Form 10-Q
period 1994-10-29
CLAIRES STORES INC
filed 1994-12-12
CIK 34115

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)
  ( X )   Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the Quarterly Period Ended          October 29, 1994
                                    OR

   (   ) Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the transition period from                               to

Commission file number                             1-8899

                                       CLAIRE'S STORES, INC.
               (Exact name of registrant as specified in its charter)

                Delaware                                         59-0940416
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3 S.W. 129th Avenue                     Pembroke Pines, Florida  33027
      (Address of principal executive offices)                 (Zip Code)

                                      (305) 433-3900
                   (Registrant's telephone number, including area code)


                   (Former name, former address and former fiscal year,
                              if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X . No   .



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 1994 was 19,541,043 and 1,329,568, respectively, excluding treasury shares.

             CLAIRE'S STORES, INC. AND SUBSIDIARIES
                             INDEX

                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets at October 29, 1994 and
          January 29, 1994.                                      3

     Consolidated Statements of Income for the Three
          Months and Nine Months Ended October 29, 1994
          and October 30, 1993.                                  4

     Consolidated Statements of Cash Flows for the
          Nine Months Ended October 29, 1994 and
          October 30, 1993.                                      5

     Notes to Consolidated Financial Statements                  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-8

                           PART I. FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                 October 29,      January 29,
ASSETS                                              1994             1994
Current Assets:
 Cash                                           $ 29,843,000     $ 41,128,000
 Inventories                                      31,366,000       22,694,000
 Prepaid expenses and other current assets        10,233,000        5,431,000
  Total current assets                            71,442,000       69,253,000

Property and Equipment:
 Land and building                                   793,000          793,000
 Furniture, fixtures and equipment                59,428,000       51,455,000
 Leasehold improvements                           73,251,000       71,162,000
                                                 133,472,000      123,410,000
 Less accumulated depreciation and
  amortization                                  ( 71,027,000)    ( 62,571,000)
                                                  62,445,000       60,839,000

Other Assets                                       9,130,000        5,127,000
                                                $143,017,000     $135,219,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt              $  3,000,000     $          -
 Trade accounts payable                           15,997,000        9,664,000
 Income taxes payable                                152,000        7,350,000
 Accrued expenses                                 10,592,000        9,527,000
 Dividends payable                                   670,000          551,000
  Total current liabilities                       30,411,000       27,092,000

Long-term debt                                     3,000,000        6,000,000
Deferred credits                                   3,059,000        2,212,000

Stockholders' Equity:
 Preferred Stock par value $l.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                   -                -
 Class A Common Stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 1,329,943 shares and 1,344,638 shares        66,000           67,000
 Common Stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  and outstanding 19,540,668 shares and
  19,431,280 shares                                  977,000          972,000
 Additional paid-in capital                       13,618,000       12,261,000
 Retained earnings                                92,654,000       86,921,000
                                                 107,315,000      100,221,000



 Less treasury stock, at cost, 82,759 shares
  and 48,759 shares                             (    768,000)    (    306,000)
                                                 106,547,000       99,915,000
                                                $143,017,000     $135,219,000

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                       OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                    (Unaudited)


                                             Three Months Ended                      Nine Months Ended
                          October 29,   October 30,    October 29,   October 30,
                             1994          1993           1994          1993

Net sales                $69,500,000   $ 65,242,000  $198,083,000   $185,078,000
Cost of sales, occupancy
 and buying expenses      33,847,000     31,123,000    95,842,000     89,387,000

  Gross profit            35,653,000     34,119,000   102,241,000     95,691,000

Other expenses:
 Selling, general and
  administrative          27,697,000     25,233,000    80,311,000     72,836,000
 Depreciation and
  amortization             3,488,000      3,234,000    10,284,000      9,616,000
 Interest (income)
  expense, net           (   203,000)        89,000   (   575,000)       322,000
                          30,982,000     28,556,000    90,020,000     82,774,000

  Income before income
   taxes                   4,671,000      5,563,000    12,221,000     12,917,000
Income taxes               1,776,000      2,086,000     4,644,000      4,770,000
  Net income             $ 2,895,000   $  3,477,000   $ 7,577,000   $  8,147,000


Net income per share     $       .14   $        .17   $       .37   $        .40

Dividends per share of
 common stock            $       .03   $       .025   $       .09   $       .075


Average number of shares
 of common stock and
 equivalents              20,792,000     20,574,000    20,756,000     20,560,000
















                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED
                       OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                    (Unaudited)

                                                                   Nine Months Ended
                                                October 29,         October 30,
                                                    1994                1993
Cash flows from operating activities:
 Net income                                     $ 7,577,000         $ 8,147,000
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
 Depreciation and amortization                   10,284,000           9,616,000
 Loss on retirement of property and
   equipment                                        858,000           1,110,000
 Other                                          (    49,000)             56,000
Change in assets and liabilities:
 (Increase) decrease in -
 Inventories                                    ( 8,672,000)        ( 8,562,000)
 Prepaid expenses and other assets              ( 8,388,000)        ( 4,984,000
 Increase (decrease) in
   Trade accounts payable                         6,333,000           5,294,000
   Income taxes payable                         ( 7,198,000)        ( 6,800,000)
   Accrued Expenses                               1,065,000         (   588,000)
   Deferred credits                                 847,000             625,000

 Net cash provided by operating
   activities                                     2,657,000           3,914,000

Cash flows from investing activities:
 Acquisition of property and equipment          (12,739,000)        ( 7,042,000)

Cash flows from financing activities:
 Principal payments on long-term debt                     -         (15,000,000)
 Common Stock repurchase for treasury           (   811,000)                  -
 Proceeds from stock conversions                    167,000                   -
 Proceeds from stock options exercised            1,117,000             344,000
 Dividends paid                                 ( 1,676,000)        ( 1,443,000)

 Net cash used in financing
   activities                                   ( 1,203,000)        (16,099,000)

Net increase (decrease) in cash                 (11,285,000)        (19,227,000)
Cash at beginning of period                      41,128,000          39,032,000

Cash at end of period                           $29,843,000         $19,805,000











                                       - 5-

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









1. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 29, 1994 filed with the Securities and Exchange Commission.

2. Due to the seasonal nature of the Company's business, the results of operations for the first nine months of the year are not indicative of the results of operations on an annualized basis.

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and nine months ended October 29, 1994 and October 30, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and nine months ended October 29, 1994 increased approximately 7% compared to the comparable periods ended October 30, 1993. The increases for the periods resulted primarily from the addition of a net 93 stores. The sales increase from the additional stores was partially offset by a decrease in same-store sales of 3% and 1% in the three month and nine month periods ended October 29, 1994, respectively. The same-store sales decline was primarily due to a lack of a significant fashion trend. In the prior year, the Company quickly responded to consumer demand for "Chokers". This fashion item was sold at a retail price which was in excess of the Company average, thus increasing the average unit retail of merchandise sold. The combination of a significant fashion item in the prior year and the higher retail price related to that item caused this year's same-store sales volume to decrease, as stated above.

Cost of sales, occupancy and buying expenses increased 9% and 7% for the three and nine months ended October 29, 1994, respectively, over the comparable periods ended October 30, 1993. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 49% for the three months ended October 29, 1994 compared to 48% for the same period in the prior year. For both the nine months ended October 29, 1994 and October 30, 1993, these expenses remained comparable. For the three month period ended October 29, 1994, these expenses, as a percentage of sales, increased due to the same-store sales decline described above and the fact that fixed expenses, such as rent and rent support, which are included in cost of sales, represented a larger percentage of net sales. For the nine month period ended October 29, 1994, the 1% same-store sales decline did not have a significant impact on cost of sales as a percentage of sales.

Selling, general and administrative expense (S,G&A) as a percentage of sales for the three and nine months ended October 29, 1994 was 40% and 41%, respectively, compared to 39% for the comparable three month and nine month periods ended October 30, 1993. The increases noted during the periods ended October 29, 1994 were due to the increase in the cost of operating the additional stores coupled with the same-store sales declines discussed above. In addition, the Company incurred expenses related to it's expansion into Canada and Japan. These expenses are not expected to have a significant impact going forward.

Depreciation and amortization as a percentage of sales was 5% for the three and nine months ended October 29, 1994, which was comparable to the three and nine months ended October 30, 1993. Since depreciation and amortization is a "fixed" expense, one would expect these expenses to increase as a percentage of sales considering the same-store sales declines discussed previously. However, due to the Company opening a majority of new stores in the third and fourth quarters of the fiscal year ending January 28, 1995, the additional depreciation and amortization from the new stores did not materially impact these expenses as a percentage of sales.

Due to the increase in cash levels and the reduction of long-term debt, interest income exceeded interest expense for the three months and nine months ended October 29, 1994. As a percentage of sales, interest income, net of interest expense, was .3% for the three and nine month periods ended October 29, 1994, compared to interest expense, net of interest income, of .1% and .2% for the three and nine month periods ended October 30, 1993, respectively. The average debt balance decreased to $6,000,000 during the three and nine months ended October 29, 1994 from $10,000,000 during the three and nine months ended October 30, 1993. Invested cash during the three and nine months ended October 29, 1994 averaged approximately $33,500,000 and $34,900,000, respectively. During the three and nine months ended October 30, 1993 invested cash averaged approximately $21,900,000 and $20,400,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.



Liquidity and Capital Resources

Net cash decreased $11,285,000 for the nine months ended October 29, 1994 due to the acquisition of property and equipment totaling $12,739,000, the purchase of treasury stock of $811,000 and the payment of dividends of $1,676,000. These cash expenditures were offset by net cash provided by operating activities of $2,657,000 and the proceeds from stock options exercised totalling $1,117,000.

Inventory at October 29, 1994 was $8,672,000 higher than the inventory level at the end of the Company's January 29, 1994 fiscal year. The increase is due to the Company building its inventory for the Christmas selling season. The Company believes these inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 100 stores in the nine months ended October 29, 1994 and remodelled 78 stores.

At October 29, 1994, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures October 31, 1995. In addition, the Company has a $10 million term note with a bank, which matures on January 31, 1996. The term note, with a presently outstanding balance of $6 million, calls for a mandatory prepayment of $3 million on January 31, 1995, with final maturity on January 31, 1996. The Company believes that cash on hand, internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CLAIRE'S STORES, INC.
                                            (Registrant)








Date: December 12, 1994                  /s/Ira D. Kaplan
                                       Ira D. Kaplan







                                        Chief Financial Officer and
                                        Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on
                                        behalf of the registrant)

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                        CLAIRE'S STORES, INC.








                                        (Registrant)








Date:  December 10, 1994



                                        Ira D. Kaplan







                                        Chief Financial Officer and
                                        Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on

                                        behalf of the registrant)