Form 10-K
period 1995-01-28
CLAIRES STORES INC
filed 1995-04-11
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended January 28, 1995
                                OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to
                    Commission File No. 1-8899



                      Claire's Stores, Inc.
      (Exact name of registrant as specified in its charter)

       Delaware                                59-0940416
(State or other jurisdiction of             (I.R.S. employer
 incorporation or organization)           identification   No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida       33027
(Address of principal executive offices)        (Zip Code)


   Registrant's telephone number, including area code: (305) 433-3900 Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
     Title of each class                         which registered
  Common Stock, $.05 par value               New York Stock Exchange, Inc.

   Securities registered pursuant to Section 12(g) of the Act:

                                Title of each class


                         Class A Common Stock, $.05 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 1995, the aggregate market value of the 17,423,763 shares of voting stock held by non-affiliates of the registrant was $228,686,889.

   At March 31, 1995, there were outstanding 19,576,816 shares of registrant's Common Stock, $.05 par value, and 1,318,706 shares of the registrant's Class A Common Stock, $.05 par value, including 82,759 Treasury Shares.

               DOCUMENTS INCORPORATED BY REFERENCE


   The Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                  PART 1
Item 1. Business

General

Claire's Stores, Inc. (the "Company"), operating through its subsidiaries, Claire's Boutiques, Inc. ("Claire's"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC") and Claire's Nippon Co., Ltd. ("Nippon), is a leading mall-based retailer of popular-priced women's fashion accessories.
As of March 31, 1995, the Company operated a total of 1,214 such stores in 48 states, Canada, the Caribbean and Japan. These include 1,032 Claire's Boutiques" stores, 130 "Topkapi" stores, 27 "Dara Michelle" stores and 15 L'ccessory stores (collectively the "Fashion Accessory Stores"). The Company also operates 10 trend gift stores under the name "Arcadia", "Art Explosion" or "E. 57th" (collectively the "Trend Gift Stores").

The Fashion Accessory Stores specialize in selling popular-priced women's fashion accessories designed to appeal to females from ages 13 to 40. Merchandise in the Fashion Accessory Stores ranges in price between $2 and $20, with the average product priced about $4. The stores average approximately 889 square feet and are primarily located in enclosed shopping malls. The Company's Dara Michelle, L'ccessory and Topkapi stores are similar in size and format to the Claire's Boutiques stores and give the Company the ability to add a second store location in malls that currently have a successful Claire's Boutiques store. Based on its knowledge of competitors, the Company believes that its Fashion Accessory Stores comprise the largest chain of specialty retail stores in the United States devoted to the sale of popular-priced women's fashion accessories.

The Trend Gift Stores sell T-shirts, unframed posters, calendars and stationery products, seasonal items and other trend gift items. These stores are located in enclosed shopping malls and vary in size from approximately 900 to 3,000 square feet. Merchandise in the Trend Gift Stores ranges in price between $1 to $75, with most sales in the $5 to $10 range.

Costume jewelry, including hair ornaments, pierced earrings and fees for piercing ears, accounts for a majority of sales. The balance consists of other fashion accessories, totebags and trend gifts. The following table compares sales of each category of merchandise sold by the Company for the last three fiscal years:

                                      Fiscal Year Ended
                             Jan. 28,        Jan. 29,        Jan. 30,
                               1995            1994            1993
                                        (In thousands)

   Costume jewelry           $196,057        $180,279        $161,829
   Other fashion accessories   94,277          89,718          76,375
   Totebags                     6,982           7,559           5,490
   Trend gifts                  4,119           4,137           4,293

                             $301,435        $281,693        $247,987

Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of the fiscal year ended January 28, 1995 ("Fiscal 1995") were 21%, 22%, 23% and 34% in the first, second, third and fourth quarters, respectively.

At March 31, 1995, the Company had approximately 5,500 employees, 54% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion Accessory Stores

The Fashion Accessory Stores, averaging approximately 889 square feet, are located primarily in enclosed shopping malls. Each store uses
Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

The stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Virtually all sales are made in cash, although the stores also accept credit cards. The Company permits returns for exchange or refund.

The Company purchases its merchandise from approximately 300 suppliers. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly, and most of the totebags are purchased from importers. All merchandise is shipped from the suppliers to the Company's distribution facility in Wood Dale, Illinois, a suburb of Chicago. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 117 District Managers for the Fashion Accessory Stores, each of whom oversees approximately ten stores in his or her respective geographic area and reports to one of nine Regional Managers. Each Regional Manager reports to one of two Territorial Vice Presidents, who in turn report to the President of Claire's. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally.

The Company expanded its international store base by opening 45 stores in Canada in Fiscal 1995. The Company plans to open an additional 30 to 40 stores in Canada in Fiscal 1996. In addition, the Company entered into a 50/50 joint venture agreement to open Claire's Boutiques stores in Japan.
The Company and its joint venture partner, Jusco Co., Ltd., a Japanese company, opened its first stores in Japan in November 1994. The initial results of operating in Japan has been quite positive. Current plans call for opening approximately 20 additional stores in Japan in Fiscal 1996. Net sales and identifiable assets outside the United States represented less than 10% of consolidated net sales or identifiable assets in Fiscal 1995.

Trend Gift Stores

During Fiscal 1995, the Company closed three Trend Gift Stores. It is the Company's intention to continue to take advantage of opportunities to either close the remaining Trend Gift Stores or convert them to Fashion Accessory Stores. This policy is due to Management's decision to discontinue the gift division concept.

Item 2. Properties

The Company's 1,214 stores are located in 48 states, Canada, the Caribbean and Japan. The Company leases all of its stores, generally for terms of seven to ten years. Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of the Company's stores are located in enclosed shopping malls. Some stores are located within a central business district, while others are located in "open-air" outlet malls. The Company actively seeks locations that meet its criteria and opens new stores when opportunities are found within its budget for expansion. Criteria include geographic location and demographic aspects of communities surrounding the mall, acceptable anchor tenants, suitable location within a mall, appropriate space availability and proposed rental rates. In choosing new locations, the Company generally attempts to cluster stores geographically, thus affording economies of scale in supervision. The Company believes that sufficient desirable locations are available to accommodate its expansion plans. The Company refurbishes its existing stores on a regular basis.

The Company has closed 66 stores in the last three fiscal years. The stores were closed because of lack of profit potential or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. Nine of these stores were closed due to the down-sizing of the Trend Gift division. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three years, no individual store accounted for more than one percent of total sales.

The Company opened 137 Fashion Accessory Stores during Fiscal 1995 and has opened as of March 31, 1995 a net 11 stores in the current fiscal year ending February 3, 1996 ("Fiscal 1996"). The Company plans to continue opening Fashion Accessory Stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $85,000 per store.

The offices and distribution center of the Company's stores are located in Wood Dale, Illinois. Of the facility's approximately 176,000 square feet, 150,000 square feet are devoted to receiving and distribution. The facility is a one story industrial building constructed in 1985 and equipped with automated systems for receiving, processing and shipping merchandise to the stores. The lease for this space expires on June 30, 1996. The Company does not intend to extend the lease on this facility.

In January 1995, Claire's purchased for $7.4 million, land and a building located in Hoffman Estates, Illinois. Claire's intends to relocate its offices and distribution facility to this location in early 1996. The facility is located on 24.8 acres and consists of 247,000 total square feet with 201,000 square feet devoted to receiving and distribution and 46,000 square feet for office space. The unused acreage allows Claire's the ability to expand its facility in the future by an additional 100,000 square feet.

In August 1990, Claire's entered into a lease which expires on July 31, 2001 for 40,000 square feet of office space in Wood Dale, Illinois. Under the terms of the lease, Claire's is required to pay taxes, utilities, insurance costs and maintenance costs. Due to a downsizing of the corporate staff, it was decided that the additional space would not be needed, and in March 1992, approximately 30,000 square feet of the space was subleased to an unrelated third party. The sublease term runs parallel to the original lease. Claire's is currently seeking to sublease the remaining 10,000 square feet.

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by the Chairman of the Board and President of the Company and members of his immediate family, both of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $447,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The lease expires on July 31, 2000 and may be extended, at the option of the Company, for an additional five-year term.

The Company also owns 10,000 square feet of office space in Miami, Florida. In November 1992, 5,000 square feet of the space was leased to an unrelated third party. The lease term is for three years. The remaining 5,000 square feet of space is being utilized as a storage facility for the Company. The Company also leases executive office space in New York City under a lease which expires on October 31, 1998, and is the beneficial owner of two cooperative apartments in New York City.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1995.

                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has two classes of common stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for the fiscal quarters of the Company indicated, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock. No dividends had been declared on the Class A Common Stock prior to Fiscal 1995. At March 31, 1995, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 2,252 and 1,004, respectively.



                             Closing Prices      Dividends      Dividends
                                  of                on         on Class A
                              Common Stock      Common Stock   Common Stock
Year Ended January 28, 1995  High       Low
First Quarter               $23.13    $16.50       $ .03       $     -
Second Quarter               17.63      9.50         .03          .015
Third Quarter                13.63     10.13         .03          .015
Fourth Quarter               13.63     11.00         .03          .015


Year Ended January 29, 1994
First Quarter               $17.75    $12.63       $.025             -
Second Quarter               16.13     12.13        .025             -
Third Quarter                18.00     12.00        .025             -
Fourth Quarter               19.50     16.00        .025             -

In 1985, the Board of Directors instituted a quarterly dividend on the Common Stock of $.025 per share. In February 1994, the Board of Directors increased the quarterly dividend to $.03 per share and in July 1994 declared a quarterly dividend of $.015 per share on the Class A Common Stock. The Board expects to continue this policy; however, there is no assurance that dividends will continue to be paid since they are dependent upon earnings, the financial condition of the Company and other factors, including certain restrictive provisions of the Company's loan agreements.

Item 6. Selected Financial Data

                                            Fiscal Year Ended
                            Jan. 28    Jan. 29    Jan. 30    Feb. 1     Feb. 2
                              1995       1994      1993       1992       1991
                                  (In thousands except per share amounts)

Operating Statement Data:
Net sales                  $301,435   $281,693   $247,987   $234,162  $235,305
Income from continuing
  operations                 23,855     23,634     14,551      5,226    22,356
Loss from operations
  of discontinued
  subsidiary                      -          -          -     (2,047)   (1,903)
Loss on disposal of dis-
  continued subsidiary            -          -          -    (11,927)       -
Net income (loss)          $ 23,855   $ 23,634   $ 14,551   $ (8,748) $ 20,453

Income (Loss) Per Share
  From:
Income from continuing
  operations               $   1.15   $   1.15   $    .71   $    .26  $   1.10
Loss from operations
  of discontinued
  subsidiary                      -          -          -       (.10)     (.09)
Loss on disposal of dis-
  continued subsidiary            -          -          -       (.59)        -
Net income (loss)          $   1.15   $   1.15   $    .71   $   (.43) $   1.01

Cash dividends per share:
  Common stock             $    .12   $    .10   $    .10   $    .10  $    .10

  Class A Common Stock     $   .045   $      -   $      -   $      -  $      -


Balance Sheet Data:
Current assets             $ 78,670   $ 69,253   $ 64,038   $ 40,352  $ 52,971
Current liabilities          29,963     27,092     40,785     19,778    23,638
Working capital              48,707     42,161     23,253     20,574    29,333
Total assets                158,578    135,219    128,878    111,586   127,870
Long-term obligations         6,464      8,212     11,254     27,827    30,602
Stockholders' equity        122,151     99,915     76,839     63,981    73,630

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the
Company:

                                               Fiscal Year Ended

                                    January 28,   January 29,    January 30,
                                       1995          1994           1993



Net sales                             100.0%        100.0%        100.0%

Cost of sales, occupancy and
  buying expenses                      46.1          46.2          47.1
     Gross profit                      53.9          53.8          52.9

Selling, general and administrative    36.8          35.8          37.5
Depreciation and amortization           4.6           4.6           5.2
Income before interest (income)
  expense and income taxes             12.5          13.4          10.2

Interest (income) expense, net         (0.3)          0.1           0.7
Income before income taxes             12.8          13.3           9.5

Income taxes                            4.9           4.9           3.6

Net income                              7.9%          8.4%          5.9%

Results of Operations

From the fiscal year ended January 30, 1993 ("Fiscal 1993") to January 28, 1995 ("Fiscal 1995"), the Company's net sales increased at a compounded annual rate of 10%. Net Income increased from $14,551,000 in Fiscal 1993 to $23,855,000 in Fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994

Net sales increased by $19,742,000, or 7%, to $301,435,000 in Fiscal 1995 compared to $281,693,000 for the year ended January 29, 1994 ("Fiscal 1994"). The increase for the period resulted primarily from the addition
of a net 114 stores.   The sales increase from the additional stores was
partially offset by a decrease in same-store sales of 2%. The same-store sales decline was primarily due to a lack of a significant fashion trend. In Fiscal 1994, the Company quickly responded to consumer demand for "Chokers". This fashion item was sold at a retail price which was in excess of the Company average, thus increasing the average unit retail price of merchandise sold. The combination of a significant fashion item in the prior year and the higher average unit retail price related to that item caused this year's same-store sales volume to decrease, as stated above.

Cost of sales, occupancy and buying expenses increased by $8,921,000, or 7%, to $139,092,000 in Fiscal 1995 compared to $130,171,000 in Fiscal
1994. The principal reasons for this increase was the rise in the number of stores and volume of merchandise sold. As a percentage of net sales, these expenses were 46% for both Fiscal 1995 and Fiscal 1994. The effect of the same-store sales decline discussed above was mitigated by the benefit realized by the Company's continuing expansion of its overseas merchandise buying program.

Selling, general and administrative expenses increased by $10,185,000, or 10%, to $110,887,000 in Fiscal 1995 from the Fiscal 1994 level of $100,702,000. The increase noted was due to the increase in the cost of operating the additional stores. In addition, the Company incurred expenses related to its expansion into Canada and Japan. These expenses
are not expected to have a significant impact going forward.   As a
percentage of net sales, these expenses increased to approximately 37% in Fiscal 1995 compared to 36% in Fiscal 1994. The increase noted was mainly attributable to the decrease in same-store sales discussed previously, thus making fixed expenses a larger percentage of sales.

Depreciation and amortization increased by $908,000, or 7%, to $13,882,000 in Fiscal 1995 from the Fiscal 1994 level of $12,974,000. The increase was primarily due to the 11% increase in new stores and approximately 100 stores which were remodelled during the year. In addition, the Company made a significant investment to enhance its management information systems.

Due to the increase in cash levels and the reduction of long-term debt, interest income exceeded interest expense in Fiscal 1995. As a percentage of sales, interest income, net of interest expense, was .3% for Fiscal 1995 compared to interest expense, net of interest income, of .1% in Fiscal 1994. The average debt balance decreased to $6,000,000 during Fiscal 1995 from $10,850,000 in Fiscal 1994. The cash balance during Fiscal 1995 averaged approximately $38,300,000 compared to approximately $24,630,000 in Fiscal 1994. The weighted average interest rates paid by the Company during Fiscal 1995 and Fiscal 1994 were 8.1% and 7.3%, respectively. These rates are directly related to the bank's prime rate.

Income taxes increased by $739,000 to $14,620,000 in Fiscal 1995 compared to $13,881,000 in Fiscal 1994. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.


Fiscal 1994 Compared to Fiscal 1993

Net sales increased by $33,706,000, or 14%, in Fiscal 1994 to $281,693,000 compared to $247,987,000 for Fiscal 1993. The increase for Fiscal 1994 resulted primarily from same-store sales increases of 8%. In addition to the same-store sales increases, total sales benefited from the addition of a net 48 stores. The same-store sales increases were primarily due to the Company focusing on maintaining adequate stock of its core fashion accessory merchandise and aggressive marketing to increase the average sale amount. This is evident by the increase in the inventory turn to 3.3 times for Fiscal 1994 compared to an inventory turn of 3.1 times during Fiscal 1993. In addition, the Company has increased inventory levels of its core fashion accessory merchandise.

Cost of sales, occupancy and buying expenses increased by $13,310,000, or 11%, to $130,171,000 in Fiscal 1994 compared to $116,861,000 in Fiscal
1993. The principal reasons for the increase in Fiscal 1994 were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 46% for Fiscal 1994 compared to 47% for Fiscal 1993. The decrease as a percentage of sales was not as acute as might be expected given the same-store sales increases described above. Even though fixed expenses such as rent and rent support, which are included in cost of sales, represented a smaller percentage of net sales, the Company incurred certain expenses related to the expansion of its overseas merchandise buying program, the benefit of which the Company expects to realize in the near future. In addition to the cost of the Company's expansion of its overseas merchandise buying program, the Company tested sales promotions whereby a free gift was given away with each purchase over a specified dollar amount. This promotion successfully increased the average sale and generated profitable sales. However, due to the cost of the free gift, which was included in cost of sales, the margins realized by these incremental promotional sales were lower than the "normal" margin realized on sales not included in the promotion.

Selling, general and administrative expenses increased by $7,797,000, or 8%, to $100,702,000 in Fiscal 1994 compared to $92,905,000 in Fiscal
1993. The increase in Fiscal 1994 was primarily due to the increase in the number of stores. Specifically, increases were noted in store payroll, including the cost of store personnel bonuses and health care. As a percentage of net sales, these expenses decreased to approximately 36% in Fiscal 1994 compared to 37% in Fiscal 1993. The decrease noted was mainly attributable to the increase in same-store sales discussed previously, thus making fixed expenses a smaller percentage of sales.

Depreciation and amortization decreased by $61,000, or less than 1%, to $12,974,000 in Fiscal 1994 compared to $13,035,000 in Fiscal 1993. The decrease noted in Fiscal 1994 compared to Fiscal 1993 was primarily due to the majority of new stores opening later in the second half of Fiscal 1994 than in previous years. In addition, many assets placed into service in previous years became fully depreciated in Fiscal 1994 and were thus only depreciated for a portion of the year.

Interest expense, net of interest income, decreased by $1,386,000, or 81%, in Fiscal 1994 to $331,000 compared to $1,717,000 in Fiscal 1993. The decrease in Fiscal 1994 from Fiscal 1993 is primarily attributable to the decrease in the average debt balance outstanding and the increase in the Company's average available cash balance. During Fiscal 1994, the average debt balance decreased to approximately $10,850,000 from the Fiscal 1993 average of approximately $25,420,000. The cash balance during Fiscal 1994 averaged approximately $24,630,000 compared to an average of approximately $19,800,000 in Fiscal 1993. The weighted average interest rates paid by the Company during Fiscal 1994 and Fiscal 1993 were 7.3% and 8.5%, respectively. These rates are directly related to the bank's prime rate and the rate the Company paid on its since-retired 8-1/2% convertible subordinated notes.

Income taxes increased by $4,963,000 to $13,881,000 in Fiscal 1994 compared to $8,918,000 in Fiscal 1993. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.

Impact of Inflation

Inflation has not affected the Company, as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totalled $48,473,000 at the end of Fiscal 1995.

Net cash provided by operating activities amounted to $37,030,000 in Fiscal 1995 compared to $34,750,000 in Fiscal 1994 and $34,430,000 in Fiscal 1993.
The Company's current ratio (current assets over current liabilities) was 2.63:1.0 for Fiscal 1995 and 2.56:1.0 for Fiscal 1994.

At the end of Fiscal 1995, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This facility matures on January 31, 1997.

During Fiscal 1995, the Company continued to expand and remodel its store base. Significant capital projects included the opening of 137 new stores and remodelling approximately 100 stores. In addition, the Company continued to invest in technology and purchased a new distribution center in Hoffman Estates, Illinois. The Company expects to begin utilization of the new facility in early 1996. Funds expended for capital improvements in Fiscal 1995 totalled $24,762,000 compared to $12,831,000 in Fiscal 1994 and
$8,093,000 in Fiscal 1993. In the year ending February 3, 1996 ("Fiscal 1996"), capital expenditures are expected to be approximately $19,000,000 as the Company continues to invest in its store base and technology.

In May 1994, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time. 59,000 shares were repurchased at an average price of $13.74. Subsequent to May 1994, the Company reissued 25,000 Treasury shares as fulfillment of its obligations under its stock option plans.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit line. The Company foresees no difficulty in maintaining its present financial condition and liquidity and the ability to finance its capital expenditure plan and other foreseeable future needs.

Item 8. Financial Statements and Supplementary Data         Page No.

Independent Auditors' Reports                                  13-14

Consolidated Balance Sheets at January 28, 1995 and
   January 29, 1994                                            15

Consolidated Statements of Income for
   the three fiscal years ended January 28, 1995               16

Consolidated Statements of Changes in Stockholders' Equity
   for the three fiscal years ended January 28, 1995           17

Consolidated Statements of Cash Flows  for
   the three fiscal years ended January 28, 1995               18

Notes to Consolidated Financial Statements                     19-24

Selected Quarterly Financial Data (Unaudited)                  25

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/KPMG PEAT MARWICK LLP
Fort Lauderdale, Florida
March 17, 1995

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Claire's Stores, Inc. and subsidiaries for the year ended January 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended January 30, 1993 in conformity with generally accepted accounting principles.



/S/DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
April 2, 1993

                    CLAIRE'S STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             Jan. 28,     Jan. 29,
                                               1995         1994
ASSETS                                           (In thousands)
Current assets:
 Cash and cash equivalents                   $ 48,473     $ 41,128
 Inventories                                   24,330       22,694
 Prepaid expenses and other current
  assets                                        5,867        5,431
      Total current assets                     78,670       69,253

Property and equipment:
 Land and building                              8,267          793
 Furniture, fixtures and equipment             61,088       51,455
 Leasehold improvements                        73,617       71,162
                                              142,972      123,410
 Less accumulated depreciation
  and amortization                            (72,705)     (62,571)
                                               70,267       60,839

Other assets                                    9,641        5,127
                                             $158,578     $135,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                      $ 11,705     $  9,664
 Income taxes payable                           7,500        7,350
 Accrued expenses                              10,086        9,527
 Dividends payable                                672          551
      Total current liabilities                29,963       27,092

Long-term debt                                  3,000        6,000
Deferred credits                                3,464        2,212

Stockholders' equity:
 Preferred stock, par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding 0 shares                   -            -
 Class A common stock, par value $.05 per
  share; authorized 20,000,000 shares,
  issued 1,315,627 shares and
  1,344,638 shares                                 66           67
 Common stock, par value $.05 per
  share; authorized 50,000,000 shares,
  issued 19,554,895 shares and 19,431,280
  shares                                          978          972
 Additional paid-in capital                    13,618       12,261
 Foreign currency translation adjustments        (115)           -
 Retained earnings                            108,372       86,921
                                              122,919      100,221
 Treasury stock, at cost (82,759
  and 48,759 shares, respectively)               (768)        (306)
                                              122,151       99,915

Commitments and contingencies                       -            -
                                             $158,578     $135,219

See accompanying notes to consolidated financial statements.

                    CLAIRE'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             Fiscal Year Ended
                                     Jan. 28,     Jan. 29,     Jan. 30,
                                       1995         1994         1993
                                  (In thousands except per share amounts)

Net sales                           $  301,435   $  281,693   $  247,987
Cost of sales, occupancy and
 buying expenses                       139,092      130,171      116,861

   Gross profit                        162,343      151,522      131,126

Other expenses:
 Selling, general and
  administrative                       110,887      100,702       92,905
 Depreciation and amortization          13,882       12,974       13,035
 Interest (income) expense, net           (901)         331        1,717
                                       123,868      114,007      107,657

   Income before income taxes           38,475       37,515       23,469

Income taxes                            14,620       13,881        8,918

   Net income                       $   23,855   $   23,634   $   14,551

   Net income per share             $     1.15   $     1.15   $      .71


See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                         Foreign
                       Class A         Additional  Currency
                       Common  Common  Paid-In     Translation  Retained  Treasury
                       Stock   Stock   Capital     Adjustments  Earnings  Stock     Total
                                  (In thousands)
Balance,
 February 1, 1992      $    69 $  958  $   10,676  $         -  $ 52,584  $   (306) $ 63,981
Net income                   -      -           -            -    14,551         -    14,551
Class A Common
   Stock converted
   to Common Stock          (1)      1          -            -         -         -         -
Stock options
   exercised                 -       1        148            -         -         -       149
Issuance of below
   market stock
   options                   -       -         75            -         -         -        75
Cash dividends
   ($.10 per
   common share)             -       -          -            -    (1,917)        -     (1,917)
Balance,
 January 30, 1993           68     960     10,899            -    65,218      (306)    76,839
Net income                   -       -          -            -    23,634         -     23,634
Class A Common
   Stock converted
   to Common Stock          (1)      1          -            -         -         -          -
Stock options
   exercised                 -      11      1,287            -         -         -      1,298
Issuance of below
   market stock
   options                   -       -         75            -         -         -         75
Cash dividends
   ($.10 per
   common share)             -       -          -            -    (1,931)        -      (1,931)
Balance,
 January 29, 1994           67     972     12,261            -    86,921      (306)     99,915
Net income                   -       -          -            -    23,855         -      23,855
Class A Common
   Stock converted
   to Common Stock          (1)      1          -            -         -         -           -
Stock options
   exercised                 -       4        832            -         -         -         836
Cash dividends
   ($.12 per
   Common share and
   $.045 per Class
   A Common share)           -       -          -            -    (2,404)        -      (2,404)
Foreign currency
   translation
   adjustments               -       -          -         (115)        -         -        (115)
Purchase of Treasury
   Stock                     -       -          -            -         -      (811)       (811)
Issuance of Treasury
   Stock                     -       -        (68)           -         -       349         281
Conversion of
   Debentures                -       1        166            -         -         -         167
Tax benefit from
   exercised stock
   options                   -       -        427            -         -         -         427
Balance,
 January 28, 1995      $    66  $  978 $   13,618  $      (115) $108,372  $   (768)   $122,151

See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Fiscal Year Ended
                                        Jan. 28,     Jan. 29,     Jan. 30,
                                          1995         1994         1993
                                                   (In thousands)

Cash flows from operating activities:
 Net income                             $  23,855    $  23,634    $  14,551
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and amortization             13,882       12,974       13,035
 Deferred income taxes                     (1,914)      (2,890)      (3,002)
 Loss on retirement of property and
   equipment                                1,465        1,401          970
 Other                                         (2)          75           76
 Change in assets and liabilities:
 (Increase) decrease in -
   Inventories                             (1,636)      (2,881)      (1,124)
   Prepaid expenses and other assets       (2,622)        (826)       2,489
 Increase (decrease) in -
   Trade accounts payable                   2,041          961          146
   Income taxes payable                       150          550        6,208
   Accrued expenses                           559         (209)        (348)
   Deferred credits                         1,252        1,961        1,429

 Net cash provided by operating
   activities                              37,030       34,750       34,430

Cash flows from investing activities:
 Acquisition of property and
   equipment which represents net
   cash used in investing activities      (24,762)     (12,831)      (8,093)

Cash flows from financing activities:
 Proceeds from long-term debt                   -       10,000            -
 Principal payments on long-term debt      (3,000)     (29,000)           -
 Proceeds from stock options exercised      1,117        1,103          149
 Dividends paid                            (2,281)      (1,926)      (1,917)
 Purchase of Treasury Stock                  (811)           -            -
 Proceeds from conversion of debentures       167            -            -

 Net cash used in financing
   activities                              (4,808)     (19,823)      (1,768)

Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                               (115)           -            -

Net increase in cash and cash
   equivalents                              7,345        2,096       24,569

Cash and cash equivalents at
   beginning of year                       41,128       39,032       14,463

Cash and cash equivalents at
   end of year                          $  48,473    $  41,128    $  39,032

See accompanying notes to consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to January
31. Fiscal years 1995, 1994 and 1993 each consisted of 52 weeks.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis on the retail method.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets, or the terms of the respective leases.

Net Income Per Share - Primary income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (20,780,000 shares in Fiscal 1995, 20,637,000 shares in Fiscal
1994 and 20,550,000 shares in Fiscal 1993).

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, SFAS No. 109 requires the adjustment of previously deferred income taxes for changes in tax rates under the liability method.

Foreign Currency Translation - The financial statements of the Company's foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year.
Resulting translation adjustments are accumulated as a component of stockholders' equity.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of current assets, current liabilities and long-term debt. Current assets and liabilities are stated at fair market value; long-term debt, which is at current market interest rates, approximates fair market value.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the Fiscal 1995 presentation.

2. CREDIT FACILITIES

                                   January 28,         January 29,
                                      1995                1994
                                           (In thousands)
Long-term debt:
  Working capital credit line      $         -         $         -
  Term note due 1996                     3,000               6,000
                                   $     3,000         $     6,000

The Company has an unsecured revolving line of credit of $10 million with a bank for letters of credit and working capital needs. Interest on the outstanding balance is at the bank's prime rate plus 1/2% through October 31, 1994 and at the prime rate thereafter. The credit agreement matures on January 31, 1997. At January 28, 1995 and January 29, 1994, no borrowings were outstanding under this line of credit.

On March 11, 1993, the Company entered into a $10 million term note with a bank. The term note matures on January 31, 1996 and accrues interest at the bank's prime rate.

The bank credit agreement and term note contain various restrictive covenants which include, among other things, the requirement to maintain minimum tangible net worth, restrictions on fixed asset additions, restrictions on certain additional indebtedness, requirements to maintain certain financial ratios and restrictions which limit the amount of dividends the Company can declare to the lesser of $.15 per share or an aggregate of $3,300,000 for Fiscal 1995 and $.20 per share or an aggregate of $4,400,000 for the fiscal year ending February 3, 1996. In addition, the bank requires the Company to maintain a compensating balance of $1,000,000 during the period January 1 through August 31 of each year.

3. INCOME TAXES

Income taxes consist of the following:

                                 Fiscal Year Ended

                      Jan. 28,        Jan. 29,        Jan. 30,
                        1995            1994            1993
                                   (In thousands)
Federal:
   Current            $14,870         $15,597         $11,038
   Deferred            (1,779)         (2,688)         (2,780)
                       13,091          12,909           8,258
State:
   Current              1,164           1,174             882
   Deferred              (135)           (202)           (222)
                        1,029             972             660
Foreign:
   Current                500               -               -
                      $14,620         $13,881         $ 8,918

The approximate tax effect on each type of significant temporary difference for which the asset is included in prepaid expenses and other current assets and other assets on the accompanying balance sheets is as follows:

                         Deferred Tax Consequences at January 28,1995
                                        (In thousands)

                         Assets            Liabilities          Total
Depreciation             $2,305           $    -                $2,305
Accrued expenses          1,462                -                 1,462
Discontinued operations     124                -                   124
Other                     1,413                -                 1,413
                         $5,304           $    -                $5,304

                         Deferred Tax Consequences at January 29,1994

                         Assets            Liabilities          Total
Depreciation             $  720           $    -                $  720
Accrued expenses          1,539                -                 1,539
Discontinued operations     186                -                   186
Other                       945                -                   945
                         $3,390           $    -                $3,390

The provision for income taxes differs from an amount computed at the statutory rates as follows:

                         Jan. 28,         Jan. 29,        Jan. 30,
                           1995             1994            1993
     Income taxes at
      statutory rates          35%              35%             34%
     State income taxes,
      net of federal tax
      benefit                   3                3               3
     Other                      -                -               1
                               38%              38%             38%

4. STOCKHOLDERS' EQUITY

Preferred Stock - The Company has authorized 1,000,000 shares of $1 par value preferred stock, none of which has been issued. The rights and preferences of such stock may be designated in the future by the Board of Directors.

Class A Common Stock - The Class A Common Stock has only limited transferability and is not traded on any stock exchange or any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The Class A Common Stock has ten votes per share. Dividends declared on the Class A Common Stock are limited to 50% of the dividends declared on the Common Stock.

Treasury Stock - Treasury stock acquired is recorded at cost. Occasionally, the Company uses treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to the stock option plans, the difference between the cost of treasury stock issued and the option price is charged or credited to additional paid-in capital.

5. STOCK OPTIONS

In April 1991, the Board of Directors of the Company adopted, and in June 1991 the Company's stockholders approved, the Claire's Stores, Inc. 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under such plans will remain outstanding. Under the 1991 Plan, the Company may grant either incentive stock options, non-qualified stock options, tandem stock appreciation rights and stock appreciation rights exercisable in conjunction with stock options to purchase up to 1,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan or the 1985 Plan. Incentive stock options granted under the 1991 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. No stock option or stock appreciation right may be exercised less than one year after the date granted. Each incentive stock option, non-qualified stock option or stock appreciation right will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

Tandem stock appreciation rights granted in conjunction with options may be exercised only to the extent, during the period and on the conditions that their related options are exercisable and may not be exercised after the expiration or termination of their related options. Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares, or one dollar below the fair market value, at the date of grant and expire five to ten years after the date of grant.

At January 28, 1995, options to purchase 77,312, 115,000 and 294,500 shares of Common Stock were exercisable under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. Options to purchase an additional 30,138, 20,000 and 256,375 shares were outstanding, but not yet exercisable, at January 28, 1995 under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. There were 637,194 shares of Common Stock available for future option grants under the 1991 Plan at January 28, 1995.

In October 1992, stock options to purchase an aggregate of 300,000 shares of Common Stock at a purchase price of $11.14 per share were granted to the Chairman of the Board and President of the Company. These options are non-qualified and were not issued under the 1991 Plan.

Transactions and other information relating to the 1982 Plan, 1985 Plan and the 1991 Plan are summarized as follows:

                  1982 Plan     1985 Plan      1991 Plan       Range of
                  Number of     Number of      Number of     option price
                   shares        shares         shares        per share

Outstanding,
February 1, 1992   354,500       229,100        167,000     $2.63 - 15.25
  Granted                -             -        205,500      7.00 - 11.75
  Exercised         (2,000)      (20,000)             -      2.63 -  4.75
  Cancelled        (33,000)            -              -      4.75 - 11.50
Outstanding,
January 30, 1993   319,500       209,100        372,500      3.50 - 15.25
  Granted                -             -        166,750     13.75 - 16.25
  Exercised       (175,250)      (24,100)        (9,375)     3.50 - 11.50
  Cancelled              -             -         (7,500)     7.00 -  7.00
Outstanding,
January 29, 1994   144,250       185,000        522,375      6.50 - 16.25
  Granted                -             -        165,000     10.63 - 12.63
  Exercised       ( 13,300)     ( 50,000)      ( 52,250)     6.50 - 13.75
  Cancelled       ( 23,500)            -       ( 84,250)     6.50 - 16.25
Outstanding,
January 28, 1995   107,450       135,000        550,875      6.50 - 16.25

6. EMPLOYEE BENEFIT PLAN

In the fiscal year ended February 1, 1986, the Company adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 1995, Fiscal 1994 and Fiscal 1993, the cost of Company matching contributions was $299,000, $244,000 and $185,000, respectively. The Company does not have any post-employment or post-retirement benefit plans other than above.

7. COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2005 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 28, 1995 was as follows:

                                   1995         1994          1993
                                            (In thousands)
 Minimum rentals                 $36,711       $32,800      $29,394
 Rentals based on net sales        1,180         1,490        1,183
 Other rental expense-equipment    8,638         7,846        7,180
      Total rental expense       $46,529       $42,136      $37,757

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows:

                               (In thousands)
           1996                  $ 45,188
           1997                    41,465
           1998                    37,043
           1999                    33,236
           2000                    28,114
           Thereafter              63,483
                                 $248,529

Certain leases provide for payment of real estate taxes, insurance and certain other operating expenses of the properties. In other leases, certain of these costs are included in the basic contractual rental payments.

8. STATEMENTS OF CASH FLOWS

Payments of income taxes were $16,014,000 in Fiscal 1995, $16,414,000 in Fiscal 1994 and $5,670,000 in Fiscal 1993. Payments of interest were $488,000 in Fiscal 1995, $866,000 in Fiscal 1994 and $2,184,000 in Fiscal
1993.

9. INCOME STATEMENTS

Advertising expense for the three fiscal years ended January 28, 1995 was $4,614,000, $3,029,000 and $2,553,000.

10. RELATED PARTY TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by the Chairman of the Board and President of the Company and members of his immediate family, both of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $447,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                 Fiscal Year Ended January 28, 1995
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                (In thousands except per share amounts)
Net sales                  $63,656   $64,926   $69,500   $103,353  $301,435
Gross profit                33,319    33,268    35,653     60,103   162,343
Net income                   2,652     2,029     2,895     16,279    23,855

Net income per share       $   .13   $   .10   $   .14   $    .78  $   1.15



                                 Fiscal Year Ended January 29, 1994
                                (In thousands except per share amounts)
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
Net sales                  $58,052   $61,784   $65,242   $96,615   $281,693
Gross profit                29,926    31,646    34,119    55,831    151,522
Net income                   2,011     2,659     3,477    15,487     23,634

Net income per share       $   .10   $   .13   $   .17   $   .75   $   1.15


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      See the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 1993 and as amended, January 12, 1994 for information relating to the change in the Company's independent accountants, the text of which is incorporated herein by reference.

                                  PART III

Items 10,11,12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation ; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

The information required by these items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Company's 1995 Annual Meeting of Stockholders containing such information, which information is incorporated herein by reference as if set out in full.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report.
                                                                   Page No.

 1.   Financial Statements

      Independent Auditors' Reports                                   13-14
      Consolidated Balance Sheets at January 28, 1995 and
       January 29, 1994                                               15
      Consolidated Statements of Income for the three
       fiscal years ended January 28, 1995                            16
      Consolidated Statements of Changes in Stockholders'
       Equity for the three fiscal years ended January 28, 1995       17
      Consolidated Statements of Cash Flows
       for the three fiscal years ended January 28, 1995              18
      Notes to Consolidated Financial Statements                      19-24

 2.   Financial Statement Schedules


      All schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

 3.   Exhibits

      (3)(a) Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

      (3)(b)      Amended By-laws of the Company

      (4)(a) Revolving Credit Agreement dated as of October 22, 1992 between the Company and its subsidiaries and The Bank of Tokyo Trust Company (incorporated by reference to exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993).

       (4)(b) First Amendment dated as of March 11, 1993 to the Revolving Credit Agreement (incorporated by reference to exhibit 4(b) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1993).

       (4)(c) Second Amendment dated as of May 28, 1993 to the Revolving Credit Agreement (incorporated by reference to exhibit 4(c) to the Company's Annual Report on form 10-K for the fiscal year ended January 29, 1994).

       (4)(d) Third Amendment dated as of February 28, 1994 to the Revolving Credit Agreement (incorporated by reference to exhibit 4(d) to the Company's Annual Report on form 10-K for the fiscal year ended January 29, 1994).

       (4)(e) Fourth Amendment dated as of March 27, 1995 to the Revolving Credit Agreement.

       (4)(f) Fifth Amendment dated as of April 3, 1995 to the Revolving Credit Agreement.

      (10)(a) Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

      (10)(b) Lease between La Salle National Bank and Claire's Boutiques, Inc. dated July 31, 1984 (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1985).

      (10)(c) Amendment to Lease between La Salle National Bank and Claire's Boutiques, Inc. dated December 11, 1985 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

      (10)(d) Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

      (10)(e) 401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

      (10)(f) Office Lease Agreement dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

      (10)(g) Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

      (10)(h) Addendum to Office Lease dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
                  1991).

      (10)(i) Lease between Chancellory Commons I Limited Partnership and Claire's Boutiques, Inc. dated August 31, 1990
                  (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

      (10)(j) 1991 Stock Option Plan of the Company (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

      (10)(k) Employment Agreement dated as of October 19, 1992, between the Company and Rowland Schaefer (incorporated by reference to exhibit (10)(k) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1993).

      (10)(l) Non-Qualified Stock Option Agreement dated October 19, 1992 between the Company and Rowland Schaefer (incorporated by reference to exhibit (10)(l) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1993).

      (21)        Subsidiaries of the Company.

      (24)        Consents of independent auditors.

(b)   Reports on Form 8-K.

      On December 28, 1993 and January 12, 1994, a Current report on Form 8-K, as amended, was filed with respect to a change in Registrant's certifying accountant. No financial statements were required to be filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CLAIRE'S STORES, INC.



                         By /S/Rowland Schaefer
                         Rowland Schaefer
                         President and Chairman
                         of the Board of Directors

April 5, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 1995.


/S/ Rowland Schaefer              President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

/S/ Ira D. Kaplan                 Chief Financial Officer and Treasurer
Ira D. Kaplan                     (Principal Financial Officer)


/S/ Harold E. Berritt             Director
Harold E. Berritt


/S/ Fred D. Hirt                  Director
Fred D. Hirt


/S/ Bruce G. Miller               Director
Bruce G. Miller


/S/ Sylvia Schaefer               Director
Sylvia Schaefer


/S/ Marla Schaefer                Director
Marla Schaefer


/S/ Joel J. Silver                Director
Joel J. Silver

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLAIRE'S STORES, INC.



                                  By
                                  Rowland Schaefer
                                  President and Chairman
                                  of the Board of Directors

April 5, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 1995.


                                  President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

                                  Chief Financial Officer and Treasurer
Ira D. Kaplan                     (Principal Financial Officer)


                                  Director
Harold E. Berritt


                                  Director
Fred D. Hirt


                                  Director
Bruce G. Miller


                                  Director
Sylvia Schaefer


                                  Director
Marla Schaefer


                                  Director
Joel J. Silver

                      This Page Intentionally Left Blank

                                   BY-LAWS
                                      of
                            CLAIRE'S STORES, INC.

                                  ARTICLE I
                                   OFFICES
      Section 1. The location of the principal office of the Corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle.
      Section 2. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.
                                  ARTICLE II
                           MEETINGS OF STOCKHOLDERS
      Section 1. All meetings of the stockholders for the election of Directors shall be held at the principal office of the Corporation in the State of Delaware or at such other place within or without the State of Delaware as may from time to time be fixed by the Board of Directors and as may be specified in the respective notices of meeting or duly executed waivers of notice.
      Section 2. The annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meeting the stockholders shall elect Directors by a plurality vote and transact such other business as may properly be brought before the meeting.
      Section 3. Written notice of the annual meeting shall be given to each stockholder entitled to vote thereat, at least ten days before the date fixed for the meeting.
      Section 4. At least ten days before every election of Directors, a complete list of the stockholders entitled to vote at said election, arranged in alphabetical order, with the residence of each and the number of voting shares held by each, shall be prepared by the Secretary. Such list shall be open to the examination of any stockholder for said ten days either at a place within the city, town or village where the election is to be held and which place shall be specified in the notice of meeting, or if not so specified, at the place where said meeting is to be held, and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.
       Section 5. The Board of Directors may close the stock transfer books of the Corporation for a period not exceeding sixty days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect or the date in connection with obtaining the consent of stockholders for any purpose. In lieu of closing the stock books as aforesaid, the Board of Directors may fix in advance a date, not exceeding sixty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect or the date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent, and in such case such stockholders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, or to give such consent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.
      Section 6. Special meetings of the stockholders for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, shall be held at the principal office of the Corporation in the State of Delaware or at such other place within or without the State of Delaware as may be designated in the notice of said meeting, upon call of the Chairman of the Board or the President or a majority of the Board of Directors.
      Section 7. Written notice of a special meeting of stockholders, stating the time and place thereof, shall be given to each stockholder entitled to vote thereat at least ten days before the date fixed for such meeting.
      Section 8. The holders of record of stock, issued and outstanding and entitled to vote thereat, present in person or represented by proxy, representing a majority of the number of votes entitled to be cast shall constitute a quorum at all meetings of stockholders except as otherwise provided by statute, by the Certificate of Incorporation or by these By-Laws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted at the meeting as originally called.
      Section 9. When a quorum is present at any meeting, the vote of the holders of stock having a majority of the voting power, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Certificate of Incorporation or of these By-Laws, a different vote is required, in which case such express provision shall govern and control the decision of such question.
      Section 10. Any vote on stock of the Corporation may be given by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting; provided, however, that no proxy shall be voted on after three years from its date unless said proxy provides for a longer period. Except where the transfer books of the Corporation shall have been closed or a date shall have been fixed as a record date for the determination of stockholders entitled to vote, no share of stock shall be voted at any election of Directors which shall have been transferred on the books of the Corporation within twenty days next preceding such election of Directors.
                                 ARTICLE III
                                  DIRECTORS
      Section 1. The property and business of the Corporation shall be managed by its Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.
      Section 2. The number of members that shall comprise the Board of Directors of the Corporation shall be not less than three nor more than nine as the Board of Directors from time to time shall decide. The Directors shall be elected at the annual meeting of stockholders of the Corporation, to serve until the following annual meeting or until their successors are duly elected and shall qualify.
      Section 3. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, and the Directors so chosen shall hold office until the next succeeding annual meeting of stockholders or until their successors are duly elected and shall qualify, unless sooner displaced pursuant to law; provided, however, that, if one or more Directors shall resign from the Board, effective at a future date, the remaining Directors who have not resigned may fill such vacancy or vacancies or they may request the resigning Directors to participate in filling such vacancy or vacancies and in either case, the vote thereon shall become effective at the future date aforesaid. The votes taken pursuant to this
Section 3 need not be by ballot.

                      Meetings of the Board of Directors
       Section 4. The Directors of the Corporation may hold their meetings, both regular and special, either within or without the State of Delaware.
      Section 5. The first meeting of the newly elected Board may be held immediately after each annual meeting of the stockholders at the same place at which such annual meeting is held, and no notice of such meeting shall be necessary.
      Section 6. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.
       Section 7. Special meetings of the Board may be called by the Chairman of the Board or the President on at least two days' notice to each Director, either personally or by mail, by telegram or facsimile transmission. Meetings may be held at any time without notice if all the Directors are present, or if at any time before or after the meeting those not present waive notice of the meeting in writing.
      Section 8. At all meetings of the Board, a majority of the number of Directors then in office shall constitute a quorum for the transaction of business and the act of a majority of the Directors present at a meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these By-Laws. If a quorum shall not be present at any meeting of Directors, the Directors present thereat may adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum shall be present.
                           Committees of Directors
      Section 9. The Board of Directors may, by resolution passed by a majority of the whole Board, designate an Executive Committee to consist of two (2) or more Directors as the Board may from time to time determine. The Executive Committee shall have and may exercise all the powers of the Board of Directors in the management of the business and the affairs of the Corporation, and shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it, but neither the Executive Committee nor any other Committee appointed by the Board shall have the power to fill vacancies in the said Committee; provided, however, that, in the absence or disqualification of any member of the Executive Committee or of any other Committee appointed by the Board, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member, subject, however, to the right of the Board of Directors to designate one or more alternate members of such Committee, which alternate members shall have power to serve, subject to such conditions as the Board may prescribe, as a member or members of said Committee during the absence or inability to act of any one or more members of said Committee. The Board of Directors shall have the power at any time to change the membership of the Executive Committee, to fill vacancies in it, or to dissolve it. The Executive Committee may make rules for the conduct of its business and may appoint such Committees and assistants as it may from time to time deem necessary. A majority of the members of the Executive Committee shall constitute a quorum. Unless otherwise ordered by the Board, each member of the Executive Committee shall continue to be a member thereof until the expiration of his term of office as a Director (or, in the case of his reelection as a Director, until the expiration of his new term of office) or until sooner removed by the Board. Meetings of the Executive Committee shall be held at the principal office of the Corporation in the State of Delaware or at such other place or places within or without the State of Delaware as shall be specified in the notice or waiver of notice of meeting or specified by resolution of the Board or the Executive Committee.
      Section 10. The Board of Directors may also, by resolution or resolutions passed by a majority of the whole Board, designate one or more other Committees, each Committee to consist of two or more of the Directors of the Corporation, which, to the extent provided in said resolution or resolutions shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation and shall have power to authorize the seal of the Corporation to be affixed to all papers which require it. Such Committee or Committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.
      Section 11. Whenever requested by the Board of Directors, a Committee shall keep regular minutes of its proceedings and report the same to the Board when required.
                          Compensation of Directors
      Section 12. Directors may, by resolution of the Board, receive a fixed annual sum or other compensation for acting as Directors, payable quarterly or at such other intervals as the Board shall fix, and/or a fixed sum or other compensation and expenses of attendance, if any, for attendance at each regular or special meeting of the Board; provided that nothing herein contained shall be construed to preclude any Director from serving the Corporation, or any subsidiary or affiliated corporation, in any other capacity and receiving compensation therefor. Members of special or standing Committees may be allowed like compensation for attending Committee meetings.
                         Informal Action by Directors
      Section 13. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any Committee thereof may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board or of such Committee, as the case may be, and such written consent is filed with the minutes or proceedings of the Board or Committee.
                             Removal of Directors
      Section 14. At any special meeting of the stockholders, duly called as provided in these By-Laws, any Director or Directors may by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to vote for the election of Directors be removed from office only for cause, and the remaining directors may fill any vacancy or vacancies created by such removal.
                  Indemnification of Directors and Officers
      Section 15. The Corporation shall indemnify any Director, officer, employee or agent of the Corporation, or any person who is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the fullest extent permitted under applicable law.
                                  ARTICLE IV
                                   NOTICES
      Section 1. Whenever, under the provisions of the statutes or of the Certificate of Incorporation or of these By-Laws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail addressed to such Director or stockholder at such address as appears on the books of the Corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed.
      Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the Certificate of Incorporation or of these By-Laws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                  ARTICLE V
                                   OFFICERS
      Section 1. The officers of the Corporation shall be chosen by the Board of Directors and shall be a Chairman of the Board, a President, a Secretary and a Treasurer. The Board of Directors may also choose one or more Vice Presidents and one or more Assistant Secretaries and Assistant Treasurers. Any two or more offices may be held by the same person. The Board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.
      Section 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a Chairman of the Board, a President, a Treasurer and a Secretary, none of whom need be a member of the Board.
      Section 3. The officers of the Corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board of Directors may be removed either with or without cause at any time by affirmative vote of a majority of the whole Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.
                            Chairman of the Board
      Section 4. The Chairman of the Board shall be the chief executive officer of the Corporation and have general supervision of the business of the Corporation and over its several officers, subject to the control of the Board of Directors. He shall, unless another person is designated by the Board of Directors, preside at all meetings of the stockholders. He shall sign and execute in the name of the Corporation, all deeds, mortgages, bonds, contracts or other instruments authorized by the Board of Directors, except where required or permitted by law to be otherwise signed and executed and except in cases where the signing and execution thereof shall be delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation; and in general, shall perform all the duties incident to the office of the chief executive officer of the Corporation.

                                  President
      Section 5. The President shall be the chief operating officer of the Corporation next to and under the direction of the Chairman of the Board. He shall, in the absence of the Chairman of the Board, preside at all meetings of stockholders and directors, have general supervision of the affairs of the Corporation, sign or counter-sign all certificates, contracts and other instruments of the Corporation as authorized by the Board of Directors, and he shall perform all such other duties and have such other powers as the Board of Directors may from time to time designate.
                           Executive Vice President
      Section 6. The Executive Vice President, if any, and any additional Vice Presidents, shall perform such duties as the Chairman of the Board, the President or the Board of Directors may, from time to time, designate.
                     Secretary and Assistant Secretaries
      Section 7. The Secretary shall record all the proceedings of the meetings of the stockholders and Directors in a book to be kept for that purpose, and shall perform like duties for the standing Committees when requested. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors, Chairman of the Board or President, under whose supervision he shall be. He shall keep in safe custody the seal of the Corporation and when authorized by the Board, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the Treasurer or an Assistant Treasurer or an Assistant Secretary.
      Section 8. The Assistant Secretaries in order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Chairman of the Board, the President or the Board of Directors shall prescribe.

                      Treasurer and Assistant Treasurer
      Section 9. The Treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors.
      Section 10. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation.
      Section 11. He shall perform all duties incident to the office, and any duties that may be assigned to him by the Board of Directors, the Chairman of the Board or the President.
      Section 12. If required by the Board of Directors, he shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.
      Section 13. The Assistant Treasurers in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer. They shall perform such other duties as the Chairman of the Board, the President or the Board of Directors may from time to time prescribe.

                                  ARTICLE VI
                            CERTIFICATES OF STOCK
      Section 1. The interest of each stockholder of the Corporation shall be evidenced by certificates for shares of stock in such form as the Board of Directors may from time to time prescribe in accordance with the law. The certificates of stock shall be numbered and shall be entered in the books of the Corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the Chairman of the Board, the President or the Executive Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary.
      Section 2. The Board of Directors may appoint one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates of stock to bear the signature or signatures of any of them.
      Section 3. Where a certificate is signed (1) by a transfer agent or an assistant transfer agent, or (2) by a transfer clerk acting on behalf of the Corporation and a registrar, the signature of the Chairman of the Board, President, Executive Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary of the Corporation may be facsimile. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on, any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon have not ceased to be such officer or officers of the Corporation.
      Section 4. The shares of stock of the Corporation shall be transferable on the books of the Corporation by the registered holder thereof in person or by his attorney, upon surrender for cancellation of certificates for the same number of similar shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed and with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require.
      Section 5. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.
                              Lost Certificates
      Section 6. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing the issuance of a new certificate or certificates, the Board of Directors may, in its discretion, and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost or destroyed.
                                 ARTICLE VII
                              CORPORATION BOOKS
      Section 1.  All the books of the Corporation may be kept outside of
Delaware at such place or places as the Board of Directors may from time to time determine.

                                 ARTICLE VIII
                              GENERAL PROVISIONS
      Section 1. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.
      Section 2. Before payment of any dividend, there may be set aside out of any funds in the Corporation available for dividends, such sum or sums as the Directors, from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purposes as the Directors shall think conducive to the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.
                           Execution of Instruments
      Section 3. All checks, notes, drafts, bills of exchange, orders for the payment of money, bonds, debentures, obligations, bills of lading, commercial documents and other negotiable and/or non-negotiable instruments, contracts and formal documents (other than certificates of stock) shall be signed by such officer or officers or agent or agents as shall be thereunto authorized from time to time by the Board of Directors. The seal of the Corporation may be affixed to such instruments and papers requiring the same as shall have been duly signed and may be attested by the Secretary or one of the Assistant Secretaries or by the Treasurer or one of the Assistant Treasurers or by other officer.
                                 Fiscal Year
      Section 4. The fiscal year of the Corporation shall be fixed by the resolution of the Board of Directors; otherwise it shall be a calendar year.

                                Corporate Seal
      Section 5. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal,
Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.
                              Voting Upon Stocks
      Section 6. Unless otherwise ordered by the Board of Directors or Executive Committee, the Chairman of the Board, the President, the Executive Vice President or any of the Vice Presidents authorized thereto in writing by the Chairman of the Board or the President shall have full power and authority on behalf of the Corporation to attend and to act and to vote, or to give, on behalf of the Corporation, a proxy to attend and to act and to vote at any meeting of the stockholders of any corporation in which the Corporation may hold stock, and at any such meeting he or such proxy shall possess and may exercise, for the purpose of such meeting, any and all of the rights and powers incident to the ownership of said stock, and which as the owner thereof, the Corporation might have possessed and exercised if present. The Board of Directors or Executive Committee by resolution from time to time may confer like powers upon any other person or persons.
                                  ARTICLE IX
                                  AMENDMENTS
      Section 1. Subject to the provisions of law and the Certificate of Incorporation, these By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted, by the stockholders or by the Board of Directors; provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be.

        FOURTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT

      THIS FOURTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT is made as of the 27th day of March, 1995, by and among CLAIRE'S STORES, INC., CLAIRE'S BOUTIQUES, INC., CLAIRE'S CANADA CORP., CLAIRE'S PUERTO RICO CORP., CSL, INC., CBI DISTRIBUTING CORP. (each a "Borrower" and, jointly and severally, the "Borrowers"), and THE BANK OF TOKYO TRUST COMPANY ("Lender"), a banking corporation organized under the laws of the State of New York.

                                  BACKGROUND

      On October 22, 1992, the Borrowers and Lender entered into a Revolving Credit Agreement (the "Original Loan Agreement"), whereby Lender agreed to make revolving loans to the Borrowers in an amount up to $10,000,000. On March 11, 1993, the Borrowers and Lender amended the Original Loan Agreement pursuant to a First Amendment to Revolving Credit Agreement whereby, Lender made a $10,000,000 term loan to the Borrowers and permitted the Borrowers to repay $25,000,000 in subordinated indebtedness.

      On May 28, 1993, the Borrowers and Lender further amended the Original Loan Agreement pursuant to a Second Amendment to Revolving Credit and Term Loan Agreement (the "Original Loan Agreement" as so amended, the "Loan Agreement") to permit the Borrowers to grant a lien to Fleet Leasing Corporation on certain personal property of Borrowers in connection with the opening of several new retail store locations.

      On February 28, 1994, the Borrowers and Lender further amended the Loan Agreement pursuant to Third Amendment to Revolving Credit and Term Loan Agreement to permit the addition of certain Borrowers to the Loan Agreement and to extend the Term, reduce the Revolving Interest Rate and change certain fee amounts.

      Borrowers have requested that Lender amend the Loan Agreement to provide for a standby Letter of Credit facility and Lenders are willing to do so on the terms and conditions hereafter set forth.

      NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

                                  AGREEMENT

      1. All capitalized terms not otherwise defined herein shall have the meanings given to them in the Loan Agreement.

      2. Section 2.8 of the Loan Agreement is hereby amended in its entirety to provide as follows:

           "2.8 Letters of Credit. Subject to the terms and conditions hereof, Lender shall issue sight and standby Letters of Credit ("Letters of Credit") provided, however, that Lender will not be required to issue any Letters of Credit to the extent that the face amount of such Letters of Credit would then cause the sum of (i) the outstanding Revolving Advances plus (ii) outstanding Letters of Credit (with the requested Letter of Credit being deemed to be outstanding for purposes of this calculation) to exceed the Maximum Loan Amount. The maximum amount of outstanding standby Letters of Credit shall not exceed $2,500,000 in the aggregate at any time. All disbursements or payments related to Letters of Credit shall be deemed to be Revolving Advances and shall bear interest at the Revolving Interest Rate; Letters of Credit that have not been drawn upon shall not bear interest.

Letters of Credit shall be subject to the terms and conditions set forth in the Continuing Letter of Credit Agreement attached hereto as Exhibit 2.8."

      3. Section 2.9(b) of the Loan Agreement by replacing the words "six months" with the word "twelve months".

      4. Section 3.2 of the Loan Agreement is hereby amended in its entirety to provide as follows:

           "3.2  Letter of Credit Fees.

           A. Borrowers shall pay Lender (i) (A) for issuing or causing the issuance of a standby Letter of Credit, a fee computed at a rate per annum of one and one quarter percent (1.25%) on the outstanding amount thereof from time to time, (B) for issuing a sight Letter of Credit an opening fee equal to the greater of (a) a rate per annum of three tenths of one percent (0.3%) of the face amount thereof or (b) $75 for each Letter of Credit opened, (ii) a fee equal to that which is then being charged by Bank to customers in connection with comparable letters of credit and (iii) Bank's other customary charges payable in connection with Letters of Credit as in effect from time to time (which charges shall be furnished to Borrowing Agent by Lender upon request) (the fees set forth in (i), (ii) and (iii) are referred to as the "Letter of Credit Fees"). Such fees and charges shall be payable, (i) in the case of a standby Letter of Credit, (A) upon the opening of such standby Letter of Credit and (B) upon each increase in the outstanding amount thereof,
(ii) in the case of a sight Letter of Credit, upon its opening and at the time of each increase in face amount thereof and (iii) at such other times as Bank customarily imposes fees with respect to letters of credit. Any such charge in effect at the time of a particular transaction shall be the charge for that transaction, notwithstanding any subsequent change in Bank's prevailing charges for that type of transaction. All Letter of Credit Fees payable hereunder shall be deemed earned in full on the date when the same are due and payable hereunder and shall not be subject to rebate or proration upon the termination of this Agreement for any reason.

           B. On demand, Borrowers will cause cash to be deposited and maintained in an account with Lender, as cash collateral, in an amount equal to outstanding Letters of Credit, and each Borrower hereby irrevocably authorizes Lender, in its discretion, on such Borrower's behalf and in such Borrower's name, to open such an account and to make and maintain deposits therein, or in an account opened by such Borrower, in the amounts required to be made by such Borrower, out of any funds of such Borrower coming into Lender's possession at any time. Lender will invest such cash collateral (less applicable reserves) in such short-term money-market items as to which Lender and such Borrower mutually agree and the net return on such investments shall be credited to such account and constitute additional cash collateral. No Borrower may withdraw amounts credited to any such account except upon payment and performance in full of all Obligations and termination of this Agreement or, if sooner upon expiration of the Letter of Credit."

      5. This Fourth Amendment is conditioned upon receipt by Lender of an executed copy of this Fourth Amendment signed by all Borrowers.

      6. Except as expressly amended hereby, the Loan Agreement remains in full force and effect and this Fourth Amendment does not and shall not be deemed to constitute a waiver, forbearance or release of any claim, demand, action or cause of action arising under the Loan Agreement or any other instruments, documents or agreements executed and delivered in connection therewith or herewith.

      7. This Fourth Amendment, the Loan Agreement and the documents executed concurrently herewith and therewith contain the entire understanding between Borrowers and Lender and supersede all prior agreements and understandings, if any, relating to the subject matter hereof. Any promises, representations, warranties or guarantees not herein contained or contained in the Loan Agreement, and hereinafter made shall have no force and effect unless in writing, signed by Borrowers' and Lender's respective officers. Neither this Fourth Amendment nor any portion or provisions hereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the party to be charged. Borrowers acknowledge that they have been advised by counsel in connection with the execution of this Fourth Amendment and the documents executed concurrently herewith and are not relying upon oral representations or statements inconsistent with the terms and provisions of this Fourth Amendment.

      IN WITNESS WHEREOF, this Fourth Amendment has been duly executed in New York, New York, on the day and year specified at the beginning hereof.


                                           CLAIRE'S STORES, INC.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer


                                           CLAIRE'S BOUTIQUES, INC.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer


                                           CSL, INC.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer


                                           CBI DISTRIBUTING CORP.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer


                                           CLAIRE'S CANADA CORP.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer






                       SIGNATURES CONTINUES ON NEXT PAGE

                                           CLAIRE'S PUERTO RICO CORP.

                                           By: /s/ Ira Kaplan
[SEAL]                                        Name:  Ira Kaplan
                                              Title: Chief Financial Officer


                                           THE BANK OF TOKYO TRUST COMPANY

                                           By: /s/ John L. Koenigsberg
 [SEAL]                                       Name:   JOHN L. KOENIGSBERG
                                              Title:  VICE PRESIDENT

         FIFTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT


      THIS FIFTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT is made as of the 3rd day of April, 1995, by and among CLAIRE'S STORES, INC., CLAIRE'S BOUTIQUES, INC., CLAIRE'S CANADA CORP., CLAIRE'S PUERTO RICO CORP., CSL, INC., CBI DISTRIBUTING CORP. (each a "Borrower" and, jointly and severally, the "Borrowers"), and THE BANK OF TOKYO TRUST COMPANY ("Lender"), a banking corporation organized under the laws of the State of New York.

                                  BACKGROUND

      On October 22, 1992, the Borrowers and Lender entered into a Revolving Credit Agreement (the "Original Loan Agreement"), whereby Lender agreed to make revolving loans to the Borrowers in an amount up to $10,000,000. On March 11, 1993, the Borrowers and Lender amended the Original Loan Agreement pursuant to a First Amendment to Revolving Credit Agreement (the "First Amendment") whereby, Lender made a $10,000,000 term loan to the Borrowers and permitted the Borrowers to repay $25,000,000 in subordinated indebtedness.

      On May 28, 1993, the Borrowers and Lender amended the Original Loan Agreement pursuant to a Second Amendment to Revolving Credit and Term Loan Agreement (the "Second Amendment") to permit the Borrowers to grant a lien to Fleet Leasing Corporation on certain personal property of Borrowers in connection with the opening of several new retail store locations.

      On February 28, 1994, the Borrowers and Lender further amended the Original Loan Agreement pursuant to Third Amendment to Revolving Credit and Term Loan Agreement (the "Third Amendment") to permit the addition of certain Borrowers and to extend the Term, reduce the Revolving Interest Rate and change certain fee amounts.

      On March 27, 1995, the Borrowers and Lender further amended the Original Loan Agreement pursuant to a Fourth Amendment to Revolving Credit and Term Loan Agreement (the "Fourth Amendment") to provide for a standby letter of credit facility. The Original Loan as amended by the First Amendment, the Second Amendment, the Third Amendment and Fourth Amendment is referred to as the "Loan Agreement".

      The Borrowers have requested Lender to extend the Term and provide for alternative interest rate pricing and Lender is willing to do so on the terms and conditions hereafter set forth.

      NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

                                  AGREEMENT

      1. All capitalized terms not otherwise defined herein shall have the meaning given to them under the Loan Agreement.

      2. Section 1.2 of the Loan Agreement is hereby amended by (a) deleting the definitions of "Revolving Interest Rate" and "Term Loan Interest Rate" (b) modifying in its entirety the definitions of "Permitted Dividends" and "Term", and (c) inserting additional defined terms as follows:

      "Base Rate" - the variable rate of interest announced or quoted by Lender from time to time as its United States of America prime rate for commercial loans, whether or not such rate is the lowest rate charged by Lender to its most preferred borrowers; and, if the prime rate for commercial loans is discontinued by Lender as a standard, a comparable reference rate designated by Lender as a reasonable substitute therefor shall be the Base Rate.

      "Base Rate Loans" - any Loans bearing interest computed by reference to the Base Rate.

      "Eurodollar Loan" - any Loans bearing interest computed by reference to the Eurodollar Rate.

      "Eurodollar Rate" - for any Eurodollar Loan, for the then current Interest Period relating thereto, the rate per annum (such Eurodollar Rate to be rounded, if necessary, to the next higher 1/16 of one (1%) percent) equal to the quotient of (a) LIBOR, divided by (b) a number equal to 1.00 minus the aggregate of the rates (expressed as a decimal) of reserve requirements current on the day that is three (3) Business Days prior to the beginning of the Interest Period (including without limitation basic, supplemental, marginal and emergency reserves) under any regulation promulgated by the Board of Governors of the Federal Reserve System (or any other governmental authority having jurisdiction over the Lender) as in effect from time to time, dealing with reserve requirements prescribed for Eurocurrency funding including any reserve requirements with respect to "Eurocurrency liabilities" under Regulation D of the Board of Governors of the Federal Reserve System.

      "Interest Period" - the period provided for any Eurodollar Loan pursuant to Section 3.1A(2).

      "LIBOR" - for any Eurodollar Loan for the then current Interest Period, the rate of interest equal to the average (rounded upwards, if necessary, to the nearest 1/16 of 1%) of the rates per annum at which Dollar deposits in immediately available funds are offered by the Bank of Tokyo Ltd. to depositors in the London interbank eurodollar market as at or about 2:00 p.m. New York time two (2) Business Days prior to the beginning of such Interest Period, for delivery on the first day of such Interest Period, and in an amount approximately equal to the amount of such Eurodollar Loan for a period approximately equal to such Interest Period.

      "Loans" - all loans made by Lender pursuant to this Agreement, including, without limitation, all Revolving Advances and Term Loans.

      "Permitted Dividends" shall mean (i) during the fiscal year of Borrowers ending January 28, 1995, the lesser of $.15 per Share or an aggregate of $3,300,000, (ii) during the fiscal year of Borrowers ending February 3, 1996, the lesser of $.20 per Share or an aggregate of $4,400,000, and (iii) during the fiscal year of Borrowers ending February 1, 1997, the lesser of $.15 per Share or an aggregate of $4,000,000.

      "Term" shall mean (a) the Closing Date through January 31, 1997 with respect to Revolving Advances, as such date may be extended pursuant to
Section 13.1 hereof and (b) the First Amendment Closing Date through January 31, 1996 with respect to the Term Loan.

      3.   Section 3.1 of the Loan Agreement is hereby amended by (a) amending
Section 3.1 in its entirety and by (b) inserting a new section 3.1A as follows:

      "3.1 Interest, Fees and Charges.

      Interest shall accrue on the principal amount of Base Rate Loans outstanding at the end of each day at a fluctuating rate per annum equal to the Base Rate with respect to those Revolving Credit Loans and that portion of the Term Loan consisting of Base Rate Loans. Interest on all Base Rate Loans shall be payable in arrears on the last day of each month. After the date hereof, the foregoing rate of interest shall be increased or decreased, as the case may be, by an amount equal to any increase or decrease in the Base Rate, with such adjustments to be effective as of the opening of business on the day that any such change in the Base Rate becomes effective. The Base Rate in effect on the date hereof shall be the Base Rate effective as of the opening of business on the date hereof, but if this Agreement is executed on a day that is not a Business Day, the Base Rate in effect on the date hereof shall be the Base Rate effective as of the opening of business on the last Business Day immediately preceding the date hereof. Eurodollar Loans shall bear interest on the principal amount thereof owing, at a rate per annum equal to, with respect to Revolving Credit Loans and the Term Loan, two and one-half percent (2.5%) above the applicable Eurodollar Rate. Upon and after the occurrence of an Event of Default and during the continuation thereof, the Obligations shall bear interest at a per annum rate which is two percent (2%) higher than the then applicable interest rate payable by Borrower.

      3.1A Eurodollar Loans.

           (1). Notwithstanding anything to the contrary contained herein (a) in the event Borrower desires to obtain a Eurodollar Loan, it shall give Lender prior written irrevocable notice no later than 11:00 a.m. New York City time on the third (3rd) Business Day prior to the requested borrowing date specifying (i) its election to obtain a Eurodollar Loan (ii) the date of the proposed borrowing (which shall be a Business Day) and (iii) the amount to be borrowed, which amount shall be an integral multiple of $100,000. In no event shall Borrower be permitted to have outstanding at any one time Eurodollar Loans with more than three (3) different Interest Periods. In addition, and notwithstanding any other provision of this Agreement, Borrower shall have no right to request or obtain a Eurodollar Loan at any time that an Event of Default exists.

           (2). Provided that no Event of Default has occurred which is then continuing, each interest period of a Eurodollar Loan shall commence on the date such Eurodollar Loan is made and shall end on the date which is one (1) month, two (2) months or three (3) months later, as may then be requested by Borrower ("Interest Period") provided that:

             (i) any Interest Period which would otherwise end on a day which is not a Business Day shall end on the next preceding or succeeding Business Day as is the Lender's custom in the market to which such Eurodollar Loan relates;

             (ii) there remains a minimum of one (1) month in the original Term (or if this Agreement has been renewed, in the then applicable renewal Term);

             (iii) all Interest Periods of the same duration which commence on the same date shall end on the same date; and

             (iv) each Interest Period which commences before, and would otherwise end after the last day of the Term shall end on the last day of the Term.

 Notwithstanding the foregoing, Borrower may obtain or convert to Eurodollar Loans with Interest Periods of greater than one (1) month but less than three
 (3) months in order to make principal payments on the Term Loans, or as may otherwise be agreeable to Lender.

           (3). Provided that no Event of Default has occurred which is then continuing, Borrower may, on any Business Day, convert any Base Rate Loan into a Eurodollar Loan. If Borrower desires to convert a Base Rate Loan, it shall give Lender not less than four (4) Business Days' prior written notice (prior to 11:00 a.m. New York City time on such Business Day), specifying the date of such conversion and the amount to be converted. Each conversion into or conversion of a Eurodollar Loan shall be an integral multiple of $100,000. After giving effect to any conversion of Base Rate Loans to Eurodollar Loans, Borrower shall not be permitted to have outstanding at any one time Eurodollar Loans with more than three (3) different Interest Periods.

           (4). Borrower shall have the right on three (3) Business Days' prior irrevocable written notice to Lender to (i) subject to the provisions of
Section 3.1A(5) continue any Eurodollar Loan into a subsequent Interest Period of the same or a different permitted duration, in each case subject to the satisfaction of the following conditions:

             (i) in the case of a continuation of less than all Eurodollar Loans, the Eurodollar Loans continued shall each be in a minimum principal amount of $100,000 and in integral multiples thereof;

             (ii) accrued interest on a Eurodollar Loan (or portion thereof) being continued shall be paid by Borrower at the time of continuation; and

             (iii) no Eurodollar Loan (or portion thereof) may be continued as a Eurodollar Loan if an Event of Default has occurred which is then continuing.

      If Borrower shall fail to give timely notice of its election to continue any Eurodollar Loan or portion thereof as provided above, or if such continuation shall not be permitted, such Eurodollar Loan or portion thereof, unless such Loan shall be repaid, shall automatically be converted into a Base Rate Loan at the end of the Interest Period then in effect with respect to such Eurodollar Loan.

           (5). Borrower may prepay any Loan in whole at any time or in part from time to time, without premium or penalty provided that a Eurodollar Loan may only be prepaid on the last Business Day of the then current Interest Period with respect thereto. Borrower shall specify the date of prepayment of Loans which are Eurodollar Loans and the amount of Loans to be prepaid. In the event that any prepayment of a Eurodollar Loan is made on a date other than the last Business Day of the then current Interest Period with respect thereto, Borrower shall indemnify Lender therefor in accordance with Section 3.1A(6) hereof.

           (6). Borrower shall indemnify Lender and hold Lender harmless from and against any and all losses or expenses that Lender may sustain or incur as a consequence of any prepayment or any default by Borrower in the payment of the principal of or interest on any Eurodollar Loan or failure by Borrower to complete a borrowing of, a prepayment of or conversion of or to a Eurodollar Loan after notice thereof has been given, including (but not limited to) any interest payable by Lender to lenders of funds obtained by it in order to make or maintain its Eurodollar Loans hereunder, and any other loss or expense incurred by Lender by reason of the liquidation or reemployment of deposits or other funds acquired by Lender to make, continue, convert into or maintain, a Eurodollar Loan.

           (7). Notwithstanding any other provision hereof, if any applicable law, treaty, regulation or directive, or any change therein or in the interpretation or application thereof, shall make it unlawful for Lender (for purposes of this subsection (7), the term "Lender" shall include Lender and the office or branch where Lender or any corporation or bank controlling Lender makes or maintains any Eurodollar Loans) to make or maintain its Eurodollar Loans, or if with respect to any Interest Period, Lender is unable to determine the Eurodollar Rate relating thereto, or adverse or unusual conditions in or changes in applicable law relating to the London Eurodollar interbank market make it, in the reasonable good faith judgment of Lender, impracticable, to fund therein any of the Eurodollar Loans or make the projected Eurodollar Rate unreflective of the actual costs of funds therefor to Lender, the obligation of Lender to make Eurodollar Loans hereunder shall forthwith be suspended during the pendency of such circumstances and Borrower shall, if any affected Eurodollar Loans are then outstanding, promptly upon request from Lender, convert such affected Eurodollar Loans into Base Rate Loans."

      4.   Section 3.2(B) is amended in its entirety to provide as follows:

           "B.  Intentionally Omitted."

      5. Section 3.7 of the Loan Agreement is hereby amended by inserting the words "or the London interbank eurodollar market" after the word "Lender" appearing in subclause (c).

      6. Section 3.9 of the Loan Agreement is hereby amended by (i) renumbering Section 3.9 as Section 3.10 and (ii) deleting the words "Section
3.7 and 3.8" and inserting the words "Sections 3.7, 3.8 and 3.9" and by inserting a new Section 3.9 as follows:

           "3.9. Basis for Determining Interest Rate Inadequate or Unfair. In the event that Lender shall have determined in its reasonable good faith judgment that:

           A. reasonable means do not exist for ascertaining the Eurodollar Rate for any Interest Period; or

           B. Dollar deposits in the relevant amount and for the relevant maturity are not available in the London interbank eurodollar market with respect to an outstanding Eurodollar Loan, a proposed Eurodollar Loan, or a proposed conversion of a Base Rate Loan into a Eurodollar Loan;

Lender shall give Borrower prompt written, telephonic or telegraphic notice of its determination of such effect. If such notice is given, (i) any such requested Eurodollar Loan shall be made as a Base Rate Loan, unless Borrower shall notify Lender no later than 10:00 a.m. (New York City time) three (3) Business Days prior to the date cf such proposed borrowing, that the request for such borrowing shall be cancelled or made as an unaffected type of Eurodollar Loan, and (ii) any Base Rate Loan which was to have been converted to an affected type of Eurodollar Loan shall be continued as or converted into a Base Rate Loan, or, if Borrower shall notify Lender, no later than 10:00 a.m. (New York City time) three (3) Business Days prior to the proposed conversion, shall be maintained as an unaffected type of Eurodollar Loan."

      7. Section 6.4 of the Loan Agreement is hereby amended by deleting the amount "$74,000,000" and inserting in its place the amount "$100,000,000".

      8. Section 6.5 of the Loan Agreement is hereby amended by inserting, after the words "January 28, 1995" the following:

           "and each Fiscal year ended thereafter"

      9. This Fifth Amendment is conditioned upon (i) receipt by Lender of an executed copy of this Fifth Amendment signed by all Borrowers, (ii) payment by Borrowers of an extension fee of $10,000 to Lender, (iii) payment by Borrowers of all unpaid legal fees owed to counsel to Lender in connection with the preparation and negotiation of the Fifth Amendment and this Fifth Amendment and (iv) receipt by Lender of an Amended and Restated Revolving Credit Note, all of the foregoing in form and substance satisfactory to Lender with such satisfaction to be evidenced by Lender's execution of this Fifth Amendment.

      10. Except as expressly amended hereby, the Loan Agreement remains in full force and effect and this Fifth Amendment does not and shall not be deemed to constitute a waiver, forbearance or release of any claim, demand, action or cause of action arising under the Loan Agreement or any other instruments, documents or agreements executed and delivered in connection therewith or herewith.

      11. This Fifth Amendment, the Loan Agreement and the documents executed concurrently herewith and therewith contain the entire understanding between Borrowers and Lender and supersede all prior agreements and understandings, if any, relating to the subject matter hereof. Any promises, representations, warranties or guarantees not herein contained or contained in the Loan Agreement, and hereinafter made shall have no force and effect unless in writing, signed by Borrowers' and Lender's respective officers. Neither this Fifth Amendment nor any portion or provisions hereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the party to be charged. Borrowers acknowledge that they have been advised by counsel in connection with the execution of this Fifth Amendment and the documents executed concurrently herewith and are not relying upon oral representations or statements inconsistent with the terms and provisions of this Fifth Amendment.

      IN WITNESS WHEREOF, this Fifth Amendment has been duly executed in New York, New York, on the day and year specified at the beginning hereof.

                                      CLAIRE'S STORES, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S BOUTIQUES, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                      SIGNATURES CONTINUED ON NEXT PAGE

                                      CSL, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CBI DISTRIBUTING CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S CANADA CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S PUERTO RICO CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      THE BANK OF TOKYO TRUST COMPANY

                                      By: /s/ John Koenigsberg
[SEAL]                                   Name:  John Koenigsberg
                                         Title: Vice President

AMENDED AND RESTATED REVOLVING CREDIT NOTE


$10,000,000.00                                  New York, New York
                                                April 3, 1995


 FOR VALUE RECEIVED, the undersigned corporations, jointly and severally, hereby promise to pay to the order of The Bank of Tokyo Trust Company ("Lender"), at its offices at 1251 Avenue of the Americas, 12th Floor, New York, New York 10016 or at such other place as the holder may from time to time designate:

      (i) the principal sum of TEN MILLION and 00/100 ($10,000,000.00) DOLLARS, or such lesser amount of Advances as may otherwise be due and payable under the Revolving Credit and Term Loan Agreement dated October 22, 1992 among the undersigned and Lender (as amended from time to time, "Credit Agreement") payable in full no later than January 31, 1997.

      (ii) interest on the principal amount of this Revolving Credit Note from time to time outstanding, payable, in arrears, on the first day of each month commencing with the month of November, 1992, at the Base Rate for those Revolving Loans which are Base Rate Loans and at the Eurodollar Rate plus two and one-half percent (2.5%) for those Revolving Loans which are Eurodollar Loans. In no event, however, shall interest exceed the maximum interest rate permitted by law. During such time as an Event of Default has occurred, interest shall be payable at the Default Rate.

      This Revolving Credit Note is entitled to the benefits of the Credit Agreement and is subject to all of the agreements, terms and conditions therein contained. All terms not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement.

      This Revolving Credit Note may be prepaid, in full, on the terms and conditions set forth in the Credit Agreement.

      If an Event of Default under Article X(g) of the Credit Agreement shall occur, then this Revolving Credit Note shall immediately become due and payable, without notice, together with reasonable attorneys' fees if the collection hereof is placed in the hands of an attorney to obtain or enforce payment hereof. In any other Event of Default shall occur under the Credit Agreement or any other agreement between Lender and the undersigned which is not cured within any applicable grace period, then this Revolving Credit Note shall, at the option of the holder, immediately become due and payable, without notice, together with reasonable attorneys' fees, if the collection hereof is placed in the hands o an attorney to obtain or enforce payment hereof.

      This Revolving Credit Note is being delivered in the State of New York, and shall be construed and enforced in accordance with the laws of such State.

      The undersigned expressly waives any presentment, demand, protest, notice of protest, or notice of any kind except as expressly provided in the Credit Agreement.

      This Revolving Credit Note amends, restates and replaces in its entirety that certain Amended and Restated Revolving Credit Note dated February 28, 1994 in the original principal amount of $10,000,000 from the Borrowers to Lender.

                                      CLAIRE'S STORES, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S BOUTIQUES, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CSL, INC.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CBI DISTRIBUTING CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S CANADA CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President

                                      CLAIRE'S PUERTO RICO CORP.

                                      By: /s/ Rowland Schaefer
[SEAL]                                   Name:  Rowland Schaefer
                                         Title: Chairman of the Board
                                                and President
STATE OF NEW YORK                 )
                                  ) ss.
COUNTY OF NEW YORK                )

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of Claire's Stores, Inc., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.

                                        /s/ Miriam L. Cohen
                                           NOTARY PUBLIC

                                          MIRIAM L. COHEN
STATE OF NEW YORK )               Notary Public, State of New York
                  ) ss.                    No. 24-4894828
COUNTY OF NEW YORK)                  Qualified in Kings County
                                 Commission Expires April 20, 1998

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of Claire's Boutiques, Inc., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.

                                        /s/ Miriam L. Cohen
                                           NOTARY PUBLIC

                                          MIRIAM L. COHEN
STATE OF NEW YORK )              Notary Public, State of New York
                  ) ss.                   No. 24-4894828
COUNTY OF NEW YORK)                  Qualified in Kings County
                                 Commission Expires April 20, 1998

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of Claire's Puerto Rico Corp., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.


                                       /s/ Miriam L. Cohen
                                          NOTARY PUBLIC

                                         MIRIAM L. COHEN
                                 Notary Public, State of New York
                                          No. 24-4894828
                                     Qualified in Kings County
                                 Commission Expires April 20, 1998

STATE OF NEW YORK                 )
                                  ) ss.
COUNTY OF NEW YORK                )

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of CSL, Inc., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.

                                         /s/ Miriam L. Cohen
                                            NOTARY PUBLIC

                                           MIRIAM L. COHEN
STATE OF NEW YORK )               Notary Public, State of New York
                  )ss.                     No. 24-4894828
COUNTY OF NEW YORK)                   Qualified in Kings County
                                  Commission Expires April 20, 1998

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of CBI Distributing Corp., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.

                                        /s/ Miriam L. Cohen
                                           NOTARY PUBLIC

                                          MIRIAM L. COHEN
STATE OF NEW YORK )              Notary Public, State of New York
                  ) ss.                   No. 24-4894828
COUNTY OF NEW YORK)                  Qualified in Kings County
                                 Commission Expires April 20, 1998

      On this 3rd of April, 1995, before me personally came Rowland Schaefer, to me known, who, being by me duly sworn, did depose and say that he is the Chairman of the Board and President of Claire's Canada Corp., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that he signed his name thereto by like order.

                                        /s/ Miriam L. Cohen
                                           NOTARY PUBLIC

                                          MIRIAM L. COHEN
                                 Notary Public, State of New York
                                          No. 24-4894828
                                     Qualified in Kings County
                                 Commission Expires April 20, 1998

                                                                 EXHIBIT (22)


                    CLAIRE'S STORES, INC. AND SUBSIDIARIES

                        SUBSIDIARIES OF THE REGISTRANT

  NameState/Country of Incorporation

Claire's Boutiques, Inc.                        Delaware
Dara Michelle, Inc.                             Delaware
CSL, Inc.                                       Delaware
CBI Distributing Corp.                          Delaware
RSI International Limited                       Hong Kong
Claire's Puerto Rico Corp.                      Delaware
Claire's Canada Corp.                           Delaware
Claire's Nippon Co., Ltd.                       Japan

                       Consent of Independent Auditors


The Board of Directors
Claire's Stores, Inc.:


We consent to incorporation by reference in the registration statements (Nos. 2-87559, 2-99678, 33-47676, 33-41966) on Forms S-8 of Claire's Stores, Inc. of
our report dated March 17, 1995, relating to the consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended January 28, 1995, which report appears in the January 28, 1995 annual report on Form 10-K of Claire's Stores, Inc.




/S/KPMG PEAT MARWICK LLP
Fort Lauderdale, Florida
April 4, 1995

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements No. 2-87559, 2-99678, 33-47676 and 33-41966 on form S-8, of Claire's Stores, Inc.
of our report dated April 2, 1993, appearing in the Annual Report on Form 10-K of Claire's Stores, Inc. for the year ended January 28, 1995.




/S/DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
April 4, 1995