Form 10-Q
period 1995-04-29
CLAIRES STORES INC
filed 1995-06-02
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended                     April 29, 1995

                                OR

   (   )Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 1995 was 19,579,006 and 1,316,516 respectively, excluding treasury shares.

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                  INDEX

                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets at April 29, 1995 and
          January 28, 1995                                       3

     Consolidated Statements of Income for the
          Three Months Ended April 29, 1995 and April 30, 1994   4

     Consolidated Statements of Cash Flows for the
          Three Months Ended April 29, 1995 and April 30, 1994   5

     Notes to Consolidated Financial Statements                  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-8

                         PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                      April 29,      January 28,
ASSETS                                                  1995             1995
Current Assets:
Cash and cash equivalents                          $ 37,323,000      $ 48,473,000
Inventories                                          25,208,000        24,330,000
Prepaid expenses and other current assets            10,209,000         5,867,000
Total current assets                                 72,740,000        78,670,000

Property and Equipment:

   Land and building                                  8,274,000         8,267,000
   Furniture, fixtures and equipment                 64,135,000        61,088,000
   Leasehold improvements                            74,021,000        73,617,000
                                                    146,430,000       142,972,000
   Less accumulated depreciation and
    amortization                                   ( 75,724,000)     ( 72,705,000)
                                                     70,706,000        70,267,000

Other Assets                                          9,849,000         9,641,000
                                                   $153,295,000      $158,578,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt               $  3,000,000      $          -
   Trade accounts payable                            11,029,000        11,705,000
   Income taxes payable                                 522,000         7,500,000
   Accrued expenses                                  10,464,000        10,086,000
   Dividends payable                                    674,000           672,000
Total current liabilities                            25,689,000        29,963,000

Long-term debt                                                -         3,000,000
Deferred credits                                      3,575,000         3,464,000

Stockholders' equity:
   Preferred stock par value $l.00 per share;
    authorized 1,000,000 shares, issued and
    outstanding -0- shares                                    -                 -
   Class A common stock par value $.05 per
    share; authorized 20,000,000 shares,
    issued 1,317,006 and 1,315,627 shares                66,000            66,000
   Common stock par value $.05 per share;
    authorized 50,000,000 shares, issued
    19,578,516 and 19,554,895 shares                    979,000           978,000
   Additional paid-in capital                        13,895,000        13,618,000
   Foreign currency translation adjustments              56,000       (   115,000)
   Retained earnings                                109,803,000       108,372,000
                                                    124,799,000       122,919,000

   Treasury stock, at cost, (82,759 shares)        (    768,000)     (    768,000)
                                                    124,031,000       122,151,000
Commitments and contingencies                                 -                 -
                                                   $153,295,000      $158,578,000


                   CLAIRE'S STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED
                     APRIL 29, 1995 AND APRIL 30, 1994
                                (Unaudited)


                                             THREE MONTHS ENDED


                                         April 29,         April 30,
                                            1995             1994
Net sales                               $68,054,000       $63,656,000
Cost of sales, occupancy and
  buying expenses                        33,168,000        30,337,000

    Gross profit                         34,886,000        33,319,000

Other expenses:
  Selling, general and
   administrative                        28,387,000        25,852,000
  Depreciation and amortization           3,716,000         3,371,000
  Interest income, net                  (   504,000)      (   182,000)
                                         31,599,000        29,041,000

    Income before income taxes            3,287,000         4,278,000
Income taxes                              1,249,000         1,626,000

    Net income                          $ 2,038,000       $ 2,652,000

    Net income per share                $       .10       $       .13

Dividends per common share              $       .03       $       .03

Dividends per class A common            $      .015       $         -
share

Average number of shares of
common stock and equivalents             20,807,000        20,765,000


                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED
                     APRIL 29, 1995 AND APRIL 30, 1994
                                (Unaudited)

                                                   THREE MONTHS ENDED
                                               April 29,           April 30,
                                                  1995               1994

Cash flows from operating
 activities:
  Net income                                  $ 2,038,000       $ 2,652,000
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization               3,716,000         3,371,000
    Loss on retirement of property
      and equipment                               199,000           168,000
    Changes in assets and
      liabilities
    (Increase) decrease in -
      Inventories                             (   878,000)          631,000
      Prepaid expenses and other
        assets                                ( 4,553,000)      ( 2,153,000)
    Increase (decrease) in -
      Trade accounts payable                  (   676,000)      ( 1,638,000)
      Income taxes payable                    ( 6,978,000)      ( 6,170,000)
      Accrued expenses                            378,000       (   506,000)
      Deferred credits                            111,000           449,000
      Net cash used in operating
        activities                            ( 6,643,000)      ( 3,196,000)

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net
   cash used in investing activities          ( 4,351,000)      ( 3,405,000)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                      278,000           692,000
  Dividends paid                              (   605,000)      (   486,000)

     Net cash provided by (used
     in) financing activities                 (   327,000)          206,000

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                     171,000                 -

Net decrease in cash and cash
  equivalents                                 (11,150,000)      ( 6,395,000)

Cash and cash equivalents at beginning
  of period                                    48,473,000        41,128,000

Cash and cash equivalents at end of
  period                                      $37,323,000       $34,733,000

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









1. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 28, 1995 filed with the Securities and Exchange Commission.

2. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended April 29, 1995 increased approximately 7% compared to the comparable period ended April 30, 1994. The increase for the period resulted primarily from the addition of a net 120 stores. The sales increase from the additional stores was partially offset by a decrease in same-store sales of 3%. The same-store sales decline was due to the late arrival of spring merchandise, a soft retail environment and a lack of a significant fashion trend.

Cost of sales, occupancy and buying expenses increased 9% for the three months ended April 29, 1995 over the comparable period ended April 30, 1994. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 48.7% for the three months ended April 29, 1995 compared to 47.7% for the three months ended April 30, 1994. The increase as a percentage of sales was primarily due to the decrease in same-store sales. As same-store sales declined, rent, rent support and merchandising costs, which are fixed, increased as a percentage of sales.

Selling, general and administrative expense (SG&A) as a percentage of sales for the three months ended April 29, 1995 was 41.7% compared to 40.6% for the comparable period ended April 30, 1994. The increase in SG&A as a percentage of sales is primarily attributable to the decrease in same-store sales discussed above. The increase would have been more acute had the Company not implemented steps to control overhead during the period. On a per store basis, SG&A decreased 1%.

Depreciation and amortization as a percentage of sales was 5% for the three months ended April 29, 1995, which was comparable to the three months ended April 30, 1994. No significant change in depreciation expense as a percentage of sales was expected given the increase in net sales previously discussed. This increase in net sales offset the increase in depreciation expense associated with the new stores opened and stores which were remodeled.

Interest income, net of interest expense, totaled $504,000 for the three month period ended April 29, 1995 compared to $182,000 for the comparable period ended April 30, 1994. This increase was primarily due to the increase in the average cash balance to $42,700,000 during the three months ended April 29, 1995 compared to $39,100,000 during the same period ended April 30, 1994. In addition, the average outstanding debt balance decreased to $3,000,000 during the three month period ended April 29, 1995 compared to $6,000,000 during the three month period ended April 30, 1994.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $11,150,000 for the three months ended April 29, 1995 due to cash used by operations of $6,643,000, the acquisition of property and equipment totaling $4,351,000 and the payment of dividends of $605,000, partially off-set by proceeds from stock options exercised of $278,000.

Inventory at April 29, 1995 was 3.6% higher than the inventory level at the end of the Company's January 28, 1995 fiscal year. The Company believes these inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened twenty-seven stores in the three months ended April 29, 1995 and remodeled thirty-four stores.

At April 29, 1995, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures on January 31, 1997. In addition, the Company has a term note with a bank, which matures on January 31, 1996. The term note, had an outstanding balance of $3 million at April 29, 1995. The Company believes that its cash on hand, internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its minimum required capital expenditures.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date:   June 2, 1995                      /S/Ira D. Kaplan
                                        Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

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



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date:   June 2, 1995
                                        Ira D. Kaplan
                                        Chief Financial Officer and Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been
                                        duly authorized to sign on
                                        behalf of the registrant)