Form 10-Q
period 1995-10-28
CLAIRES STORES INC
filed 1995-12-04
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended          October 28, 1995
                                OR

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

                              (954) 433-3900
         (Registrant's telephone number, including area code)


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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 1995 was 19,791,938 and 1,278,784, respectively, excluding treasury shares.

             CLAIRE'S STORES, INC. AND SUBSIDIARIES
                             INDEX

                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets at October 28, 1995 and
          January 28, 1995.                                      3

     Consolidated Statements of Income for the Three
          Months and Nine Months Ended October 28, 1995
          and October 29, 1994.                                  4

     Consolidated Statements of Cash Flows for the
          Nine Months Ended October 28, 1995 and
          October 29, 1994.                                      5

     Notes to Consolidated Financial Statements                  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-8

                         PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    October 28,      January 28,
ASSETS                                                 1995             1995
Current assets:
 Cash and cash equivalents                         $ 37,755,000     $ 48,473,000
 Inventories                                         36,177,000       24,330,000
 Prepaid expenses and other current assets           12,265,000        5,867,000
      Total current assets                           86,197,000       78,670,000

Property and equipment:
 Land and building                                    8,305,000        8,267,000
 Furniture, fixtures and equipment                   62,348,000       61,088,000
 Leasehold improvements                              74,323,000       73,617,000              144,976,000    142,972,000
 Less accumulated depreciation and
  amortization                                     ( 75,019,000)    ( 72,705,000)
                                                     69,957,000       70,267,000

Other assets                                                          12,422,000    9,641,000
                                                   $168,576,000     $158,578,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                 $  3,000,000     $          -
 Trade accounts payable                              13,982,000            11,705,000
 Income taxes payable                                 1,076,000        7,500,000
 Accrued expenses                                    12,282,000       10,086,000
 Dividends payable                                      675,000          672,000
      Total current liabilities                      31,015,000       29,963,000
Long-term debt                                                -        3,000,000
Deferred credits                                      3,998,000        3,464,000

Stockholders' equity:
 Preferred stock, par value $l.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                      -                -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 1,278,864 shares and 1,315,627 shares           64,000           66,000
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  19,790,858 shares and 19,554,895 shares               990,000          978,000
 Additional paid-in capital                          15,483,000       13,618,000
 Foreign currency translation adjustments                41,000     (    115,000)
 Retained earnings                                  117,753,000      108,372,000
                                                    134,331,000      122,919,000

 Treasury stock, at cost, (82,759 shares)          (    768,000)    (    768,000)
                                                    133,563,000      122,151,000

Commitments and contingencies                                 -                -

                                                   $168,576,000     $158,578,000


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                      OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                   (Unaudited)

                              Three Months Ended         Nine Months Ended

                            October 28,  October 29,    October 28,   October 29,
                               1995         1994           1995          1994

Net sales                  $ 79,842,000 $ 69,500,000   $225,192,000  $198,083,000
Cost of sales, occupancy
 and buying expenses         37,974,000   33,847,000    108,091,000    95,842,000

  Gross profit               41,868,000   35,653,000    117,101,000   102,241,000

Other expenses:
 Selling, general and
  administrative             30,582,000   27,697,000     89,277,000    80,311,000
 Depreciation and
  amortization                3,649,000    3,488,000     11,132,000    10,284,000
 Interest income, net      (    454,000)(    203,000)  (  1,379,000)    (    575,000)
                             33,777,000   30,982,000     99,030,000    90,020,000

  Income before income
   taxes                      8,091,000    4,671,000     18,071,000    12,221,000
Income taxes                  3,075,000    1,776,000      6,868,000     4,644,000
  Net income               $  5,016,000 $  2,895,000   $ 11,203,000  $  7,577,000


Net income per share       $        .24 $        .14   $        .54  $        .37

Dividends per share of
 common stock              $        .03                $        .03  $        .09   $        .09


Dividends per share of
 class A common stock      $       .015 $       .015   $       .045  $       .015

Average number of shares
 of common stock and
 equivalents                 20,953,000                  20,792,000    20,867,000     20,756,000


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                      OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                   (Unaudited)

                                                       Nine Months Ended

                                                  October 28,         October 29,
                                                      1995                1994
Cash flows from operating activities:
 Net income                                      $ 11,203,000         $ 7,577,000
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
 Depreciation and amortization                     11,132,000          10,284,000
 Loss on retirement of property and
   equipment                                          693,000             858,000
 Other                                                      -         (    49,000)
 Changes in assets and liabilities:
 (Increase) in -
    Inventories                                  ( 11,847,000)        ( 8,672,000)
    Prepaid expenses and other assets            (  9,187,000)        ( 8,388,000)
 Increase (decrease) in  -
    Trade accounts payable                          2,277,000           6,333,000
    Income taxes payable                         (  6,424,000)        ( 7,198,000)
    Accrued expenses                                2,196,000           1,065,000
    Deferred credits                                  532,000             847,000

 Net cash provided by operating
   activities                                         575,000           2,657,000

Cash flows from investing activities:
 Acquisition of property and equipment
   which represents net cash used in
   investing activities                          ( 11,507,000)        (12,739,000)

Cash flows from financing activities:
 Purchase of Treasury Stock                                 -         (   811,000)
 Proceeds from stock conversions                            -             167,000
 Proceeds from stock options exercised              1,875,000           1,117,000
 Dividends paid                                  (  1,818,000)        ( 1,676,000)

 Net cash provided by (used in) financing
   activities                                          57,000         ( 1,203,000)

Effect of foreign currency exchange
 rate changes on cash and cash
 equivalents                                          157,000                   -

Net decrease in cash and cash equivalents        ( 10,718,000)        (11,285,000)

Cash and cash equivalents at beginning
  of period                                        48,473,000          41,128,000

Cash and cash equivalents at end of period       $ 37,755,000         $29,843,000


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

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and nine months ended October 28, 1995 and October 29, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and nine months ended October 28, 1995 increased approximately 15% and 14%, respectively, compared to the comparable periods ended October 29, 1994. The increases for the periods resulted primarily from the addition of a net 117 stores and same-store sales increases of 5% and 3% in the three and nine month periods ended October 28, 1995, respectively. The same-store sales increases were primarily due to the Company refocusing its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 12% and 13%, respectively, for the three and nine months ended October 28, 1995 over the comparable periods ended October 29, 1994. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 47.6% and 48% for the three and nine month periods ended October 28, 1995, respectively, compared to 48.7% and 48.4% for the three and nine month periods ended October 29, 1994, respectively. The decrease as a percentage of sales was primarily due to the increase in same-store sales as discussed above. As same-store sales increased, occupancy and buying expenses, which are essentially fixed, decreased as a percentage of sales.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and nine months ended October 28, 1995, were 38.3% and 39.6%, respectively, compared to 39.9% and 40.5%, respectively, for the comparable periods ended October 29, 1994. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 117 net stores.

Depreciation and amortization as a percentage of sales was approximately 5% for the three and nine months ended October 28, 1995, which were comparable to the three and nine months ended October 29, 1994. No significant change in depreciation expense as a percentage of sales was expected given the increase in net sales previously discussed. This increase in net sales offset the increase in depreciation expense associated with the new stores opened and stores which were remodeled.

Due to the increase in cash levels and the reduction of long-term debt, interest income, net of interest expense, totaled $454,000 and $1,379,000 for the three and nine month periods ended October 28, 1995, respectively, compared to interest income, net of interest expense, of $203,000 and $575,000 for the three and nine month periods ended October 29, 1994, respectively. The average debt balance decreased to $3,000,000 during the three and nine months ended October 28, 1995 from $6,000,000 during the three and nine months ended October 29, 1994.
The average cash balance during the three and nine months ended October 28, 1995 averaged approximately $39,543,000 and $40,202,000, respectively. During the three and nine months ended October 29, 1994, invested cash averaged approximately $34,253,000 and $35,864,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.



Liquidity and Capital Resources

Net cash decreased $10,718,000 for the nine months ended October 28, 1995 due to net cash used in the acquisition of property and equipment totaling $11,507,000 and the payment of dividends of $1,818,000. These cash expenditures were offset by net cash provided by operating activities of $575,000 and the proceeds from stock options exercised totaling $1,875,000.

Inventory at October 28, 1995 increased 49% compared to the inventory balance at the end of the Company's January 28, 1995 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the Christmas selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened ninety-one stores in the nine months ended October 28, 1995 and remodeled sixty-five stores.

At October 28, 1995, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1997. In addition, the Company has a $10 million term note with a bank, which matures on January 31, 1996. The term note has a presently outstanding balance of $3 million. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CLAIRE'S STORES, INC.
                                            (Registrant)








Date: December 4, 1995                   /s/Ira D. Kaplan
                                       Ira D. Kaplan
                                       Chief Financial Officer and
                                       Treasurer

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



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 4, 1995                  Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on
                                        behalf of the registrant)