Form 10-K
period 1996-02-03
CLAIRES STORES INC
filed 1996-04-11
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                            FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended February 3, 1996
                                OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to
                    Commission File No. 1-8899



                      Claire's Stores, Inc.
      (Exact name of registrant as specified in its charter)

      Delaware                                          59-0940416
State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification   No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida              33027
(Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code: (954) 433-3900 Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
           Title of each class                     which registered
          Common Stock, $.05 par value         New York Stock Exchange, Inc.

   Securities registered pursuant to Section 12(g) of the Act:

                                Title of each class


                         Class A Common Stock, $.05 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 1996, the aggregate market value of the 26,672,815 shares of voting stock held by non-affiliates of the registrant was $483,444,772.

   At March 31, 1996, there were outstanding 29,865,602 shares of registrant's Common Stock, $.05 par value, and 1,959,801 shares of the registrant's Class A Common Stock, $.05 par value, including 124,139 Treasury Shares.

               DOCUMENTS INCORPORATED BY REFERENCE


   The Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference into Part III.

                               PART 1
Item 1. Business

General

Claire's Stores, Inc. (the "Company"), operating through its subsidiaries, Claire's Boutiques, Inc. ("Claire's"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC") and Claire's Accessories UK Ltd ("CUK") and its 50%-owned subsidiary Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced women's fashion accessories. As of March 31, 1996, the Company operated a total of 1,422 such stores in 49 states, Canada, the Caribbean, the United Kingdom and Japan. These include 1,206 "Claire's Boutiques" or "Claire's Accessories" stores, 97 "Topkapi" stores, 39 "The Icing" stores, 48 "Bow Bangles" stores, 19 "Dara Michelle" stores and 5 "L'ccessory" stores (collectively the "Fashion Accessory Stores"). The Company also operates 8 trend gift stores under the name "Arcadia" or "Art Explosion" (collectively the "Trend Gift Stores").

In February 1996, Claire's purchased certain assets of The Icing, Inc. which had filed for liquidation under Chapter 7 of the United States Bankruptcy Code. The assets consisted of the assumption of 85 real property leases, furniture, fixtures and equipment. The Company plans to remodel these stores prior to opening for business. The level of remodeling is dependent on several factors including the current condition of the store's furniture, fixtures and equipment and remaining term of the lease. In malls where there is not an existing Claire's store, the store will be renamed "Claire's Accessories". All of the stores opened as of March 31, 1996 are operating under The Icing name. Claire's expects all of these stores to be open by May 31, 1996.

Also in February 1996, the Company, through its wholly owned subsidiary , Claire's Accessories UK Ltd, purchased the assets of Bow Bangles, PLC., a retail operator of fashion accessory stores with locations throughout the United Kingdom. Bow Bangles, PLC. had filed for administrative protection under United Kingdom Bankruptcy Laws. The assets purchased included the assumption of 48 store leases and certain furniture, fixtures and equipment.

The Fashion Accessory Stores specialize in selling popular-priced women's fashion accessories designed to appeal to females from ages 13 to 40. Merchandise in the Fashion Accessory Stores ranges in price between $2 and $20, with the average product priced at about $4. The stores average 919 square feet and are primarily located in enclosed shopping malls. The Company's Topkapi, The Icing, Bow Bangles, Dara Michelle and L'ccessory stores are similar in size and format to the Claire's Boutiques and Claire's Accessories stores and give the Company the ability to have multiple store locations in malls that currently have a successful Claire's Boutiques or Claire's Accessories store. Based on its knowledge of competitors, the Company believes that its Fashion Accessory Stores comprise the largest chain of specialty retail stores in the World devoted to the sale of popular-priced women's fashion accessories.

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

Costume jewelry, including hair ornaments, pierced earrings and fees for piercing ears, accounts for a majority of sales. The balance consists of other fashion accessories, totebags and trend gifts. The following table compares sales of each category of merchandise sold by the Company for the last three fiscal years:

                                      Fiscal Year Ended
                            Feb. 3,        Jan. 28,        Jan. 29,
                              1996                         1995          1994
                                        (In thousands)
   Costume jewelry         $244,876        $196,057        $180,279
   Other fashion accessories 87,507          94,277          89,718
   Totebags                   9,087           6,982           7,559
   Trend gifts                3,411           4,119           4,137

                           $344,881        $301,435        $281,693


Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of the fiscal year ended February 3, 1996 ("Fiscal 1996") were 20%, 22%, 23% and 35% in the first, second, third and fourth quarters, respectively.

At March 31, 1996, the Company had approximately 6,650 employees, 52% of whom were part-time. Part-time employees typically work up to 20 hours per week.
The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion Accessory Stores

The Fashion Accessory Stores, averaging approximately 919 square feet, are located primarily in enclosed shopping malls. Each store uses
Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

The stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

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









Except as stated below, responsibility for managing the Fashion Accessory Stores rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 129 District Managers for the Fashion Accessory Stores, each of whom oversees approximately ten stores in his or her respective geographic area and reports to one of eleven Regional Managers. Each Regional Manager reports to one of three Territorial Vice Presidents, who in turn report to the President of Claire's. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally.

The Company continues to expand its international operations. In addition to the acquisition of the 48 Bow Bangles stores in the United Kingdom, 27 stores were opened in Canada in Fiscal 1996. The Company now operates 72 stores in Canada. The Company plans to open an additional 15 to 20 stores in Canada in the fiscal year ending February 1, 1997 ("Fiscal 1997"). Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened 14 stores in Fiscal 1996, bringing the total number of stores operating in Japan to 16. Current plans call for opening approximately 30 additional stores in Japan in Fiscal 1997. Net sales and identifiable assets outside the United States represented less than 10% of consolidated net sales or identifiable assets in Fiscal 1996.

Trend Gift Stores

During Fiscal 1996, the Company closed one Trend Gift Store. It is the Company's intention to continue to take advantage of opportunities to either close the remaining Trend Gift Stores or convert them to Fashion Accessory Stores. This policy is due to management's decision to discontinue the gift division concept.

Item 2. Properties

The Company's 1,422 stores operating as of March 31, 1996 are located in 49 states, Canada, the United Kingdom, the Caribbean and Japan. The Company leases all of its stores, generally for terms of seven to ten years (up to 25 years in the United Kingdom). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of the Company's stores are located in enclosed shopping malls, while some stores are located within a central business district and others are located in "open-air" outlet malls. The Company actively seeks locations that meet its criteria and opens new stores when opportunities are found within its budget for expansion. Criteria include geographic location and demographic aspects of communities surrounding the mall, acceptable anchor tenants, suitable location within a mall, appropriate space availability and proposed rental rates. In choosing new locations, the Company generally attempts to cluster stores geographically, thus affording economies of scale in supervision. The Company believes that sufficient desirable locations are available to accommodate its expansion plans. The Company refurbishes its existing stores on a regular basis.

The Company has closed 69 stores in the last three fiscal years, primarily because of lack of profit potential or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. Five of these stores were closed due to the down-sizing of the Trend Gift division. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three years, no individual store accounted for more than one percent of total sales.

The Company opened 142 Fashion Accessory Stores during Fiscal 1996 and has opened as of March 31, 1996 a net 96 stores in the first two months of Fiscal 1997. The Company plans to continue opening Fashion Accessory Stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $95,000 per store.

The offices of Claire's and the distribution center for the Company's stores are located in Wood Dale, Illinois. Of the facility's approximately 176,000 square feet, 150,000 square feet are devoted to receiving and distribution. The facility is a one story industrial building constructed in 1985 and equipped with automated systems for receiving, processing and shipping merchandise to the stores. The lease for this space expires on June 30, 1996. The Company does not intend to extend the lease on this facility. Rather, the Company intends to relocate these offices and distribution facility in June 1996 to a building located in Hoffman Estates, Illinois, purchased by Claire's in January 1995 for $7.4 million. The facility is located on 24.8 acres and consists of 247,000 total square feet with 201,000 square feet devoted to receiving and distribution and 46,000 square feet for office space. Unused acreage at this sight will allow Claire's to expand its facility in the future by an additional 100,000 square feet.

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

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by the Chairman of the Board and President of the Company and members of his immediate family, both of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $480,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The lease expires on July 31, 2000 and may be extended, at the option of the Company, for an additional five-year term.

The Company also owns 10,000 square feet of office space in Miami, Florida. In November 1992, 5,000 square feet of the space was leased to an unrelated third party. The lease is currently on a month to month basis. The remaining 5,000 square feet of space is being utilized as a storage facility for the Company. The Company also leases executive office space in New York City under a lease which expires on October 31, 1998, and is the beneficial owner of two cooperative apartments in New York City.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1996.


                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has two classes of common stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for the fiscal quarters of the Company indicated, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock (as adjusted to give effect to the three-for-two stock split effective February 21, 1996). No dividends had been declared on the Class A Common Stock prior to Fiscal 1995. At March 31, 1996, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 1,872 and 923, respectively.



                             Closing Prices      Dividends      Dividends
                                  of                on         on Class A
                              Common Stock      Common Stock   Common Stock
Year Ended February 3, 1996  High       Low
First Quarter               $ 9.67    $ 8.08       $.02          $.01
Second Quarter               13.33      9.17        .02           .01
Third Quarter                15.33     12.67        .02           .01
Fourth Quarter               14.67     11.17        .02           .01


Year Ended January 28, 1995
First Quarter               $15.42    $11.00       $.02          $  -
Second Quarter               11.75      6.33        .02           .01
Third Quarter                 9.08      6.75        .02           .01
Fourth Quarter                9.08      7.33        .02           .01





In 1985, the Board of Directors instituted a quarterly dividend on the Common Stock of $.017 per share. In February 1994, the Board of Directors increased the quarterly dividend to $.02 per share and in July 1994 declared a quarterly dividend of $.01 per share on the Class A Common Stock. In
January 1996, the Board of Directors increased the quarterly dividend to $.03 per share on the Common Stock and $.015 per share on the Class A Common Stock. The Board expects to continue this policy; however, there is no assurance that dividends will continue to be paid since they are dependent upon earnings, the financial condition of the Company and other factors, including certain restrictive provisions of the Company's credit facility.

Item 6. Selected Financial Data


                                            Fiscal Year Ended
                             Feb. 3    Jan. 28    Jan. 29    Jan. 30    Feb. 1
                             1996(1)     1995      1994       1993       1992
                                  (In thousands except per share amounts)

Operating Statement Data:
Net sales                  $344,881   $301,435   $281,693   $247,987  $234,162
Income from continuing
  operations                 30,915     23,855     23,634     14,551     5,226
Loss from operations
  of discontinued
  subsidiary                      -          -          -          -    (2,047)
Loss on disposal of dis-
  continued subsidiary            -          -          -          -   (11,927)
Net income (loss)          $ 30,915   $ 23,855   $ 23,634   $ 14,551  $ (8,748)

Income (Loss) Per Share(2)
  From:
Income from continuing
  operations               $    .99   $    .77   $    .77   $    .47  $    .17
Loss from operations
  of discontinued
  subsidiary                      -          -          -          -      (.07)
Loss on disposal of dis-
  continued subsidiary            -          -          -          -      (.39)
Net income (loss)          $    .99   $    .77   $    .77   $    .47  $   (.29)

Cash dividends per
  share (2):
  Common stock             $    .08   $    .08   $    .07   $    .07  $    .07

  Class A Common stock     $    .04   $    .03   $      -   $      -  $      -


Balance Sheet Data:
Current assets             $103,762   $ 78,670   $ 69,253   $ 64,038  $ 40,352
Current liabilities          30,521     29,963     27,092     40,785    19,778
Working capital              73,241     48,707     42,161     23,253    20,574
Total assets                187,782    158,578    135,219    128,878   111,586
Long-term obligations         4,325      6,464      8,212     11,254    27,827
Stockholders' equity        152,936    122,151     99,915     76,839    63,981


(1)   Consists of 53 weeks.
(2)   Adjusted to give effect to the three-for-two Stock split effective
      February 21, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the
Company:

                                               Fiscal Year Ended

                                    February 3,   January 28,    January 29,
                                       1996          1995           1994



Net sales                             100.0%        100.0%        100.0%
Cost of sales, occupancy and
 buying expenses                       45.8          46.1          46.2
   Gross profit                        54.2          53.9          53.8

Other expenses:
 Selling, general and administrative   36.1          36.8          35.8
 Depreciation and amortization          4.3           4.6           4.6
 Interest (income) expense, net        (0.6)         (0.3)          0.1
                                       39.8          41.1          40.5

   Income before income taxes          14.4          12.8          13.3

Income taxes                            5.4           4.9           4.9

   Net income                           9.0%          7.9%          8.4%






























Results of Operations

From the fiscal year ended January 29, 1994("Fiscal 1994") to February 3, 1996 ("Fiscal 1996"), the Company's net sales increased at a compounded annual rate of 10%. Net Income increased from $23,634,000 in Fiscal 1994 to $30,915,000 in Fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

Net sales increased by $43,446,000, or 14%, to $344,881,000 in Fiscal 1996 compared to $301,435,000 for the year ended January 28, 1995 ("Fiscal 1995"). The increase for the period resulted primarily from the addition of a net 108 stores in North America and same-store sales increases of 3%. The same-store sales increases were primarily due to the Company refocusing its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased by $18,765,000, or 13%, to $157,857,000 in Fiscal 1996 compared to $139,092,000 in Fiscal
1995. The principal reason for this increase was the rise in the number of stores and volume of merchandise sold. As a percentage of net sales, these expenses decreased to 45.8% for Fiscal 1996 compared to 46.1% for Fiscal 1995. The decrease as a percentage of sales was primarily due to the increase in same-store sales as discussed above. As same-store sales increase, occupancy and buying expenses, which are essentially fixed, decrease as a percentage of sales.

Selling, general and administrative ("SG&A") expenses increased by $13,574,000, or 12%, to $124,461,000 in Fiscal 1996 from the Fiscal 1995 level of $110,887,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately 36% in Fiscal 1996 compared to 37% in Fiscal 1995. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 108 net stores in North America.

Depreciation and amortization increased by $1,087,000, or 8%, to $14,969,000 in Fiscal 1996 from the Fiscal 1995 level of $13,882,000. The increase was primarily due to the investment in 128 new stores, and the remodeling of approximately 100 stores in North America. In addition, the Company continued to invest in its management information systems.

Due to the increase in cash levels and the reduction of long-term debt, interest income again exceeded interest expense in Fiscal 1996. As a percentage of sales, interest income, net of interest expense, was .6% for Fiscal 1996 compared to .3% in Fiscal 1995. The average debt balance decreased to $3,000,000 during Fiscal 1996 from $6,000,000 in Fiscal 1995. The cash balance during Fiscal 1996 averaged approximately $44,400,000 compared to approximately $38,300,000 in Fiscal 1995. The weighted average interest rates paid by the Company during Fiscal 1996 and Fiscal 1995 were 8.9% and 8.1%, respectively. These rates are directly related to the bank's prime rate.

Income taxes increased by $4,074,000 to $18,694,000 in Fiscal 1996 compared to $14,620,000 in Fiscal 1995. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.

Fiscal 1995 Compared to Fiscal 1994

Net sales increased by $19,742,000, or 7%, to $301,435,000 in Fiscal 1995 compared to $281,693,000 for Fiscal 1994. The increase for the period
resulted primarily from the addition of a net 114 stores.   The sales
increase from the additional stores was partially offset by a decrease in same-store sales of 2%. The same-store sales decline was primarily due to the lack of a significant fashion trend. In Fiscal 1994, the Company quickly responded to consumer demand for "Chokers". This fashion item was sold at a retail price which was in excess of the Company average, thus increasing the average unit retail price of merchandise sold. The combination of a significant fashion item in the prior year and the higher average unit retail price related to that item caused this year's same-store sales volume to decrease, as stated above.

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

Depreciation and amortization increased by $908,000, or 7%, to $13,882,000 in Fiscal 1995 from the Fiscal 1994 level of $12,974,000. The increase was primarily due to the 11% increase in new stores and approximately 100 stores which were remodeled during the year. In addition, the Company made a significant investment to enhance its management information systems.

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

Liquidity and Capital Resources

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $59,323,000 at the end of Fiscal 1996.

Net cash provided by operating activities amounted to $28,749,000 in Fiscal 1996 compared to $37,030,000 in Fiscal 1995 and $34,750,000 in
Fiscal 1994. The Company's current ratio (current assets over current liabilities) was 3.40:1.0 for Fiscal 1996 and 2.63:1.0 for Fiscal 1995.

At the end of Fiscal 1996, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This facility matures on January 31, 1997.

During Fiscal 1996, the Company continued to expand and remodel its store base. Significant capital projects included the opening of 142 new stores and remodeling approximately 100 stores. In addition, the Company continued to invest in technology. In Fiscal 1995, the Company purchased a new distribution center in Hoffman Estates, Illinois. The Company expects to begin utilization of the new facility in June 1996. Funds expended for capital improvements in Fiscal 1996 totaled $15,083,000 compared to $24,762,000 in Fiscal 1995 and $12,831,000 in Fiscal 1994.
In the year ending February 1, 1997 ("Fiscal 1997"), capital expenditures are expected to be approximately $20,000,000 as the Company continues to invest in its store base and technology.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit line. The Company foresees no difficulty in maintaining its present financial condition and liquidity and the ability to finance its capital expenditure plans and other foreseeable future needs.

Item 8. Financial Statements and Supplementary Data         Page No.

Independent Auditors' Report                                   13

Consolidated Balance Sheets at February 3, 1996 and
   January 28, 1995                                            14

Consolidated Statements of Income for
   the three fiscal years ended February 3, 1996               15

Consolidated Statements of Changes in Stockholders' Equity
   for the three fiscal years ended February 3, 1996           16

Consolidated Statements of Cash Flows  for
   the three fiscal years ended February 3, 1996               17

Notes to Consolidated Financial Statements                     18-23

Selected Quarterly Financial Data (Unaudited)                  24

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended February 3, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the years in the three year period ended February 3, 1996 in conformity with generally accepted accounting principles.



/S/KPMG PEAT MARWICK LLP
Fort Lauderdale, Florida
March 26, 1996

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                              Feb. 3,     Jan. 28,
                                               1996         1995
ASSETS                                           (In thousands)
Current assets:
 Cash and cash equivalents                   $ 59,323     $ 48,473
 Inventories                                   32,383       24,330
 Prepaid expenses and other current
  assets                                       12,056        5,867
      Total current assets                    103,762       78,670

Property and equipment:
 Land and building                              8,347        8,267
 Furniture, fixtures and equipment             63,957       61,088
 Leasehold improvements                        74,156       73,617
                                              146,460      142,972
 Less accumulated depreciation
  and amortization                            (77,114)     (72,705)
                                               69,346       70,267

Other assets                                   14,674        9,641
                                             $187,782     $158,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                      $ 10,745     $ 11,705
 Income taxes payable                           6,800        7,500
 Accrued expenses                              11,991       10,086
 Dividends payable                                985          672
      Total current liabilities                30,521       29,963

Long-term debt                                      -        3,000
Deferred credits                                4,325        3,464

Stockholders' equity:
 Preferred stock, par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding 0 shares                   -            -
 Class A common stock, par value $.05 per
  share; authorized 20,000,000 shares,
  issued 1,915,294 shares and
  1,973,441 shares                                 96           66
 Common stock, par value $.05 per
  share; authorized 50,000,000 shares,
  issued 29,767,814 shares and 29,332,343
  shares                                        1,488          978
 Additional paid-in capital                    16,126       13,618
 Foreign currency translation adjustment          (22)        (115)
 Retained earnings                            136,016      108,372
                                              153,704      122,919

 Treasury stock, at cost (124,139 shares)        (768)        (768)
                                              152,936      122,151

Commitments and contingencies
                                             $187,782     $158,578

See accompanying notes to consolidated financial statements.

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                             Fiscal Year Ended
                                      Feb. 3,     Jan. 28,     Jan. 29,
                                       1996         1995         1994
                                  (In thousands except per share amounts)

Net sales                           $  344,881   $  301,435   $  281,693
Cost of sales, occupancy and
 buying expenses                       157,857      139,092      130,171

   Gross profit                        187,024      162,343      151,522

Other expenses:
 Selling, general and
  administrative                       124,461      110,887      100,702
 Depreciation and amortization          14,969       13,882       12,974
 Interest (income) expense, net         (2,015)        (901)         331
                                       137,415      123,868      114,007

   Income before income taxes           49,609       38,475       37,515

Income taxes                            18,694       14,620       13,881

   Net income                       $   30,915   $   23,855   $   23,634

   Net income per share             $      .99   $      .77   $      .77


See accompanying notes to consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Foreign
                 Class A       Additional  Currency
                  Common Common  Paid-In  Translation Retained Treasury
                   Stock Stock   Capital  Adjustment  Earnings   Stock  Total
                                  (In thousands)
Balance,
 January 30, 1993$    68 $  960$   10,899$         - $ 65,218 $   (306) $ 76,839
Net income            -       -         -          -   23,634        -    23,634
Class A Common
   Stock converted
   to Common Stock   (1)      1         -          -        -        -         -
Stock options
   exercised          -      11     1,287          -        -        -     1,298
Issuance of below
   market stock
   options            -       -        75          -        -        -        75
Cash dividends
   ($.07 per
   common share)      -       -         -          -    (1,931)      -   (1,931)
Balance,
 January 29, 1994    67     972    12,261          -    86,921    (306)  99,915
Net income            -       -         -          -    23,855       -    23,855
Class A Common
   Stock converted
   to Common Stock   (1)      1         -          -         -       -         -
Stock options
   exercised          -       4       832          -         -       -     836
Cash dividends
   ($.08 per
   Common share and
   $.03 per Class
   A Common share)    -       -         -          -    (2,404)      -   (2,404)
Foreign currency
   translation
   adjustment         -       -         -       (115)        -       -     (115)
Purchase of Treasury
   Stock              -       -         -          -         -    (811)    (811)
Issuance of Treasury
   Stock              -       -       (68)         -         -     349       281
Conversion of
   Debentures         -       1       166          -         -       -       167
Tax benefit from
   exercised stock
   options            -       -       427          -         -       -       427
Balance,
 January 28, 1995    66     978    13,618       (115)  108,372    (768)  122,151
Net income            -       -         -          -    30,915       -    30,915
Class A Common
   Stock converted
   to Common Stock   (2)      2         -          -         -       -         -
Stock options
   exercised          -      12     2,508          -         -       -     2,520
Cash dividends
   ($.08 per
   Common share
   and $.04 per
   Class A Common
   share)             -       -         -          -    (2,743)      -   (2,743)
Three-for-two stock
   split             32     496         -          -      (528)      -        -
Foreign currency
   translation
   adjustment         -       -         -         93         -       -        93
Balance,
 February 3, 1996$   96  $1,488 $  16,126$       (22)  $136,016$  (768) $152,936

See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Fiscal Year Ended
                                         Feb. 3,     Jan. 28,     Jan. 29,
                                          1996         1995         1994
                                                   (In thousands)

Cash flows from operating activities:
 Net income                             $  30,915    $  23,855    $  23,634
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and amortization             14,969       13,882       12,974
 Deferred income taxes                     (1,526)      (1,914)      (2,890)
 Loss on retirement of property and
   equipment                                1,047        1,465        1,401
 Other                                         (1)          (2)          75
 Change in assets and liabilities:
 (Increase) in -
   Inventories                             (8,053)      (1,636)      (2,881)
   Prepaid expenses and other assets       (9,708)      (2,622)        (826)
 Increase (decrease) in -
   Trade accounts payable                    (960)       2,041          961
   Income taxes payable                      (700)         150          550
   Accrued expenses                         1,905          559         (209)
   Deferred credits                           861        1,252        1,961

 Net cash provided by operating
   activities                              28,749       37,030       34,750

Cash flows from investing activities:
 Acquisition of property and
   equipment which represents net
   cash used in investing activities      (15,083)     (24,762)     (12,831)

Cash flows from financing activities:
 Proceeds from long-term debt                   -            -       10,000
 Principal payments on long-term debt      (3,000)      (3,000)     (29,000)
 Proceeds from stock options exercised      2,520        1,117        1,103
 Dividends paid                            (2,429)      (2,281)      (1,926)
 Purchase of Treasury Stock                     -         (811)           -
 Proceeds from conversion of debentures         -          167            -

 Net cash used in financing
   activities                              (2,909)      (4,808)     (19,823)

Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                                 93         (115)           -

Net increase in cash and cash
   equivalents                             10,850        7,345        2,096

Cash and cash equivalents at
   beginning of year                       48,473       41,128       39,032

Cash and cash equivalents at
   end of year                          $  59,323    $  48,473    $  41,128

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


Fiscal Year - The Company's fiscal year ends on the Saturday closest to January
31. Fiscal year 1996 consisted of 53 weeks. Fiscal years 1995 and 1994 each consisted of 52 weeks.


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


Net Income Per Share - Primary income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (31,350,000 shares in Fiscal 1996, 31,170,000 shares in Fiscal
1995 and 30,956,000 shares in Fiscal 1994).


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

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of current assets and current liabilities. Current assets and liabilities are stated at fair market value.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


New Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The Company believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

2. CREDIT FACILITIES
                                        February 3,  January 28,
                                           1996         1995
                                                (In thousands)
Long-term debt:
  Working capital credit line           $         -  $         -
  Term note due 1996                              -        3,000
                                        $         -  $     3,000


The Company has an unsecured revolving line of credit of $10 million with a bank for letters of credit and working capital needs. Interest on the outstanding balance is at the bank's prime rate. The credit agreement matures on January
31, 1997. At February 3, 1996 and January 28, 1995, no borrowings were outstanding under this line of credit.


On March 11, 1993, the Company entered into a $10 million term note with a bank.
The term note matured and was paid on January 31, 1996.


The bank credit agreement and term note contain various restrictive covenants which include, among other things, the requirement to maintain minimum tangible net worth, restrictions on fixed asset additions, restrictions on certain additional indebtedness, requirements to maintain certain financial ratios and restrictions which limit the amount of dividends the Company can declare to the lesser of $.10 per share or an aggregate of $3,300,000 for Fiscal 1995 and $.13 per share or an aggregate of $4,400,000 for the fiscal year ending February 3, 1996. In addition, the bank requires the Company to maintain a compensating balance of $1,000,000 during the period January 1 through August 31 of each year.




3. INCOME TAXES

Income taxes consist of the following:

                      Fiscal Year Ended

            Feb. 3,      Jan. 28,        Jan. 29,
             1996          1995            1994
                        (In thousands)
Federal:
 Current   $17,619       $14,870         $15,597
 Deferred   (1,364)       (1,779)         (2,688)
            16,255        13,091          12,909
State:
 Current     2,151         1,164           1,174
 Deferred     (162)         (135)           (202)
             1,989         1,029             972
Foreign:
 Current       450           500               -
           $18,694       $14,620         $13,881

The approximate tax effect on each type of significant temporary difference for which the asset is included in prepaid expenses and other current assets and other assets on the accompanying balance sheets is as follows:

           Deferred Tax Consequences at February 3,1996
                          (In thousands)
                            Assets            Liabilities          Total
Depreciation                $3,537           $    -                $3,537
Accrued expenses             1,880                -                 1,880
Accrued rent expense           953                -                   953
Other                          461                -                   461
                            $6,831           $    -                $6,831

           Deferred Tax Consequences at January 28,1995

                            Assets            Liabilities          Total
Depreciation                $2,305           $    -                $2,305
Accrued expenses             1,462                -                 1,462
Discontinued operations        124                -                   124
Other                        1,413                -                 1,413
                            $5,304           $    -                $5,304


The provision for income taxes differs from an amount computed at the statutory rates as follows:
                             Feb. 3,         Jan. 28,        Jan. 29,
                              1996             1995            1994
   Income taxes at
    statutory rates               35%              35%             35%
    State income taxes,
       net of federal tax
    benefit                        3                3               3
                                  38%              38%             38%



4. STOCKHOLDERS' EQUITY

Stock Splits - In January 1996, the Company's Board of Directors declared a 3-for-2 stock split of its Common stock and Class A common stock in the form of a dividend 50 percent distribution.

On February 21, 1996, 9,906,680 shares of Common stock and 653,807 shares of Class A common stock were distributed to stockholders of record as of February 7, 1996. Shareholders' equity has been adjusted to give recognition of the stock split by reclassifying from retained earnings to the Common stock and Class A common stock accounts the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's stock have been restated.

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

5. STOCK OPTIONS

In April 1991, the Board of Directors of the Company adopted, and in June 1991 the Company's stockholders approved, the Claire's Stores, Inc. 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under such plans remain outstanding. Under the 1991 Plan, the Company may grant either incentive stock options, non-qualified stock options, tandem stock appreciation rights and stock appreciation rights exercisable in conjunction with stock options to purchase up to 1,500,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan or the 1985 Plan. Incentive stock options granted under the 1991 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. No stock option or stock appreciation right may be exercised less than one year after the date granted. Each incentive stock option, non-qualified stock option or stock appreciation right will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

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

At February 3, 1996, options to purchase 86,460, 27,750 and 383,001 shares of Common Stock were exercisable under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. Options to purchase an additional 16,665, 24,750 and 813,324 shares were outstanding, but not yet exercisable, at February 3, 1996 under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. There were 431,653 shares of Common Stock available for future option grants under the 1991 Plan at February 3, 1996.

In October 1992, stock options to purchase an aggregate of 450,000 shares of Common Stock at a purchase price of $7.43 per share were granted to the Chairman of the Board and President of the Company. These options are non-qualified and were not issued under the 1991 Plan.

Transactions and other information relating to the 1982 Plan, 1985 Plan and the 1991 Plan are summarized as follows:

                  1982 Plan     1985 Plan      1991 Plan       Range of
                  Number of     Number of      Number of     option price
                   shares        shares         shares        per share

Outstanding,
January 30, 1993   479,250       313,650         558,750    $2.33 - 10.17
  Granted                -             -         250,125     9.17 - 10.83
  Exercised       (262,875)      (36,150)       ( 14,063)    2.33 -  7.67
  Cancelled              -             -        ( 11,250)    4.67 -  4.67
Outstanding,
January 29, 1994   216,375       277,500         783,562     4.33 - 10.83
  Granted                -             -         247,500     7.08 -  8.42
  Exercised       ( 19,950)     ( 75,000)      (  78,375)    4.33 -  9.17
  Cancelled       ( 35,250)            -       ( 126,375)    4.33 - 10.83
Outstanding,
January 28, 1995   161,175       202,500         826,312     4.33 - 10.83
  Granted                -             -         577,500     8.08 - 13.08
  Exercised       ( 15,750)     (150,000)      ( 196,425)    4.67 - 10.83
  Cancelled       ( 42,300)            -       (  11,062)    7.67 - 11.58
Outstanding
February 3, 1996   103,125        52,500       1,196,325     4.33 - 13.08

6. EMPLOYEE BENEFIT PLAN

The Company has adopted a Profit Sharing Plan under Section 401(k) of the
Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 1996, Fiscal
1995 and Fiscal 1994, the cost of Company matching contributions was $295,000, $299,000 and $244,000, respectively. The Company does not have any post-employment or post-retirement benefit plans other than above.


7. COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2006 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended February 3, 1996 was as follows:

                                   1996         1995          1994
                                            (In thousands)
 Minimum rentals                 $41,391       $36,711      $32,800
 Rentals based on net sales          782         1,180        1,490
 Other rental expense-equipment    9,013         8,638        7,846
      Total rental expense       $51,186       $46,529      $42,136

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows:

                               (In thousands)
           1997                  $ 55,913
           1998                    51,851
           1999                    47,304
           2000                    40,976
           2001                    33,674
           Thereafter              85,152
                                 $314,870

Certain leases provide for payment of real estate taxes, insurance and certain other operating expenses of the properties. In other leases, certain of these costs are included in the basic contractual rental payments.

8. STATEMENTS OF CASH FLOWS

Payments of income taxes were $20,883,000 in Fiscal 1996, $16,014,000 in Fiscal 1995 and $16,414,000 in Fiscal 1994. Payments of interest were $340,000 in Fiscal 1996, $488,000 in Fiscal 1995 and $866,000 in Fiscal
1994.

9. RELATED PARTY TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by the Chairman of the Board and President of the Company and members of his immediate family, both of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $480,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                 Fiscal Year Ended February 3, 1996
                                (In thousands except per share amounts)
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
Net sales                  $68,054   $77,296   $79,842   $119,689  $344,881
Gross profit                34,886    40,347    41,868     69,922   187,023
Net income                   2,038     4,149     5,016     19,712    30,915

Net income per share       $   .07   $   .13   $   .16   $    .63  $    .99




                                 Fiscal Year Ended January 28, 1995
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                (In thousands except per share amounts)
Net sales                  $63,656   $64,926   $69,500   $103,353  $301,435
Gross profit                33,319    33,268    35,653     60,103   162,343
Net income                   2,652     2,029     2,895     16,279    23,855

Net income per share       $   .09   $   .07   $   .09   $    .52  $    .77






Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure


      Not Applicable.


                                  PART III

Items 10,11,12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation ; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

The information required by these items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Company's 1996 Annual Meeting of Stockholders containing such information, which information is incorporated herein by reference as if set out in full.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report.
                                                                   Page No.

 1.   Financial Statements

      Independent Auditors' Report                                    13
      Consolidated Balance Sheets at February 3, 1996 and
       January 28, 1995                                               14
      Consolidated Statements of Income for the three
       fiscal years ended February 3, 1996                            15
      Consolidated Statements of Changes in Stockholders'
       Equity for the three fiscal years ended February 3, 1996       16
      Consolidated Statements of Cash Flows
       for the three fiscal years ended February 3, 1996              17
      Notes to Consolidated Financial Statements                      18-23

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

      (3)(b) Amended By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on form 10-K for the fiscal year ended January 28, 1995).

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

       (4)(e) Fourth Amendment dated as of March 27, 1995 to the Revolving Credit Agreement (incorporated by reference to
                  Exhibit 4(e) to the Company's Annual Report on form 10-K for the fiscal year ended January 28, 1995).

       (4)(f) Fifth Amendment dated as of April 3, 1995 to the Revolving Credit Agreement (incorporated by reference to Exhibit 4(f) to the Company's Annual Report on form 10-K for the fiscal year ended January 28, 1995).

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

      (10)(k) Non-Qualified Stock Option Agreement dated October 19, 1992 between the Company and Rowland Schaefer (incorporated by reference to exhibit (10)(l) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1993).

      (21)        Subsidiaries of the Company.

      (24)        Consent of independent auditor.

(b)   Reports on Form 8-K.

      None.

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

April 11, 1996

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

April 11, 1996

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