Form 10-Q
period 1996-05-04
CLAIRES STORES INC
filed 1996-06-10
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended     May 4, 1996

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 1996 was 29,892,209 and 1,956,257 respectively, excluding treasury shares.

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                  INDEX

                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets at May 4, 1996 and
          February 3, 1996                                       3

     Consolidated Statements of Income for the
          Three Months Ended May 4, 1996 and April 29, 1995      4

     Consolidated Statements of Cash Flows for the
          Three Months Ended May 4, 1996 and April 29, 1995      5

     Notes to Consolidated Financial Statements                  6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-8

                         PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                      May 4,        February 3,
ASSETS                                                 1996              1996
Current Assets:
Cash and cash equivalents                          $ 64,867,000       $  59,323,000
Inventories                                          33,320,000          32,383,000
Prepaid expenses and other current assets            11,842,000          12,056,000
 Total current assets                               110,029,000         103,762,000

Property and Equipment:
   Land and building                                  8,476,000         8,347,000
   Furniture, fixtures and equipment                 66,794,000        63,957,000
   Leasehold improvements                            74,337,000        74,156,000
                                                    149,607,000       146,460,000
   Less accumulated depreciation and
    amortization                                   ( 79,965,000)     ( 77,114,000)
                                                     69,642,000        69,346,000

Other Assets                                         16,364,000        14,674,000
                                                   $196,035,000      $187,782,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                          $ 14,831,000        10,745,000
   Income taxes payable                               3,776,000         6,800,000
   Accrued expenses                                  12,099,000        11,991,000
   Dividends payable                                    982,000           985,000
Total current liabilities                            31,688,000        30,521,000

Deferred credits                                      4,606,000         4,325,000

Stockholders' equity:
   Preferred stock par value $l.00 per share;
    authorized 1,000,000 shares, issued and
    outstanding -0- shares                                    -                 -
   Class A common stock par value $.05 per
    share; authorized 20,000,000 shares,
    issued 1,957,893 and 1,915,294 shares                98,000            96,000
   Common stock par value $.05 per share;
    authorized 50,000,000 shares, issued
    29,888,698 and 29,767,814 shares                  1,494,000         1,488,000
   Additional paid-in capital                        17,154,000        16,126,000
   Foreign currency translation adjustments              20,000      (     22,000)
   Retained earnings                                141,743,000       136,016,000
                                                    160,509,000       153,704,000

   Treasury stock, at cost, (124,139 shares)       (    768,000)     (    768,000)
                                                    159,741,000       152,936,000
Commitments and contingencies                                 -                 -
                                                   $196,035,000      $187,782,000


                   CLAIRE'S STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED
                       MAY 4, 1995 AND APRIL 29, 1995
                                (Unaudited)

                                               THREE MONTHS ENDED

                                            May 4,         April 29,
                                            1996             1995

Net sales                               $92,382,000       $68,054,000
Cost of sales, occupancy and
  buying expenses                        44,605,000        33,168,000

    Gross profit                         47,777,000        34,886,000

Other expenses:
  Selling, general and
   administrative                        34,056,000        28,387,000
  Depreciation and amortization           3,828,000         3,716,000
  Interest income, net                  (   833,000)      (   504,000)
                                         37,051,000        31,599,000

    Income before income taxes           10,726,000         3,287,000
Income taxes                              4,076,000         1,249,000

    Net income                          $ 6,650,000       $ 2,038,000

    Net income per share                $       .21       $       .07

Dividends per common share              $       .03       $       .02

Dividends per class A common
share                                   $      .015       $       .01


Average number of shares of
common stock and equivalents             31,655,000        31,211,000



                   CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED
                       MAY 4, 1995 AND APRIL 29, 1995
                                (Unaudited)

                                                    THREE MONTHS ENDED

                                                  May 4,           April 29,
                                                  1996               1995

Cash flows from operating
 activities:
  Net income                                  $ 6,650,000       $ 2,038,000
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization               3,828,000         3,716,000
    Loss on retirement of property
      and equipment                               447,000           199,000
    Changes in assets and
      liabilities
    (Increase) decrease in -
      Inventories                             (   937,000)      (   878,000)
      Prepaid expenses and other
        assets                                ( 1,710,000)      ( 4,553,000)
    Increase (decrease) in -
      Trade accounts payable                    4,086,000       (   676,000)
      Income taxes payable                    ( 3,024,000)      ( 6,978,000)
      Accrued expenses                            108,000           378,000)
      Deferred credits                            281,000           111,000
      Net cash provided by (used)
        in operating activities                 9,729,000       ( 6,643,000)

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net
   cash used in investing activities          ( 4,336,000)      ( 4,351,000)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                    1,035,000           278,000
  Dividends paid                              (   926,000)      (   605,000)

     Net cash provided by (used
     in) financing activities                     109,000       (   327,000)

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                      42,000           171,000

Net Increase (decrease) in cash and
  cash equivalents                              5,544,000       (11,150,000)

Cash and cash equivalents at beginning
  of period                                    59,323,000        48,473,000

Cash and cash equivalents at end of
  period                                      $64,867,000       $37,323,000


              CLAIRE'S STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









1. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended February 3, 1996 filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended May 4, 1996 increased approximately 36% over the comparable period ended April 29, 1995. The increase for the period resulted primarily from the addition of a net 226 stores and same-store sales increases of 16%. The same-store sales increases were primarily due to the Company focusing its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 34% for the three months ended May 4, 1996 over the comparable period ended April 29, 1995. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 48.3% for the three months ended May 4, 1996 compared to 48.7% for the three months ended April 29, 1995. The decrease as a percentage of sales was primarily due to the increase in same-store sales. As same-store sales increased, rent, rent support and merchandising costs, which are fixed, decreased as a percentage of sales.

Selling, general and administrative expense (SG&A) as a percentage of sales for the three months ended May 4, 1996 was 36.9% compared to 41.7% for the comparable period ended April 29, 1995. The decrease in SG&A as a percentage of net sales was primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed expenses with the addition of 226 net stores.

Depreciation and amortization as a percentage of sales was 4% for the three months ended May 4, 1996 compared to 5% for the three months ended April 29, 1995. The decrease noted as a percentage of sales was due to the recent store acquisitions by the Company. The favorable purchase prices paid have enabled the Company to increase revenues significantly without incurring the level of depreciation and amortization expense normally associated with opening new stores.

Interest income, net of interest expense, totaled $833,000 for the three month period ended May 4, 1996 compared to $504,000 for the comparable period ended April 29, 1995. This increase was primarily due to the increase in the average cash balance to $62,913,000 during the three months ended May 4, 1996 compared to $42,700,000 during the same period ended April 29, 1995. In addition, there was no debt outstanding during the three month period ended May 4, 1996 compared to an average debt balance of $3,000,000 during the three month period ended April 29, 1995.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash increased $5,544,000 for the three months ended May 4, 1996 due to cash provided by operations of $9,729,000 and the proceeds from stock options exercised of $1,035,000, partially off-set by the acquisition of property and equipment totaling $4,336,000 and the payment of dividends of $926,000.

Inventory at May 4, 1996 was comparable to the inventory level at the end of the Company's February 3, 1996 fiscal year. The Company believes these inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 134 stores in the three months ended May 4, 1996, including 107 already existing locations acquired from other companies. In addition, the Company remodeled fifteen stores.

At May 4, 1996, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures on January 31, 1997. No borrowings were outstanding under this line of credit at any time during the three month period ended May 4, 1996. The Company believes that its cash on hand, internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its minimum required capital expenditures.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date:  June 10, 1996                    /S/Ira D. Kaplan
                                        Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

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



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date:  June 10, 1996
                                        Ira D. Kaplan
                                        Chief Financial Officer and Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)