Form 10-Q
period 1995-07-29
CLAIRES STORES INC
filed 1996-09-13
CIK 34115

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended       August 3, 1996
                                OR

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 30, 1996 was 44,864,937 and 2,928,612 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                           PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at August 3, 1996 and
          February 3, 1996                                   3

     Consolidated Statements of Income for the Three
          Months and Six Months Ended August 3, 1996
          and July 29, 1995                                  4

     Consolidated Statements of Cash Flows for the
          Six Months Ended August 3, 1996 and July 29,
          1995                                               5

     Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                    7-9

PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             10

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   August 3,         February 3,
ASSETS                                               1996               1996
Current assets:
 Cash and cash equivalents                       $ 57,234,000       $ 59,323,000
 Inventories                                       38,989,000         32,383,000
 Prepaid expenses and other current assets         16,628,000         12,056,000
      Total current assets                        112,851,000        103,762,000

Property and equipment:
 Land and building                                  8,648,000          8,347,000
 Furniture, fixtures and equipment                 70,076,000         63,957,000
 Leasehold improvements                            73,884,000         74,156,000
                                                  152,608,000        146,460,000
 Less accumulated depreciation and
  amortization                                   ( 81,914,000)      ( 77,114,000)
                                                   70,694,000         69,346,000

Other assets                                       17,287,000         14,674,000
                                                 $200,832,000       $187,782,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                          $ 14,151,000         10,745,000
 Income taxes payable                                 259,000          6,800,000
 Accrued expenses                                  13,794,000         11,991,000
 Dividends payable                                    983,000            985,000
      Total current liabilities                    29,187,000         30,521,000

Deferred credits                                    4,895,000          4,325,000

Stockholders' equity:
 Preferred stock par value $1.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                    -                  -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,930,859 and 2,872,941 shares                98,000             96,000
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  44,857,403 and 43,998,515 shares                  1,495,000          1,488,000
 Additional paid-in capital                        17,241,000         16,126,000
 Foreign currency translation adjustments        (     26,000)      (     22,000)
 Retained earnings                                148,710,000        136,016,000
                                                  167,518,000        153,704,000

 Treasury stock, at cost, 186,207 shares         (    768,000)      (    768,000)
                                                  166,750,000        152,936,000
Commitments and contingencies                               -                  -
                                                 $200,832,000       $187,782,000


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                         AUGUST 3, 1996 AND JULY 29, 1995
                                   (Unaudited)

                               Three Months Ended          Six Months Ended

                             August 3,      July 29,     August 3,     July 29,
                               1996          1995          1996         1995

Net sales                  $100,719,000  $ 77,296,000  $193,101,000 $145,350,000
Cost of sales, occupancy
 and buying expenses         48,391,000    36,949,000    92,996,000   70,117,000

   Gross profit              52,328,000    40,347,000   100,105,000   75,233,000

Other expenses:
 Selling, general and
  administrative             36,318,000    30,308,000    70,374,000   58,695,000
 Depreciation and
  amortization                3,939,000     3,767,000     7,767,000    7,483,000
 Interest income, net      (    657,000) (    421,000) (  1,490,000)                              (    925,000)
                             39,600,000    33,654,000    76,651,000   65,253,000

   Income before income
    taxes                    12,728,000     6,693,000    23,454,000    9,980,000
Income taxes                  4,837,000     2,544,000                  8,913,000                     3,793,000

   Net income              $  7,891,000  $  4,149,000  $ 14,541,000 $  6,187,000

   Net income per share    $        .17  $        .09  $        .31 $        .13

Dividends per common
 share                     $        .02  $       .013  $        .04 $       .027

Dividends per Class A
 common share              $        .01  $       .007  $        .02 $       .013


Average number of shares
 of common stock and
 equivalents                 47,593,000    46,889,000    47,531,000   46,854,000


                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                         AUGUST 3, 1996 AND JULY 29, 1995
                                   (Unaudited)

                                                        Six Months Ended

                                                   August 3,           July 29,
                                                     1996               1995

Cash flows from operating
 activities:
  Net income                                      $14,541,000        $ 6,187,000
  Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization                   7,767,000          7,483,000
    Loss on retirement of property
     and equipment                                    834,000            448,000
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                                  ( 6,606,000)       ( 3,938,000)
     Prepaid expenses and other
      assets                                      ( 6,958,000)       ( 8,819,000)
   Increase (decrease) in -
     Trade accounts payable                         3,406,000        (    88,000)
     Income taxes payable                         ( 6,541,000)       ( 7,338,000)
     Accrued expenses                               1,803,000          1,372,000
     Deferred credits                                 570,000            292,000
     Net cash provided by (used in)
     operating activities                           8,816,000        ( 4,401,000)

Cash flows from investing activities:
  Acquisition of property and
  equipment which represents net cash
    used in investing activities                  (10,175,000)       ( 7,856,000)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                        1,124,000            981,000
  Dividends paid                                  ( 1,850,000)       ( 1,210,000)

   Net cash used in financing
   activities                                     (   726,000)       (   229,000)

Effect of foreign currency exchange
  rate changes on cash and cash
 equivalents                                      (     4,000)           139,000

Net Increase (decrease) in cash and
  cash equivalents                                ( 2,089,000)       (12,347,000)

Cash and cash equivalents at beginning
  of period                                        59,323,000         48,473,000

Cash and cash equivalents at end of
  period                                          $57,234,000        $36,126,000


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

2. Due to the seasonal nature of the Company's business, the results of operations for the first six months of the year are not indicative of the results of operations on an annualized basis.

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and six months ended August 3, 1996 and July 29, 1995.
   In August 1996, the Company's Board of Directors declared a 3-for-2 stock split of its Common Stock and Class A Common Stock in the form of a 50% stock dividend distribution. The weighted average number of shares of common Stock and equivalents outstanding have been adjusted to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and six months ended August 3, 1996 increased approximately 30% and 33%, respectively, compared to the comparable periods ended July 29, 1995. The increases for the periods resulted primarily from the addition of a net 234 stores and same-store sales increases of 9% and 12% in the three and six month periods ended August 3, 1996, respectively. The same-store sales increases were primarily due to the Company refocusing its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 31% and 33%, respectively, for the three and six months ended August 3, 1996 over the comparable periods ended July 29, 1995. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 48% for the three months ended August 3, 1996 compared to 47.8% for the three months ended July 29, 1995. The increase as a percentage of sales was due to acquisitions made during the six month period ending August 3, 1996. These acquisitions included 95 stores in the United States which operate under the trade names "The Icing", "Claire's Etc." and "Accessory Place" and 52 stores in the United Kingdom which operate under the trade name "Bow Bangles". The merchandise offered for sale by the stores operating in the United States includes approximately 25% apparel compared to the typical merchandise mix of an historical company owned store which does not offer apparel for sale. Apparel is maintained in inventory at a lower initial markup and therefore typically realizes a lower gross margin. Also, the cost of rent and common area maintenance is higher in these stores. In addition, rent paid for our stores acquired in the United Kingdom is typically higher than rent paid per square foot in the United States. Based on the due diligence performed at the time of the acquisition this is representative of the market in the United Kingdom compared to the market in the United States. The cost of merchandise has also been higher in stores operating in the United Kingdom during the period.
This was due to the fact that at the time of acquisition, these stores were extremely low on inventory. Management made the decision to purchase merchandise locally which incurred a higher cost compared to purchasing directly from vendors overseas. However, the merchandise was available immediately for shipment compared to 60 days for purchases overseas. The merchandise orders that were made from vendors overseas were brought into the United Kingdom by air freight, greatly increasing the cost of the merchandise. The increase in cost of sales would have been more acute except for the same-store sales increase during the period which partially offset the effect of the lower margins realized in the acquired stores. For the six months ended
August 3, 1996 and July 29, 1995, cost of sales, occupancy and buying expenses as a percentage of sales remained comparable, as the same-store sales increases for this period were enough to offset the increases discussed above.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and six months ended August 3, 1996 were 36.1% and 36.4%, respectively, compared to 39.2% and 40.4%, respectively, for the comparable periods ended July 29, 1995. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 234 net stores.

Depreciation and amortization as a percentage of sales was approximately 4% for the three and six months ended August 3, 1996, which was lower than the 5% realized during the three and six months ended July 29, 1995. The decrease was as expected given the same-store sales increases realized during these periods.

Due to the increase in cash levels and the reduction of long-term debt, interest income, net of interest expense, totaled $657,000 and $1,490,000 for the three and six month periods ended August 3, 1996, respectively, compared to interest income, net of interest expense, of $421,000 and $925,000 for the three and six month periods ended July 29, 1995, respectively. The Company carried no debt balance during the three and six months ended August 3, 1996 compared to an average debt balance of $3,000,000 during the three and six months ended July 29, 1995. Invested cash during the three and six months ended August 3, 1996 averaged approximately $61,192,000 and $61,650,000, respectively. During the three and six months ended July 29, 1995, invested cash averaged approximately $36,649,000 and $39,997,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.



Liquidity and Capital Resources

Net cash decreased $2,089,000 for the six months ended August 3, 1996 due to net cash used in the acquisition of property and equipment totaling $10,175,000 and the payment of dividends of $1,850,000. These cash expenditures were offset by net cash provided by operating activities of 8,816,000 and the proceeds from stock options exercised totalling $1,124,000.

Inventory at August 3, 1996 increased 20% compared to the inventory balance at the end of the Company's February 3, 1996 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the back-to-school selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 47 stores in the six months ended August 3, 1996 and remodeled 37 stores. In addition, the Company opened 147 stores which were related to various acquisitions during the period.

At August 3, 1996, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1997. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.

                             PART II


Item 4.    Submission of Matters to a Vote of Security Holders

     On June 5, 1996, the annual meeting of stockholders of the Company was held at which the following directors were elected to the Board of Directors for a one-year term: Rowland Schaefer (40,542,668 votes for, 153,176 votes withheld), Sylvia Schaefer (40,536,531 votes for, 158,818 votes withheld), Bruce G. Miller (40,549,656 votes for, 142,783 votes withheld), Joel J. Silver (40,542,658 votes for, 148,483 votes withheld), Harold E. Berritt (40,542,866 votes for, 152,605 votes withheld), Fred D. Hirt (40,548,461 votes for, 143,513 votes withheld) and Marla L. Schaefer (40,542,723 votes for, 152,243 votes withheld).

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: September 13, 1996                 /s/Ira D. Kaplan
                                        Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

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


                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: September 13, 1996                Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)