Form 10-Q
period 1996-11-02
CLAIRES STORES INC
filed 1996-12-09
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended         November 2, 1996

                                OR

   (   )Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the transition period from       to

Commission file numbe             1-8899

                           CLAIRE'S STORES, INC.
           (Exact name of registrant as specified in its charter)

   Delaware                                 59-0940416
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

3 S.W. 129th Avenue         Pembroke Pines, Florida        33027
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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 1996 was 44,918,460 and 2,899,798 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                           PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at November 2, 1996 and
          February 3, 1996.                                  3

     Consolidated Statements of Income for the Three
          Months and Nine Months Ended November 2, 1996
          and October 28, 1995.                              4

     Consolidated Statements of Cash Flows for the
          Nine Months Ended November 2, 1996 and
          October 28, 1995.                                  5

     Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                    7-9

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                  November 2,        February 3,
ASSETS                                               1996               1996
Current assets:
 Cash and cash equivalents                       $ 55,419,000       $ 59,323,000
 Inventories                                       48,083,000         32,383,000
 Prepaid expenses and other current assets         17,057,000         12,056,000
      Total current assets                        120,559,000        103,762,000

Property and equipment:
 Land and building                                  8,663,000          8,347,000
 Furniture, fixtures and equipment                 73,491,000         63,957,000
 Leasehold improvements                            72,289,000         74,156,000
                                                  154,443,000        146,460,000
 Less accumulated depreciation and
  amortization                                   ( 82,778,000)      ( 77,114,000)
                                                   71,665,000         69,346,000

Other assets                                       17,744,000         14,674,000
                                                 $209,968,000       $187,782,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                          $ 15,046,000       $ 10,745,000
 Income taxes payable                                 467,000          6,800,000
 Accrued expenses                                  14,038,000         11,991,000
 Dividends payable                                  1,445,000            985,000
      Total current liabilities                    30,996,000         30,521,000

Deferred credits                                    5,734,000          4,325,000
Stockholders' equity:
 Preferred stock par value $1.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                    -                  -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,900,834 and 2,872,941 shares               145,000             96,000
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  44,892,673 and 44,651,721 shares                  2,245,000          1,488,000
 Additional paid-in capital                        17,256,000         16,126,000
 Foreign currency translation adjustments             154,000       (     22,000)
 Retained earnings                                154,092,000        136,016,000
                                                  173,892,000        153,704,000
  Treasury stock, at cost, 158,644 and
   186,207 shares                                (    654,000)      (    768,000)
                                                  173,238,000        152,936,000
Commitments and contingencies                               -                  -
                                                 $209,968,000       $187,782,000



                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                      NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                   (Unaudited)
                                Three Months Ended    Nine Months Ended

                            November 2,   October 28,  November 2,  October 28,
                               1996          1995         1996          1995

Net sales                  $102,645,000  $ 79,842,000 $295,746,000  $225,192,000
Cost of sales, occupancy
 and buying expenses         50,326,000    37,974,000  143,322,000   108,091,000

   Gross profit              52,319,000    41,868,000  152,424,000   117,101,000

Other expenses:
 Selling, general and
  administrative             36,709,000    30,582,000  107,083,000    89,277,000
 Depreciation and
  amortization                4,041,000     3,649,000   11,808,000    11,132,000
 Interest income, net      (    656,000) (    454,000)(  2,146,000) (  1,379,000)
                             40,094,000    33,777,000  116,745,000    99,030,000

   Income before income
    taxes                    12,225,000     8,091,000   35,679,000    18,071,000
Income taxes                  4,647,000     3,075,000   13,559,000     6,868,000

   Net income              $  7,578,000  $  5,016,000 $ 22,120,000  $ 11,203,000

   Net income per share    $        .16  $        .11 $        .46  $        .24

Dividends per common
 share                     $        .03  $       .013 $        .07  $        .04

Dividends per Class A
 common share              $       .015  $       .007 $       .035  $        .02


Average number of shares
 of common stock and
 equivalents                 47,613,000    47,144,000   47,557,000    46,951,000



                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                      NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                   (Unaudited)

                                                       Nine Months Ended

                                                  November 2,    October 28,
                                                     1996           1995

Cash flows from operating
 activities:
  Net income                                      $22,120,000    $11,203,000
  Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization                  11,808,000     11,132,000
    Loss on retirement of property
     and equipment                                  1,371,000        693,000
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                                  (15,700,000)   (11,847,000)
     Prepaid expenses and other
      assets                                      ( 8,382,000)   ( 9,187,000)
   Increase (decrease) in -
     Trade accounts payable                         4,301,000      2,277,000
     Income taxes payable                         ( 6,333,000)   ( 6,424,000)
     Accrued expenses                               2,047,000      2,196,000
     Deferred credits                               1,409,000        532,000

Net cash provided by operating activities          12,641,000        575,000

Cash flows from investing activities:
  Acquisition of property and
  equipment which represents net cash
    used in investing activities                  (15,187,000)   (11,507,000)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                        1,253,000      1,875,000
  Dividends paid                                  ( 2,787,000)   ( 1,818,000)

   Net cash (used in) provided by
   financing activities                           ( 1,534,000)        57,000

Effect of foreign currency exchange
  rate changes on cash and cash
 equivalents                                          176,000        157,000

Net decrease in cash and cash equivalents         ( 3,904,000)   (10,718,000)

Cash and cash equivalents at beginning
  of period                                        59,323,000     48,473,000

Cash and cash equivalents at end of
  period                                          $55,419,000    $37,755,000


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

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and nine months ended November 2, 1996 and October 28, 1995. In August 1996, the Company's Board of Directors declared a 3-for-2 stock split of its Common Stock and Class
   A Common Stock in the form of a 50% stock dividend distribution. The weighted average number of shares of common Stock and equivalents outstanding have been adjusted to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and nine months ended November 2, 1996 increased approximately 29% and 31%, respectively, compared to the comparable periods ended October 28, 1995. The increases for the periods resulted primarily from the addition of a net 221 stores and same-store sales increases of 10% and 11% in the three and nine month periods ended November 2, 1996, respectively. The same-store sales increases were primarily due to the Company refocusing its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 33% for the three and nine months ended November 2, 1996 over the comparable periods ended October 28, 1995. Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 49% for the three months ended November 2, 1996 compared to 47.6% for the three months ended October 28, 1995. The increase as a percentage of sales was due to a third quarter sales promotion and acquisitions made during the first half of the Fiscal year ending February 1, 1997.
During the third quarter of Fiscal 1997, the Company instituted a sales promotion allowing the customer to purchase a miniature radio for $2.99 with the purchase of regular merchandise of $9.99 or more. Sales of the miniature radio were less than expected. The Company decided to reduce the price of the miniature radio to $1.99. This price reduction eliminated the margin the Company realized at the previous price of $2.99. The result was to reduce gross margin by approximately 80 basis points. The remaining gross margin decline is attributable to store acquisitions discussed below. These acquisitions included 95 stores in the United States which operate under the trade names "The Icing", "Claire's Etc." and "Accessory Place" and 52 stores in the United Kingdom which operate under the trade name "Bow Bangles". The merchandise offered for sale by the stores operating in the United States includes approximately 25% apparel compared to the typical merchandise mix of an historical company-owned store that does not offer apparel for sale. Apparel is maintained in inventory at a lower initial markup and therefore typically realizes a lower gross margin. Also, the costs of rent and common area maintenance are higher in these stores. In addition, rent paid for our stores acquired in the United Kingdom is typically higher than rent paid per square foot in the United States. Cost of merchandise has also been higher in stores operating in the United Kingdom during the period. This was due to the fact that at the time of acquisition, these stores were extremely low on inventory. Management decided to purchase merchandise locally which incurred a higher cost compared to purchasing directly from vendors overseas. However, the merchandise was available immediately for shipment compared to 60 days for purchases overseas. The merchandise orders that were made from vendors overseas were brought into the United
Kingdom by air freight, greatly increasing the cost of the merchandise. The increase in cost of sales would have been more acute except for the same-store sales increase during the period which partially offset the effect of the lower margins realized in the acquired stores. For the nine months ended November 2, 1996 cost of sales, occupancy and buying expenses as a percentage of sales increased to 48.5% compared to 48.0% for the comparable period ended October 28, 1995. The reasons for the increase are as discussed above.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and nine months ended November 2, 1996 were 35.8% and 36.2%, respectively, compared to 38.3% and 39.6%, respectively, for the comparable periods ended October 28, 1995. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 221 net stores.

Depreciation and amortization as a percentage of sales was approximately 4% for the three and nine months ended November 2, 1996, which was lower than the 4.6% and 5.0% realized during the three and nine months ended October 28, 1995, respectively. The decrease was as expected given the same-store sales increases realized during these periods.

Due to the increase in cash levels and the reduction of long-term debt, interest income, net of interest expense, totaled $656,000 and $2,146,000 for the three and nine month periods ended November 2, 1996, respectively, compared to interest income, net of interest expense, of $454,000 and $1,379,000 for the three and nine month periods ended October 28, 1995, respectively. The Company carried no debt balance during the three and nine months ended November 2, 1996 compared to an average debt balance of $3,000,000 during the three and nine months ended October 28, 1995. Invested cash during the three and nine months ended November 2, 1996 averaged approximately $60,535,000 and $60,994,000, respectively. During the three and nine months ended October 28, 1995, invested cash averaged approximately $39,543,000 and $40,203,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $3,904,000 for the nine months ended November 2, 1996 due to net cash used in the acquisition of property and equipment totaling $15,187,000 and the payment of dividends of $2,787,000. These cash expenditures were offset by net cash provided by operating activities of 12,641,000 and the proceeds from stock options exercised totalling $1,253,000.

Inventory at November 2, 1996 increased 48% compared to the inventory balance at the end of the Company's February 3, 1996 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the Christmas selling season.
The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 101 stores in the nine months ended November 2, 1996 and remodeled 60 stores. In addition, the Company opened 147 stores which were related to various acquisitions during the period.

At November 2, 1996, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1997. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 9, 1996                   /s/ Ira D. Kaplan
                                         Ira D. Kaplan
                                         Chief Financial Officer and
                                         Treasurer

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


                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 9, 1996                  Ira D. Kaplan
                                        Chief Financial Officer and
                                        Treasurer

                                        (Mr. Kaplan is the Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)