Form 10-K
period 1997-02-01
CLAIRES STORES INC
filed 1997-04-16
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended February 1, 1997
                                OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to
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

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At March 31, 1997, the aggregate market value of the 40,668,867 shares of voting stock held by non-affiliates of the registrant was $681,203,522.

  At March 31, 1997, there were outstanding 45,243,047 shares of registrant's Common Stock, $.05 par value, and 2,918,583 shares of the registrant's Class A Common Stock, $.05 par value, including Treasury Shares.

               DOCUMENTS INCORPORATED BY REFERENCE


  The Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                  PART I
Item 1. Business

General

Claire's Stores, Inc. (the "Company"), operating through its wholly-owned subsidiaries, Claire's Boutiques, Inc. ("Claire's"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC") and Claire's Accessories UK Ltd. ("CUK") and its 50%-owned subsidiary Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced women's fashion accessories. As of March 31, 1997, the Company operated a total of 1,555 such stores in 49 states, Canada, the Caribbean, the United Kingdom and Japan. These include 1,306 "Claire's Boutiques" or "Claire's Accessories" stores, 67 "Topkapi" stores, 64 "The Icing" stores, 21 "Claire's Etc." stores, 22 "Accessory Place" stores, 58 "Bow Bangles" stores, 14 "Dara Michelle" stores and three "L'ccessory" stores (collectively the "Fashion Accessory Stores").

The Fashion Accessory Stores specialize in selling popular-priced women's fashion accessories designed to appeal to females from ages 13 to 40. Merchandise in the Fashion Accessory Stores ranges in price between $2 and $20, with the average product priced at about $4. The stores average 946 square feet and are primarily located in enclosed shopping malls.
The Company's Topkapi, The Icing, Accessory Place, Bow Bangles, Dara Michelle and L'ccessory stores are similar in size and format to the Claire's Boutiques and Claire's Accessories stores and give the Company the ability to have multiple store locations in malls that currently have a successful Claire's Boutiques or Claire's Accessories store. Although the Company's stores are operated under several different trademarks, the Company considers that its registered trademark "Claire's" is the only one of material significance to its business. Although the Company faces competition from a number of small specialty store chains and others selling fashion accessories, in addition to one chain of approximately
800 stores, the Company believes that its Fashion Accessory Stores comprise the largest and most successful chain of specialty retail stores in the World devoted to the sale of popular-priced women's fashion accessories.

Costume jewelry, including hair ornaments, pierced earrings and fees for piercing ears, accounts for a majority of sales. The balance consists of other fashion accessories, totebags, apparel and trend gifts. The following table compares sales of each category of merchandise sold by the Company for the last three fiscal years:

                                      Fiscal Year Ended
                            Feb. 1,         Feb. 3,        Jan. 28,
                              1997           1996            1995
                                        (In thousands)
   Costume jewelry          $243,156        $244,876        $196,057
   Other fashion accessories 177,969          87,507          94,277
   Totebags                   13,198           9,087           6,982
   Apparel                     4,613               -               -
   Trend gifts                 1,248           3,411           4,119

                            $440,184        $344,881        $301,435


Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of the fiscal year ended February 1, 1997 ("Fiscal 1997") were 21%, 23%, 23% and 33% in the first, second, third and fourth quarters, respectively.

At March 31, 1997, the Company had approximately 8,500 employees, 52% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion Accessory Stores

The Fashion Accessory Stores, averaging approximately 946 square feet, are located primarily in enclosed shopping malls. Each store uses Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

The stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Virtually all sales are made in cash, although the stores also accept credit cards. The Company permits, with restrictions on certain items, returns for exchange or refund.

The Company purchases its merchandise from approximately 300 suppliers. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly, and most of the totebags are purchased from importers. All merchandise is shipped from the suppliers to the Company's distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, or the distribution facility in Birmingham, England. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 148 District Managers, each of whom oversees approximately ten stores in his or her respective geographic area and reports to one of 14 Regional Managers. Each Regional Manager reports to one of five Territorial Vice Presidents, who in turn report to the Senior Vice President of store operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization.

In Fiscal 1997, the Company continued to expand its international operations.
In addition to the operation of the 55 Bow Bangles stores in the United Kingdom, 18 stores were opened in Canada in Fiscal 1997. The Company now operates 90 stores in Canada. The Company plans to open an additional 15 to 20 stores in Canada in the fiscal year ending January 31, 1998 ("Fiscal 1998"). Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened a net 26 stores in Fiscal 1997, bringing the total number of stores operating in Japan to 40. Current plans call for opening approximately 30 additional stores in Japan in Fiscal 1998.
Net sales and identifiable assets outside the United States represented less than 10% of consolidated net sales or identifiable assets in Fiscal 1997.


Item 2. Properties

The Company's 1,555 stores operating as of March 31, 1997 are located in 49 states, Canada, the United Kingdom, the Caribbean and Japan. The Company leases all of its stores, generally for terms of seven to ten years (up to 25 years in the United Kingdom). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of the Company's stores are located in enclosed shopping malls, while some stores are located within central business districts and others are located in "open-air" outlet malls. The Company actively seeks locations that meet its criteria and opens new stores when opportunities are found within its budget for expansion. Criteria include geographic location and demographic aspects of communities surrounding the mall, acceptable anchor tenants, suitable location within a mall, appropriate space availability and proposed rental rates. In choosing new locations, the Company generally attempts to cluster stores geographically, thus affording economies of scale in supervision. The Company believes that sufficient desirable locations are available to accommodate its expansion plans. The Company refurbishes its existing stores on a regular basis.

The Company has closed 78 stores in the last three fiscal years, primarily because of a lack of profit potential or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three years, no individual store accounted for more than one percent of total sales.

The Company opened 246 stores during Fiscal 1997 and has opened, as of March 31, 1997, 14 stores in the first two months of Fiscal 1998. The Company plans to continue opening Fashion Accessory Stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $95,000 per store.

The offices of Claire's and the distribution center for the Company's stores in North America and Japan are located in Hoffman Estates, Illinois. The facility is located on 24.8 acres and consists of 247,000 total square feet with 201,000 square feet devoted to receiving and distribution and 46,000 square feet for office space. Unused acreage at this site will allow Claire's to expand its facility in the future by an additional 100,000 square feet.

The Company has a distribution facility in Birmingham, England which services those stores located in the United Kingdom. This facility is leased and consists of 10,000 square feet of office and distribution space.

In August 1990, Claire's entered into a lease which expires on July 31, 2001 for 40,000 square feet of office space in Wood Dale, Illinois. Under the terms of the lease, Claire's is required to pay taxes, utilities, insurance costs and maintenance costs. Due to a downsizing of the corporate staff, it was decided that the additional space would not be needed, and therefore the space has been subleased to unrelated third parties. The subleases' terms run parallel to the original lease.

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $494,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The lease expires on July 31, 2000 and may be extended, at the option of the Company, for an additional five-year term.

The Company also owns 10,000 square feet of office/warehouse space in Miami, Florida. The property is being utilized as a storage facility for the Company. The Company also leases executive office space in New York City under a lease which expires on October 31, 1998, and is the beneficial owner of a cooperative apartment in New York City.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1997.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has two classes of common stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock (as adjusted to give effect to the three-for-two stock splits effective February 21, 1996 and August 29, 1996).At March 31, 1997, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 1,980 and 850, respectively.

                             Closing Prices      Dividends      Dividends
                                  of                on         on Class A
                              Common Stock      Common Stock   Common Stock
Year Ended February 1, 1997  High       Low
First Quarter               $14.83    $ 8.50       $.02           $.01
Second Quarter               20.08     14.08        .02            .01
Third Quarter                26.63     16.63        .03            .015
Fourth Quarter               18.50     11.25        .03            .015


Year Ended February 3, 1996
First Quarter               $ 6.45    $ 5.39       $.013          $.007
Second Quarter                8.89      6.11        .013           .007
Third Quarter                10.22      8.45        .013           .007
Fourth Quarter                9.78      7.45        .013           .007


In 1985, the Board of Directors instituted a quarterly dividend on the Common Stock of $.011 per share. In February 1994, the Board of Directors increased the quarterly dividend to $.013 per share and in July 1994 declared a quarterly dividend of $.007 per share on the Class A Common Stock. In January 1996, the Board of Directors increased the quarterly dividend to $.02 per share on the Common Stock and $.01 per share on the Class A Common Stock. The Board of Directors again increased the quarterly dividend to $.03 per share on the Common Stock and $.015 per share on the Class A Common Stock in October 1996. The Board expects to continue this policy; however, there is no assurance that dividends will continue to be paid since they are dependent upon earnings, the financial condition of the Company and other factors.

Item 6. Selected Financial Data

                                            Fiscal Year Ended
                            Feb. 1     Feb. 3     Jan. 28    Jan. 29  Jan. 30
                             1997      1996(1)     1995       1994      1993
                                  (In thousands except per share amounts)

Operating Statement Data:
Net sales                  $440,184   $344,881   $301,435   $281,693  $247,987
Net income                 $ 45,130   $ 30,915   $ 23,855   $ 23,634  $ 14,551

Income Per Share(2):
Net income                 $    .95   $    .66   $    .51   $    .51  $    .31

Cash dividends per
  share (2):
Common stock               $    .10   $   .053   $   .053   $   .047  $   .047

Class A Common stock       $    .05   $   .027   $    .02   $      -  $      -


Balance Sheet Data:
Current assets             $150,983   $103,762   $ 78,670   $ 69,253  $ 64,038
Current liabilities          42,866     30,521     29,963     27,092    40,785
Working capital             108,117     73,241     48,707     42,161    23,253
Total assets                242,851    187,782    158,578    135,219   128,878
Long-term obligations         5,473      4,325      6,464      8,212    11,254
Stockholders' equity        194,512    152,936    122,151     99,915    76,839


(1)   Consists of 53 weeks.
(2) Adjusted to give effect to the three-for-two Stock splits effective February 21, 1996 and August 29, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the
Company:

                                               Fiscal Year Ended

                                    February 1,   February 3,    January 28,
                                       1997          1996           1995

Net sales                             100.0%        100.0%        100.0%
Cost of sales, occupancy and
 buying expenses                       47.3          45.8          46.1
   Gross profit                        52.7          54.2          53.9

Other expenses:
 Selling, general and administrative   33.4          36.1          36.8
 Depreciation and amortization          3.6           4.3           4.6
 Interest (income), net                (0.7)         (0.6)         (0.3)
                                       36.3          39.8          41.1

   Income before income taxes          16.4          14.4          12.8

Income taxes                            6.1           5.4           4.9

   Net income                          10.3%          9.0%          7.9%


Results of Operations

From the fiscal year ended January 28, 1995("Fiscal 1995") to February 1, 1997 ("Fiscal 1997"), the Company's net sales increased at a compounded annual rate of 21%. Net income increased from $23,855,000 in Fiscal 1995 to $45,130,000 in Fiscal 1997. The
operating results of Claire's Nippon Co., Ltd. are not part of the consolidated group of Claire's Stores, Inc. and therefore not included in the following analysis.

Fiscal 1997 Compared to Fiscal 1996

Net sales increased by $95,303,000, or 28%, to $440,184,000 in
Fiscal 1997 compared to $344,881,000 for the year ended February 3, 1996 ("Fiscal 1996"). The increase for the period resulted primarily from the addition of a net 212 stores and same-store sales increases of 10%. The same-store sales increases were primarily due to the Company continuing to focus its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased by $50,159,000, or 32%, to $208,016,000 in Fiscal 1997 compared to
$157,857,000 in Fiscal 1996. Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 47% for Fiscal 1997 compared to 46% for Fiscal 1996. The increase as a percentage of sales was due to a shift in merchandise sold and acquisitions made during the first half of Fiscal 1997. During
Fiscal 1997, the Company reacted to changes in customer demand for its product. These changes included a shift in merchandise focus to accessories, which carries a lower gross margin, from jewelry.
In Fiscal 1997, accessories were approximately 40% of total sales compared to 25% in Fiscal 1996. The remaining gross margin decline is attributable to store acquisitions. These acquisitions included
95 stores in the United States which operate under the trade names
"The Icing", "Claire's Etc." and "Accessory Place" and 55 stores in the United Kingdom which operate under the trade name "Bow Bangles".
The merchandise offered for sale by certain of the stores operating in the United States includes approximately 25% apparel compared to the typical merchandise mix of an historical company-owned store that does not offer apparel for sale. Apparel is maintained in inventory at a lower initial markup and therefore typically realizes a lower gross margin. Also, the costs of rent and common area maintenance are higher in these stores. In addition, rent paid for our stores acquired in the United Kingdom is typically higher than rent paid per square foot in the United States. Cost of merchandise has also been higher in stores operating in the United Kingdom during the period. This was due to the fact that at the time of acquisition, these stores were extremely low on inventory. Management decided to initially purchase merchandise locally which incurred a higher cost compared to purchasing directly from vendors overseas. However, the merchandise was available immediately for shipment compared to 60 days for purchases overseas. The merchandise orders that were made from vendors overseas were brought into the United Kingdom by air freight, greatly increasing the cost of merchandise. The increase in cost of sales would have been more acute except for the same-store sales increase during the period which partially offset the effect of the lower margins realized in the acquired stores.

Selling, general and administrative ("SG&A") expenses increased by $22,626,000, or 18%, to $147,087,000 in Fiscal 1997 from the Fiscal
1996 level of $124,461,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately
33% in Fiscal 1997 compared to 36% in Fiscal 1996. The decrease in
SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 212 net stores.

Depreciation and amortization increased by $790,000, or 5%, to $15,759,000 in Fiscal 1997 from the Fiscal 1996 level of $14,969,000. The increase was primarily due to the investment in 246 new stores, and the remodeling of approximately 100 stores. In addition, the Company continued to invest in management information systems. This included a new computerized "Pick-To-Light" inventory distribution system, merchandising software development which enhances our ability to focus on our customers' needs via micromarketing, development of an internet web-site and upgrading the Company's AS/400 central computers.

Due to the increase in cash levels and the absence of long-term debt, interest income exceeded interest expense in Fiscal 1997. As a percentage of sales, interest income, net of interest expense, was .7% for Fiscal 1997 compared to .6% in Fiscal 1996. The
Company had no debt in Fiscal 1997 compared to $3,000,000 in Fiscal
1996.  The cash balance during Fiscal 1997 averaged approximately
$67,000,000 compared to  approximately $44,400,000 in Fiscal 1996.
The weighted average interest rate paid by the Company during Fiscal 1996 was 8.9%. This rate was directly related to the bank's prime rate.

Income taxes increased by $8,459,000 to $27,153,000 in Fiscal 1997 compared to $18,694,000 in Fiscal 1996. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.

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



Liquidity and Capital Resources

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $93,400,000 at the end of Fiscal 1997.

Net cash provided by operating activities amounted to $58,323,000 in Fiscal 1997 compared to $28,749,000 in Fiscal 1996 and $37,030,000 in Fiscal 1995. The Company's current ratio (current assets over current liabilities) was 3.52:1.0 for Fiscal 1997 and 3.40:1.0 for Fiscal 1996.

At the end of Fiscal 1997, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This facility matures on July
31, 1999.

At the end of Fiscal 1997, the Company increased its investment in inventory to $43,149,000 or 33% from the previous year end balance of $32,383,000. During this period inventory turnover remained relatively constant at 3.0x compared to 3.1x for the previous fiscal year ended February 3, 1996. The increase in inventories is due to an earlier Easter selling season in Fiscal 1998 compared to Fiscal 1997. This required the Company to ship inventories from its suppliers earlier. In addition, the Company had approximately
212 additional stores at the end of Fiscal 1997 compared to Fiscal
1996. Management believes inventories are appropriate given the increase in the number of stores and the level of sales currently being achieved.

During Fiscal 1997, the Company continued to expand and remodel its store base. Significant capital projects included the opening of 246 new stores and remodeling approximately 100 stores. In addition, the Company paid approximately $1,825,000 to improve its new distribution center in Hoffman Estates, Illinois. Funds expended for capital improvements in Fiscal 1997 totaled
$20,558,000 compared to $15,083,000 in Fiscal 1996 and $24,762,000 in Fiscal 1995. In the year ending January 31, 1998, capital expenditures are expected to be approximately $21,000,000 as the Company continues to invest in its store base and technology.

Other assets increased 31% to $19,187,000 at February 1, 1997 from the February 3, 1996 balance of $14,674,000. The increase is primarily attributable to the acquisition of certain assets of the Icing, Inc., Accessory Place, Inc. and Bow Bangles, PLC during the fiscal year. The Company has accounted for these acquisitions in other assets due to the nature of the assets purchased.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit line. The Company foresees no difficulty in maintaining its present financial condition and liquidity and the ability to finance its capital expenditure plans and other foreseeable future needs.



Item 8. Financial Statements and Supplementary Data    Page No.

Independent Auditors' Report                              13

Consolidated Balance Sheets as of February 1, 1997 and
   February 3, 1996                                       14

Consolidated Statements of Income for
   the three fiscal years ended February 1, 1997          15

Consolidated Statements of Changes in Stockholders' Equity
   for the three fiscal years ended February 1, 1997      16

Consolidated Statements of Cash Flows  for
   the three fiscal years ended February 1, 1997          17

Notes to Consolidated Financial Statements                18-24

Selected Quarterly Financial Data (Unaudited)             25






                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of February 1, 1997 and
February 3, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of February
1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the years in the three year period ended February 1, 1997 in conformity with generally accepted accounting principles.



/S/KPMG PEAT MARWICK LLP
Fort Lauderdale, Florida
March 31, 1997






                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                              Feb. 1,     Feb. 3,
                                               1997         1996
ASSETS                                           (In thousands)
Current assets:
 Cash and cash equivalents                   $ 93,400     $ 59,323
 Inventories                                   43,149       32,383
 Prepaid expenses and other current
  assets                                       14,434       12,056
      Total current assets                    150,983      103,762
Property and equipment:
 Land and building                              8,714        8,347
 Furniture, fixtures and equipment             76,634       63,957
 Leasehold improvements                        71,993       74,156
                                              157,341      146,460
 Less accumulated depreciation
  and amortization                            (84,660)     (77,114)
                                               72,681       69,346

Other assets                                   19,187       14,674
                                             $242,851     $187,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                      $ 16,892     $ 10,745
 Income taxes payable                           9,831        6,800
 Accrued expenses                              14,693       11,991
 Dividends payable                              1,450          985
      Total current liabilities                42,866       30,521

Deferred credits                                5,473        4,325

Stockholders' equity:
 Preferred stock, par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding 0 shares                   -            -
 Class A common stock, par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,921,068 shares and
  2,943,068 shares                                146           96
 Common stock, par value $.05 per
  share; authorized 50,000,000 shares,
  issued 45,219,186 shares and 44,580,771
  shares                                        2,261        1,488
 Additional paid-in capital                    16,786       16,126
 Foreign currency translation adjustment           61          (22)
 Retained earnings                            175,710      136,016
                                              194,964      153,704

 Treasury stock, at cost (109,882 and            (452)        (768)
  186,209 shares)                             194,512      152,936

Commitments and contingencies
                                             $242,851     $187,782

See accompanying notes to consolidated financial statements.

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                             Fiscal Year Ended
                                      Feb. 1,      Feb. 3,     Jan. 28,
                                       1997         1996         1995
                                  (In thousands except per share amounts)

Net sales                           $  440,184   $  344,881   $  301,435
Cost of sales, occupancy and
 buying expenses                       208,016      157,857      139,092

   Gross profit                        232,168      187,024      162,343

Other expenses:
 Selling, general and
  administrative                       147,087      124,461      110,887
 Depreciation and amortization          15,759       14,969       13,882
 Interest (income), net                 (2,961)      (2,015)        (901)
                                       159,885      137,415      123,868

   Income before income taxes           72,283       49,609       38,475

Income taxes                            27,153       18,694       14,620

   Net income                       $   45,130   $   30,915   $   23,855

   Net income per share             $      .95   $      .66   $      .51


See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Foreign
                 Class A      Additional  Currency
                 Common Common  Paid-In  Translation  Retained Treasury
                  Stock  Stock  Capital  Adjustment    Earnings Stock    Total
                                  (In thousands)
Balance,
 January 29, 1994$  67 $  972 $ 12,261    $    -     $ 86,921 $ (306) $ 99,915
Net income           -      -        -         -       23,855      -    23,855
Class A Common
   Stock converted
   to Common Stock  (1)     1        -         -            -      -         -
Stock options
   exercised         -      4      832         -            -      -       836
Cash dividends
   ($.053 per
   Common share and
   $.02 per Class
   A Common share)   -      -        -         -       (2,404)     -    (2,404)
Foreign currency
   translation
   adjustment        -      -        -      (115)           -       -     (115)
Purchase of Treasury
   Stock             -      -        -         -            -     (811)   (811)
Issuance of Treasury
   Stock             -      -      (68)        -            -      349     281
Conversion of
   Debentures        -      1      166         -            -        -     167
Tax benefit from
   exercised stock
   options           -      -      427         -            -        -     427
Balance,
 January 28, 1995   66    978   13,618      (115)     108,372     (768) 122,151
Net income           -      -        -         -       30,915        -   30,915
Class A Common
   Stock converted
   to Common Stock  (2)     2        -         -            -        -        -
Stock options
   exercised         -     12    2,508         -            -        -    2,520
Cash dividends
   ($.053 per
   Common share
   and $.027 per
   Class A Common
   share)            -      -        -         -       (2,743)       -   (2,743)
Three-for-two stock
   split            32    496        -         -         (528)       -        -
Foreign currency
   translation
   adjustment        -      -        -        93            -        -       93
Balance,
 February 3, 1996   96  1,488   16,126       (22)     136,016     (768) 152,936
Net income           -      -        -         -       45,130        -   45,130
Class A Common
   Stock converted
   to Common Stock   1     (1)       -         -            -        -        -
Stock options
   exercised         -     26       60         -            -    4,558    4,644
Purchase of Treasury
   Stock             -      -        -         -            -   (4,242)  (4,242)
Cash dividends
   ($.10 per
   Common share
   and $.05 per
   Class A Common
   share)            -      -        -         -       (4,639)       -   (4,639)
Three-for-two stock
   split            49    748        -         -         (797)       -        -
Tax benefit from
   exercised stock
   options           -      -      600         -            -        -      600
Foreign currency
   translation
   adjustment        -      -        -        83            -        -       83
Balance,
 February 1, 1997$ 146 $2,261 $  16,786    $  61     $175,710   $(452) $194,512

See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Fiscal Year Ended
                                         Feb. 1,      Feb. 3,     Jan. 28,
                                          1997         1996         1995
                                                   (In thousands)

Cash flows from operating activities:
 Net income                             $  45,130    $  30,915    $  23,855
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and amortization             15,759       14,969       13,882
 Deferred income taxes                       (500)      (1,526)      (1,914)
 Loss on retirement of property and
   equipment                                1,935        1,046        1,463
 Change in assets and liabilities:
 (Increase) in -
   Inventories                            (10,766)      (8,053)      (1,636)
   Prepaid expenses and other assets       (6,863)      (9,708)      (2,622)
 Increase (decrease) in -
   Trade accounts payable                   6,147         (960)       2,041
   Income taxes payable                     3,631         (700)         150
   Accrued expenses                         2,702        1,905          559
   Deferred credits                         1,148          861        1,252

 Net cash provided by operating
   activities                              58,323       28,749       37,030

Cash flows from investing activities:
 Acquisition of property and
   equipment which represents net
   cash used in investing activities      (20,558)     (15,083)     (24,762)

Cash flows from financing activities:
 Principal payments on long-term debt           -       (3,000)      (3,000)
 Proceeds from stock options exercised      1,638        2,520        1,117
 Dividends paid                            (4,174)      (2,429)      (2,281)
 Purchase of treasury stock                (1,235)           -         (811)
 Proceeds from conversion of debentures         -            -          167

 Net cash used in financing
   activities                              (3,771)      (2,909)      (4,808)

Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                                 83           93         (115)

Net increase in cash and cash
   equivalents                             34,077       10,850        7,345

Cash and cash equivalents at
   beginning of year                       59,323       48,473       41,128

Cash and cash equivalents at
   end of year                          $  93,400    $  59,323    $  48,473

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


Fiscal Year - The Company's fiscal year ends on the Saturday closest to January
31. Fiscal years 1997 and 1995 each consisted of 52 weeks. Fiscal year 1996 consisted of 53 weeks.


Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis on the retail method.


Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases.


Net Income Per Share - Primary income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (47,591,000 shares in Fiscal 1997, 47,025,000 shares in Fiscal 1996 and 46,755,000 shares in Fiscal 1995).


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

Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Adoption of this statement in Fiscal 1996 did not have a material impact on the Company's financial position, results of operations or liquidity.


2. CREDIT FACILITIES

The Company has an unsecured revolving line of credit of $10 million with a bank for letters of credit and working capital needs. Interest on the outstanding balance is at the bank's prime rate. The credit agreement matures on July 31, 1999. At February 1, 1997 and February 3, 1996, no borrowings were outstanding under this line of credit.

The bank credit agreement contains various restrictive covenants which include, among other things, the requirement to maintain minimum tangible net worth, restrictions on fixed asset additions, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

3. INCOME TAXES

Income taxes consist of the following:



                                 Fiscal Year Ended
                       Feb. 1,        Feb. 3,       Jan. 28,
                        1997           1996           1995
                                   (In thousands)
Federal:
 Current              $24,121        $17,619        $14,870
 Deferred                (448)        (1,364)        (1,779)
                       23,673         16,255         13,091
State:
 Current                2,907          2,151          1,164
 Deferred                 (52)          (162)          (135)
                        2,855          1,989          1,029
Foreign:
 Current                  625            450            500
                      $27,153        $18,694        $14,620


The approximate tax effect on each type of significant temporary difference for which the asset is included in prepaid expenses and other current assets and other assets on the accompanying balance sheets is as follows:

                            Deferred Tax Consequences at February 1,1997
                                           (In thousands)
                            Assets            Liabilities          Total
Depreciation                $3,826           $    -                $3,826
Accrued expenses             1,979                -                 1,979
Deferred rent                1,345                -                 1,345
Other                          181                -                   181
                            $7,331           $    -                $7,331

                            Deferred Tax Consequences at February 3,1996

                            Assets            Liabilities          Total
Depreciation                $3,537           $    -                $3,537
Accrued expenses             1,880                -                 1,880
Deferred rent                  953                -                   953
Other                          461                -                   461
                            $6,831           $    -                $6,831

The provision for income taxes differs from an amount computed at the statutory rates as follows:
                             Feb. 1,          Feb. 3,        Jan. 28,
                              1997             1996            1995
   Income taxes at
    statutory rates               35%              35%             35%
   State income taxes,
    net of federal tax
    benefit                        3                3               3
                                  38%              38%             38%

4. STOCKHOLDERS' EQUITY

Stock Splits - In January 1996 and August 1996, the Company's Board of Directors declared 3-for-2 stock splits of its Common stock and Class A common stock in the form of 50% stock dividend distributions.

On February 21, 1996 and September 12, 1996, 14,860,020 and 14,954,616 shares, respectively, of Common stock and 980,711 and 975,933 shares, respectively, of Class A common stock were distributed to stockholders of record as of February 7, 1996 and August 29, 1996. Stockholders' equity has been adjusted to give recognition of the stock splits by reclassifying from retained earnings to the Common stock and Class A common stock accounts the par value of the additional shares arising from the splits. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's stock have been restated.

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

5. STOCK OPTIONS

In August 1996, the Board of Directors of the Company adopted, subject to approval by the Company's stockholders, the Claire's Stores, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan replaced the Company's 1991 Stock Option Plan (the "1991 Plan"), which had replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under such plans remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 3,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. No stock option for more than 500,000 shares may be granted to any one person, and no stock option may be exercised less than one year after the date granted. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

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

At February 1, 1997, options to purchase 37,500, 55,125 and 484,874 shares of Common Stock were exercisable under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. No options have been granted under the 1996 Plan as of February 1, 1997. Options to purchase an additional 18,750, 23,625 and 1,587,538 shares were outstanding, but not yet exercisable, at February 1, 1997 under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. There were 3,054,227 shares of Common stock available for future option grants under the 1996 Plan at February 1, 1997.

The weighted average exercise price of options under the 1982 Plan, 1985 Plan and 1991 Plan as of February 1, 1997 was $6.11, $5.70 and $9.86, respectively, compared to $4.58, $5.70 and $5.96 under the 1982 Plan, 1985 Plan and 1991 Plan, respectively as of February 3, 1996.

The per share weighted average fair value of stock options granted during the fiscal years ended February 1, 1997 and February 3, 1996 was $8.74 and $3.63, respectively.

Transactions and other information relating to the 1982 Plan, 1985 Plan and the 1991 Plan are summarized as follows:

                  1982 Plan     1985 Plan      1991 Plan       Range of
                  Number of     Number of      Number of     option price
                   shares        shares         shares        per share

Outstanding,
January 29, 1994    324,563       416,250      1,175,343    $2.89 -  7.22
  Granted                 -             -        371,250     4.72 -  5.61
  Exercised       (  29,925)    ( 112,500)     ( 117,563)    2.89 -  6.11
  Canceled        (  52,875)            -      ( 189,562)    2.89 -  7.22
Outstanding,
January 28, 1995    241,763       303,750      1,239,468     2.89 -  7.22
  Granted                 -             -        866,250     5.39 -  8.72
  Exercised       (  23,625)    ( 225,000)     ( 294,638)    3.11 -  7.22
  Canceled        (  63,450)            -      (  16,593)    5.11 -  7.72
Outstanding
February 3, 1996    154,688        78,750      1,794,487     2.89 -  8.72
 Granted                  -             -        600,000    10.17 - 21.25
 Exercised        (  92,813)            -      ( 320,948)    2.89 -  8.72
 Canceled         (   5,625)            -      (   1,125)    5.22 -  5.22
Outstanding
February 1, 1997     56,250        78,750      2,072,414     3.11 - 21.25


At February 1, 1997, the weighted-average remaining contractual life of outstanding options was 3.17 years, 3.12 years and 6.09 years for the 1982 Plan, 1985 Plan and 1991 Plan, respectively.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                         Fiscal Year Ended
                                          1997         1996
Net income - as reported                $45,130      $30,915
Net income - pro forma                   44,413       30,628
Earnings per share - as reported            .95          .66
Earnings per share - pro forma              .93          .65


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


Expected dividend yield                          .67%
Expected stock price volatility                38.05%
Risk-Free interest rate                         6.50%
Expected life of options                   4.5 and 9.5 years

6. EMPLOYEE BENEFIT PLAN

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 1997, Fiscal 1996 and Fiscal 1995, the cost of Company matching contributions was $377,691, $295,000 and $299,000, respectively. The Company does not have any post-employment or post-retirement benefit plans other than above.

7. COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2025 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended February 1, 1997 was as follows:

                                   1997         1996          1995
                                            (In thousands)
 Minimum rentals                 $52,553       $41,391      $36,711
 Rentals based on net sales        1,546           782        1,180
 Other rental expense-equipment    9,286         9,013        8,638
      Total rental expense       $63,385       $51,186      $46,529


Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows:

                               (In thousands)
           1998                  $ 62,739
           1999                    58,107
           2000                    51,903
           2001                    44,289
           2002                    36,298
           Thereafter             110,064
                                 $363,400


Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments.

In October 1996, the Company entered into commitments for capital expenditures of approximately $7,500,000 for the manufacture of store fixtures and furnishings. The fixtures and furnishings are to be used for new stores and the refurbishment of existing stores. It is expected that such improvements will be completed during Fiscal 1998.

8. STATEMENTS OF CASH FLOWS

Payments of income taxes were $24,022,000 in Fiscal 1997, $20,883,000 in Fiscal 1996 and $16,014,000 in Fiscal 1995. Payments of interest were $89,000 in Fiscal 1997, $340,000 in Fiscal 1996 and $488,000 in Fiscal 1995.

9. RELATED PARTY TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 30,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $494,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                 Fiscal Year Ended February 1, 1997
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                (In thousands except per share amounts)
Net sales                  $ 92,382  $100,719  $102,645  $144,438  $440,184
Gross profit                 47,777    52,328    52,319    79,744   232,168
Net income                    6,650     7,891     7,578    23,010    45,130

Net income per share       $    .14  $    .17  $    .16  $    .49  $    .95




                                 Fiscal Year Ended February 3, 1996
                           1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                (In thousands except per share amounts)
Net sales                  $ 68,054  $ 77,296  $ 79,842  $119,689  $344,881
Gross profit                 34,886    40,347    41,868    69,922   187,023
Net income                    2,038     4,149     5,016    19,712    30,915

Net income per share       $    .05  $    .09  $    .11  $    .42  $    .66





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      Not Applicable.

                                  PART III

Items 10,11,12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation ; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

The information required by these items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Company's 1997 Annual Meeting of Stockholders containing such information, which information is incorporated herein by reference as if set out in full.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report.
                                                                   Page No.

 1.   Financial Statements

      Independent Auditors' Report                                    13
      Consolidated Balance Sheets as of February 1, 1997 and
       February 3, 1996                                               14
      Consolidated Statements of Income for the three
       fiscal years ended February 1, 1997                            15
      Consolidated Statements of Changes in Stockholders'
       Equity for the three fiscal years ended February 1, 1997       16
      Consolidated Statements of Cash Flows
       for the three fiscal years ended February 1, 1997              17
      Notes to Consolidated Financial Statements                      18-24

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

      (4)(a) Revolving Credit Agreement dated as of August 19, 1996 between the Company and its subsidiaries and Bank Leumi Trust Company.

      (10)(a) Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

      (10)(b) Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

      (10)(c) 401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

      (10)(d) Office Lease Agreement dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

      (10)(e) Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(I) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

      (10)(f) Addendum to Office Lease dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
                  1991).

      (10)(g) Second addendum to office lease dated January 30, 1997 between the Company and Two Centrum Plaza Associates.

      (10)(h) Lease between Chancellory Commons I Limited Partnership and Claire's Boutiques, Inc. dated August 31, 1990
                  (incorporated by reference to Exhibit 10(I) to the Company's Annual Report on form 10-K for the fiscal year ended February 1, 1992).

      (21)        Subsidiaries of the Company.

      (24)        Consent of KPMG Peat Marwick LLP.

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

                                 CLAIRE'S STORES, INC.



                                 By /S/Rowland Schaefer
                                 Rowland Schaefer
                                 President and Chairman
                                 of the Board of Directors

April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.


/S/ Rowland Schaefer              President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

/S/ Ira D. Kaplan                 Chief Financial Officer and Treasurer
Ira D. Kaplan                     (Principal Financial and Accounting Officer)


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

                                  CLAIRE'S STORES, INC.



                                  By
                                  Rowland Schaefer
                                  President and Chairman
                                  of the Board of Directors

April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.


                                  President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

                                  Chief Financial Officer and Treasurer
Ira D. Kaplan                     (Principal Financial and Accounting Officer)


                                  Director
Harold E. Berritt


                                  Director
Fred D. Hirt


                                  Director
Bruce G. Miller


                                  Director
Sylvia Schaefer


                                  Director
Marla Schaefer


                                  Director
Joel J. Silver