Form 10-Q
period 1997-05-03
CLAIRES STORES INC
filed 1997-06-04
CIK 34115

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended     May 3, 1997

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 1997 was 45,247,322 and 2,916,495 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                           PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at May 3, 1997 and
          February 1, 1996.                                  3

     Consolidated Statements of Income for the Three
          Months Ended May 3, 1997 and May 4, 1996.          4

     Consolidated Statements of Cash Flows for the
          Three Months Ended May 3, 1997 and
          May 4, 1996.                                       5

     Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                    7-8



                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  May 3,          February 1,
ASSETS                                            1997               1997
Current assets
 Cash and cash equivalents                    $ 97,845,000       $ 93,400,000
 Inventories                                    40,211,000         43,149,000
 Prepaid expenses and other current assets      13,592,000         14,434,000
      Total current assets                     151,648,000        150,983,000

Property and equipment:
 Land and building                               8,718,000          8,714,000
 Furniture, fixtures and equipment              79,073,000         76,634,000
 Leasehold improvements                         71,940,000         71,993,000
                                               159,731,000        157,341,000
 Less accumulated depreciation and
  amortization                                ( 86,260,000)      ( 84,660,000)
                                                73,471,000         72,681,000

Other assets                                    19,439,000         19,187,000
                                              $244,558,000       $242,851,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                       $ 15,534,000       $ 16,892,000
 Income taxes payable                            6,138,000          9,831,000
 Accrued expenses                               14,053,000         14,693,000
 Dividends payable                               1,453,000          1,450,000
      Total current liabilities                 37,178,000         42,866,000

Deferred credits                                 6,093,000          5,473,000

Stockholders' equity:
 Preferred stock par value $1.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                 -                  -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,917,925 and 2,936,840 shares            146,000            146,000
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  45,245,897 and 44,833,047 shares               2,262,000          2,261,000
 Additional paid-in capital                     16,957,000         16,786,000
 Foreign currency translation adjustments     (     87,000)            61,000
 Retained earnings                             182,461,000        175,710,000
                                               201,739,000        194,964,000
  Treasury stock, at cost, 109,882 shares     (    452,000)      (    452,000)
                                               201,287,000        194,512,000
Commitments and contingencies
                                              $244,558,000       $242,851,000


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED
                           MAY 3, 1997 AND MAY 4, 1996
                                   (Unaudited)


                                          THREE MONTHS ENDED

                                         May 3,            May 4,
                                          1997              1996

Net sales                             $108,029,000      $92,382,000
Cost of sales, occupancy and
  buying expenses                       53,606,000       44,605,000

    Gross profit                        54,423,000       47,777,000

Other expenses:
 Selling, general and
  administrative                        38,480,000       34,056,000
 Depreciation and amortization           4,031,000        3,828,000
 Interest (income), net               (  1,133,000)     (   833,000)
                                        41,378,000       37,051,000

    Income before income taxes          13,045,000       10,726,000
Income taxes                             4,892,000        4,076,000

    Net income                        $  8,153,000      $ 6,650,000

    Net income per share              $        .17      $       .14

Dividends per common share            $        .03      $       .02

Dividends per class A common
share                                 $       .015      $       .01


Average number of shares of
common stock and equivalents            48,042,000       47,483,000


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                           MAY 3, 1997 AND MAY 4, 1996
                                   (Unaudited)

                                                    THREE MONTHS ENDED

                                                  May 3,             May 4,
                                                  1997               1996

Cash flows from operating activities:
  Net income                                   $ 8,153,000        $ 6,650,000
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization                4,031,000          3,828,000
    Loss on retirement of property
     and equipment                                 423,000            447,000
    Changes in assets and
      liabilities:
   (Increase) decrease in -
     Inventories                                 2,939,000        (   937,000)
     Prepaid expenses and other
      assets                                       590,000        ( 1,710,000)
   Increase (decrease) in -
     Trade accounts payable                    ( 1,358,000)         4,086,000
     Income taxes payable                      ( 3,693,000)       ( 3,024,000)
     Accrued expenses                          (   639,000)           108,000
     Deferred credits                              620,000            281,000

Net cash provided by operating activities       11,066,000          9,729,000

Cash flows from investing activities:
  Acquisition of property and
  equipment which represents net cash
    used in investing activities               ( 5,246,000)       ( 4,336,000)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                       171,000          1,035,000
  Dividends paid                               ( 1,399,000)       (   926,000)

   Net cash (used in) provided by
   financing activities                        ( 1,228,000)           109,000

Effect of foreign currency exchange
  rate changes on cash and cash
 equivalents                                   (   147,000)            42,000

Net increase in cash and cash equivalents        4,445,000          5,544,000

Cash and cash equivalents at beginning
  of period                                     93,400,000         59,323,000

Cash and cash equivalents at end of
  period                                       $97,845,000        $64,867,000


              CLAIRE'S STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended February 1, 1997 filed with the Securities and Exchange Commission.

2. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three months ended May 3, 1997 and May 4, 1996.

4. In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which became effective for periods ending after December 15, 1997, including interim periods. This standard requires public companies to present basic earnings per share ("EPS") and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. For the three months ended May 3, 1997 and May 4, 1996, the effect of adopting SFAS 128 has not been determined. The Company expects the presentation of basic EPS to mirror primary EPS as currently disclosed. The computation of diluted EPS will include dilutive potential common shares. Potential common shares are securities such as stock options outstanding under the Company's 1982 Plan, 1985 Plan, 1991 Plan and 1996 Plan. The number of potential common shares included in the computation of diluted EPS will be calculated using the treasury stock method as required by SFAS
   128. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended May 3, 1997 increased approximately 17% over the comparable period ended May 4, 1996. The increase for the period resulted primarily from the addition of a net 152 stores and same-store sales increases of 8%. The same-store sales increases were primarily due to the Company continuing to focus its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 20% for the three months ended May 3, 1997 over the comparable period ended May 4, 1996. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 49.6% for the three months ended May 3, 1997 compared to 48.3% for the three months ended May 4, 1996. The increase as a percentage of sales was due to a shift in merchandise sold and acquisitions made during the twelve months ended February 1, 1997 ("Fiscal 1997"). During Fiscal 1997, the Company reacted to changes in customer demand for its product. These changes included a shift in merchandise focus to accessories, which carries a lower gross margin from jewelry. In the three months ended May 3, 1997, accessories were approximately 41% of total sales compared to 35% in the three months ended May 4, 1996. The remaining gross margin decline is attributable to store acquisitions made during Fiscal 1997. These acquisitions included 95 stores in the United States which operate under the trade names "The Icing", "Claire's Etc." and "Accessory Place" and 55 stores in the United Kingdom which operate under the trade name "Bow Bangles". The merchandise offered for sale by some of the stores operating in the United States includes approximately 25% apparel compared to the typical merchandise mix of an historical company-owned store that does not offer apparel for sale. Apparel is maintained in inventory at a lower initial markup and therefore typically realizes a lower gross margin. Also, the costs of rent and common area maintenance are higher in these stores. In addition, rent paid for our stores acquired in the United Kingdom is typically higher than rent paid per square foot in the United States. The increase in cost of sales would have been more acute except for the same-store sales increase during the period which partially offset the effect of the lower margins realized in the acquired stores.

Selling, general and administrative expense ("S,G&A"), as a percentage of sales for the three months ended May 3, 1997 was 35.6% compared to 36.9% for the comparable period ended May 4, 1996. The decrease in S,G&A as a percentage of net sales was primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed expenses with the addition of 152 net stores.

Depreciation and amortization as a percentage of sales was 3.7% for the three months ended May 3, 1997 compared to 4.1% for the three months ended May 4, 1996. The decrease noted as a percentage of sales was due to the recent store acquisitions by the Company. The favorable purchase prices paid have enabled the Company to increase revenues significantly without incurring the level of depreciation and amortization expense normally associated with opening new stores.

Interest income, net of interest expense, totaled $1,133,000 for the three month period ended May 3, 1997 compared to $833,000 for the comparable period ended May 4, 1996. This increase was primarily due to the increase in the average cash balance to $95,079,000 during the three months ended May 3, 1997 compared to $62,913,000 during the same period ended May 4, 1996. Also increasing interest income was the Federal Reserve increasing the key Federal Funds rate .25% in March 1997.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash increased $4,445,000 for the three months ended May 3, 1997 due to cash provided by operations of $11,066,000 and the proceeds from stock options exercised of $171,000, partially offset by the acquisition of property and equipment totaling $5,246,000 and the payment of dividends of $1,399,000.

Inventory at May 3, 1997 was lower than the inventory level at the end of the Company's February 1, 1997 fiscal year. The Company believes these inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 42 stores in the three months ended May 3, 1997. In addition, the Company remodeled 20 stores.

At May 3, 1997, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures July 31, 1999.
No borrowings were outstanding under this line of credit at any time during the three month period ended May 3, 1997. The Company believes that its cash on hand, internally generated funds and borrowings available under its credit agreement will be sufficient to meet its current operating needs and its minimum required capital expenditures.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: June 4, 1997                      /s/ Ira D. Kaplan
                                        Ira D. Kaplan
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer

                                        (Mr. Kaplan is the Senior
                                        Vice President, Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: June 4, 1997
                                        Ira D. Kaplan
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer

                                        (Mr. Kaplan is the Senior
                                        Vice President, Chief
                                        Financial Officer and
                                        Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)