Form 10-Q
period 1997-08-02
CLAIRES STORES INC
filed 1997-09-05
CIK 34115

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 1997
                                OR

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 30, 1997 was 45,389,454 and 2,908,895 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                    PAGE NO.


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at August 2, 1997 and
          February 1, 1997                                         3

     Consolidated Statements of Income for the Three Months and
          Six Months Ended August 2, 1997 and August 3, 1996       4

     Consolidated Statements of Cash Flows for the Six Months
          Ended August 2, 1997 and August 3, 1996                  5

     Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                          7-8

PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                    9

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                      Aug. 2,           Feb.1,
ASSETS                                                 1997              1997
Current assets:                                               (In thousands)
 Cash, cash equivalents and investments              $ 99,809          $ 93,400
 Inventories                                           45,143            43,149
 Prepaid expenses and other current assets             15,207            14,434
      Total current assets                            160,159           150,983

Property and equipment:
 Land and buildings                                     8,752             8,714
 Furniture, fixtures and equipment                     82,086            76,634
 Leasehold improvements                                73,133            71,993
                                                      163,971           157,341
 Less accumulated depreciation and
  amortization                                       ( 89,425)         ( 84,660)
                                                       74,546            72,681

Other assets                                           19,333            19,187
                                                     $254,038          $242,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                              $ 16,532          $ 16,892
 Income taxes payable                                   2,441             9,831
 Accrued expenses                                      16,413            14,693
 Dividends payable                                      1,458             1,450
      Total current liabilities                        36,844            42,866

Deferred credits                                        6,487             5,473

Stockholders' equity:
 Preferred stock par value $1.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                    -                 -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,910,723 and 2,921,068 shares                   146               146
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  45,357,720 and 45,219,186 shares                      2,267             2,261
 Additional paid-in capital                            17,319            16,786
 Foreign currency translation adjustments            (    112)               61
 Retained earnings                                    191,539           175,710
                                                      211,159           194,964

 Treasury stock, at cost, 109,882 shares             (    452)         (    452)
                                                      210,707           194,512
Commitments and contingencies                               -                 -
                                                     $254,038          $242,851


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                        AUGUST 2, 1997 AND AUGUST 3, 1996
                                   (Unaudited)
                                 Three Months Ended      Six Months Ended
                                 (In thousands, except per share amounts)
                                Aug. 2,    Aug. 3,      Aug. 2,      Aug. 3,
                                 1997       1996         1997         1996

Net sales                      $116,605   $100,719      $224,634     $193,101
Cost of sales, occupancy
 and buying expenses             56,290     48,391       109,896       92,996

   Gross profit                  60,315     52,328       114,738      100,105

Other expenses:
 Selling, general and
  administrative                 40,610     36,318        79,090       70,374
 Depreciation and
   amortization                   4,169      3,939         8,200        7,767
 Interest income, net          (  1,235)  (    657)     (  2,368)     ( 1,490)
                                 43,544     39,600        84,922       76,651

   Income before income
    taxes                        16,771     12,728        29,816       23,454
Income taxes                      6,289      4,837        11,181        8,913

   Net income                  $ 10,482    $ 7,891      $ 18,635     $ 14,541

   Net income per share        $    .22    $   .17      $    .39     $    .31

Dividends per common
 share                         $    .03    $   .02      $    .06     $    .04

Dividends per Class A
 common share                  $   .015    $   .01      $    .03     $    .02


Average number of shares
 of common stock and
 equivalents                     48,080     47,593        48,063       47,531



                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                        AUGUST 2, 1997 AND AUGUST 3, 1996
                                   (Unaudited)
                                                        Six Months Ended
                                                         (In thousands)
                                                    Aug. 2,          Aug. 3,
                                                      1997             1996

Cash flows from operating
 activities:
  Net income                                        $18,635          $14,541
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization                     8,200            7,767
    Loss on retirement of property
      and equipment                                     742              834
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                                    ( 1,994)         ( 6,606)
     Prepaid expenses and other
      assets                                        (   883)         ( 6,958)
   Increase (decrease) in -
     Trade accounts payable                         (   360)           3,406
     Income taxes payable                           ( 7,390)         ( 6,541)
     Accrued expenses                                 1,720            1,803
     Deferred credits                                 1,014              570

   Net cash provided by
     operating activities                            19,684            8,816

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net cash
   used in investing activities                     (10,807)         (10,175)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                            503            1,124
  Dividends paid                                    ( 2,798)         ( 1,850)

    Net cash used in financing
    activities                                      ( 2,295)         (   726)

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                       (   173)         (     4)

Net Increase (decrease) in cash, cash
  equivalents and investments                         6,409          ( 2,089)

Cash, cash equivalents and investments
  at beginning of period                             93,400           59,323

Cash, cash equivalents and investments
  at end of period                                  $99,809          $57,234


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

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and six months ended August 2, 1997 and August 3, 1996.

4. In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which became effective for periods ending after December 15, 1997, including interim periods. This standard requires public companies to present basic earnings per share
("EPS") and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. For the three and six months ended August 2, 1997 and August 3, 1996, the effect of adopting SFAS 128 has not been determined. The Company expects the presentation of basic EPS to mirror primary EPS as currently disclosed. The computation of diluted EPS will include dilutive potential common shares. Potential common shares are securities such as stock options outstanding under the Company's 1982 Plan, 1985 Plan, 1991 Plan and 1996 Plan. The number of potential common shares included in the computation of diluted EPS will be calculated using the treasury stock method as required by SFAS 128. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and six months ended August 2, 1997 increased approximately 16%, compared to the comparable periods ended August 3, 1996. The increases for the periods resulted primarily from the addition of a net 120 stores and same-store sales increases of 7% in the three and six month periods ended August 2, 1997. The same-store sales increases were primarily due to the Company continuing to focus its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 16% and 18%, respectively, for the three and six months ended August 2, 1997 over the comparable periods ended August 3, 1996. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 48.3% for the three months ended August 2, 1997 compared to 48% for the three months ended August 3, 1996. The increase as a percentage of sales was due to a change in customer demand for product offered for sale. In the second quarter ending August 2, 1997 "Jewelry" merchandise represented approximately 51% of sales and "Accessory" merchandise represented approximately 49% of sales. In the period ending August 3, 1996, Jewelry merchandise represented almost 57% of sales compared to 43% for accessories. Historically, the Initial Mark-up
(IMU) and Maintained Mark-up (MMU) for jewelry is higher than accessories. Therefore, the shift in customer demand for merchandise to accessories has reduced the Company's overall IMU and MMU thus decreasing margin. To help offset this trend the Company has been increasing retail prices of its merchandise selectively and has successfully negotiated with its vendors and manufacturers for lower wholesale pricing. Also, rent and rent support, which are fixed by nature, was lower as a percentage of sales due to the same store sales increases discussed above.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and six months ended August 2, 1997 were 34.8% and 35.2%, respectively, compared to 36.1% and 36.4%, respectively, for the comparable periods ended August 3, 1996. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leverage of fixed expenses with the addition of 120 net stores.

Depreciation and amortization as a percentage of sales was approximately 3.6% for the three and six months ended August 2, 1997, which was lower than the approximately 4% realized during the three and six months ended August 3, 1996. The decrease was as expected given the same-store sales increases realized during these periods.

Due to the increase in cash levels, interest income, net of interest expense, totaled $1,235,000 and $2,368,000 for the three and six month periods ended August 2, 1997, respectively, compared to interest income, net of interest expense, of $657,000 and $1,490,000 for the three and six month periods ended August 3, 1996, respectively. Invested cash during the three and six months ended August 2, 1997 averaged approximately $97,539,000 and $96,089,000, respectively. During the three and six months ended August 3, 1996, invested cash averaged approximately $61,192,000 and $61,650,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.



Liquidity and Capital Resources

Net cash increased $6,409,000 for the six months ended August 2, 1997 due to net cash provided by operating activities of $19,684,000 and the proceeds from stock options exercised totaling $503,000. These were offset by net cash used in the acquisition of property and equipment totaling $10,807,000 and the payment of dividends of $2,798,000.

Inventory at August 2, 1997 increased 5% compared to the inventory balance at the end of the Company's February 1, 1997 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the back-to-school selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 86 stores in the six months ended August 2, 1997 and remodeled 62 stores.

At August 2, 1997, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1999. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.

                             PART II

Item 4.    Submission of Matters to a Vote of Security Holders

     On June 16, 1997, the annual meeting of stockholders of the Company was held at which seven directors were elected to the Board of Directors for a one-year term and the Company's 1996 Stock Option Plan was approved. The results of the voting were as follows:


                      Election of Directors

                                            Common Stock
                       No. Of Shares Voted For    No. Of Shares Withheld

Rowland Schaefer                    35,714,422                      545,756
Sylvia Schaefer                     35,737,167                      523,001
Bruce G. Miller                     35,697,763                      562,415
Joel J. Silver                      35,701,588                      558,590
Harold E. Berritt                   35,706,449                      553,729
Fred D. Hirt                        35,729,531                      530,647
Marla L. Schaefer                   35,705,924                      554,254

                                        Class A Common Stock
                       No. Of Shares Voted For         No. Of Shares Withheld
Rowland Schaefer                     2,347,035                  343
Sylvia Schaefer                      2,347,041                  337
Bruce G. Miller                      2,347,041                  337
Joel J. Silver                       2,347,041                  337
Harold E. Berritt                    2,347,041                  337
Fred D. Hirt                         2,347,041                  337
Marla L. Schaefer                    2,347,041                  337


                Approval of 1996 Stock Option Plan

     For 41,764,639        Against 13,185,262             Abstain 283,200

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLAIRE'S STORES, INC.
                                              (Registrant)








Date: September 5, 1997                       /s/Ira D. Kaplan
                                              Ira D. Kaplan
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer


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



                                   CLAIRE'S STORES, INC.
                                   (Registrant)








Date: September 5, 1997            Ira D. Kaplan
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer

                                   (Mr. Kaplan is the Senior Vice President,
                                   Chief Financial Officer and Treasurer and has been duly authorized to sign on behalf of the registrant)