Form 10-Q
period 1997-11-01
CLAIRES STORES INC
filed 1997-12-09
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 1997

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


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 28, 1997 was 45,465,277 and 2,902,383, respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at November 1, 1997 and
          February 1, 1997.                                  3

     Consolidated Statements of Income for the Three
          Months and Nine Months Ended November 1, 1997
          and November 2, 1996.                              4

     Consolidated Statements of Cash Flows for the
          Nine Months Ended November 1, 1997 and
          November 2, 1996.                                  5

     Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                    7-8



PART II.    OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K              9

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    Nov. 1,            Feb. 1,
ASSETS                                               1997               1997
Current assets:                                          (In thousands)
 Cash and cash equivalents                         $ 90,823           $ 93,400
 Inventories                                         56,854             43,149
 Prepaid expenses and other current assets           16,555             14,434
      Total current assets                          164,232            150,983

Property and equipment:
 Land and building                                    8,772              8,714
 Furniture, fixtures and equipment                   89,639             76,634
 Leasehold improvements                              76,491             71,993
                                                    174,902            157,341
 Less accumulated depreciation and
  amortization                                     ( 92,390)          ( 84,660)
                                                     82,512             72,681

Other assets                                         19,353             19,187
                                                   $266,097           $242,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                            $ 21,281           $ 16,892
 Income taxes payable                                 1,053              9,831
 Accrued expenses                                    15,221             14,693
 Dividends payable                                    1,460              1,450
      Total current liabilities                      39,015             42,866

Deferred credits                                      6,687              5,473

Stockholders' equity:
 Preferred stock par value $1.00 per share;
  authorized 1,000,000 shares, issued and
  outstanding -0- shares                                  -                  -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,906,188 and 2,921,068 shares                 145                146
 Common stock par value $.05 per share;
  authorized 50,000,000 shares, issued
  45,454,160 and 45,219,186 shares                    2,273              2,261
 Additional paid-in capital                          17,771             16,786
 Foreign currency translation adjustments          (    101)                61
 Retained earnings                                  200,759            175,710
                                                    220,847            194,964
  Treasury stock, at cost, 109,882 shares          (    452)          (    452)
                                                    220,395            194,512
Commitments and contingencies                             -                  -
                                                   $266,097           $242,851



                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                      NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                   (Unaudited)
                                Three Months Ended        Nine Months Ended
                                 (In thousands, except per share amounts)
                                Nov. 1,       Nov. 2,    Nov. 1,       Nov. 2,
                                 1997          1996       1997          1996

Net sales                      $113,448      $102,645   $338,082     $295,746
Cost of sales, occupancy
 and buying expenses             54,911        50,326    164,807      143,322

   Gross profit                  58,537        52,319    173,275      152,424

Other expenses:
 Selling, general and
  administrative                 39,992        36,709    119,082      107,083
 Depreciation and
   amortization                   4,401         4,041     12,601       11,808
 Interest income, net and
   other income                (  2,853)     (    656)  (  5,221)    (  2,146)
                                 41,540        40,094    126,462      116,745

   Income before income
    taxes                        16,997        12,225     46,813       35,679
Income taxes                      6,372         4,647     17,553       13,559

    Net income                 $ 10,625      $  7,578   $ 29,260     $ 22,120

   Net income per share        $    .22      $    .16   $    .61     $    .46

Dividends per common
 share                         $    .03      $    .03   $    .09     $    .07

Dividends per Class A
 common share                  $   .015      $   .015   $   .045     $   .035


Average number of shares
 of common stock and
 equivalents                     48,201        47,613     48,108       47,557



                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                      NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                   (Unaudited)

                                                          Nine Months Ended
                                                          (In thousands)
                                                   Nov. 1,            Nov. 2,
                                                    1997               1996

Cash flows from operating
 activities:
  Net income                                       $29,260            $22,120
  Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation and amortization                   12,601             11,808
    Loss on retirement of property
     and equipment                                   1,101              1,371
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                                   (13,705)           (15,700)
     Prepaid expenses and other
      assets                                       ( 2,253)           ( 8,382)
   Increase (decrease) in -
     Trade accounts payable                          4,389              4,301
     Income taxes payable                          ( 8,778)           ( 6,333)
     Accrued expenses                                  528              2,047
     Deferred credits                                1,214              1,409

  Net cash provided by
    operating activities                            24,357             12,641

Cash flows from investing activities:
  Acquisition of property and
  equipment which represents net cash
    used in investing activities                   (23,533)           (15,187)

Cash flows from financing activities:
  Proceeds from stock options
   exercised                                           961              1,253
  Dividends paid                                   ( 4,200)           ( 2,787)

   Net cash used in financing
   activities                                      ( 3,239)            (1,534)

Effect of foreign currency exchange
  rate changes on cash and cash
 equivalents and investments                       (   162)               176

Net decrease in cash and cash equivalents          ( 2,577)           ( 3,904)

Cash and cash equivalents at beginning
  of period                                         93,400             59,323

Cash and cash equivalents at end of period         $90,823            $55,419


              CLAIRE'S STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do notinclude all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended February 1, 1997 filed with the Securities and Exchange Commission.

2. Due to the seasonal nature of the Company's business, the results of operations for the first nine months of the year are not indicative of the results of operations on an annualized basis.

3. Income per share is based on the weighted average number of shares of common stock and equivalents outstanding during the three and nine months ended November 1, 1997 and November 2, 1996.

4. In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which became effective for periods ending after December 15, 1997, including interim periods. This standard requires public companies to present basic earnings per share
("EPS") and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. For the three and nine months ended November 1, 1997 and November 2, 1996, the effect of adopting SFAS 128 has not been determined. The Company expects the presentation of basic EPS to mirror primary EPS as currently disclosed. The computation of diluted EPS will include dilutive potential common shares. Potential common shares are securities such as stock options outstanding under the Company's 1982 Plan, 1985 Plan, 1991 Plan and 1996 Plan. The number of potential common shares included in the computation of diluted EPS will be calculated using the treasury stock method as required by SFAS 128. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three and nine months ended November 1, 1997 increased approximately 11% and 14%, respectively, compared to the comparable periods ended November 2, 1996. The increases for the periods resulted primarily from the addition of a net 149 stores and same-store sales increases of1% and 5% in the three and nine month periods ended November 1, 1997, respectively. The same-store sales increases were primarily due to the Company continuing to focus its merchandising strategy on its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased 9% and 15%, respectively, for the three and nine months ended November 1, 1997 over the comparable periods ended November 2, 1996. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 48.4% for the three months ended November 1, 1997 compared to 49.0% for the three months ended
November 2, 1996. The decrease as a percentage of sales was primarily due to the non-recurrence of an unsuccessful sales promotion that the Company instituted during the third quarter of the prior year. Also, the Company has been selectively increasing retail prices of its merchandise and has successfully negotiated lower pricing from many of its key vendors and manufacturers.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and nine months ended November 1, 1997 were 35.3% and 35.2%, respectively, compared to 35.8% and 36.2%, respectively, for the comparable periods ended November 2, 1996. The decrease in SG&A as a percentage of sales is primarily attributable to the leverage of fixed expenses with the addition of 149 net stores and the increase in same-store sales previously discussed.

Depreciation and amortization as a percentage of sales was approximately 3.8% for the three and nine months ended November 1, 1997, which was lower than the 4% realized during the three and nine months ended
November 2, 1996, respectively. The slight decrease was expected given the same-store sales increases during these periods.

Included in interest income, net and other income is a gain realized from the sale of investments of approximately $1,560,000. Excluding this item, interest income, net of interest expense totaled $1,293,000 and $3,661,000 for the three and nine month periods ended November 1, 1997, respectively, compared to $656,000 and $2,146,000 for the comparable three and nine month periods ended November 2, 1996, respectively.
This increase is the result of increased levels of invested cash which approximated $99,000,000 and $96,900,000 for the three and nine months ended November 1, 1997, respectively, compared with $60,535,000 and $60,994,000 for the comparable three and nine month periods ended November 2, 1996, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $2,577,000 for the nine months ended November 1, 1997 due to net cash used for the acquisition of property and equipment totaling $23,533,000 and the payment of dividends of $4,200,000. These cash expenditures were offset by net cash provided by operating activities of $24,357,000 and the proceeds from stock options exercised totalling $961,000.

Inventory at November 1, 1997 increased 32% compared to the inventory balance at the end of the Company's February 1, 1997 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the Christmas selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 131 stores in the nine months ended November 1, 1997 and remodeled 94 stores.

At November 1, 1997, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1999.
The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

Special Note Regarding Forward-Looking Statements

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Factors affecting the Company, include, without limitation, changes in consumer preferences in the women's fashion accessories industry, competition, and economic conditions in the United States, Canada and the United Kingdom.

Results actually achieved may differ materially from historical or expected results included in thes statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.
The Company does not undertake to update any forward-looking statement that may be made from time to time on behalf of the Company.

                    PART II.    OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

       a) Exhibits

                     27  Financial Data Schedule (for SEC use only)

          99.1 Press Release of Claire's Stores, Inc. dated October 21, 1997

   b)     Reports on Form 8-K

               Not Applicable

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 8, 1997                   /s/ Ira D. Kaplan
                                        Ira D. Kaplan
                                        Senior Vice President, Chief
                                        Financial  Officer and Treasurer

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

                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 8, 1997                  Ira D. Kaplan
                                        Senior Vice President, Chief
                                        Financial  Officer and Treasurer

                                        (Mr. Kaplan is the Senior Vice
                                        President, Chief Financial Officer
                                        and Treasurer and has been duly
                                        authorized  to sign on behalf of
                                        the registrant)