Form 10-K
period 1998-01-31
CLAIRES STORES INC
filed 1998-04-15
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended January 31, 1998
                                OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to
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

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 1998, the aggregate market value of the 40,319,011 shares of voting stock held by non-affiliates of the registrant was $924,817,315.

   At March 31, 1998, there were outstanding 45,591,522 shares of registrant's Common Stock, $.05 par value, and 2,902,645 shares of the registrant's Class A Common Stock, $.05 par value, including Treasury Shares.

               DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's Fiscal year covered by this report, is incorporated by reference into Part III.

                             TABLE OF CONTENTS

                                  PART I

Item                                                          Page No.

 1.   Business................................................    3

 2.   Properties..............................................    5

 3.   Legal Proceedings.......................................    7

 4.   Submission of Matters to a Vote of Security Holders.....    7


                                  PART II

 5.   Market for Regristrant's Common Equity and Related
      Stockholder Matters.....................................    7

 6.   Selected Financial Data.................................    8

 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................    9-15

 7A.  Quantitative and Qualitative Disclosures About
      Market Risks............................................    15

 8.   Financial Statements and Supplementary Data.............    15-29

 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure......................   29


                                 PART III

 10.  Directors and Executive Officers of the Registrant.......   29

 11.  Executive Compensation..................................    29

 12.  Security Ownership of Certain Beneficial Owners
      and Management..........................................    29

 13.  Certain Relationships and Related Transactions..........    29


                                  PART IV

 14.  Exhibits, Financial Statement Schedules and
      Reports on Form 8-K.....................................    30-31

PART I

Item 1. Business

General

Claire's Stores, Inc. (the "Company"), operating through its wholly-owned subsidiaries, Claire's Boutiques, Inc. ("Claire's"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC") and Claire's Accessories UK Ltd. ("CUK") and its 50%-owned subsidiary Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced teens' fashion accessories. As of March 31, 1998, the Company operated a total of 1,752 such stores in 49 states, Canada, the Caribbean, the United Kingdom and Japan. The stores are operated under the trade names "Claire's Boutiques" or "Claire's Accessories" stores, "Topkapi" stores, "The Icing" stores, "Claire's Etc." stores, "Accessory Place" stores, "Bow Bangles" stores, "Dara Michelle" stores and "L'ccessory" stores (collectively the "Fashion Accessory Stores").

The Fashion Accessory Stores specialize in selling popular-priced fashion accessories designed to predominantly appeal to teenage females. Merchandise in the Fashion Accessory Stores ranges in price between $2 and $20, with the average product priced at about $4. The stores average 960 square feet and are primarily located in enclosed shopping malls.
The Fashion Accessory Stores are similar in size and format and give the Company the ability to have multiple store locations in malls. Although the Company's stores are operated under several different trademarks, the Company considers that its registered trademark "Claire's" is the only one of material significance to its business. Although the Company faces competition from a number of small specialty store chains and others selling fashion accessories, in addition to one chain of approximately 700 stores, the Company believes that its Fashion Accessory Stores comprise the largest and most successful chain of specialty retail stores in the World devoted to the sale of popular-priced teens' fashion accessories.

The Company's fashion accessory operations are divided into two principal product categories. The Jewelry Division, which consists of costume jewelry, including pierced earrings and ear piercing services, accounted for 48.4%, 53.1% and 59.0% of sales for Fiscal years ending 1998, 1997 and 1996, respectively. The Accessories Division consists of other fashion accessories, hair ornaments, totebags, apparel and trend gifts. The following table compares sales of each division of merchandise sold by the Company for the last three fiscal years (in thousands):

                                           Fiscal Year Ended
                               Jan. 31,         Feb. 1,          Feb. 3,
                                1998             1997             1996
                                            (In thousands)
Jewelry Division          $241,955   48.4%  $233,833  53.1%  $203,583   59.0%
Accessories Division       258,197   51.6%   206,351  46.9%   141,298   41.0%
                          $500,152  100.0%  $440,184 100.0%  $344,881  100.0%


Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 31, 1998 ("Fiscal 1998") were 22%, 23%, 23% and 32% in the first, second, third and fourth quarters, respectively.

At March 31, 1998, the Company had approximately 8,500 employees, 52% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion Accessory Stores

The Fashion Accessory Stores, averaging approximately 960 square feet, are located primarily in enclosed shopping malls. Each store uses
Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

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

The Company purchases its merchandise from approximately 300 suppliers. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly. All merchandise is shipped from the suppliers to the Company's distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, or the distribution facility in Birmingham, England. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 166 District Managers, each of whom oversees approximately ten stores in his or her respective geographic area and reports to one of 16 Regional Managers. Each Regional Manager reports to one of five Territorial Vice Presidents, who in turn report to the Senior Vice President of store operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization.

In Fiscal 1998, the Company continued to expand its international operations. In addition to the operation of the 101 Bow Bangles stores in the United Kingdom, 12 stores were opened in Canada. The Company now operates 102 stores in Canada. The Company plans to open an additional 15 to 25 stores in Canada in the fiscal year ending January 30, 1999 ("Fiscal 1999"). Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened a net 14 stores in Fiscal 1998, bringing the total number of stores operating in Japan to 54. Current plans call for opening approximately 15 to 20 additional stores in Japan in Fiscal 1999.

Recent Developments

In March, 1998, the Company entered into a definitive agreement and plan of merger (as amended, the "Merger Agreement") with Lux Corporation ("Lux"), a closely held unisex teenage apparel chain operating under the trade name "Mr. Rags". The Company expects to issue approximately 2 million shares of Common Stock in the merger, which is expected to be accounted for as a pooling of interests business combination. Consummation of the merger is subject to customary conditions, including governmental approval. The Company anticipates consummating the merger sometime during the second quarter of Fiscal 1999, at which time Lux will become a wholly-owned subsidiary of the Company. See Note 11 to the Company's Consolidated Financial Statements accompanying this report.

The foregoing description of the merger is qualified in its entirety by reference to the Merger Agreement and the annexes thereto, copies of which are filed as Exhibit 2 to this report and incorporated herein by reference.

On January 30, 1998, the Company, through its wholly-owned subsidiary, Just Nikki, Inc. ("Nikki"), distributed its first catalog under the "just nikki :)" trade name. The catalog offers apparel and accessories targeted to female teenagers. Nikki plans to distribute six catalog editions in its first year of operations with a total circulation of approximately 10 million. Distribution of the catalogs will be made through direct mail marketing and through the Company's stores. During the first year of operation, Nikki plans to test numerous mailing lists purchased and rented from Claire's and third parties.

The catalog business is highly competitive. Recent years have seen various catalog start-ups catering to female teenagers. Nikki believes its marketing plan and catalog design, its direct access to appropriate customer lists and its ability to distribute catalogs through the Company's stores will enable Nikki to compete effectively.

Item 2. Properties

The Company's 1,752 stores operating as of March 31, 1998 are located in 49 states, Canada, the United Kingdom, the Caribbean and Japan. The Company leases all of its store locations, generally for terms of seven to ten years (up to 25 years in the United Kingdom). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

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

The Company has closed 111 stores in the last three fiscal years, primarily because of a lack of profit potential or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three years, no individual store accounted for more than one percent of total sales.

The Company opened 221 stores during Fiscal 1998 and has opened, as of March 31, 1998, 38 stores in the first two months of Fiscal 1999. The Company plans to continue opening Fashion Accessory Stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $116,000 per store.

The offices of Claire's and the distribution center for the Company's stores in North America and Japan are located in Hoffman Estates, Illinois. This Company-owned facility is located on 24.8 acres and consists of 247,000 total square feet with 201,000 square feet devoted to receiving and distribution and 46,000 square feet for office space. Unused acreage at this site will allow Claire's to expand its facility in the future by an additional 275,000 square feet.

The Company has a distribution facility in Birmingham, England which services those stores located in the United Kingdom. This facility is leased and consists of 26,000 square feet of office and distribution space. This lease expires on March 25, 2012, with an option on the part of the Company to terminate as of March 7, 2007.

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

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 31,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $518,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The lease expires on July 31, 2000 and may be extended, at the option of the Company, for an additional five-year term.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1998.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has two classes of Common Stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common
Stock and the Class A Common Stock (as adjusted to give effect to the three-for-two stock splits effective February 21, 1996 and August 29, 1996). At March 31, 1998, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 2,052 and 799, respectively.

                             Closing Prices      Dividends      Dividends
                                  of                on         on Class A
                              Common Stock      Common Stock   Common Stock
Year Ended January 31, 1998  High      Low
First Quarter                $19.13   $13.38        $.03           $.015
Second Quarter                21.81    17.00         .03            .015
Third Quarter                 24.00    19.00         .03            .015
Fourth Quarter                23.88    14.31         .03            .015

Year Ended February 1, 1997
First Quarter                $14.83   $ 8.50        $.02            $.01
Second Quarter                20.08    14.08         .02             .01
Third Quarter                 26.63    16.63         .03            .015
Fourth Quarter                18.50    11.25         .03            .015


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

Item 6. Selected Financial Data

                                           Fiscal Year Ended
                          Jan. 31,   Feb. 1,     Feb. 3,   Jan. 28,  Jan. 29,
                            1998     1997(2)   1996(1)(2)   1995(2)   1994(2)
                                (In thousands except per share amounts)
Operating Statement Data:
Net sales                 $500,152  $440,184   $344,881    $301,435  $281,693
Net income                $ 58,189  $ 45,130   $ 30,915    $ 23,855  $ 23,634

Income Per Share(3):
Basic net income          $   1.21  $    .95   $    .66    $    .51  $    .51
Diluted net incom         $   1.19  $    .92   $    .65    $    .50  $    .50

Cash dividends per
  share:
Common stock              $    .12  $    .10   $   .053    $   .053  $   .047

Class A Common stock      $    .06  $    .05   $   .027    $    .02  $      -


Balance Sheet Data:
Current assets            $198,453  $150,983   $103,762     $78,670   $69,253
Current liabilities         46,494    42,866     30,521      29,963    27,092
Working capital            151,959   108,117     73,241      48,707    42,161
Total assets               306,269   242,851    187,782     158,578   135,219
Long-term obligations        8,193     5,473      4,325       6,464     8,212
Stockholders' equity       251,582   194,512    152,936     122,151    99,915


(1)   Consists of 53 weeks.
(2) Adjusted to give effect to the three-for-two Stock splits effective February 21, 1996 and August 29, 1996.
(3) In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the
Company:

                                               Fiscal Year Ended
                                      January 31,  February 1, February 3,
                                         1998         1997        1996

Net sales                               100.0%       100.0%      100.0%
Cost of sales, occupancy and
 buying expenses                         46.7         47.3        45.8
   Gross profit                          53.3         52.7        54.2

Other expenses:
   Selling, general and administrative   32.7         33.4        36.1
   Depreciation and amortization          3.4          3.6         4.3
   Interest (income), net
   and other income                     ( 1.4)       ( 0.7)      ( 0.6)
                                         34.7         36.3        39.8

   Income before income taxes            18.6         16.4        14.4

Income taxes                              7.0          6.1         5.4
   Net income                            11.6%        10.3%        9.0%


Results of Operations

From the fiscal year ended February 3, 1996("Fiscal 1996") to January 31, 1998 ("Fiscal 1998"), the Company's net sales increased at a compounded annual rate of 20%. Net income increased from $30,915,000 in Fiscal 1996 to $58,189,000 in Fiscal 1998. The operating results of Claire's Nippon Co., Ltd., which are accounted for under the equity method, are not part of the consolidated group of Claire's Stores, Inc. and therefore not included in the following analysis.

Fiscal 1998 Compared to Fiscal 1997

Net sales increased by $59,968,000, or 14%, to $500,152,000 in Fiscal 1998
compared to $440,184,000 for the year ended February 1, 1997 ("Fiscal 1997"). The increase for the period resulted primarily from the addition of a net 165 stores and same-store sales increases of 3%. The same-store sales increases were mainly attributable to an increase in the average transaction of 3.7% to $8.68 in Fiscal 1998 from $8.37 in Fiscal 1997. This increase was realized due to a 7.2% increase in the average unit retail price to $3.41 in Fiscal 1998 from Fiscal 1997's average unit retail price of $3.18. The increase in the average unit retail was offset by a decrease of 3.3% in the average units per transaction. In Fiscal 1998, the average units per transaction was 2.54 compared to 2.62 in Fiscal 1997.

Cost of sales, occupancy and buying expenses increased by $25,435,000, or 12%, to $233,451,000 in Fiscal 1998 compared to $208,016,000 in Fiscal 1997.
Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 46.7% for Fiscal 1998 compared to 47.3% for Fiscal 1997. The decrease as a percentage of sales was due to the Company increasing the total merchandise purchased directly from manufacturers overseas and utilizing the Company's ever increasing buying power to negotiate lower prices from vendors which resulted in higher maintained markups. These efforts resulted in a merchandise margin gain of approximately 70 basis points. This increase would have been more acute except for the effects of the employee strike at UPS, the Company's primary carrier used to ship merchandise from the Company's distribution center in Hoffman Estates, Illinois to our stores in the United States. Estimating the total cost of the strike to the Company is not possible, as lost sales cannot be quantified. However, the Company estimates the additional cost of transporting merchandise via other common carriers was approximately $1,000,000. Rent, rent support and the cost of the merchandising department, which are included in cost of sales and are relatively fixed in nature, increased 10 basis points as a percentage of sales from Fiscal 1998 compared to Fiscal 1997.

Selling, general and administrative ("SG&A") expenses increased by $16,365,000, or 11%, to $163,452,000 in Fiscal 1998 from the Fiscal 1997 level of $147,087,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately 32.7% in Fiscal 1998 compared to 33.4% in Fiscal 1997. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed expenses with the addition of 165 net stores.

Depreciation and amortization increased by $1,457,000, or 9%, to $17,216,000 in Fiscal 1998 from the Fiscal 1997 level of $15,759,000. The increase was primarily due to the investment in 221 new stores, and the remodeling of approximately 150 stores.

Due to the increase in cash levels and the absence of long-term debt, interest income exceeded interest expense in Fiscal 1998. In addition, the Company realized gains on certain investments. As a percentage of sales, interest income, net and other income, was 1.4% for Fiscal 1998 compared to
 .7% in Fiscal 1997. The Company had no debt in Fiscal 1998 and Fiscal 1997. The cash and cash equivalents, and short-term investments balance during Fiscal 1998 averaged approximately $103,117,000 compared to approximately $67,000,000 in Fiscal 1997.

Income taxes increased by $7,761,000 to $34,914,000 in Fiscal 1998 compared to $27,153,000 in Fiscal 1997. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.

Fiscal 1997 Compared to Fiscal 1996

Net sales increased by $95,303,000, or 28%, to $440,184,000 in Fiscal 1997
compared to $344,881,000 for Fiscal 1996. The increase for the period resulted primarily from the addition of a net 212 stores and same-store sales increases of 10%. The same-store sales increases were primarily due to the Company continuing to focus its merchandising strategy to its core customer - female teenagers. In addition, inventories were increased to offer a larger assortment of merchandise for sale and to meet the anticipated increase in customer demand.

Cost of sales, occupancy and buying expenses increased by $50,159,000, or 32%, to $208,016,000 in Fiscal 1997 compared to $157,857,000 in Fiscal 1996.
Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 47% for Fiscal 1997 compared to 46% for Fiscal 1996. The increase as a percentage of sales was due to a shift in merchandise sold and acquisitions made during the first half of Fiscal 1997. During Fiscal 1997, the Company reacted to changes in customer demand for its product. These changes included a shift in merchandise focus to accessories, which carries a lower gross margin, from jewelry. In Fiscal 1997, accessories were approximately 47% of total sales compared to 41% in Fiscal 1996. The remaining gross margin decline is attributable to store acquisitions. These acquisitions included 95 stores in the United States which operate under the trade names "The Icing", "Claire's Etc." and "Accessory Place" and 55 stores in the United Kingdom which operate under the trade name "Bow Bangles". The merchandise offered for sale by some of the stores operating in the United States includes approximately 25% apparel compared to the typical merchandise mix of an historical company-owned store that does not offer apparel for sale. Apparel is maintained in inventory at a lower initial markup and therefore typically realizes a lower gross margin. Also, the costs of rent and common area maintenance are higher in these stores. In addition, rent paid for our stores acquired in the United Kingdom is typically higher than rent paid per square foot in the United States. Cost of merchandise has also been higher in stores operating in the United Kingdom during the period.
This was due to the fact that at the time of acquisition, these stores were extremely low on inventory. Management decided to initially purchase merchandise locally which incurred a higher cost compared to purchasing directly from vendors overseas. However, the merchandise was available immediately for shipment compared to 60 days for purchases overseas. The merchandise orders that were made from vendors overseas were brought into the United Kingdom by air freight, greatly increasing the cost of merchandise.
The increase in cost of sales would have been more acute except for the same-store sales increase during the period which partially offset the effect of the lower margins realized in the acquired stores.

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

Depreciation and amortization increased by $790,000, or 5%, to $15,759,000 in Fiscal 1997 from the Fiscal 1996 level of $14,969,000. The increase was primarily due to the investment in 246 new stores, and the remodeling of approximately 100 stores. In addition, the Company continued to invest in management information systems. This included a new computerized "Pick-To-Light" inventory distribution system, merchandising software development which enhances our ability to focus on our customers' needs via micro marketing, development of an Internet web-site and upgrading the Company's AS/400 central computers.

Due to the increase in cash and cash equivalents, and short-term investment levels and the absence of long-term debt, interest income exceeded interest expense in Fiscal 1997. As a percentage of sales, interest income, net of interest expense, was .7% for Fiscal 1997 compared to .6% in Fiscal 1996.
The Company had no debt in Fiscal 1997 compared to $3,000,000 in Fiscal 1996. The cash and cash equivalents, and short-term investments balance during Fiscal 1997 averaged approximately $67,000,000 compared to approximately $44,400,000 in Fiscal 1996.

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

Year 2000

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause certain computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

The Company has, however, been assessing the impact that the Year 2000 issue will have on its computer systems since 1996, and in response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems.

Based on our work to date, and assuming that our project plans, which continue to evolve, can be implemented as planned, we believe future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth and earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

   The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
   Competitive product and pricing pressures. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings and sales growth.
   Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and environmental laws in domestic or foreign jurisdictions.
   Fluctuations in the cost and availability of raw materials to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships.
   The ability to achieve earnings forecasts, which are generated based on projected sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.
   The ability to penetrate new markets, which also depends on economic and political conditions.
   The effectiveness of our marketing and promotional programs.
   The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.
   Adverse weather conditions, which could affect customer shopping patterns.
   The ability of the Company and its suppliers to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue.
   Changes in consumer preferences for teen apparel and fashion accessories.

The foregoing list of important factors is not exclusive.

Liquidity and Capital Resources

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents, including short-term investments, totaled $132,435,000 at the end of Fiscal 1998.

Net cash provided by operating activities amounted to $77,320,000 in Fiscal 1998 compared to $58,323,000 in Fiscal 1997 and $28,749,000 in Fiscal 1996.
The Company's current ratio (current assets over current liabilities) was 4.3:1.0 for Fiscal 1998 and 3.5:1.0 for Fiscal 1997.

At the end of Fiscal 1998, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This facility matures on July 31, 1999.

At the end of Fiscal 1998, the Company increased its investment in inventories to $47,436,000, or 10%, from the Fiscal 1997 balance of $43,149,000. During this period inventory turnover remained constant at 3.0x consistent with Fiscal 1997. The increase in inventories is due to the Company operating 165 additional stores at the end of Fiscal 1998 compared to Fiscal 1997 - a 10% increase. Management believes inventories are appropriate given the increase in the number of stores and the level of sales currently being achieved.

During Fiscal 1998, the Company continued to expand and remodel its store base. Significant capital projects included the opening of 221 new stores and remodeling approximately 150 stores. Funds expended for capital improvements in Fiscal 1998 totaled $33,747,000 compared to $20,558,000 in Fiscal 1997 and $15,083,000 in Fiscal 1996. In the year ending January 30, 1999, capital expenditures are expected to be approximately $34,000,000 as the Company continues to invest in its store base, technology and plans to expand its distribution facility located in Hoffman Estates, Illinois to approximately 525,000 square feet from its present size of 247,000 square feet.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit line. The Company foresees no difficulty in maintaining its present financial condition and liquidity and the ability to finance its capital expenditure plans and other foreseeable future needs.

Earnings Per Share

In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 - "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 130 on the Company's consolidated financial position, results of operations or cash flows.

In 1997, the FASB issued SFAS No.131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 131 on the Company's consolidated financial position, results of operations or cash flows.



Item 7A. Quantitative and Qualitative Disclosures
        About Market Risk

Inapplicable


Item 8. Financial Statements and Supplementary Data         Page No.

Independent Auditors' Report                                   16

Consolidated Balance Sheets as of January 31, 1998 and
   February 1, 1997                                            17

Consolidated Statements of Income for
   the three fiscal years ended January 31, 1998               18

Consolidated Statements of Changes in Stockholders' Equity
   for the three fiscal years ended January 31, 1998           19

Consolidated Statements of Cash Flows for
   the three fiscal years ended January 31, 1998               20

Notes to Consolidated Financial Statements                     21-28

Selected Quarterly Financial Data (Unaudited)                  29

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1998 in conformity with generally accepted accounting principles.



/S/KPMG PEAT MARWICK LLP
Fort Lauderdale, Florida
March 27, 1998

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                             Jan. 31,       Feb. 1,
                                               1998          1997
ASSETS                                                (In thousands)
Current assets:
 Cash and cash equivalents                   $122,220      $ 83,475
 Short-term investments                        10,215         9,925
 Inventories                                   47,436        43,149
 Prepaid expenses and other current
  assets                                       18,582        14,434
      Total current assets                    198,453       150,983
Property and equipment:
 Land and building                              8,827         8,714
 Furniture, fixtures and equipment             96,944        76,634
 Leasehold improvements                        75,954        71,993
                                              181,725       157,341
 Less accumulated depreciation
  and amortization                           ( 94,185)     ( 84,660)
                                               87,540        72,681

Other assets                                   20,276        19,187
                                             $306,269      $242,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                      $ 17,959      $ 16,892
 Income taxes payable                          10,691         9,831
 Accrued expenses                              16,378        14,693
 Dividends payable                              1,466         1,450
      Total current liabilities                46,494        42,866

Deferred credits                                8,193         5,473

Stockholders' equity:
 Preferred stock, par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding 0 shares                   -             -
 Class A common stock, par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,904,745 shares and 2,921,068
  shares                                          145           146
 Common stock, par value $.05 per
  share; authorized 50,000,000 shares,
  issued 45,575,415 shares and 45,219,186
  shares                                        2,279         2,261
 Additional paid-in capital                    21,891        16,786
 Foreign currency translation adjustment     (    558)           61
 Retained earnings                            228,277       175,710
                                              252,034       194,964

 Treasury stock, at cost (109,882 shares)    (    452)     (    452)
                                              251,582       194,512

Commitments and contingencies
                                             $306,269      $242,851

See accompanying notes to consolidated financial statements.

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                              Fiscal Year Ended
                                      Jan. 31,     Feb. 1,       Feb. 3,
                                      1998         1997          1996
                                   (In thousands except per share amounts)

Net sales                          $   500,152  $   440,184   $   344,881
Cost of sales, occupancy and
 buying expenses                       233,451      208,016       157,857

   Gross profit                        266,701      232,168       187,024

Other expenses:
 Selling, general and
  administrative                       163,452      147,087       124,461
 Depreciation and amortization          17,216       15,759        14,969
 Interest income, net and
  other income                     (     7,070) (     2,961)  (     2,015)
                                       173,598      159,885       137,415

   Income before income taxes           93,103       72,283        49,609

Income taxes                            34,914       27,153        18,694

   Net income                      $    58,189  $    45,130   $    30,915

   Basic net income per share      $      1.21  $       .95   $       .66

   Diluted net income per share    $      1.19  $       .92   $       .65


See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Foreign
                Class A        Additional  Currency
                 Common Common  Paid-In  Translation Retained Treasury
                  Stock  Stock  Capital   Adjustment Earnings  Stock   Total
                                  (In thousands)
Balance,
 January 28, 1995$    66$  978 $   13,618  $(115     )$108,372 $(768) $122,151
Net income             -     -          -      -        30,915     -    30,915
Class A Common
   Stock converted
   to Common Stock    (2)    2          -      -             -     -         -
Stock options
   exercised           -    12      2,508      -             -     -     2,520
Cash dividends
   ($.053 per
   Common share
   and $.027 per
   Class A Common
   share)              -     -          -       -       (2,743)     -   (2,743)
Three-for-two stock
   split              32   496          -       -         (528)     -        -
Foreign currency
   translation
   adjustment          -     -          -      93            -      -       93
Balance,
 February 3, 1996     96 1,488     16,126     (22)     136,016   (768) 152,936
Net income             -     -          -       -       45,130      -   45,130
Class A Common
   Stock converted
   to Common Stock     1    (1)         -       -            -      -        -
Stock options
   exercised           -    26         60       -            -  4,558    4,644
Purchase of Treasury
   Stock               -     -          -       -            - (4,242)  (4,242)
Cash dividends
   ($.10 per
   Common share
   and $.05 per
   Class A Common
   share)              -     -          -       -       (4,639)     -   (4,639)
Three-for-two stock
   split              49   748          -       -         (797)     -        -
Tax benefit from
   exercised stock
   options             -     -        600       -            -      -      600
Foreign currency
   translation
   adjustment          -     -          -      83            -      -       83
Balance,
 February 1, 1997    146 2,261     16,786      61      175,710   (452) 194,512
Net income             -     -          -       -       58,189      -   58,189
Class A Common
   Stock converted
   to Common Stock    (1)    1          -       -            -      -        -
Stock options
   exercised           -    17      1,705       -            -      -    1,722
Cash dividends
   ($.12 per
   Common share
   and $.06 per
   Class A Common
   share)              -     -          -       -       (5,622)     -   (5,622)
Tax benefit from
   exercised stock
   options             -     -      3,400       -            -      -    3,400
Foreign currency
   translation
   adjustment          -     -          -    (619)           -      -     (619)
Balance,
 January 31, 1998 $  145$2,279 $   21,891 $  (558)    $228,277 $ (452)$251,582


See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Fiscal Year Ended
                                     Jan. 31,       Feb. 1,     Feb. 3,
                                       1998          1997         1996
                                                (In thousands)

Cash flows from operating activities:
 Net income                         $  58,189     $  45,130   $  30,915
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and amortization          17,216        15,759      14,969
 Deferred income taxes                     213     (     500)  (   1,526)
 Tax benefit from options                3,400             -           -
 Loss on retirement of property and
   equipment                             1,671         1,935       1,046
 Change in assets and liabilities:
 (Increase) in -
   Inventories                       (   4,287)    (  10,766)  (   8,053)
   Prepaid expenses and other assets (   5,414)    (   6,863)  (   9,708)
 Increase (decrease) in -
   Trade accounts payable                1,067         6,147   (     960)
   Income taxes payable                    860         3,631   (     700)
   Accrued expenses                      1,685         2,702       1,905
   Deferred credits                      2,720         1,148         861
 Net cash provided by operating
   activities                           77,320        58,323      28,749

Cash flows from investing activities:
 Acquisition of property and
   equipment which represents net
   cash used in investing activities (  33,747)    (  20,558)  (  15,083)
Cash flows from financing activities:
 Purchases of short-term investments,
   net                               (     290)    (   9,925)          -
 Principal payments on long-term deb         -             -   (   3,000)
 Proceeds from stock options exercised   1,687         1,638       2,520
 Dividends paid                      (   5,606)    (   4,174)  (   2,429)
 Purchase of treasury stock                  -     (   1,235)          -

 Net cash used in financing
   activities                        (   4,209)    (  13,696)  (   2,909)
Effect of foreign currency exchange
   rate changes on cash and cash
   equivalents                       (     619)           83          93
Net increase in cash and cash
   equivalents                          38,745        24,152      10,850

Cash and cash equivalents at
   beginning of year                    83,475        59,323      48,473

Cash and cash equivalents at
   end of year                       $ 122,220      $ 83,475   $  59,323

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

Fiscal Year - The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1998 and 1997 each consisted of 52 weeks. Fiscal year 1996 consisted of 53 weeks.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments - These investments consist of highly liquid debt instruments purchased with a maturity greater than three months but less than one year.

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

Net Income Per Share - Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (48,152,000 shares in Fiscal 1998, 47,591,000 shares in Fiscal 1997 and 47,025,000 shares in Fiscal 1996). Diluted net income per share includes the dilutive effect of stock options (49,062,000 shares in Fiscal 1998, 48,840,000 shares in Fiscal 1997 and 47,600,000 shares in Fiscal
1996). Options to purchase 105,000 and 562,500 shares of common stock, at prices ranging from $21.25 to $22.375 per share and $17.00 to $21.25 per share, respectively, were outstanding for the years ended January 31, 1998 and February 1, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal year.

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

Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

New Accounting Standards - In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will not have a material impact on our consolidated financial position, results of operations or cash flows.

The Company adopted SFAS No. 128, "Earning Per Share", in the fiscal year ending January 31, 1998. In accordance with SFAS No. 128, we have presented both basic net income per share and diluted net income per share in our financial statements. Earnings per share for all periods have been restated to reflect the provisions of this statement.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform with the Fiscal 1998 presentation.

2.  CREDIT FACILITIES

The Company has an unsecured revolving line of credit of $10 million with a bank for letters of credit and working capital needs. Interest on the outstanding balance is at the bank's prime rate. The credit agreement matures on July 31, 1999. At January 31, 1998 and February 1, 1997, no borrowings were outstanding under this line of credit.

The bank credit agreement contains various restrictive covenants which include, among other things, the requirement to maintain minimum tangible net worth, restrictions on fixed asset additions, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

3.  INCOME TAXES

Income taxes consist of the following:

                                  Fiscal Year Ended
                               Jan. 31,  Feb. 1,   Feb. 3,
                                1998      1997      1996
                                     (In thousands)
Federal:
 Current                       $27,638       $24,121        $17,619
 Deferred                          191          (448)        (1,364)
                                27,829        23,673         16,255
State:
 Current                         3,563         2,907          2,151
 Deferred                           22           (52)          (162)
                                 3,585         2,855          1,989
Foreign:
 Current                         3,500           625            450
                               $34,914       $27,153        $18,694

The approximate tax effect on each type of significant temporary difference for which the asset is included in prepaid expenses and other current assets and other assets on the accompanying balance sheets is as follows:

                               Deferred Tax Consequences at January 31, 1998
                                             (In thousands)

                               Assets           Liabilities          Total
Depreciation                   $3,453          $    -                $3,453
Accrued expenses                1,742               -                 1,742
Deferred rent                   1,619               -                 1,619
Other                             304               -                   304
                               $7,118          $    -                $7,118

                               Deferred Tax Consequences at February 1, 1997

                               Assets           Liabilities          Total
Depreciation                   $3,826          $    -                $3,826
Accrued expenses                1,979               -                 1,979
Deferred rent                   1,345               -                 1,345
Other                             181               -                   181
                               $7,331          $    -                $7,331


The provision for income taxes differs from an amount computed at the statutory rates as follows:

                             Jan. 31,              Feb. 1,           Feb. 3,
                               1998                 1997              1996
   Income taxes at
    statutory rates             35%                  35%               35%
   State income taxes,
    net of federal tax
    benefit                      3                    3                 3
                                38%                  38%               38%



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

5.  STOCK OPTIONS

In August 1996, the Board of Directors of the Company adopted, and on June 16, 1997 the Company's stockholders approved, the Claire's Stores, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan replaced the Company's 1991 Stock Option Plan (the "1991 Plan"), which had replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under such plans remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 3,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 500,000, and no stock option may be exercised less than one year after the date granted. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

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

At January 31, 1998, options to purchase 43,750, 63,000 and 461,025 shares of Common Stock were exercisable under the 1982 Plan, 1985 Plan and 1991 Plan, respectively. No options were exercisable under the 1996 Plan as of January 31, 1998. Options to purchase an additional 6,250, 7,875, 819,242 and 65,000 shares were outstanding, but not yet exercisable, at January 31, 1998 under the 1982 Plan, 1985 Plan, 1991 Plan and 1996 Plan, respectively. There were 3,494,966 shares of Common stock available for future option grants under the 1996 Plan at January 31, 1998.

The weighted average exercise price of options under the 1982 Plan, 1985 Plan and 1991 Plan as of January 31, 1998 was $6.11, $5.70 and $10.73,
respectively, compared to $6.11, $5.70 and $9.86 under the 1982 Plan, 1985 Plan and 1991 Plan, respectively as of February 1, 1997. The weighted average exercise price of options under the 1996 Plan was $21.64. No options were outstanding under the 1996 Plan as of February 1, 1997.

The per share weighted average fair value of stock options granted during the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 was $21.64, $8.74 and $3.63, respectively.

Transactions and other information relating to the 1982 Plan, 1985 Plan, 1991 Plan and the 1996 Plan are summarized as follows:

                   1982 Plan  1985 Plan    1991 Plan  1996 Plan    Range of
                   Number of  Number of    Number of  Number of  option price
                    shares     shares       shares      shares     per share

Outstanding,
January 28, 1995     241,763    303,750    1,239,468         -  $2.89 -  7.22
  Granted                  -          -      866,250         -   5.39 -  8.72
  Exercised        (  23,625) ( 225,000)  (  294,638)        -   3.11 -  7.22
  Canceled         (  63,450)         -   (   16,593)        -   5.11 -  7.72
Outstanding,
February 3, 1996     154,688     78,750    1,794,487         -   2.89 -  8.72
 Granted                   -          -      600,000         -  10.17 - 21.25
 Exercised         (  92,813)         -   (  320,948)        -   2.89 -  8.72
 Canceled          (   5,625)         -   (    1,125)        -   5.22 -  5.22
Outstanding,
February 1, 1997      56,250     78,750    2,072,414         -   3.11 - 21.25
 Granted                   -          -            -    65,000  17.75 - 22.38
 Exercised                 -          -   (  300,531)        -   3.11 - 11.75
 Canceled          (   6,250) (   7,875)  (  491,614)        -   5.11 - 21.25
Outstanding,
January 31, 1998      50,000     70,875    1,280,269    65,000   4.67 - 22.38


At January 31, 1998, the weighted-average remaining contractual life of outstanding options was 2.17 years, 2.12 years, 6.34 years and 8.80 years for the 1982 Plan, 1985 Plan, 1991 Plan and 1996 Plan, respectively.

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                   Fiscal Year Ended
                                               1998        1997         1996
Net income - as reported                     $58,189     $45,130      $30,915
Net income - pro forma                        57,821      44,413       30,628
Diluted net income per share - as reported      1.19         .92          .65
Diluted net income per share - pro forma        1.18         .91          .64


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                          1998         1997 and 1996
Expected dividend yield                    .62%              .67%
Expected stock price volatility          36.21%            38.05%
Risk-Free interest rate                   6.00%             6.50%
Expected life of options           4.5 and 9.5 years    4.5 and 9.5 years


6.  EMPLOYEE BENEFIT PLAN

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 1998, Fiscal 1997 and Fiscal 1996, the cost of Company matching contributions was $381,000, $378,000 and $295,000, respectively. The Company does not have any post-employment or post-retirement benefit plans other than above.

7.  COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2025 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 31, 1998 was as follows:

                                     1998        1997          1996
                                            (In thousands)
 Minimum rentals                   $59,783      $52,553      $41,391
 Rentals based on net sales          1,641        1,546          782
 Other rental expense-equipment     10,534        9,286        9,013
      Total rental expense         $71,958      $63,385      $51,186


Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows:

                              (In thousands)
           1999                   $ 74,721
           2000                     69,178
           2001                     61,378
           2002                     53,494
           2003                     46,519
           Thereafter              160,862
                                  $466,152


Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments.

In November 1997, the Company entered into commitments for capital expenditures of approximately $6,000,000 for the manufacture of store fixtures and furnishings. The fixtures and furnishings are to be used for new stores and the refurbishment of existing stores. It is expected that such improvements will be completed during Fiscal 1999.

8.  STATEMENTS OF CASH FLOWS

Payments of income taxes were $30,441,000 in Fiscal 1998, $24,022,000 in Fiscal 1997 and $20,883,000 in Fiscal 1996. Payments of interest were $201,000 in Fiscal 1998, $89,000 in Fiscal 1997 and $340,000 in Fiscal 1996.

9.  RELATED PARTY TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 31,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Vice Presidents of Claire's. The lease provides for the payment by the Company of annual base rent of approximately $518,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building.

10. OPERATIONS IN GEOGRAPHIC AREAS

Information about the Company's operations by geographic area is as follows
(in thousands):
                                         Fiscal Year Ending
                                  1998          1997       1996
Net sales:
      United States              $445,175     $407,452     $333,025
      Canada                       21,425       17,273       11,856
      United Kingdom               33,552       15,459            -
Total net sales                  $500,152     $440,184     $344,881

Operating income:
      United States              $ 92,435     $ 81,990     $ 60,882
      Canada                        3,562        2,246        1,681
      United Kingdom                7,252          845            -
Total operating income            103,249       85,081       62,563

Depreciation                       17,216       15,759       14,969
Interest income, net and
 other income                    (  7,070)    (  2,961)    (  2,015)

Income before income taxes       $ 93,103     $ 72,283     $ 49,609

Identifiable assets:
      United States              $144,628     $131,696     $146,197
      Canada                       11,231        6,521        6,151
      United Kingdom               17,896        5,760            -
      Corporate                   132,514       98,874       35,434
Total assets                     $306,269     $242,851     $187,782


Identifiable assets are those assets that are identified with the operations in each geographic area. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets.

11.  SUBSEQUENT EVENT

In October 1997, the Company announced the signing of a letter of intent, and in March 1998, the Company signed a merger agreement with Lux Corporation, a closely held specialty apparel chain operating under the name of "Mr. Rags". The stores specialize in selling teen unisex clothing and accessories. The transaction is structured as a merger under which the Company will issue approximately 2,000,000 shares of common stock in exchange for the common stock of Lux Corporation. It is expected that the acquisition will be accounted for as a pooling of interests business combination. As a result of the acquisition, Lux Corporation will become a subsidiary of the Company. Completion of the acquisition, which is expected to occur during the second quarter of the fiscal year ending January 30, 1999, is contingent on customary conditions, including governmental approval.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)



                                  Fiscal Year Ended January 31, 1998
                              1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                 (In thousands except per share amounts)
Net sales                    $108,029  $116,605  $113,448  $162,070  $500,152
Gross profit                   54,423    60,315    58,537    93,426   266,701
Net income                      8,153    10,482    10,625    28,929    58,189

Basic net income
 per share (1)               $    .17  $    .22  $    .22  $    .60  $   1.21

Diluted net income
 per share (1)               $    .17  $    .21  $    .22  $    .59  $   1.19


                                  Fiscal Year Ended February 1, 1997
                              1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                (In thousands except per share amounts)
Net sales                    $ 92,382  $100,719  $102,645  $144,438  $440,184
Gross profit                   47,777    52,328    52,319    79,744   232,168
Net income                      6,650     7,891     7,578    23,010    45,130

Basic net income
 per share (1)               $    .14  $    .17  $    .16  $    .48  $    .95

Diluted net income
 per share (1)               $    .14  $    .16  $    .15  $    .47   $   .92


(1) In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Inapplicable.

                                  PART III

Items 10,11,12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation ; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report.
                                                                   Page No.

 1.   Financial Statements

      Independent Auditors' Report                                    16
      Consolidated Balance Sheets as of January 31, 1998 and
       February 1, 1997                                               17
      Consolidated Statements of Income for the three
       fiscal years ended January 31, 1998                            18
      Consolidated Statements of Changes in Stockholders'
       Equity for the three fiscal years ended January 31, 1998       19
      Consolidated Statements of Cash Flows
       for the three fiscal years ended January 31, 1998              20
      Notes to Consolidated Financial Statements                      21-28

 2.   Financial Statement Schedules

      All schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

 3.   Exhibits

      (2) Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998.

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

      (10)(c) 1991 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1991 Annual Meeting of Stockholders, Commission File No. 1-8899).

      (10)(d) 1996 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1997 Annual meeting of stockholders, Commission File No. 1-8899).

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

      (10)(i) Second addendum to office lease dated January 30, 1997 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

      (10)(j) Lease between Chancellory Commons I Limited Partnership and Claire's Boutiques, Inc. dated August 31, 1990
                  (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on form 10-K for the fiscal year ended February 1, 1992).

      (21)        Subsidiaries of the Company.

      (23) Consent of KPMG Peat Marwick LLP relating to the Company's Registration Statement on Form S-8 (Commission File No. 333-42027).

      (27)        Financial Data Schedule of the Company

                  Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibits nos. 10(a), 10(b), 10(c), 10(d) and 10(e).

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

                                 CLAIRE'S STORES, INC.



                                 By /S/Rowland Schaefer
                                 Rowland Schaefer
                                 President and Chairman
                                 of the Board of Directors

April 8, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 1998.


/S/ Rowland Schaefer              President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

/S/ Marla Schaefer                Vice Chairman of the Board of Directors
Marla Schaefer


/S/ Ira D. Kaplan                 Senior Vice President, Chief Financial
Ira D. Kaplan                     Officer and Treasurer
                                  (Principal Financial and Accounting Officer)


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

                                  CLAIRE'S STORES, INC.



                                  By
                                  Rowland Schaefer
                                  President and Chairman
                                  of the Board of Directors

April 8, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 1998.


                                  President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

                                  Vice Chairman of the Board of Directors
Marla Schaefer


                                  Senior Vice President, Chief Financial
Ira D. Kaplan                     Officer and Treasurer
                                  (Principal Financial and Accounting Officer)


                                  Director
Harold E. Berritt


                                  Director
Fred D. Hirt


                                  Director
Bruce G. Miller


                                  Director
Sylvia Schaefer