Form 10-K/A
period 1998-01-31
CLAIRES STORES INC
filed 1998-04-16
CIK 34115

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

      (21)        Subsidiaries of the Company.

      (23) Consent of KPMG Peat Marwick LLP relating to the Company's Registration Statement on Form S-8 (Commission File No. 333-42027).

      (27)        Financial Data Schedule of the Company.

      (27)(a) Financial Data Schedule of the Company as amended for fiscal year ended February 1, 1997 filed herewith.

      (27)(b) Financial Data Schedule of the Company as amended for fiscal year ended February 3, 1996 filed herewith.

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