Form 10-Q
period 1998-05-02
CLAIRES STORES INC
filed 1998-06-16
CIK 34115

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended May 2. 1998
                     OR

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


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 1998 was 47,877,353 and 2,899,620, respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at May 2, 1998 and
          January 31, 1998.                                  3

     Consolidated Statements of Income for the Three Months
          Ended May 2, 1998 and May 3, 1997.                 4

     Consolidated Statements of Cash Flows for the Three
          Months Ended May 2, 1998 and May 3, 1997.          5

     Notes to Condensed Consolidated Financial Statements    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                    7-8

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds     9

     Item 6.   Exhibits and Reports on Form 8-K              9

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   May 2,           Jan. 31,
ASSETS                                             1998               1998(1)
Current assets:                                         (In thousands)
 Cash and cash equivalents                        $114,019           $122,491
 Short-term investments                             10,142             10,215
 Inventories                                        59,813             52,437
 Prepaid expenses and other current
   assets                                           17,906             19,055
      Total current assets                         201,880            204,198

Property and equipment:
 Land and building                                   8,844              8,827
 Furniture, fixtures and equipment                 106,575            100,976
 Leasehold improvements                             83,851             80,575
                                                   199,270            190,378
 Less accumulated depreciation and
  amortization                                    (101,783)           (97,810)
                                                    97,487             92,568

Other assets                                        20,705             20,301
                                                  $320,072           $317,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                           $ 22,072           $ 20,065
 Income taxes payable                                6,542             10,691
 Accrued expenses                                   14,886             17,442
 Dividends payable                                   2,025              1,466
      Total current liabilities                     45,525             49,664

Long-term debt                                           -              1,600
Deferred credits                                     9,258              8,545

Stockholders' equity:
 Preferred stock par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding 0 shares                        -                  -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,900,602 shares and 2,904,745
  shares                                               145                145
 Common stock par value $.05 per
  share; authorized 50,000,000 shares,
  issued 47,865,121 shares and 47,645,701
  shares                                             2,393              2,296
 Additional paid-in capital                         22,250             22,139
 Accumulated other comprehensive income               (263)              (558)
 Retained earnings                                 241,216            233,688
                                                   265,741            257,710
  Treasury stock, at cost, 109,882 share              (452)              (452)
                                                   265,289            257,258
Commitments and contingencies
                                                  $320,072           $317,067


(1) Restated to reflect the merger with Lux Corporation.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED
                           MAY 2, 1998 AND MAY 3, 1997
                                   (Unaudited)


                                               THREE MONTHS ENDED

                                               May 2,              May 3,
                                                1998               1997(1)
                                      (In thousands, except per share amounts)
Net sales                                     $132,962           $114,381
Cost of sales, occupancy and
 buying expenses                                66,108             57,975

   Gross profit                                 66,854             56,406

Other expenses:
 Selling, general and
  administrative                                47,768             39,533
 Depreciation and amortization                   4,917              4,223
 Interest income, net and
  other income                                  (1,610)            (1,132)
                                                51,075             42,624

   Income before income taxes                   15,779             13,782
Income taxes                                     5,838              5,168

   Net income                                    9,941              8,614

Other comprehensive income, net of tax             186                (93)

   Comprehensive income                       $ 10,127           $  8,521

   Basic net income per share                 $    .20           $    .17

   Diluted net income per share               $    .19           $    .17

Dividends per common share                    $    .04           $    .03

Dividends per class A common share            $    .02           $   .015

Average common shares outstanding - Basic       50,449             50,112

Average common shares outstanding - Diluted     51,361             51,008

(1) Restated to reflect the merger with Lux Corporation.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                           MAY 2, 1998 AND MAY 3, 1997
                                   (Unaudited)
                                                     Three Months Ended
                                                       (In thousands)
                                                  May 2,           May 3,
                                                   1998             1997(1)

Cash flows from operating
 activities:
  Net income                                     $  9,941         $  8,614
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization                   4,916            4,223
    Tax benefit from options                          102
    Loss on retirement of property
      and equipment                                   254              423
    Changes in assets and
      liabilities:
   (Increase) decrease in -
     Inventories                                   (7,376)           2,226
     Prepaid expenses and other
      assets                                          756              626
   Increase (decrease) in -
     Trade accounts payable                         2,006             (602)
     Income taxes payable                          (4,149)          (4,670)
     Accrued expenses                              (2,556)            (617)
     Deferred credits                                 713              629

   Net cash provided by
     operating activities                           4,607           10,852

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net cash
   used in investing activities                   (10,089)          (6,328)

Cash flows from financing activities:
  Principal (payments) borrowings on debt          (1,600)             500
  Sales of short-term
   investments, net                                    73                -
  Proceeds from stock options exercised               105              171
  Dividends paid                                   (1,863)          (1,399)

   Net cash used in financing
    activities                                     (3,285)            (728)

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                         295             (147)

Net increase (decrease) in cash and
  cash equivalents                                 (8,472)           3,649

Cash and cash equivalents at beginning
  of period                                       122,491           94,335

Cash and cash equivalents at end of period       $114,019         $ 97,984


(1) Restated to reflect the merger with Lux Corporation.


                 CLAIRE'S STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 31, 1998 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

2.  The Company adopted Statement of Financial Accounting Standards ("SFAS")
    No. 128, "Earnings per share", in the fiscal year ended January 31, 1998.
    In accordance with SFAS 128, both basic net income per share and diluted net income per share have been presented in the financial statements. Earnings per share for all periods have been restated to reflect the provision of this statement. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common
    Stock outstanding during the period (50,449,000 shares for the three months ended May 2, 1998 and 50,112,000 shares for the three months ended May 3, 1997). Diluted net income per share includes the dilutive effect of stock options (51,361,000 shares for the three months ended May 2, 1998 and 51,008,000 shares for the three months ended May 3, 1997).
    Options to purchase 78,000 and 562,500 shares of common stock, at prices ranging from $21.25 to $22.88 per share and $17.92 to $21.25 per share, respectively, were outstanding for the quarters ended May 2, 1998 and May 3, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3. Effective February 1, 1998, the Company adopted the SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statement items. The Company's total comprehensive income consists of foreign currency translation adjustments.

4. In April 1998, the Company completed its acquisition of Lux Corporation ("Lux"), a closely held specialty apparel chain operating under the name of "Mr. Rags", in a stock-for-stock merger. The stores specialize in selling teen unisex clothing and accessories. In connection with the merger, the Company issued 2,070,286 shares of common stock in exchange for all the outstanding common stock of Lux. The merger has been accounted for as a pooling of interests business combination. Accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to include the accounts of Lux as if the companies had combined at the beginning of the first period presented. Net sales and net income of the separate entities for the periods preceding the merger are as follows:


                                                    Net Sales  Net Income
                                                       (In thousands)
    Three months ended May 2, 1998:
        Claire's Stores, Inc. and subsidiaries      $123,775    $ 9,584
        Lux Corporation                                9,187        357
        Combined                                    $132,962    $ 9,941
    Three months ended May 3, 1997:
        Claire's Stores, Inc. and subsidiaries      $108,029  $   8,153
        Lux Corporation                                6,352        461
        Combined                                    $114,381  $   8,614


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The analysis below takes into account that prior year's balances have been restated to reflect the merger with Lux as more fully described in note 4 to the condensed consolidated financial statements.

Net sales for the three months ended May 2, 1998 increased approximately 17% over the comparable period ended May 3, 1997. The increase for the period resulted primarily from the addition of a net 221 stores and sales from the Company's initial distribution of its Just Nikki, Inc.'s catalogue operations. Same-store sales were flat for the quarter. Management believes this was due to a lack of a popular fashion trend.

Cost of sales, occupancy and buying expenses increased 14% for the three months ended May 2, 1998 over the comparable period ended May 3, 1997.
The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 49.7% for the three months ended May 2, 1998 compared to 50.7% for the three months ended May 3, 1997. The decrease as a percentage of sales was due to the Company increasing the total merchandise purchased directly from manufacturers overseas and utilizing the Company's ever increasing buying power to negotiate lower prices from vendors which resulted in higher maintained markups. These efforts resulted in a merchandise margin gain of approximately 130 basis points. Rent, rent support and the cost of the merchandising department, which are included in cost of sales and are relatively fixed in nature, decreased 30 basis points as a percentage of sales from Fiscal 1998 compared to Fiscal 1997 due to the flat same-store sales discussed above.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three months ended May 2, 1998 was 35.9% compared to 34.6% for the comparable period ended May 3, 1997. The increase in SG&A as a percentage of sales is primarily attributable to the cost associated with the launch of the Company's Just Nikki, Inc.'s catalogue operations and one time costs associated with the merger with Lux. During the quarter ended May 2, 1998, Just Nikki, Inc. distributed two editions of its Just Nikki :) catalogue. Total distribution of catalogues during the quarter was approximately 1,500,000. The revenues generated at these distribution levels do not adequately leverage the cost of developing, printing, distributing and merchandising the catalogue. Management's decision to distribute the catalogue at these levels was to limit the Company's exposure if the catalogue was not accepted by the consumer.

Depreciation and amortization as a percentage of sales was approximately 3.7% for each of the three months ended May 2, 1998 and three months ended May 3, 1997. These expenses as a percentage of sales have been increasing. These increases are due to higher costs of fixturing and constructing the Company's prototype Icing and Claire's Etc. stores.

Interest income, net of interest expense, totaled $1,610,000 for the three month period ended May 2, 1998 compared to $1,132,000 for the comparable period ended May 3, 1997. This increase was primarily due to the increase in the average cash and cash equivalents and short-term investments balance to $129,200,000 during the three months ended May 2, 1998 compared to $95,200,000 during the same period ended May 3, 1997.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $8,472,000 for the three months ended May 2, 1998 due to net cash used for the acquisition of property and equipment totaling $10,089,000, the payment of dividends of $1,863,000 and principal payments on debt of $1,600,000. These cash expenditures were offset by net cash provided by operating activities of $4,607,000 and the proceeds from stock options exercised totalling $105,000.

Inventory at May 2, 1998 increased 14% compared to the inventory balance at the end of the Company's January 31, 1998 fiscal year. The increase is mainly attributable to management's decision to expedite merchandise receipts
into the first quarter.   Merchandise receipts during the second quarter
ending August 1, 1998 are planned lower than the prior year. Management believes that inventory will be at levels which will more closely mirror sales expectations.

The Company opened 75 stores in the three months ended May 2, 1998 and remodeled 21 stores.

At May 2, 1998, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1999. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

Special Note Regarding Forward-Looking Statements

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements in the Company's Annual Report on Form 10-K for the year ended January 31, 1998, and that statement is hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.

                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     On April 29, 1998, the Company issued 2,070,286 shares of its common stock in exchange for all of the outstanding common stock of Lux pursuant to the companies' stock-for-stock merger. The issuance was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          Not applicable

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: June 16, 1998                      /s/ Ira D. Kaplan
                                        Ira D. Kaplan
                                        Senior Vice President,
                                        Chief Financial  Officer and
                                        Treasurer

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

                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: June 16, 1998                     Ira D. Kaplan
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

                                        (Mr. Kaplan is the Senior Vice
                                        President, Chief Financial Officer
                                        and Treasurer and has been duly
                                        authorized to sign on behalf of the
                                        registrant)