Form 10-Q
period 1998-08-01
CLAIRES STORES INC
filed 1998-09-15
CIK 34115

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended           August 1, 1998
                                OR

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 31, 1998 was 47,889,150 and 2,896,260 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at August 1, 1998 and
          January 31, 1998.                                            3

     Consolidated Statements of Income for the Three and Six
          Months Ended August 1, 1998 and August 2, 1997.              4

     Consolidated Statements of Cash Flows for the Six Months
          Ended August 1, 1998 and August 2, 1997.                     5

     Notes to Condensed Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                              7-8

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders     9

                    Item 6.   Exhibits and Reports on Form 8-K

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                 Aug. 1,          Jan.31,
ASSETS                                            1998             1998(1)
Current assets:                                       (In thousands)
 Cash and cash equivalents                      $107,552         $122,491
 Short-term investments                           16,315           10,215
 Inventories                                      69,163           52,437
 Prepaid expenses and other current
   assets                                         20,446           19,055
      Total current assets                       213,476          204,198

Property and equipment:
 Land and buildings                               10,139            8,827
 Furniture, fixtures and equipment               110,486          100,976
 Leasehold improvements                           85,304           80,575
                                                 205,929          190,378
 Less accumulated depreciation and
  amortization                                  (105,434)         (97,810)
                                                 100,495           92,568

Other assets                                      21,467           20,301
                                                $335,438         $317,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                         $ 25,195         $ 20,065
 Income taxes payable                              6,663           10,691
 Accrued expenses                                 16,113           17,442
 Dividends payable                                    55            1,466
      Total current liabilities                   48,026           49,664

Long-term debt                                         -            1,600
Deferred credits                                   9,698            8,545

Stockholders' equity:
 Preferred stock par value $1.00 per
   share; authorized 1,000,000 shares,
   issued and outstanding 0- shares                    -                -
 Class A common stock par value $.05 per
   share; authorized 20,000,000 shares,
   issued 2,896,951 and 2,904,745 shares             145              145
 Common stock par value $.05 per share;
   authorized 150,000,000 shares, issued
   47,888,459 and 47,645,701 shares                2,394            2,296
 Additional paid-in capital                       22,396           22,139
 Accumulated other comprehensive income             (706)            (558)
 Retained earnings                               253,937          233,688
                                                 278,166          257,710
 Treasury stock, at cost, 109,882 shares            (452)            (452)
                                                 277,714          257,258
Commitments and contingencies
                                                $335,438         $317,067

(1) Restated to reflect the merger with Lux Corporation.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                        AUGUST 1, 1998 AND AUGUST 2, 1997
                                   (Unaudited)
                                          Three Months Ended                      Six Months Ended
                               (In thousands, except per share amounts)
                            Aug. 1,       Aug. 2,       Aug. 1,      Aug. 2,
                             1998          1997(1)       1998         1997(1)

Net sales                  $151,429      $124,242      $284,391     $238,623
Cost of sales, occupancy
 and buying expenses         75,442        61,393       141,550      119,368

 Gross profit                75,987        62,849       142,841      119,255

Other expenses:
 Selling, general and
  administrative             51,920        42,444        99,688       81,977
 Depreciation and
  amortization                5,402         4,353        10,319        8,576
 Interest income, net        (1,547)       (1,215)       (3,157)     ( 2,347)
                             55,775        45,582       106,850       88,206
 Income before income
  taxes                      20,212        17,267        35,991       31,049
Income taxes                  7,481         6,475        13,319       11,643

 Net income                  12,731        10,792        22,672       19,406

Other comprehensive income,
 net of tax:
   Foreign currency
       translation adjustments (529)          (16)         (343)        (109)
   Unrealized gains on
    securities                  250             -           250            -

Comprehensive income       $ 12,452      $ 10,776      $ 22,579     $ 19,297

 Basic net income per
  share                    $    .25      $    .22      $    .45     $    .39

 Diluted net income per
  share                    $    .25      $    .21      $    .44     $    .38

Dividends per common
 share                     $    .04      $    .03      $    .08     $    .06

Dividends per Class A
 common share              $    .02      $   .015      $    .04     $    .03

Average common shares
 outstanding - Basic         50,668        50,150        50,573       50,133

Average common shares
 outstanding - Diluted       51,123        51,098        51,111       51,055


(1) Restated to reflect the merger with Lux Corporation.

                      CLAIRE'S STORES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                        AUGUST 1, 1998 AND AUGUST 2, 1997
                                   (Unaudited)
                                                 Six Months Ended
                                                  (In thousands)
                                              Aug 1,           Aug 2,
                                               1998             1997(1)
Cash flows from operating activities:
  Net income                                $ 22,672        $ 19,406
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization             10,319           8,576
    Tax benefit from options                     102               -
    Loss on retirement of property
      and equipment                              606             742
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                             (16,726)         (4,215)
     Prepaid expenses and other assets        (2,557)         (1,376)
   Increase (decrease) in -
     Trade accounts payable                    5,130           1,592
     Income taxes payable                     (4,028)         (8,367)
     Accrued expenses                         (1,329)          1,743
     Deferred credits                          1,154           1,033

   Net cash provided by
     operating activities                     15,343          19,134

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net cash
   used in investing activities              (18,852)        (12,269)

Cash flows from financing activities:
  Principal (payments) borrowings on debt     (1,600)          1,300
  Purchases of short-term investments, net    (5,705)              -
  Proceeds from stock options exercised          253             503
  Dividends paid                              (3,834)         (2,798)

   Net cash used in financing
    activities                               (10,886)           (995)

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                   (544)           (173)

Net increase (decrease) in cash and
  cash equivalents                           (14,939)          5,697

Cash and cash equivalents at beginning
  of period                                  122,491          94,335

Cash and cash equivalents at end of period  $107,552        $100,032

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

    2. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share", in the fiscal year ended January 31, 1998. In accordance with SFAS 128, both basic net income per share and diluted net income per share have been presented in the financial statements. Earnings per share for all periods have been restated to reflect the provision of this statement. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period ( 50,688,000 and 50,573,000 shares for the three months and six months ended August 1, 1998, respectively and 50,150,000 and 50,133,000 shares for the three months and six months ended August 2, 1997, respectively). Diluted net income per share includes the dilutive effect of stock options (51,123,000 and 51,111,000 shares for the three months and six months ended August 1, 1998, respectively and 51,098,000 and 51,055,000 shares for the three and six months ended August 2, 1997, respectively). Options to purchase 116,667 and 72,500 shares of common stock, at prices ranging from $21.25 to $22.88 per share and $19.73 to $21.25 per share, respectively, were outstanding for the three months and six months ended August 1, 1998 and August 2, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal period.

    3. Effective February 1, 1998, the Company adopted the SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statement items.

    4. In April 1998, the Company completed its acquisition of Lux Corporation ("Lux"), a closely held specialty apparel chain operating under the name of "Mr. Rags," in a stock-for-stock merger. The stores specialize in selling teen unisex clothing and accessories. In connection with the merger, the Company issued 2,070,286 shares of common stock in exchange for all the outstanding common stock of Lux. The merger has been accounted for as a pooling of interests business combination. Accordingly, the accompanying unaudited consolidated financial statements have been restated to include the accounts of Lux as if the companies had combined at the beginning of the first period presented. Prior to the merger, Lux's fiscal year ended on November 30. In recording the business combination, Lux's prior year financial statements have been restated to conform with the company's fiscal year end.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The analysis below takes into account that prior year's balances have been restated to reflect the pooling of interests with Lux as if the companies had combined at the beginning of the first period presented. For a further discussion of this transaction, see Note 4 to the Company's unaudited consolidated financial statements herein.

Net sales for the three and six months ended August 1, 1998 increased approximately 22% and 19%, respectively, compared to the comparable periods ended August 2, 1997. The increases for the periods resulted primarily from the addition of a net 225 stores, same-store sales increases of 3% and 2% in the three and six month periods ended August 1, 1998 and sales from the Company's Just Nikki, Inc.'s catalog operations which did not exist during the same periods last year. The same-store sales increases were primarily due to increases in the number of transactions per store and the average retail price per transaction.

Cost of sales, occupancy and buying expenses increased 23% and 19%, respectively, for the three and six months ended August 1, 1998 over the comparable periods ended August 2, 1997. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 49.8% for the three months ended August 1, 1998 compared to 49.4% for the three months ended August 2, 1997. This increase as a percentage of sales was due to a more aggressive promotional strategy for the three and six months ended August 1, 1998 compared to the comparable periods ended August 2, 1997 and continuing changes in the merchandise product mix offered for sale. For the six months ended August 1, 1998, these expenses as a percentage of sales decreased to 49.8% compared to 50.0% for the six months ended August 2, 1997. The decrease as a percentage of sales was due to the Company increasing the total merchandise purchased directly from manufacturers overseas and utilizing the Company's ever increasing buying power to negotiate lower prices from vendors which resulted in higher maintained markups which was partially offset by the promotional strategy and product mix changes discussed above.

Selling, general and administrative expense (S,G&A), as a percentage of sales for the three and six months ended August 1, 1998 were 34.3% and 35.1%, respectively, compared to 34.2% and 34.4%, respectively, for the comparable periods ended August 2, 1997. Although S,G&A remained comparable for the three month period, S,G&A as a percentage of sales increased for the six month period. This increase was primarily attributable to the costs associated with the launch of the Company's Just Nikki, Inc.'s catalog operations.

Depreciation and amortization as a percentage of sales was approximately 3.6% for the three and six months ended August 1, 1998, which was comparable to the three and six months ended August 2, 1997.

Due to the increase in cash levels, interest income, net of interest expense, totaled $1,547,000 and $3,157,000 for the three and six month periods ended August 1, 1998, respectively, compared to interest income, net of interest expense, of $1,215,000 and $2,347,000 for the three and six month periods ended August 2, 1997, respectively. Invested cash during the three and six months ended August 1, 1998 averaged approximately $115,088,000 and $121,582,000, respectively. During the three and six months ended August 2, 1997, invested cash averaged approximately $97,437,000 and $96,560,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $14,939,000 for the six months ended August 1, 1998 due to net cash used in the acquisition of property and equipment totaling $18,852,000, the payment of dividends of $3,834,000, the purchase of short-term investments of $5,705,000 and the payment of long-term debt of $1,600,000. These were offset by net cash provided by operating activities of $15,343,000 and the proceeds from stock options exercised totaling $253,000.

Inventory at August 1, 1998 increased 32% compared to the inventory balance at the end of the Company's January 31, 1998 fiscal year. The increase is mainly attributable to the increase in the number of stores and the inventory buildup for the back-to-school selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 131 stores in the six months ended August 1, 1998 and remodeled 32 stores.

At August 1, 1998, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1999. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.


Special Note Regarding Forward-Looking Statements

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statementsare set forth in the safe harbor compliance statement for forward-looking statements in the Company's Annual Report on Form 10-K for the year ended January 31, 1998, and that statement is hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.

                                PART II


Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual meeting of Stockholders (the "Annual Meeting") was held on June 10, 1998 in New York City for the following purposes:

           1. To elect seven directors to the Board of Directors of the Company for a one-year term.

           2. To approve an amendment to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to increase the authorized common stock, $.05 par value, of the Company to 150,000,000 shares from 50,000,000 shares.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitations.

At the Annual Meeting, every holder of record of Common Stock, $.05 par value (the "Common Stock") and Class A Common Stock, $.05 par value (the "Class A Common Stock"), of the Company at the close of business on May 1, 1998
(the "Record Date") was entitled to vote, in person or by proxy, one vote for each share of Common Stock and ten votes for each share of Class A Common Stock, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 47,861,952 shares of Common Stock and 2,900,575 shares of Class A Common Stock.

The holders of record of an aggregate 38,730,545 shares of Common Stock and an aggregate of 2,384,299 shares of Class A Common Stock were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All of the Company's nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class:


Director Nominee             Votes For          Votes Withheld

Rowland Schaefer            61,879,864            1,693,671
Sylvia Schaefer             61,850,063            1,723,472
Bruce G. Miller             61,881,342            1,692,193
Harold E. Berritt           61,392,386            2,181,149
Irwin Kellner               61,392,386                0
Marla L. Schaefer           61,853,258            1,720,277
Bonnie Schaefer             61,888,871            1,684,664

The amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock to 150,000,000 shares from 50,000,000 shares was approved by more than the required affirmative vote of the holders of a majority of the Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class, so entitles to vote at the Annual Meeting.


           FOR               AGAINST             ABSTAIN

        53,853,326          9,593,661             84,548



Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

        3.1 Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 in the Company's Registration Statement on Form S-3 (Registration No. 333-58549)
(the "Registration Statement"))

        3.2 Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.3 in the Registration Statement)

         27     Financial Data Schedule (for SEC use only)

         (b)    Reports on Form 8-K

                Inapplicable

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   CLAIRE'S STORES, INC.
                                    (Registrant)








Date: September 15, 1998            /s/ Ira D. Kaplan
                                    Ira D. Kaplan
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer


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








Date: September 15, 1998

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