Form 10-Q/A
period 1997-05-03
CLAIRES STORES INC
filed 1998-09-23
CIK 34115

CLAIRE'S STORES, INC.
                                  3 S.W. 129 STREET
                                PEMBROKE PINES, FL  33027


September 23, 1998

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q/A which amends the Financial Data Schedules referred to in Exhibit 27.

Sincerely,

CLAIRE'S STORES, INC.

/s/Ira Kaplan

Ira Kaplan,
Senior Vice President,
 Chief Financial Officer & Treasurer

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