Form 10-Q
period 1998-10-31
CLAIRES STORES INC
filed 1998-12-14
CIK 34115

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1998

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



The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 26, 1998 was 48,008,314 and 2,893,688 respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets at October 31, 1998 and
          January 31, 1998.                                     3

     Consolidated Statements of Income for the Three and Nine
          Months Ended October 31, 1998 and November 1, 1997.   4

     Consolidated Statements of Cash Flows for the Nine Months
          Ended October 31, 1998 and November 1, 1997.          5

     Notes to Condensed Consolidated Financial Statements       6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       8-9

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds        10

     Item 5.   Other Information                                10

     Item 6.   Exhibits and Reports on Form 8-K                 10


                      PART I.  FINANCIAL INFORMATION
                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                   Oct. 31,     Jan.31,
ASSETS                                               1998        1998(1)
Current assets:                                        (In thousands)
 Cash and cash equivalents                        $ 89,825     $122,491
 Short-term investments                             13,852       10,215
 Inventories                                        89,891       52,437
 Prepaid expenses and other current
  assets                                            24,265       19,055
      Total current assets                         217,833      204,198

Property and equipment:
 Land and buildings                                 13,579        8,827
 Furniture, fixtures and equipment                 116,276      100,976
 Leasehold improvements                             88,265       80,575
                                                   218,120      190,378
 Less accumulated depreciation and
  amortization                                    (109,239)     (97,810)
                                                   108,881       92,568

Other assets                                        23,369       20,301
                                                  $350,083     $317,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                           $ 31,432     $ 20,065
 Income taxes payable                                5,383       10,691
 Accrued expenses                                   18,346       17,442
 Dividends payable                                      55        1,466
      Total current liabilities                     55,216       49,664

Long-term debt                                           -        1,600
Deferred credits                                    10,461        8,545

Stockholders' equity:
 Preferred stock par value $1.00 per
  share; authorized 1,000,000 shares,
  issued and outstanding -0- shares                      -            -
 Class A common stock par value $.05 per
  share; authorized 20,000,000 shares,
  issued 2,893,720 and 2,904,745 shares                145          145
 Common stock par value $.05 per share;
  authorized 150,000,000 shares, issued
  47,897,032 and 47,645,701 shares                   2,394        2,296
 Additional paid-in capital                         22,771       22,139
 Accumulated other comprehensive income             (3,111)        (558)
 Retained earnings                                 262,659      233,688
                                                   284,858      257,710
 Treasury stock, at cost, 109,882 shares              (452)        (452)
                                                   284,406      257,258
Commitments and contingencies
                                                  $350,083     $317,067

(1) Restated to reflect the merger with Lux Corporation.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                      OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                   (Unaudited)
                                            Three Months Ended                          Nine Months Ended
                                (In thousands, except per share amounts)
                             Oct. 31,       Nov. 1,      Oct. 31,      Nov. 1,
                              1998          1997(1)       1998         1997(1)

Net sales                   $162,346      $124,622      $446,737     $363,245
Cost of sales, occupancy
 and buying expenses          82,554        62,107       224,104      181,475

 Gross profit                 79,792        62,515       222,633      181,770

Other expenses:
 Selling, general and
  administrative              58,949        42,526       158,637      124,503
 Depreciation and
  amortization                 5,501         4,606        15,820       13,182
 Interest income, net and
   other income               (1,623)       (2,833)       (4,780)     ( 5,180)

                              62,827        44,299       169,677      132,505
 Income before income
  taxes                       16,965        18,216        52,956       49,265
Income taxes                   6,272         6,829        19,591       18,472

 Net income                   10,693        11,387        33,365       30,793

Other comprehensive income,
 net of tax:
   Foreign currency
       translation adjustments    86             7          (257)        (102)
   Unrealized losses on
    securities                (1,601)            -        (1,351)           -

Comprehensive income        $  9,178      $ 11,394      $ 31,757     $ 30,691

 Basic net income per
  share                     $    .21      $    .23      $    .66     $    .61

 Diluted net income per
  share                     $    .21      $    .22      $    .65     $    .60

Dividends per common
 share                      $    .04      $    .03      $    .12     $    .09

Dividends per Class A
 common share               $    .02      $   .015      $    .06     $   .045

Average common shares
 outstanding - Basic          50,677        50,271        50,604       50,178

Average common shares
 outstanding - Diluted        51,047        51,216        51,086       51,108

(1) Restated to reflect the merger with Lux Corporation.


                      CLAIRE'S STORES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                      OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                   (Unaudited)

                                                    Nine Months Ended
                                                     (In thousands)
                                                 Oct 31,           Nov 1,
                                                   1998             1997(1)
Cash flows from operating activities:
  Net income                                     $ 33,365        $ 30,793
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization                  15,820          13,182
    Tax benefit from options                          450               -
    Loss on retirement of property
      and equipment                                   960           1,101
    Changes in assets and
      liabilities:
   (Increase) in -
     Inventories                                  (37,454)        (15,897)
     Prepaid expenses and other assets             (8,278)         (2,591)
   Increase (decrease) in -
     Trade accounts payable                        11,367           5,894
     Income taxes payable                          (5,308)         (9,755)
     Accrued expenses                                 904             544
     Deferred credits                               1,916           1,242

   Net cash provided by
     operating activities                          13,742          24,513

Cash flows from investing activities:
  Acquisition of property and
   equipment which represents net cash
   used in investing activities                   (33,093)        (25,662)

Cash flows from financing activities:
  Principal (payments) borrowings on debt          (1,600)          1,300
  Purchases of short-term investments, net         (5,781)              -
  Proceeds from stock options exercised               280             996
  Dividends paid                                   (5,806)         (4,334)

   Net cash used in financing
    activities                                    (12,907)         (2,038)

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                        (408)           (162)

Net decrease in cash and
  cash equivalents                                (32,666)         (3,349)

Cash and cash equivalents at beginning
  of period                                       122,491          94,335

Cash and cash equivalents at end of period       $ 89,825        $ 90,986

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

2. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share", in the fiscal year ended January 31, 1998. In accordance with SFAS 128, both basic net income per share and diluted net income per share have been presented in the financial statements. Earnings per share for all periods have been restated to reflect the provisions of this statement. Basic net income per share is based on the weighted average number of shares of Class A Common
    Stock and Common Stock outstanding during the period (50,677,000 and 50,604,000 shares for the three and nine months ended October 31, 1998, respectively and 50,271,000 and 50,178,000 shares for the three and nine months ended November 1, 1997, respectively). Diluted net income per share includes the dilutive effect of stock options (51,047,000 and 51,086,000 shares for the three and nine months ended October 31, 1998, respectively and 51,216,000 and 51,108,000 shares for the three and nine months ended November 1, 1997, respectively). Options to purchase
    592,500 shares and 145,834 shares of common stock at prices ranging from $17.92 to $22.88 and $19.73 to $22.88 for the three and nine months ended October 31, 1998, respectively, and options to purchase 50,000 shares and 123,333 shares of common stock at $22.38 per share and prices ranging from $19.73 to $22.38 per share, respectively, were outstanding for the three and nine months ended November 1, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal period.

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

    In November 1998, the Company completed its acquisition of Bijoux One, a privately held 53-store fashion accessory chain. Bijoux One, headquartered in Zurich, Switzerland, became a wholly-owned subsidiary of the Company. The transaction will be accounted for as a purchase. The purchase price was comprised of cash and the issuance of 100,000 shares of the Company's stock. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty five years.

5. In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause certain computer applications to fail or to create erroneous results unless corrective measures are taken.

    The Company has, however, been assessing the impact that the Year 2000 issue will have on its computer systems, and in response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions by the end of 1999, prior to any anticipated impact on the Company's systems.

    In addition to the Company's internal systems and hardware, the Company is in the process of assessing the Year 2000 readiness of its vendors.
    As a part of this assessment, the Company has asked each major vendor to inform the Company of its (the vendors') Year 2000 readiness and initiatives. To the extent that the Company's vendors do not provide the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed.

    The Company expects that the maximum cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications would be approximately $250,000 through completion in 1999, of which, approximately $125,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows.

    The cost of the Company's plan to address the Year 2000 issue and the anticipated date on which the Company plans to complete the necessary Year 2000 conversion efforts are based on management's best estimates, which were derived from numerous assumptions of future events, including the availability of resources, vendor remediation plans, and other factors. As a result, there can be no assurance that the Company, or other companies with whom the Company conducts business, will successfully address the Year 2000 problem in a timely manner, or at all, or that the Year 2000 problem will not have a material adverse effect on the Company's business or operations.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The analysis below takes into account that prior year's balances have been restated to reflect the pooling of interests with Lux Corporation as if the companies had combined at the beginning of the first period presented. For a further discussion of this transaction, see Note 4 to the Company's unaudited consolidated financial statements herein.

Net sales for the three and nine months ended October 31, 1998 increased approximately 30% and 23%, respectively, compared to the comparable periods ended November 1, 1997. The increases for the periods resulted primarily from the addition of a net 180 stores, same-store sales increases of 10% and 5% in the three and nine month periods ended October 31, 1998 and sales from the Company's Just Nikki, Inc.'s catalog operations which did not exist during the same periods last year. The same-store sales increases were primarily due to increases in the number of transactions per store and the average retail price per transaction.

Cost of sales, occupancy and buying expenses increased 33% and 23%, respectively, for the three and nine months ended October 31, 1998 over the comparable periods ended November 1, 1997. The principal reasons for these increases were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased to 50.8% and 50.2% for the three and nine months ended October 31, 1998 compared to 49.8% and 50.0% for the comparable periods ended November 1, 1997. These increases as a percentage of sales were due to a more aggressive promotional strategy and continuing changes in the merchandise product mix offered for sale.

Selling, general and administrative expenses (S,G&A), as a percentage of sales for the three and nine months ended October 31, 1998 were 36.3% and 35.5%, respectively, compared to 34.1% and 34.3%, respectively, for the comparable periods ended November 1, 1997. This increase was primarily attributable to the costs associated with the launch of the Company's Just Nikki, Inc.'s catalog operations.

Depreciation and amortization as a percentage of sales was approximately 3.5% for the three and nine months ended October 31, 1998, which was comparable to the three and nine months ended November 1, 1997.

Interest income, net and other income, totaled $1,623,000 and $4,780,000 for the three and nine month periods ended October 31, 1998, respectively, compared to interest income, net and other income of $2,833,000 and $5,180,000 for the three and nine month periods ended November 1, 1997, respectively. Included in the balances at November 1, 1997 is a gain realized from the sale of investments of approximately $1,560,000. Excluding this amount from the November 1, 1997 balances, the balances at October 31, 1998 actually increased $350,000 and $1,160,000 for the three and nine month periods. These increases were due to an increase in invested cash during the three and nine months ended October 31, 1998, which averaged approximately $119,100,000 and $123,100,000, respectively. During the three and nine months ended November 1, 1997, invested cash averaged approximately $99,000,000 and $96,900,000, respectively.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $32,666,000 for the nine months ended October 31, 1998 due to net cash used in the acquisition of property and equipment totaling $33,093,000, the payment of dividends of $5,806,000, the purchase of short-term investments of $5,781,000 and the payment of long-term debt of $1,600,000. These were offset by net cash provided by operating activities of $13,742,000 and the proceeds from stock options exercised totaling $280,000.

Inventory at October 31, 1998 increased 71% compared to the inventory balance at the end of the Company's January 31, 1998 fiscal year. The increase is mainly attributable to the increase in the number of stores, the same-store sales currently being achieved and the inventory buildup for the Christmas selling season. The Company believes overall inventory levels are appropriate given the current economic environment and the level of sales currently being achieved.

The Company opened 192 stores in the nine months ended October 31, 1998 and remodeled 69 stores.

At October 31, 1998, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures January 31, 1999. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated required capital expenditures.


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

                      PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

               On November 11, 1998, the Company issued 100,000 shares of its common stock in connection with its acquisition of Bijoux One. The issuance was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Act.

Item 5.   Other Information

     Stockholder Proposals for Annual Meeting

               Stockholder proposals intended to be presented at the 1999 annual stockholders' meeting must be received by the Company at its principal executive offices (3 Southwest 129th Avenue, Pembroke Pines, Florida 33027) by April 7, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

           27 Financial Data Schedule (for SEC use only)

         99.1 Press Release of Claire's Stores, Inc. dated November 11, 1998


     b)   Reports on Form 8-K

                  Not Applicable

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   CLAIRE'S STORES, INC.
                                    (Registrant)








Date: December 14, 1998               /s/ Ira D. Kaplan
                                      Ira D. Kaplan
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer


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








Date: December 14, 1998

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