Form 10-K
period 1999-01-30
CLAIRES STORES INC
filed 1999-04-29
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                 FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended January 30, 1999
                                    OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from      to
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 1999, the aggregate market value of the 44,628,050 shares of voting stock held by non-affiliates of the registrant was $1,344,420,006.

   At March 31, 1999, there were outstanding 48,123,494 shares of registrant's Common Stock, $.05 par value, and 2,887,761 shares of the registrant's Class A Common Stock, $.05 par value, including Treasury Shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's Fiscal year covered by this report, is incorporated by reference into Part III.

                             TABLE OF CONTENTS

                                  PART I

Item                                                          Page No.

 1.   Business................................................    3

 2.   Properties..............................................    6

 3.   Legal Proceedings.......................................    8

 4.   Submission of Matters to a Vote of Security Holders.....    8


                                  PART II

       5.   Market for Registrant's Common Equity and Related
      Stockholder Matters.....................................    8

 6.   Selected Financial Data.................................    9

 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................    10-17

 7A.  Quantitative and Qualitative Disclosures About
      Market Risks............................................    17

 8.   Financial Statements and Supplementary Data.............    19-35

 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure......................   35


                                 PART III

 10.  Directors and Executive Officers of the Registrant.......   35

 11.  Executive Compensation..................................    35

 12.  Security Ownership of Certain Beneficial Owners
      and Management..........................................    35

 13.  Certain Relationships and Related Transactions..........    35


                                  PART IV

 14.  Exhibits, Financial Statement Schedules and
      Reports on Form 8-K.....................................    35-37

PART I

Item 1. Business

General

Claire's Stores, Inc. (the "Company"), operating through its wholly-owned subsidiaries, Claire's Boutiques, Inc. ("Claire's"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC"),Claire's Accessories UK Ltd. ("CUK"),Bijoux One Trading AG ("Bijoux"), Lux Corporation ("Lux") and its 50%-owned subsidiary Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced fashion accessories and apparel targeted towards teenagers. As of March 31, 1999, the Company operated a total of 2,067 such stores in 50 states, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany and Japan. The stores are operated mainly under the trade names "Claire's Boutiques" or "Claire's Accessories", "The Icing", "Claire's Etc.", "Bow Bangles" and "Bijoux One" (collectively the "Fashion Accessory Stores")and "Mr. Rags"(the "Apparel Stores").

In January 1999, the Board of Directors authorized the discontinuance of Just Nikki, Inc. ("Nikki"), a wholly-owned subsidiary of the Company selling apparel and accessories targeted to female teenagers through catalogs distributed under the "Just Nikki :)" trade name. Continued operating losses made the discontinuance desirable despite the significant investment made by the Company. The operations of Nikki have been accounted for as a discontinued operation in the Company's Consolidated Financial Statements dated as of January 30, 1999 ("Fiscal 1999") and therefore, the following discussion does not include the operations of Nikki.

In April 1998, the Company completed its acquisition of Lux, a closely held specialty apparel chain operating under the trade name of "Mr. Rags", in a stock-for-stock merger. The stores specialize in selling clothing and accessories to the male teen market. In connection with the merger, the Company issued 2,070,286 shares of common stock in exchange for all the outstanding common stock of Lux. The merger has been accounted for as a pooling of interests business combination. Accordingly, all accompanying consolidated financial information and the discussion below have been restated to include the accounts of Lux as if the companies had combined at the beginning of the first period presented.

In November 1998, the Company completed its acquisition of Bijoux, a privately held 53-store fashion accessory chain. Bijoux, headquartered in Zurich, Switzerland, became a wholly-owned subsidiary of the Company. The transaction has been accounted for as a purchase. The purchase price was comprised of cash and the issuance of 100,000 shares of the Company's Common Stock. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

The Fashion Accessory Stores specialize in selling popular-priced fashion accessories designed to predominantly appeal to teenage females. Merchandise in the Fashion Accessory Stores typically ranges in price between $2 and $20, with the average product priced at about $4. The Fashion Accessory Stores are similar in format and the different trade names give the Company the ability to have multiple store locations in malls. Although the Company's stores are operated under several different trademarks, the Company considers that its registered trademark "Claire's" is the only one of material significance to its business. Although the Company faces competition from a number of small specialty store chains and others selling fashion accessories, in addition to one chain of approximately 800 stores, the Company believes that its Fashion Accessory Stores comprise the largest and most successful chain of specialty retail stores in the World devoted to the sale of popular-priced teens' fashion accessories.

Lux operates retail stores under the trade name "Mr. Rags". These stores sell casual lifestyle, skater/urban fashion apparel and accessories for the male teenage market. The market for Lux is highly competitive. There are numerous specialty retail chains that target male teenagers, many of whom are much larger than Lux. The Company believes Lux can successfully compete due to its superior store design and merchandise focus.

The Company's operations are divided into three principal product categories. Jewelry consists of costume jewelry, including earrings and ear piercing services, while Accessories consists of other fashion accessories, hair ornaments, totebags and novelty items. Apparel includes name-brand as well as private label shirts and pants. The following table compares sales of each product category of merchandise sold by the Company for the last three fiscal years:

                                             Fiscal Year Ended
                                  Jan. 30,        Jan. 31,         Feb. 1,
                                    1999           1998             1997
                                               (In thousands)
Jewelry                      $288,053   43.5%  $241,955  45.1% $233,833  50.1%
Accessories                   314,135   47.5    256,647  47.8   204,351  43.9
Apparel                        59,668    9.0     38,152   7.1    28,116   6.0
                             $661,856  100.0%  $536,754 100.0% $466,300 100.0%


Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of Fiscal 1999 were 20%, 22%, 24% and 34% in the first, second, third and fourth quarters, respectively.

At March 31, 1999, the Company had approximately 11,350 employees, 57% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion Accessory Stores

The stores operated in North America under the names Claire's Boutiques and Claire's Accessories average approximately 960 square feet while those stores operating under the names "The Icing" and "Claire's Etc." average 1,375 square feet and are located primarily in enclosed shopping malls. The stores operated in the United Kingdom, Europe and Japan average 570 square feet and are located in enclosed shopping malls and central business districts. Each store uses Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

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

The Company purchases its merchandise from approximately 300 suppliers. The Company is not dependent on an individual vendor for merchandise purchased. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly. All merchandise is shipped from the suppliers to the Company's distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American and Japanese stores or the distribution facility in Birmingham, England, which services the stores in the United Kingdom, or the distribution facilities in Zurich, Switzerland or Vienna, Austria, which service the European stores. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores in North America rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 205 District Managers, each of whom oversees approximately ten stores in his or her respective geographic area and reports to one of 21 Regional Managers. Each Regional Manager reports to one of five Territorial Vice Presidents, who in turn report to the Senior Vice President of store operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization. The reporting structure for the Fashion Accessory Stores in the United Kingdom and Europe are similar to the reporting structure in North America. The President of CUK reports to the President of the Company. The President of the Bijoux operations reports to the President of CUK.

In Fiscal 1999, the Company continued to expand its international operations by opening 83 Fashion Accessory stores in the United Kingdom, bringing the total number of stores operating there to 184, and by acquiring 31 stores in Switzerland, 21 stores in Austria and one in Germany. The Company plans to open approximately 100 stores in North America , 80 stores in the United Kingdom and 10 to 15 stores in Canada in the fiscal year ending January 29, 2000 ("Fiscal 2000"). No store openings are planned for Continental Europe in Fiscal 2000. Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened a net 11 stores in Fiscal 1999, bringing the total number of stores operating in Japan to 65. Current plans call for opening up to 38 additional stores in Japan in Fiscal 2000.

Apparel Stores

The Apparel stores are located in enclosed regional shopping malls. The Apparel stores range in size from approximately 1,500 to 2,400 square feet with an average size of 1,900 square feet.

The representative price range for merchandise is $2 to $217, with an average sale of approximately $72. Cash and major credit cards are accepted for payment.

The stores are distinctively designed and well lit, with merchandise displayed in a manner to create visual excitement. Marketing is aimed at the male teenager.

The Apparel stores conduct merchandise purchasing from offices in Seattle, Washington. Distribution operations are conducted from the Company's distribution facility in Hoffman Estates, Illinois. The merchandise is shipped via common carrier to the stores, as required.

The President of Lux is responsible for managing the Apparel stores. The President of Lux reports to the President of the Company. The field organization of Lux is similar in structure to that of Claire's. Supervision of the stores rests with the Senior Vice President of store operations who reports to the President of Lux. The Vice President of store operations, who reports to the Senior Vice President of store operations, supervises 12 district managers who, in turn, are responsible for overseeing approximately 7 stores in his or her geographic areas. Each store is staffed by a Manager, Assistant Manager and part-time employees, as required.

Item 2. Properties

The Company's 2,067 stores operating as of March 31, 1999 are located in 50 states, Canada, the United Kingdom, Switzerland, Austria, Germany, the Caribbean and Japan. The Company leases all of its store locations, generally for terms of seven to ten years (up to 25 years in the United Kingdom and Continental Europe). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of the Company's stores are located in enclosed shopping malls, while some stores are located within central business districts and others are located in "open-air" outlet malls. The Company actively seeks locations that meet its criteria and opens new stores when opportunities are found within its budget for expansion. Criteria include geographic location and demographic aspects of communities surrounding the store site, acceptable anchor tenants, suitable location within a mall, appropriate space availability and proposed rental rates. In choosing new locations, the Company generally attempts to cluster stores geographically, thus affording economies of scale in supervision. The Company believes that sufficient desirable locations are available to accommodate its expansion plans. The Company refurbishes its existing stores on a regular basis.

The Company has closed 148 stores in the last three fiscal years, primarily due to not meeting Company established profit benchmarks or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three years, no individual store accounted for more than one percent of total sales.

The Company opened or purchased, through acquisition, 286 stores during Fiscal 1999 and has opened, as of March 31, 1999, 37 stores in the first two months of Fiscal 2000. The Company plans to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $111,000 and $203,000 per store for a Fashion Accessory Store and an Apparel Store, respectively.

The offices of Claire's and the distribution center for the Company's stores in North America and Japan are located in Hoffman Estates, Illinois. This Company-owned facility is located on 24.8 acres and consists of 520,000 total square feet with 404,000 square feet devoted to receiving and distribution and 116,000 square feet for office space.

The Company maintains a distribution facility and offices in Birmingham, England which services those stores located in the United Kingdom. This facility is leased and consists of 26,000 square feet of office and distribution space. This lease expires on March 25, 2012. In March 1999, CUK entered into a lease to relocate its distribution facility and office space to accommodate the growth in the business in the United Kingdom. The new lease commences in December 1999 and terminates in December 2024. CUK has the right to assign or sublet this lease at any time during the term of the lease. The new facility will consist of 25,000 square feet of office space and 60,000 square feet of distribution space. CUK intends to assign or sublet the old lease and does not anticipate any difficulties.

The Bijoux stores are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich, Switzerland consists of 11,600 square feet devoted to distribution and 5,400 square feet devoted to offices. The lease for this location expires on December 31, 2001. In Vienna, Austria, the facility consists of 11,000 square feet devoted to distribution and 3,000 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Bijoux with notice to the landlord at any time.

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

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $573,600, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The lease expires on July 31, 2000 and may be extended, at the option of the Company, for an additional five-year term.

The Company also owns 10,000 square feet of office/warehouse space in Miami, Florida. The property is being utilized as a storage facility for the Company. The Company also leases executive office space in New York City under a month to month lease and is the beneficial owner of a cooperative apartment in New York City.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 1999.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has two classes of Common Stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock. At March 31, 1999, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 1,935 and 744, respectively.

                                 Closing Prices     Dividends      Dividends
                                       of               on         on Class A
                                  Common Stock     Common Stock   Common Stock
Year Ended January 30, 1999      High      Low
First Quarter                   $24.13   $14.94        $.04           $.02
Second Quarter                   23.50    16.94         .04            .02
Third Quarter                    21.31    14.75         .04            .02
Fourth Quarter                   22.75    16.19         .04            .02

Year Ended January 31, 1998
First Quarter                   $19.13   $13.38        $.03          $.015
Second Quarter                   21.81    17.00         .03           .015
Third Quarter                    24.00    19.00         .03           .015
Fourth Quarter                   23.88    14.31         .03           .015


In 1985, the Board of Directors instituted a quarterly dividend on the Common Stock of $.011 per share. In February 1994, the Board of Directors increased the quarterly dividend to $.013 per share and in July 1994 declared a quarterly dividend of $.007 per share on the Class A Common Stock. In January 1996, the Board of Directors increased the quarterly dividend to $.02 per share on the Common Stock and $.01 per share on the Class A Common Stock. In October 1996, the Board of Directors increased the quarterly dividend to $.03 per share on the Common Stock and $.015 per share on the Class A Common Stock. The Board of Directors again increased the quarterly dividend to $.04 per share on the Common Stock and $.02 per share on the Class A Common Stock in April 1998. The Company expects to continue paying dividends; however, there is no assurance in this regard since the declaration and payment of dividends are within the discretion of the Board of Directors and are subject to a variety of contingencies such as the earnings and the financial condition of the Company.

Item 6. Selected Financial Data
                                            Fiscal Year Ended (4)
                           Jan. 30,  Jan. 31,   Feb. 1,    Feb. 3,    Jan. 28,
                             1999      1998     1997(2)   1996(1)(2)   1995(2)
                                 (In thousands except per share amounts)
Operating Statement Data:
Net sales                  $661,856  $536,754  $466,300    $364,347   $317,818
Income from continuing
    operations               71,652    59,595    45,932      31,767     24,597
Net income                   62,280    59,595    45,932      31,767     24,597


Income Per Share(3):
    Basic:
       From continuing
         operations        $   1.41  $   1.19  $    .92    $    .65   $    .51
       Net income              1.23      1.19       .92         .65        .51
    Diluted:
      From continuing
        operations         $   1.40  $   1.17  $    .90    $    .64   $    .50
       Net income              1.22      1.17       .90         .64        .50

Cash Dividends Per
    Share:
       Common stock        $    .16  $    .12  $    .10    $   .053   $   .053
       Class A Common stock     .08       .06       .05        .027        .02

Balance Sheet Data:
       Current assets      $239,618  $204,198  $157,089    $108,315   $ 82,144
       Current liabilities   69,091    51,264    45,906      32,196     31,267
       Working capital      170,527   152,934   111,183      76,119     50,877
       Total assets         394,272   317,067   252,237     194,780    164,277
       Long-term obligations 10,963     8,545     5,787       4,325      6,464
       Stockholders' equity 314,218   257,258   200,544     158,259    126,546


(1) Consists of 53 weeks.
(2) Adjusted to give effect to the three-for-two Stock splits effective February 21, 1996 and August 29, 1996.
(3) In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which established new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.
(4) In April 1998, the Company acquired Lux through the exchange of 2,070,286 shares of the Company's common stock for all of the outstanding common stock of Lux. The acquisition was accounted for as a pooling of interests and accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Lux for all periods prior to the acquisition.

    The Company adopted a plan to discontinue the operation of its Just Nikki catalog segment in January 1999 (see Note 12 to the Consolidated Financial Statements for additional details).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the
Company:

                                               Fiscal Year Ended
                                      January 30, January 31,  February 1,
                                         1999        1998         1997

Net sales                                  100.0%      100.0%       100.0%
Cost of sales, occupancy and
 buying expenses                            48.2        48.1         48.3
    Gross profit                            51.8        51.9         51.7

Other expenses:
    Selling, general and administrative     31.5        32.1         33.1
    Depreciation and amortization            3.3         3.4          3.5
    Interest income, net                     (.9)        (.9)         (.6)
    Loss (gain) on investments                .7         (.4)           -
                                            34.6        34.1         36.0
    Income from continuing operations
      before income taxes                   17.2        17.8         15.8

Income taxes                                 6.4         6.7          5.9
    Income from continuing operations       10.8        11.1          9.9

Discontinued operations, net of income taxes:
    Loss from discontinued operations         .9           -            -
    Loss on disposal of discontinued
        operations                            .5           -            -
Net loss from discontinued operations        1.4           -            -

    Net income                               9.4%       11.1%         9.9%


Results of Continuing Operations

From the fiscal year ended February 1, 1997("Fiscal 1997") to January 30, 1999 ("Fiscal 1999"), the Company's net sales increased at a compounded annual rate of 19%. Income from continuing operations increased from $45,932,000 in Fiscal 1997 to $71,652,000 in Fiscal 1999. The operating results of Claire's Nippon Co., Ltd., which are accounted for under the equity method, are not part of the consolidated group of Claire's Stores, Inc. and therefore not included in the following analysis. All prior year balances have been restated to reflect the accounts of Lux as if the Companies had combined at the beginning of the first period presented.

Fiscal 1999 Compared to Fiscal 1998

Net sales increased by $125,102,000, or 23%, to $661,856,000 in Fiscal 1999
compared to $536,754,000 for the year ended January 31, 1998 ("Fiscal 1998"). This increase resulted primarily from the net addition of 235 stores and same-store sales increases of 7%. The same-store sales increases were mainly attributable to an increase in the average unit retail price of merchandise sold in Fiscal 1999 compared to Fiscal 1998 and an increase in the number of overall transactions per store.

Cost of sales, occupancy and buying expenses increased by $60,954,000, or 24%, to $319,067,000 in Fiscal 1999 compared to $258,113,000 in Fiscal 1998.
Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased slightly to 48.2% for Fiscal 1999 compared to 48.1% for Fiscal 1998. This increase of 10 basis points is the net result of decreased product margins (60 basis points) due to changes in merchandise mix offset by increased leverage of occupancy and buying expenses (50 basis points) which are relatively fixed in nature.

Selling, general and administrative ("SG&A") expenses increased by $36,343,000, or 21%, to $208,631,000 in Fiscal 1999 from the Fiscal 1998 level of $172,288,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately 31.5% in Fiscal 1999 compared to 32.1% in Fiscal 1998. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed corporate expenses with the addition of a net 235 stores.

Depreciation and amortization increased by $3,876,000, or 22%, to $21,878,000 in Fiscal 1999 from the Fiscal 1998 level of $18,002,000. The increase was primarily due to the investment in 286 new and acquired stores, the remodeling of approximately 100 stores and the completion of the Company's expansion of its distribution facility in Hoffman Estates, Illinois in Fiscal 1999.

Due to the increase in cash and short-term investment levels and the absence of long-term debt, interest income exceeded interest expense in Fiscal 1999. As a percentage of sales, interest income, net was .9% for Fiscal 1999 which was comparable to Fiscal 1998. The cash and cash equivalents, and short-term investments balance during Fiscal 1999 averaged approximately $149,561,000 compared to approximately $103,117,000 in Fiscal 1998.

Income taxes increased by $796,000 to $36,553,000 in Fiscal 1999 compared to $35,757,000 in Fiscal 1998. The Company's effective tax rates declined slightly as a result of increased profitable foreign operations which have lower effective tax rates than the United States.

In Fiscal 1999, the Company recognized a loss on investments of $4,800,000 compared to a gain on investments of $2,099,000 in Fiscal 1998. The Fiscal 1999 loss did not result from the sale of investments but rather from the write-down of investments, in accordance with Generally Accepted Accounting Principles, to better reflect the current economic value of the investments.

Fiscal 1998 Compared to Fiscal 1997

Net sales increased by $70,454,000, or 15%, to $536,754,000 in Fiscal 1998
compared to $466,300,000 for Fiscal 1997. The increase for the period resulted primarily from the addition of a net 178 stores and same-store sales increases of approximately 3%. The same-store sales increases were mainly attributable to an increase in the average retail value per transaction in Fiscal 1998 compared to Fiscal 1997. This increase was realized due to an increase in the average unit retail price in Fiscal 1998 compared to Fiscal 1997. The increase in the average unit retail was offset by a decrease in the average units per transaction.

Cost of sales, occupancy and buying expenses increased by $33,118,000, or 15%, to $258,113,000 in Fiscal 1998 compared to $224,995,000 in Fiscal 1997.
Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses decreased to 48.1% for Fiscal 1998 compared to 48.3% for Fiscal 1997. The decrease as a percentage of sales was due to the Company increasing the total merchandise purchased directly from manufacturers overseas and utilizing the Company's ever increasing buying power to negotiate lower prices from vendors which resulted in higher maintained markups. These efforts resulted in a merchandise margin gain of approximately 30 basis points. This increase would have been more acute except for the effects of the employee strike at UPS, the Company's primary carrier used to ship merchandise from the Company's distribution center in Hoffman Estates, Illinois to our stores in the United States. Estimating the total cost of the strike to the Company is not possible, as lost sales cannot be quantified. However, the Company estimates the additional cost of transporting merchandise via other common carriers was approximately $1,000,000. Rent, rent support and the cost of the merchandising department, which are included in cost of sales and are relatively fixed in nature, increased 10 basis points as a percentage of sales from Fiscal 1998 compared to Fiscal 1997.

SG&A expenses increased by $17,778,000, or 12%, to $172,288,000 in Fiscal 1998 from the Fiscal 1997 level of $154,510,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately 32.1% in Fiscal 1998 compared to 33.1% in Fiscal 1997. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed corporate expenses with the addition of 178 net stores.

Depreciation and amortization increased by $1,820,000, or 11%, to $18,002,000 in Fiscal 1998 from the Fiscal 1997 level of $16,182,000. The increase was primarily due to the investment in 234 new stores, and the remodeling of approximately 150 stores.

Due to the increase in cash levels and the absence of long-term debt, interest income exceeded interest expense in Fiscal 1998. As a percentage of sales, interest income, net was .9% for Fiscal 1998 compared to .6% in Fiscal 1997. The Company had no long-term debt in Fiscal 1998 and Fiscal 1997. The cash and cash equivalents, and short-term investments balance during Fiscal 1998 averaged approximately $103,117,000 compared to approximately $67,000,000 in Fiscal 1997.

Income taxes increased by $8,122,000 to $35,757,000 in Fiscal 1998 compared to $27,635,000 in Fiscal 1997. The Company's effective tax rates remained relatively constant from fiscal year to fiscal year.

Discontinued Operations

In January 1999, the Company announced its decision to discontinue the operations of Just Nikki, Inc. ("Nikki"), a wholly-owned subsidiary representing its catalog segment. The operations of Nikki have been accounted for as a discontinued operation in the Fiscal 1999 consolidated financial statements. Nikki had no significant operations prior to Fiscal 1999. The Company is in the process of liquidating Nikki's inventory and intends to sell or dispose of any remaining assets during the first half of the fiscal year ending January 29, 2000 ("Fiscal 2000"). Included in accrued expenses on the accompanying balance sheet, in connection therewith, is a $1,160,000 reserve to fund future associated wind-down operations and costs.

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

The Company has been executing a plan to identify and address any possible deficiencies that the Year 2000 issue may have on its computer systems, which include both proprietary and third party computer systems; related hardware, software and data and telephone networks and information systems service providers. This plan addresses the Year 2000 issue in multiple phases including (i) identification of critical systems, vendors and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of identified risks associated with the failure to be Year 2000 compliant, (iii) testing of systems to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As of March 1999, the Company has completed phases (i) and (ii), and is approximately 50% complete with phases (iii) and (iv), referred to above. Phase (v) will be addressed in the upcoming months. Project plans call for the completion of the solution implementation phase and testing of those solutions by the end of 1999, prior to any anticipated impact on the Company's systems.

The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant. The Company is in the process of evaluating each major supplier, vendor and third party administrator to assess their Year 2000 readiness and initiatives. As of March 1999, the Company is approximately 35% complete with the process and anticipates completion by the end of 1999. While the Company plans to validate representations from these parties, it cannot be sure that their tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans it believes to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company. Furthermore, there may be certain third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable. The Company has not yet determined the extent of contingency planning that may be required as this is dependent on completion of these ongoing assessments of its vendors, suppliers and third party administrators.

The extent and magnitude of the Year 2000 issue is difficult to predict or quantify for a number of reasons including the lack of control over third party systems and complexities associated with testing interconnected systems networks and applications. The Company expects that the maximum external cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications is approximately $350,000 through completion in 1999, of which, approximately $175,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows. This estimate of maximum costs does not include the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 plan.

The cost of the Company's plan to address the Year 2000 issue and the anticipated date on which the Company plans to complete the necessary Year 2000 conversion efforts are based on management's best estimates, which were derived from numerous assumptions of future events, including the availability of resources, vendor remediation plans, and other factors. Although the Company is not currently aware of any material operational issues associated with preparing its systems for the Year 2000, or material issues with respect to the adequacy of major vendors', suppliers' or third party administrators' systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. Such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

   The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
   Competitive product and pricing pressures. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings and sales growth.
   Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and laws in domestic or foreign jurisdictions. Fluctuations in the cost and availability of raw materials to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships.
   The ability to achieve earnings forecasts, which are generated based on projected sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.
   The ability to penetrate new markets, which also depends on economic and political conditions.
   The effectiveness of our marketing and promotional programs.
   The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.
   Adverse weather conditions, which could affect customer shopping patterns. The ability of the Company and its suppliers to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue. Changes in consumer preferences for teen apparel and fashion accessories.

The foregoing list of important factors is not exclusive.

Liquidity and Capital Resources

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents, including short-term investments, totaled $153,304,000 at the end of Fiscal 1999.

Net cash provided by operating activities amounted to $85,816,000 in Fiscal 1999 compared to $76,954,000 in Fiscal 1998 and $59,548,000 in Fiscal 1997.
The Company's current ratio (current assets over current liabilities) was 3.5:1.0 for Fiscal 1999 and 4.0:1.0 for Fiscal 1998.

At the end of Fiscal 1999, the Company had credit lines available of approximately $12 million with various banks to finance the Company's letters of credit and working capital requirements. These facilities mature on various dates in 1999. Although there is no assurance, the Company believes that it will be able to renew these facilities on satisfactory terms and conditions.

At the end of Fiscal 1999, the Company increased its investment in inventories to $63,334,000, or 21%, from the Fiscal 1998 balance of $52,437,000. During this period inventory turnover remained constant at 3.0x consistent with Fiscal 1998. The increase in inventories is due to the Company operating 246 additional stores at the end of Fiscal 1999 compared to Fiscal 1998 - a 14% increase. In addition, inventories on a per square foot basis increased 5%. Management believes inventories are appropriate given the increase in the number of stores and the level of sales currently being achieved.

During Fiscal 1999, the Company continued to expand and remodel its store base. Significant capital projects included the opening and purchase, through acquisition, of 286 new stores, remodeling approximately 100 stores and the expansion of its distribution facility located in Hoffman Estates, Illinois to approximately 520,000 square feet from its previous size of 247,000 square feet. Funds expended for capital improvements in Fiscal 1999 totaled $45,211,000 compared to $36,306,000 in Fiscal 1998 and $20,558,000 in
Fiscal 1997. In Fiscal 2000, capital expenditures are expected to be approximately $42,000,000 as the Company continues to invest in its store base and technology.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit lines. The Company foresees no difficulty in maintaining its present financial condition and liquidity and the ability to finance its capital expenditure plans and other foreseeable future needs.

Recent Accounting Pronouncements

Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of foreign currency translation adjustments and is presented in the consolidated statements of income and stockholders' equity. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position, results of operations or cash flows. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way public business enterprises report information about operating segments in their financial statements; it does not affect the Company's consolidated financial position, results of operations or cash flows.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions in the first quarter of Fiscal 2000. SOP 98-5 requires that pre-opening costs be expensed as incurred. Adoption of this statement will not have a material impact on the Company's financial position, results of operations or cash flows.

The Company adopted SFAS No. 128, "Earning Per Share", in Fiscal 1998. In accordance with SFAS No. 128, the Company has presented both basic net income per share and diluted net income per share in the financial statements. Earnings per share for all periods have been restated to reflect the provisions of this statement.

Item 7A. Quantitative and Qualitative Disclosures
     About Market Risk

Foreign Currency

The Company is exposed to foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions. Based on the Company's average net currency positions in Fiscal 1999, the potential loss due to a 10% adverse change on foreign currency exchange rates is immaterial.

Interest Rates

The Company's exposure to market risk for changes in interest rates is limited to its cash, cash equivalents and short-term investment portfolio. Based on the Company's average invested cash balances during Fiscal 1999, a 10% decrease in the average effective interest rate in Fiscal 1999 would not materially impact the Company's annual interest income.

Item 8. Financial Statements and Supplementary Data            Page No.

Independent Auditors' Report                                      18

Consolidated Balance Sheets as of January 30, 1999 and
   January 31, 1998                                               19

Consolidated Statements of Income and Comprehensive Income
   for the three fiscal years ended January 30, 1999              20

Consolidated Statements of Changes in Stockholders' Equity
   for the three fiscal years ended January 30, 1999              21

Consolidated Statements of Cash Flows for
   the three fiscal years ended January 30, 1999                  22

Notes to Consolidated Financial Statements                     23-33

Selected Quarterly Financial Data (Unaudited)                     34

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999 in conformity with generally accepted accounting principles.



/S/KPMG LLP
Fort Lauderdale, Florida
March 26, 1999

                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                  Jan. 30,      Jan. 31,
                                                   1999           1998
                                                      (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                     $117,546      $122,491
   Short-term investments                          35,758        10,215
   Inventories                                     63,334        52,437
   Prepaid expenses and other current
     assets                                        22,980        19,055
        Total current assets                      239,618       204,198
Property and equipment:
   Land and building                               15,969         8,827
   Furniture, fixtures and equipment              123,390       100,976
   Leasehold improvements                          94,421        80,575
                                                  233,780       190,378
   Less accumulated depreciation
    and amortization                             (118,272)      (97,810)
                                                  115,508        92,568

Other assets                                       39,146        20,301
                                                 $394,272      $317,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable to bank                          $    893      $  1,600
   Trade accounts payable                          23,165        20,065
   Income taxes payable                            16,803        10,691
   Accrued expenses                                26,199        17,442
   Dividends payable                                2,031         1,466
        Total current liabilities                  69,091        51,264

Deferred credits                                   10,963         8,545

Stockholders' equity:
   Preferred stock, par value $1.00 per
    share; authorized 1,000,000 shares,
    issued and outstanding 0 shares                     -             -
   Class A common stock, par value $.05 per
    share; authorized 20,000,000 shares,
    issued 2,891,074 shares and 2,904,745
    shares                                            145           145
   Common stock, par value $.05 per
    share; authorized 150,000,000 shares,
    issued 48,024,707 shares and 47,645,701
    shares                                          2,401         2,382
   Additional paid-in capital                      25,398        22,053
   Accumulated other comprehensive income            (895)         (558)
   Retained earnings                              287,621       233,688
                                                  314,670       257,710

   Treasury stock, at cost (109,882 shares)          (452)         (452)
                                                  314,218       257,258
Commitments and contingencies
                                                 $394,272      $317,067

See accompanying notes to consolidated financial statements.


                    CLAIRE'S STORES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                Fiscal Year Ended
                                        Jan. 30,      Jan. 31,        Feb. 1,
                                          1999          1998           1997
                                      (In thousands except per share amounts)
Net sales                               $661,856      $536,754       $466,300
Cost of sales, occupancy and
 buying expenses                         319,067       258,113        224,995

   Gross profit                          342,789       278,641        241,305

Other expenses:
 Selling, general and
  administrative                         208,631       172,288        154,510
 Depreciation and amortization            21,878        18,002         16,182
 Interest income, net                     (6,256)       (4,902)        (2,954)
 Loss (gain) on investments                4,800        (2,099)             -
                                         229,053       183,289        167,738

   Income from continuing operations
     before income taxes                 113,736        95,352         73,567

Income taxes                              42,084        35,757         27,635

   Income from continuing operations      71,652        59,595         45,932

Discontinued operations:
 Loss from discontinued operations
  (less applicable income taxes of
  $3,718)                                  6,285             -              -
 Loss on disposal of discontinued
  operations (less applicable income
  taxes of $1,813)                         3,087             -              -
Net loss from discontinued operations      9,372             -              -

   Net income                             62,280        59,595         45,932

Other comprehensive income:
  Foreign currency translation
   adjustments                              (337)         (619)            83

  Comprehensive income                  $ 61,943      $ 58,976       $ 46,015

Net income (loss) per share:
  Basic:
   From continuing operations           $   1.41      $   1.19       $    .92
   From discontinued operations             (.18)            -              -
   Net income                           $   1.23      $   1.19       $    .92

  Diluted:
   From continuing operations           $   1.40      $   1.17       $    .90
   From discontinued operations             (.18)            -              -
   Net income                           $   1.22      $   1.17       $    .90



See accompanying notes to consolidated financial statements.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             Accumulated
                   Class A        Additional  Other
                   Common  Common  Paid-In  Comprehensive Retained Treasury
                    Stock   Stock   Capital   Income      Earnings  Stock    Total
                                          (In thousands)
Balance,
 February 3, 1996  $   96  $1,591 $  16,288 $        (22) $141,958 $  (768) $159,143
Net income              -       -         -            -    45,932       -    45,932
Class A Common Stock
 converted to Common
 Stock                  1      (1)        -            -         -       -         -
Stock options exercised -      26        60            -         -   4,558     4,644
Purchase of Treasury
 Stock                  -       -         -            -         -  (4,242)   (4,242)
Cash dividends ($.10 per
 Common share and $.05
 per Class A Common
 share)                 -      -          -            -    (4,639)      -    (4,639)
Three-for-two stock
 split                 49    748          -            -      (797)      -         -
Distributions to former
 shareholders of pooled
 entity                 -      -          -            -      (977)      -      (977)
Tax benefit from
 exercised stock
 options                -      -        600            -         -       -       600
Foreign currency
 translation adjustment -      -          -           83         -       -        83
Balance,
 February 1, 1997     146  2,364     16,948           61   181,477    (452)  200,544
Net income              -      -          -            -    59,595       -    59,595
Class A Common Stock
 converted to Common
 Stock                 (1)     1          -            -         -       -         -
Stock options exercised -     17      1,705            -         -       -     1,722
Cash dividends ($.12 per
 Common share and $.06
 per Class A Common
 share)                 -      -          -            -    (5,622)      -    (5,622)
Distributions to former
 shareholders of pooled
 entity                 -      -          -            -    (1,762)      -    (1,762)
Tax benefit from
 exercised stock
 options                -      -      3,400            -         -       -     3,400
Foreign currency
 translation adjustment -      -          -         (619)        -       -      (619)
Balance,
 January 31, 1998     145  2,382     22,053         (558)  233,688    (452)  257,258
Net income              -      -          -            -    62,280       -    62,280
Issued shares for
 acquisition            -      5      1,876            -         -       -     1,881
Stock options exercised -     14        419            -         -       -       433
Cash dividends ($.16 per
 Common share and $.08
 per Class A Common
 share)                 -      -          -            -    (7,892)      -    (7,892)
Distributions to former
 shareholders of pooled
 entity                 -      -          -            -      (455)      -      (455)
Tax benefit from
 exercised stock
 options                -      -      1,050            -         -       -     1,050
Foreign currency
 translation adjustment -      -          -         (337)        -       -      (337)
Balance,
 January 30, 1999  $  145 $2,401 $   25,398 $       (895) $287,621   $(452) $314,218


See accompanying notes to consolidated financial statements.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Fiscal Year Ended
                                           Jan. 30,      Jan. 31,     Feb. 1,
                                            1999          1998        1997
                                                     (In thousands)
Cash flows from operating activities:
 Net income                               $ 62,280      $ 59,595    $ 45,932
 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Loss from discontinued operations, net of
   tax benefit                               6,285             -           -
 Loss on disposal of discontinued operations,
   net of tax benefit                        3,087             -           -
 Depreciation and amortization              21,878        18,002      16,182
 Deferred income taxes                      (1,484)          213        (500)
 Loss on retirement of property and
   equipment                                 1,703         1,671       1,935
 Loss on investments                         4,800             -           -
 Change in assets and liabilities, net of
   effects of companies purchased:
 (Increase) in -
   Inventories                              (9,711)       (4,380)    (10,766)
   Prepaid expenses and other assets       (12,719)       (5,624)     (6,863)
 Increase in -
   Trade accounts payable                    2,441         1,448       6,147
   Income taxes payable                      6,103           860       3,631
   Accrued expenses                          6,578         2,411       2,702
   Deferred credits                          2,418         2,758       1,148
 Net cash provided by continuing operations 93,659        76,954      59,548
 Net cash used by discontinued operations   (7,843)            -           -

 Net cash provided by operating activities  85,816        76,954      59,548

Cash flows from investing activities:
 Acquisition of property and equipment     (45,211)      (36,306)    (20,558)
 Purchases of short-term investments, net  (28,842)         (290)     (9,925)
 Capital expenditures of discontinued
   operations                                 (185)            -           -
 Purchase of Bijoux One, net of cash
   acquired                                 (7,815)            -           -

 Net cash used in investing activities     (82,053)      (36,596)    (30,483)

Cash flows from financing activities:
 Principal (payments) borrowings on debt    (1,617)        1,600           -
 Proceeds from stock options exercised       1,482         5,087       1,638
 Dividends paid                             (7,781)       (5,606)     (4,174)
 Distributions to former shareholders of
   pooled entity                              (455)       (2,739)          -
 Purchase of treasury stock                      -             -      (1,235)

 Net cash used in financing activities      (8,371)       (1,658)    ( 3,771)

Effect of foreign currency exchange rate
   changes on cash and cash equivalents       (337)         (619)         83

Net increase (decrease) in cash and cash
  equivalents                               (4,945)       38,081      25,377

Cash and cash equivalents at beginning of
  year                                     122,491        84,410      59,033

Cash and cash equivalents at end of year  $117,546      $122,491    $ 84,410



See accompanying notes to consolidated financial statements.


                  CLAIRE'S STORES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Claire's Stores, Inc., a Delaware Corporation, and subsidiaries (collectively the "Company"), is a leading retailer of popular priced fashion accessories and apparel targeted towards teenagers. The Company operates stores throughout the United States, Canada, the Caribbean, United Kingdom, Switzerland, Austria, Germany and Japan.

Principles of Consolidation/Reclassifications - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In January 1999, the Company adopted a plan to discontinue its Just Nikki Inc. ("Nikki") catalog segment. In April 1998, the Company completed its acquisition of Lux Corporation ("Lux"), which was accounted for as a pooling-of-interest business combination. As a result of these two transactions, the consolidated financial statements and notes thereto have been reclassified for all periods presented.

Fiscal Year - The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997 each consisted of 52 weeks.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments - These investments consist of highly liquid debt instruments purchased with a maturity greater than three months but less than one year and equity securities. At January 30, 1999, the Company classified its debt and equity securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method.

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

Goodwill - Goodwill, which is included in "Other assets" in the accompanying balance sheets, represents the excess of purchase price over the fair value of net assets acquired. It is amortized on a straight-line basis over the expected periods to be benefitted, generally twenty-five years. The Company continually evaluates the recoverability of goodwill by assessing current facts and circumstances and expectations of operating income and cash flow for each acquired entity.

Net Income Per Share - Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (50,649,000 shares in Fiscal 1999, 50,222,000 shares in Fiscal 1998 and 49,661,000 shares in Fiscal 1997). Diluted net income per share includes the dilutive effect of stock options (51,108,000 shares in Fiscal 1999, 51,132,000 shares in Fiscal 1998 and 50,910,000 shares in Fiscal
1997). Options to purchase 161,000 and 124,000 shares of common stock, at prices ranging from $19.73 to $22.88 per share and $19.73 to $22.38 per share, respectively, were outstanding for the years ended January 30, 1999 and January 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal year.

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

Foreign Currency Translation - The financial statements of the Company's foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Resulting translation adjustments are accumulated as a component of stockholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

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

Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements - Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of foreign currency translation adjustments and is presented in the consolidated statements of income and stockholders' equity. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position, results of operations or cash flows. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Effective February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way public business enterprises report information about operating segments in their financial statements; it does not affect the Company's consolidated financial position, results of operations or cash flows.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company will be required to implement its provisions in the first quarter of Fiscal 2000. SOP 98-5 requires that pre-opening costs be expensed as incurred. Adoption of this statement will not have a material impact on the Company's financial position, results of operations or cash flows.

The Company adopted SFAS No. 128, "Earning Per Share", in Fiscal 1998. In accordance with SFAS No. 128, the Company has presented both basic net income per share and diluted net income per share in the financial statements. Earnings per share for all periods have been restated to reflect the provisions of this statement.

2.  CREDIT FACILITIES

The Company has an unsecured revolving line of credit of $10 million with a bank for letters of credit and working capital needs. Interest on the outstanding balance is at the bank's prime rate. The credit agreement matures on July 31, 1999. At January 30, 1999 and January 31, 1998, no borrowings were outstanding under this line of credit.

The Company's non-U.S. subsidiaries have credit facilities totaling approximately $2,225,000 with a bank. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 30, 1999, the borrowings totaled $893,000,bear interest at rates ranging from 3.5% to 3.38% and mature within six months.

In Fiscal 1998, Lux had an unsecured revolving line of credit of $2 million with a bank which was guaranteed by two former stockholders of Lux and which required those stockholders to maintain liquid assets in the form of cash and/or readily marketable securities in the minimum amount of $1,000,000. Interest on the outstanding balance was at the bank's prime rate plus .75% and there was a .25% facility fee. At January 31, 1998, $1,600,000 was outstanding, representing the maximum borrowings during the fiscal year under the line of credit. The credit agreement matured in April 1998, was paid in full and was not renewed.


3.  INCOME TAXES

Income before income taxes from continuing operations is as follows:
                                              Fiscal Year Ended
                                     1999           1998           1997
                                                (In thousands)

   Domestic                        $ 91,461      $ 85,159       $ 70,832
   Foreign                           21,275        10,193          2,735
                                   $113,736      $ 95,352       $ 73,567

The components of income tax expense (benefit) consist of the following:

                                               Fiscal Year Ended
                                   Jan. 30,      Jan. 31,        Feb. 1,
                                     1999          1998           1997
                                                (In thousands)
Federal:
   Current                         $ 32,095      $ 28,385       $ 24,551
   Deferred                          (1,266)          191           (448)
                                     30,829        28,576         24,103
State:
   Current                            4,473         3,659          2,959
   Deferred                            (218)           22            (52)
                                      4,255         3,681          2,907
Foreign:
   Current                            7,000         3,500            625

Total income tax expense
   from continuing operations        42,084        35,757         27,635

Tax benefit of discontinued
   operations                        (5,531)            -              -

Total income tax expense           $ 36,553      $ 35,757       $ 27,635


The approximate tax effect on each type of significant components of the
Company's net deferred tax asset are as follows:
                                                    Fiscal Year Ended
                                                 Jan. 30,     Jan. 31,
                                                  1999         1998
                                                      (In thousands)
Depreciation                                      $ 3,151     $  3,453
Accrued expenses                                    4,073        1,742
Deferred rent                                       2,009        1,619
Loss on investments                                 1,286            -
Operating leases                                   (1,109)           -
Inventory reserves                                    543            -
Other                                                 547          304

                                                  $10,500     $  7,118

The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods.

The provision for income taxes from continuing operations differs from an amount computed at the statutory rates as follows:
                                         Jan. 30,      Jan. 31,     Feb. 1,
                                           1999         1998         1997
   U.S. income taxes at
    statutory rates                          35%           35%         35%
   Foreign income tax benefit
    at less than domestic rates              (1)            -           -
   State and local income taxes,
    net of federal tax benefit                3             3           3
                                             37%           38%         38%


As of January 30, 1999, there are accumulated unremitted earnings from the Company's United Kingdom subsidiary on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiary are indefinitely reinvested. Based on the current United States and United Kingdom income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $650,000 would be due.

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

5.  STOCK OPTIONS

In August 1996, the Board of Directors of the Company adopted, and on June 16, 1997 the Company's stockholders approved, the Claire's Stores, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan replaced the Company's 1991 Stock Option Plan (the "1991 Plan"), which had replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under the 1991 Plan remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 3,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 500,000, and no stock option may be exercised less than one year after the date granted. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

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

At January 30, 1999, options to purchase 482,487 and 2,500 shares of Common Stock were exercisable under the 1991 Plan and 1996 Plan, respectively. No options were exercisable under the 1982 Plan or 1985 Plan as of January 30, 1999. Options to purchase an additional 359,351 and 377,950 shares were outstanding, but not yet exercisable, at January 30, 1999 under the 1991 Plan
and 1996 Plan, respectively.  There were   3,407,506 shares of Common stock
available for future option grants under the 1996 Plan at January 30, 1999.

The weighted average exercise price of options under the 1991 Plan and 1996 Plan as of January 30, 1999 was $10.96 and $19.74, respectively, compared to $9.86 and $21.64 under the 1991 Plan and 1996 Plan, respectively as of January 31, 1998. No options were outstanding under the 1982 and 1985 Plans as of January 30, 1999.

The per share weighted average fair value of stock options granted during the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was $19.27, $21.64 and $8.74, respectively.

Transactions and other information relating to the 1982 Plan, 1985 Plan, 1991
Plan and the 1996 Plan are summarized as follows:
                      1982 Plan  1985 Plan  1991 Plan  1996 Plan   Range of
                      Number of  Number of  Number of  Number of option price
                       shares     shares     shares     shares     per share
Outstanding,
February 3, 1996        154,688     78,750  1,794,487         -  $2.89 - $8.72
   Granted                    -          -    600,000         -  10.17 - 21.25
   Exercised            (92,813)         -   (320,948)        -   2.89 -  8.72
   Canceled              (5,625)         -     (1,125)        -   5.22 -  5.22
Outstanding,
February 1, 1997         56,250     78,750  2,072,414         -   3.11 - 21.25
   Granted                    -          -          -    65,000  17.75 - 22.38
   Exercised                  -          -   (300,531)        -   3.11 - 11.75
   Canceled              (6,250)    (7,875)  (491,614)        -   5.11 - 21.25
Outstanding,
January 31, 1998         50,000     70,875  1,280,269    65,000   4.67 - 22.38
   Granted                    -          -          -   455,000  16.44 - 22.88
   Exercised            (50,000)   (70,875)  (209,888)     (550)  4.67 - 17.75
   Canceled                   -          -   (228,540) (139,000)  5.11 - 22.38
Outstanding,
January 30, 1999              -          -    841,841   380,450   5.11 - 22.88


At January 30, 1999, the weighted-average remaining contractual life of outstanding options was 5.79 years and 8.71 years for the 1991 Plan and 1996 Plan, respectively.

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", issued in October 1995. As permitted under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No.
123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                     Fiscal Year Ended
                                                  1999      1998        1997
Net income - as reported                        $62,280   $59,595     $45,932
Net income - pro forma                           61,971    59,227      45,215
Diluted net income per share - as reported         1.22      1.17         .90
Diluted net income per share - pro forma           1.21      1.16         .89


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                1999            1998            1997
Expected dividend yield          .72%            .62%            .67%
Expected stock price volatility36.62%          36.21%          38.05%
Risk-Free interest rate         5.50%           6.00%           6.50%
Expected life of options 4.5 and 9.5 years 4.5 and 9.5 years 4.5 and 9.5 years


6.  EMPLOYEE BENEFIT PLANS

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 1999, Fiscal 1998 and Fiscal 1997, the cost of Company matching contributions was $378,000, $381,000 and $378,000, respectively.

Prior to the Lux merger (see Note 11), Lux had a profit sharing plan covering all employees over 21 years old with over one year of service. Lux's contributions to the plan were discretionary. The Company intends to discontinue this plan during Fiscal 2000.

7.  COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2025 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 30, 1999 was as follows:


                                            1999      1998      1997
                                                  (In thousands)
   Minimum rentals                        $75,749   $62,362   $54,471
   Rentals based on net sales               1,975     1,641     1,546
   Other rental expense-equipment          13,565    10,534     9,286
        Total rental expense              $91,289   $74,537   $65,303


Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows:

                                      (In thousands)
                  2000                   $ 90,662
                  2001                     83,869
                  2002                     76,550
                  2003                     69,566
                  2004                     62,401
                  Thereafter              236,493
                                         $619,541


Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments.

8.  STATEMENTS OF CASH FLOWS

Payments of income taxes were $33,299,000 in Fiscal 1999, $30,441,000 in Fiscal 1998 and $24,022,000 in Fiscal 1997. Payments of interest were $67,000 in Fiscal 1999, $270,000 in Fiscal 1998 and $96,000 in Fiscal 1997.

9.  RELATED PARTY TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $573,600, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building.

10. SEGMENT REPORTING

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has three reportable segments: North America, United Kingdom and Europe. The Company's reportable segments are managed separately because each geographic market requires different marketing strategies and maintains separate local offices and distribution centers.

Information about the Company's operations by segment is as follows
(in thousands):
                                           Fiscal Year Ending
                                    1999        1998         1997
Net sales:
      North America               $579,442    $503,202     $450,841
      United Kingdom                76,900      33,552       15,459
      Europe                         5,514           -            -

Total net sales                   $661,856    $536,754     $466,300

Operating income:
      North America               $113,831    $ 99,101     $ 85,950
      United Kingdom                19,687       7,252          845
      Europe                           640           -            -
Total operating income             134,158     106,353       86,795

Depreciation and amortization       21,878      18,002       16,182
Interest income, net                (6,256)     (4,902)      (2,954)
Loss (gain)on investments            4,800      (2,099)           -

Income from continuing
 operations before income
 taxes                            $113,736    $ 95,352     $ 73,567

Identifiable assets:
      North America               $205,423    $166,657     $147,603
      United Kingdom                42,748      17,896        5,760
      Europe                         6,998           -            -
      Corporate                    139,103     132,514       98,874

Total assets                      $394,272    $317,067     $252,237

Capital expenditures:
      North America               $ 34,632    $ 28,637     $ 19,228
      United Kingdom                10,579       7,669        1,330
      Europe                             -           -            -

                                  $ 45,211    $ 36,306     $ 20,558


Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets.

      11.   ACQUISITIONS

In April 1998, the Company completed its acquisition of Lux, a closely held specialty apparel chain operating under the name of "Mr. Rags," in a stock-for-stock merger. The stores specialize in selling clothing and accessories to the male teen market. In connection with the merger, the Company issued 2,070,286 shares of common stock in exchange for all the outstanding common stock of Lux. The merger has been accounted for as a pooling of interests business combination. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Lux as if the companies had combined at the beginning of the first period presented. Prior to the merger, Lux's fiscal year ended on November 30. In recording the business combination, Lux's prior year financial statements have been restated to conform with the Company's fiscal year end. Net sales and net income of the separate entities for the periods preceding the merger are as follows (in thousands):

                                     Three Months
                                         Ended         Fiscal Year Ended
                                      May 2, 1998       1998        1997
                                      (unaudited)
Net sales:
 Claire's Stores, Inc. and
     subsidiaries                    $    123,775     $500,152    $440,184
 Lux Corporation                            9,187       36,602      26,116
 Combined                            $    132,962     $536,754    $466,300

Net income:
 Claire's Stores, Inc. and
     subsidiaries                    $      9,584     $ 58,189    $ 45,130
 Lux Corporation                              357        1,406         802
 Combined                            $      9,941     $ 59,595    $ 45,932


In November 1998, the Company completed its acquisition of Bijoux One Trading AG ("Bijoux"), a privately held 53-store fashion accessory chain. Bijoux, headquartered in Zurich, Switzerland, became a wholly-owned subsidiary of the Company. The transaction has been accounted for as a purchase and, accordingly, Bijoux's operations have been consolidated with the Company as of November 1, 1998. The $9.4 million purchase price was comprised of cash and the issuance of 100,000 shares of the Company's stock, valued at $1.9 million. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years. Operating results on a pro forma basis, including Bijoux as if the purchase had occurred at the beginning of the periods presented, are not disclosed due to immateriality.

     12.  DISCONTINUED OPERATION

In January 1999, the Company announced its decision to discontinue the operations of Nikki, a wholly-owned subsidiary representing its catalog segment. The operations of Nikki have been accounted for as a discontinued operation in the Fiscal 1999 consolidated financial statements. Nikki had no significant operations prior to Fiscal 1999. The Company is in the process of liquidating Nikki's inventory and intends to sell or dispose of any remaining assets during the first half of Fiscal 2000. Included in accrued expenses on the accompanying balance sheet, is a $1,160,000 reserve to fund future
associated wind-down operations and costs.   Nikki's net sales during Fiscal
1999 were $14,717,000.

     13.  SUBSEQUENT EVENT

In May 1996, the Company entered into an agreement (the "agreement") with the former sole shareholder of one of the Company's subsidiaries. The agreement provided the individual with the right to purchase up to 20% of the outstanding shares, (the "shares") of the subsidiary at a specified price. As part of the agreement, the Company has the right to serve on the individual an offer notice to purchase such shares. The offer notice shall constitute an irrevocable offer to purchase such shares at market value.

In February 1999, the individual exercised the right to purchase the shares pursuant to the agreement and the Company served the individual with an offer notice. The individual accepted the offer notice and in February 1999, the Company paid $18,000,000 to the individual for the shares and recorded this amount as goodwill.


SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                     Fiscal Year Ended January 30, 1999 (2)
                               1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                  (In thousands except per share amounts)
Net sales                     $131,492  $148,482  $157,089  $224,793  $661,856
Gross profit                    66,046    74,738    77,369   124,636   342,789
Income (loss) from:
  Continuing operations         10,451    14,612    12,716    33,873    71,652
  Discontinued operations         (510)   (1,881)   (2,023)   (4,958)   (9,372)
      Net income              $  9,941  $ 12,731  $ 10,693  $ 28,915  $ 62,280

Basic net income (loss)
 per share from (1):
  Continuing operations       $    .21  $    .29  $    .25  $    .67  $   1.41
  Discontinued operations         (.01)     (.04)     (.04)     (.10)     (.18)
      Net income              $    .20  $    .25  $    .21  $    .57  $   1.23


Diluted net income (loss)
 per share from (1):
  Continuing operations       $    .20  $    .29  $    .25  $    .66  $   1.40
  Discontinued operations         (.01)     (.04)     (.04)     (.10)     (.18)
      Net income              $    .19  $    .25  $    .21  $    .57  $   1.22


                                     Fiscal Year Ended January 31, 1998 (2)
                               1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year
                                   (In thousands except per share amounts)
Net sales                     $114,381  $124,242  $124,622  $173,509  $536,754
Gross profit                    56,406    62,849    62,515    96,871   278,641
Net income                       8,614    10,792    11,387    28,802    59,595

Basic net income
 per share(1)                 $    .17  $    .22  $    .23  $    .57  $   1.19

Diluted net income
 per share(1)                 $    .17  $    .21  $    .22  $    .56  $   1.17




(1) In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which established new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.

(2) Quarterly amounts for Fiscal 1999 and 1998 were adjusted to include the operations of Lux for all periods prior to the acquisition.

      Quarterly amounts for Fiscal 1999 were also reclassified to segregate the effects of Nikki from continuing operations. Nikki had no significant operations prior to Fiscal 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Inapplicable.

                                   PART III

Items 10,11,12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation ; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report.

                                                                   Page No.
 1.   Financial Statements

      Independent Auditors' Report                                    18
      Consolidated Balance Sheets as of January 30, 1999 and
       January 31, 1998                                               19
      Consolidated Statements of Income and Comprehensive Income
       for the three fiscal years ended January 30, 1999              20
      Consolidated Statements of Changes in Stockholders'
       Equity for the three fiscal years ended January 30, 1999       21
      Consolidated Statements of Cash Flows
       for the three fiscal years ended January 30, 1999              22
      Notes to Consolidated Financial Statements                      23-33

 2.   Financial Statement Schedules

            All schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

 3.   Exhibits

 (2)(a) Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998.

 (2)(b) Stock Purchase Agreement dated as of November 11, 1998 between the Company and Peter Bossert, an individual, for any and all shares/Company contributions of: Bijoux One AG, Zurich, Switzerland, Bijoux One Trading AG, Zurich, Switzerland, Bijoux One Trading GesmbH, Brunn am Gebirge, Austria and Bosco GmbH, Stuttgart,
           Germany (omitted schedules will be furnished supplementally to the Commission upon request.

 (3)(a) Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on form 10-K for the fiscal year ended February 1, 1992).

 (3)(b) Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
           4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-58549 (the "Registration Statement")).

 (3)(c) Certificate of Amendment of the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
           4.3 to the Registration Statement).

 (3)(d) Amended By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on form 10-K for the fiscal year ended January 28, 1995).

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

(10)(g) Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Two Centrum Plaza Associates.

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

(21)      Subsidiaries of the Company.

(23) Consent of KPMG LLP relating to the Company's Registration Statements on Form S-8 (registration No. 333-42027) and Form S-3 (registration No. 333-58549).

(27)      Financial Data Schedule of the Company.

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

                                 CLAIRE'S STORES, INC.



                                 By /S/Rowland Schaefer
                                 Rowland Schaefer
                                 President and Chairman
                                 of the Board of Directors

April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 1999.

/S/ Rowland Schaefer              President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

/S/ Marla Schaefer                Vice Chairman of the Board of Directors
Marla Schaefer


/S/ Eileen B. Schaefer            Vice Chairman of the Board of Directors
Eileen B. Schaefer


/S/ Ira D. Kaplan                 Senior Vice President, Chief Financial
Ira D. Kaplan                     Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

/S/ Harold E. Berritt             Director
Harold E. Berritt


/S/ Irwin Kellner                 Director
Irwin Kellner


/S/ Bruce G. Miller               Director
Bruce G. Miller


/S/ Sylvia Schaefer               Director
Sylvia Schaefer


/S/ Steven Tishman                Director
Steven Tishman

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLAIRE'S STORES, INC.



                                  By
                                  Rowland Schaefer
                                  President and Chairman
                                  of the Board of Directors
April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 1999.


                                  President and
Rowland Schaefer                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

                                  Vice Chairman of the Board of Directors
Marla Schaefer


                                  Vice Chairman of the Board of Directors
Eileen B. Schaefer


                                  Senior Vice President, Chief Financial
Ira D. Kaplan                     Officer and Treasurer
                                  (Principal Financial and Accounting Officer)


                                  Director
Harold E. Berritt


                                  Director
Irwin Kellner


                                  Director
Bruce G. Miller


                                  Director
Sylvia Schaefer


                                  Director
Steven Tishman