Form 10-Q
period 1999-05-01
CLAIRES STORES INC
filed 1999-06-14
CIK 34115

FORM 10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )   Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended     May 1, 1999
                                      OR

   (   )Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the transition period from        to
Commission file number              1-8899
                               CLAIRE'S STORES, INC.

      (Exact name of registrant as specified in its charter)

 Delaware                                                  59-0940416
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

3 S.W. 129th Avenue             Pembroke Pines, Florida       33027
    (Address of principal executive offices)               (Zip Code)

00                               (954) 433-3900
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


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 1999 was 48,161,826 and 2,881,093, respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at May 1, 1999 and
          January 30, 1999.                                                3

     Condensed ConsolidatedStatements of Income and Comprehensive Income
          for the Three Months Ended May 1, 1999 and May 2, 1998.          4

     Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended May 1, 1999 and May 2, 1998.                        5

     Notes to Condensed Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                                7-9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                            9

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                     May 1,         Jan. 30,
                                                     1999             1999
ASSETS                                                  (In thousands)
Current assets:
  Cash and cash equivalents                        $110,869         $117,546
  Short-term investments                             28,244           35,758
  Inventories                                        67,954           63,334
  Prepaid expenses and other current
   assets                                            25,713           22,980
      Total current assets                          232,780          239,618

Property and equipment:
  Land and building                                  16,864           15,969
  Furniture, fixtures and equipment                 128,407          123,390
  Leasehold improvements                             95,813           94,421
                                                    241,084          233,780
  Less accumulated depreciation and
   amortization                                    (122,091)        (118,272)
                                                    118,993          115,508

Other assets                                         59,723           39,146
                                                   $411,496         $394,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to bank                             $    821         $    893
  Trade accounts payable                             34,330           23,165
  Income taxes payable                               12,331           16,803
  Accrued expenses                                   20,543           26,199
  Dividends payable                                   2,036            2,031
      Total current liabilities                      70,061           69,091

Deferred credits                                     11,643           10,963

Stockholders' equity:
  Preferred stock par value $1.00 per
   share; authorized 1,000,000 shares,
   issued and outstanding 0 shares                        -                -
  Class A common stock par value $.05 per
   share; authorized 20,000,000 shares,
   issued 2,883,560 shares and 2,891,074
   shares                                               145              145
  Common stock par value $.05 per
   share; authorized 150,000,000 shares,
   issued 48,127,695 shares and 48,024,707
   shares                                             2,406            2,401
  Additional paid-in capital                         26,358           25,398
  Accumulated other comprehensive income              1,877             (895)
  Retained earnings                                 299,458          287,621
                                                    330,244          314,670
  Treasury stock, at cost,(109,882 shares)             (452)            (452)
                                                    329,792          314,218
Commitments and contingencies
                                                   $411,496         $394,272

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            FOR THE THREE MONTHS ENDED
                           MAY 1, 1999 AND MAY 2, 1998
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                             May 1,             May 2,
                                             1999              1998(1)
                                     (In thousands, except per share amounts)
Net sales                                  $170,663          $131,492
Cost of sales, occupancy and
buying expenses                              84,993            65,446

Gross profit                                 85,670            66,046

Other expenses:
 Selling, general and administrative         59,111            46,156
 Depreciation and amortization                6,289             4,909
 Interest income, net                        (1,634)           (1,610)
                                             63,766            49,455
 Income from continuing operations
 before income taxes                         21,904            16,591

Income taxes                                  8,104             6,140

 Income from continuing operations           13,800            10,451

Discontinued operations:
 Loss from discontinued operations
  (less applicable income taxes)                  -               510
 Loss on disposal from discontinued
  operations (less applicable income
  taxes)                                          -                 -
 Net loss from discontinued operations            -               510

   Net income                                13,800             9,941

Other comprehensive income:
 Foreign currency translation adjustments       232               186
 Unrealized gain on securities                2,540                 -

   Comprehensive income                    $ 16,572          $ 10,127

Net income (loss)per share:
   Basic:
    From continuing operations             $    .27          $    .21
    From discontinued operations                  -              (.01)
    Net income                             $    .27          $    .20

   Diluted:
    From continuing operations             $    .27          $    .20
    From discontinued operations                  -              (.01)
    Net income                             $    .27          $    .19

Average common shares outstanding - Basic    50,854            50,449

Average common shares outstanding - Diluted  51,332            51,361

(1) Restated to reflect Just Nikki, Inc. as a discontinued operation.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                           MAY 1, 1999 AND MAY 2, 1998
                                   (Unaudited)
                                                    Three Months Ended
                                                      (In thousands)
                                                  May 1,           May 2,
                                                   1999             1998(1)
Cash flows from operating activities:
  Net income                                     $ 13,800         $  9,941
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Loss from discontinued operations, net of
    tax benefit                                         -              515
  Depreciation and amortization                     6,289            4,908
  Tax benefit from options                              -              102
  Loss on retirement of property and equipment        220              254
  Changes in assets and liabilities:
  (Increase) decrease in -
    Inventories                                    (4,620)          (6,716)
    Prepaid expenses and other assets             ( 5,399)           1,695
  Increase (decrease) in -
    Trade accounts payable                         11,165            1,004
    Income taxes payable                           (4,473)          (4,149)
    Accrued expenses                               (5,655)          (2,568)
    Deferred credits                                  680              713
  Net cash provided by continuing operations       12,007            5,699
  Net cash used by discontinued operations              -           (1,092)
  Net cash provided by operating activities        12,007            4,607

Cash flows from investing activities:
  Acquisition of property and equipment            (9,906)         (10,029)
  Sale of short-term investments, net              10,053               73
  Capital expenditures of discontinued operations       -              (60)
  Acquisition of minority interest in a foreign
    subsidiary                                    (18,000)               -

    Net cash used in investing activities         (17,853)         (10,016)

Cash flows from financing activities:
  Principal (payments)on debt                           -           (1,600)
  Proceeds from stock options exercised               965              105
  Dividends paid                                   (1,976)          (1,863)

    Net cash used in financing activities          (1,011)          (3,358)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                        108              295

Net decrease in cash and cash
  equivalents                                      (6,677)          (8,472)

Cash and cash equivalents at beginning of period  117,546          122,536

Cash and cash equivalents at end of period       $110,869         $114,064



(1) Restated to reflect Just Nikki, Inc. as a discontinued operation.


              CLAIRE'S STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

    2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (50,854,000 shares for the three months ended May 1, 1999 and 50,449,000 shares for the three months ended May 2, 1998). Diluted net income per share includes the dilutive effect of stock options (51,332,000 shares for the three months ended May 1, 1999 and 51,361,000 shares for the three months ended May 2, 1998). Options to purchase 11,806 and 78,334 shares of common stock, at a price of $28.81 per share and prices ranging from $21.25 to $22.38 per share, respectively, were outstanding for the quarters ended May 1, 1999 and May 2,1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The analysis below takes into account that prior year's balances have been restated to reflect the discontinued operations of Just Nikki, Inc.

Net sales for the three months ended May 1, 1999 increased approximately 30% over the comparable period ended May 2, 1998. The increase for the period resulted primarily from the addition of a net 241 stores and same-store sales increases of 13% for the quarter. Management believes these same-store sales increases were achieved due to increased customer traffic, a strong retail economic environment and the Company's merchandising strategy of utilizing popular motifs in multiple product categories.

Cost of sales, occupancy and buying expenses increased 30% for the three months ended May 1, 1999 over the comparable period ended May 2, 1998. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 49.8% for the three months ended May 1, 1999 and the three months ended May 2, 1998. Due to the same-store sales increase of 13% in the three months ended May 1, 1999, rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, decreased 100 basis points as a percentage of sales compared to the three months ended May 2, 1998. The cost of merchandise as a percentage of sales increased 100 basis points in the three months ended May 1, 1999 compared to the same period ended
May 2, 1998. This increase was due to a higher volume of apparel sales to total sales.

Apparel carries a higher cost to sales ratio than accessories. Also, additional promotional markdowns were taken in the accessories department to drive sales and reduce levels of older inventory.

Selling, general and administrative expenses (S,G&A), as a percentage of sales for the three months ended May 1, 1999 was 34.6% compared to 35.1% for the comparable period ended May 2, 1998. This decrease is primarily attributable to the leveraging of fixed expenses over a larger store base (2,084 stores at May 1, 1999 compared to 1,843 stores at May 2, 1999) and from the leveraging of same-store sales increases discussed above.

Depreciation and amortization as a percentage of sales was approximately 3.7% for the three months ended May 1, 1999 which was comparable to the three months ended May 2, 1998.

Interest income, net of interest expense, totaled $1,634,000 for the three month period ended May 1, 1999 compared to $1,610,000 for the comparable period ended May 2, 1998. This slight increase was primarily due to the increase in the average cash and cash equivalents and short-term investments balance of $141,774,000 during the three months ended May 1, 1999 compared to $129,327,000 during the same period ended May 2, 1998. The interest income earned from the additional cash and cash equivalents and short-term investments balance was offset by lower interest rates realized on investments.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $6,677,000 for the three months ended May 1, 1999 due to net cash used for the acquisition of property and equipment totaling $9,906,000, the payment of dividends of $1,976,000 and a payment of $18,000,000 for the acquisition of a minority interest in a foreign subsidiary. These cash expenditures were offset by net cash provided by operating activities of $12,007,000 and the proceeds from stock options exercised totaling $965,000.

Inventory at May 1, 1999 increased 7% compared to the inventory balance at the end of the Company's January 30, 1999 fiscal year. The increase is attributable to a net increase of 57 stores in the three months ended
May 1, 1999 and the additional merchandise needed to maintain the current sales momentum.

The Company opened 64 stores in the three months ended May 1, 1999 and remodeled 43 stores.

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

The Company has been executing a plan to identify and address any possible deficiencies that the Year 2000 issue may have on its computer systems, which include both proprietary and third party computer systems; related hardware, software and data and telephone networks and information systems service providers. This plan addresses the Year 2000 issue in multiple phases including (i) identification of critical systems, vendors and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of identified risks associated with the failure to be Year 2000 compliant,
(iii) testing of systems to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As of May 1999, the Company has completed phases (i) and (ii), and is approximately 70% complete with phases
(iii) and (iv), referred to above. Phase (v) will be addressed in the upcoming months. Project plans call for the completion of the solution implementation phase and testing of those solutions by the end of 1999, prior to any anticipated impact on the Company's systems.

The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant. The Company is in the process of evaluating each major supplier, vendor and third party administrator to assess their Year 2000 readiness and initiatives. As of May 1999, the Company is approximately 45% complete with the process and anticipates completion by the end of 1999. While the Company plans to validate representations from these parties, it cannot be sure that their tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans it believes to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.
Furthermore, there may be certain third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable. The Company has not yet determined the extent of contingency planning that may be required as this is dependent on completion of these ongoing assessments of its vendors, suppliers and third party administrators.

The extent and magnitude of the Year 2000 issue is difficult to predict or quantify for a number of reasons including the lack of control over third party systems and complexities associated with testing interconnected systems networks and applications. The Company expects that the maximum external cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications is approximately $350,000 through completion in 1999, of which, approximately $200,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows. This estimate of maximum costs does not include the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 plan.

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

Special Note Regarding Forward-Looking Statements

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements in the Company's Annual Report on Form 10-K for the year ended January 30, 1999, and that statement is hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.



                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          27   Financial Data Schedule (for SEC use only)

          99.1 Press Release of Claire's Stores, Inc. dated May 13, 1999

      (b) Reports on Form 8-K

          None

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: June 14, 1999                  /s/ Ira D. Kaplan
                                         Ira D. Kaplan
                                     Senior Vice President and Chief
                                     Financial Officer


                                     (Mr. Kaplan is the Senior Vice President and Chief Financial Officer and has been duly authorized to sign on behalf of the registrant)

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CLAIRE'S STORES, INC.
                                   (Registrant)








Date: June 14, 1999

                                   Ira D. Kaplan
                                   Senior Vice President and Chief Financial
                                   Officer

                                   (Mr. Kaplan is the Senior Vice
                                   President and Chief Financial Officer
                                   and has been duly authorized
                                   to sign on behalf of the registrant)