Form 10-Q
period 1999-07-31
CLAIRES STORES INC
filed 1999-09-08
CIK 34115

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )   Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period Ended    July 31, 1999

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


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 30, 1999 was 48,293,539 and 2,875,942, respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                                  PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at July 31,
       1999 and January 30, 1999.                                      3

     Condensed Consolidated Statements of Income and Comprehensive
          Income for the Three and Six Months Ended July 31, 1999
          and August 1, 1998.                                          4

     Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended July 31, 1999 and August 1, 1998.               5

     Notes to Condensed Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                              7-9

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Securities Holders                                      10

     Item 6.   Exhibits and Reports on Form 8-K                        11

                          PART I.  FINANCIAL INFORMATION
                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   July 31,         Jan. 30,
                                                     1999             1999
ASSETS                                                  (In thousands)
Current assets:
  Cash and cash equivalents                        $117,864         $117,546
  Short-term investments                             25,500           35,758
  Inventories                                        76,694           63,334
  Prepaid expenses and other current
   assets                                            25,843           22,980
      Total current assets                          245,901          239,618

Property and equipment:
  Land and building                                  17,136           15,969
  Furniture, fixtures and equipment                 134,305          123,390
  Leasehold improvements                             99,995           94,421
                                                    251,436          233,780
  Less accumulated depreciation and
   amortization                                    (126,890)        (118,272)
                                                    124,546          115,508

Goodwill, net                                        26,524            9,000
Other assets                                         31,752           30,146
                                                   $428,723         $394,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to bank                             $    839         $    893
  Trade accounts payable                             32,762           23,165
  Income taxes payable                               11,576           16,803
  Accrued expenses                                   24,699           26,199
  Dividends payable                                   2,038            2,031
      Total current liabilities                      71,914           69,091

Deferred credits                                     12,272           10,963

Stockholders' equity:
  Preferred stock par value $1.00 per
   share; authorized 1,000,000 shares,
   issued and outstanding 0 shares                        -                -
  Class A common stock par value $.05 per
   share; authorized 20,000,000 shares,
   issued 2,877,371 shares and 2,891,074
   shares                                               144              145
  Common stock par value $.05 per
   share; authorized 150,000,000 shares,
   issued 48,179,610 shares and 48,024,707
   shares                                             2,409            2,401
  Additional paid-in capital                         26,814           25,398
  Accumulated other comprehensive income             (2,174)            (895)
  Retained earnings                                 317,796          287,621
                                                    344,989          314,670
  Treasury stock, at cost,(109,882 shares)             (452)            (452)
                                                    344,537          314,218
Commitments and contingencies
                                                   $428,723         $394,272


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                         JULY 31, 1999 AND AUGUST 1, 1998
                                   (Unaudited)
                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                  July 31,    Aug. 1,     July 31,   Aug. 1,
                                   1999       1998(1)      1999      1998(1)
                                  (In thousands, except per share amounts)
Net sales                         $186,090   $148,482     $356,753   $279,974
Cost of sales, occupancy and
  buying expenses                   91,603     73,744      176,596    139,190
Gross profit                        94,487     74,738      180,157    140,784
Other expenses:
  Selling, general and
   administrative                   61,285     47,726      120,396     93,882
  Depreciation and amortization      6,434      5,389       12,723     10,298
  Interest income, net              (1,358)    (1,547)      (2,992)    (3,157)
  Gain on investments               (3,929)         -       (3,929)         -
                                    62,432     51,568      126,198    101,023
  Income from continuing operations
   before income taxes              32,055     23,170       53,959     39,761

Income taxes                        11,735      8,558       19,839     14,698

  Income from continuing operations 20,320     14,612       34,120     25,063

Discontinued operations:
  Loss from discontinued operations
   (less applicable income taxes)        -      1,881            -      2,391
  Net loss from discontinued
   operations                            -      1,881            -      2,391

   Net income                       20,320     12,731       34,120     22,672

Other comprehensive income:
  Foreign currency translation
   adjustments                      (1,512)      (529)      (1,279)      (343)
  Unrealized gain on securities          -        250            -        250
   Comprehensive income           $ 18,808   $ 12,452     $ 32,841   $ 22,579

Net income (loss)per share:
   Basic:
    From continuing operations    $    .40   $    .29     $    .67   $    .50
    From discontinued operations         -       (.04)           -       (.05)
    Net income                    $    .40   $    .25     $    .67   $    .45

   Diluted:
    From continuing operations    $    .40   $    .29     $    .66   $    .49
    From discontinued operations         -       (.04)           -       (.05)
    Net income                    $    .40   $    .25     $    .66   $    .44

Average common shares outstanding -
   Basic                            50,932     50,668       50,893     50,573
Average common shares outstanding -
   Diluted                          51,419     51,123       51,376     51,111


   (1) Restated to reflect Just Nikki, Inc. as a discontinued operation.


                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                         JULY 31, 1999 AND AUGUST 1, 1998
                                   (Unaudited)
                                                     Six Months Ended
                                                      (In thousands)
                                                 July 31,          Aug. 1,
                                                   1999             1998(1)
Cash flows from operating activities:
  Net income                                     $ 34,120         $ 22,672
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Loss from discontinued operations, net of
    tax benefit                                         -            2,407
    Depreciation and amortization                  12,723           10,298
  Tax benefit from options                              -              102
  Gain on investments                              (3,929)               -
  Loss on retirement of property and equipment        647              606
  Changes in assets and liabilities:
  (Increase) decrease in -
    Inventories                                   (12,067)         (14,919)
    Prepaid expenses and other assets              (4,177)          (1,153)
  Increase (decrease) in -
    Trade accounts payable                          8,544            3,271
    Income taxes payable                           (5,228)          (4,028)
    Accrued expenses                               (1,919)          (1,350)
    Deferred credits                                1,308            1,154
  Net cash provided by continuing operations       30,022           19,060
  Net cash used by discontinued operations              -           (3,717)
  Net cash provided by operating activities        30,022           15,343

Cash flows from investing activities:
  Acquisition of property and equipment           (22,035)         (18,677)
  Sale(purchase)of short-term investments, net     14,186           (5,705)
  Capital expenditures of discontinued
    operations                                          -             (130)
  Acquisition of minority interest in a
    foreign subsidiary                            (18,000)               -

    Net cash used in investing activities         (25,849)         (24,512)

Cash flows from financing activities:
  Principal borrowings (payments)on debt               31           (1,600)
  Proceeds from stock options exercised             1,424              253
  Dividends paid                                   (3,963)          (3,834)

    Net cash used in financing activities          (2,508)          (5,181)

Effect of foreign currency exchange rate
  changes on cash and cash equivalents             (1,347)            (544)

Net increase in cash and cash equivalents             318          (14,894)

Cash and cash equivalents at beginning of period  117,546          122,491

Cash and cash equivalents at end of period       $117,864         $107,597


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

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (50,932,000 and 50,893,000 shares for the three months and six months ended July 31, 1999, respectively and (50,668,000 and 50,573,000 shares for the three months and six months ended August 1, 1998, respectively). Diluted net income per share includes the dilutive effect of stock options ( 487,000 and 483,000 shares for the three months and six months ended July 31, 1999, respectively and 455,000 and 538,000 shares for the three months and six months ended August 1, 1998, respectively). Options to purchase 150,000 and 305,000 shares of common stock, at a price of $30.25 per share and prices ranging from $21.25 to $22.88 per share, respectively, were outstanding for the quarters ended July 31, 1999 and August 1, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3. Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The analysis below takes into account that prior year's balances have been restated to reflect the discontinued operations of Just Nikki, Inc.

Net sales for the three months and six months ended July 31, 1999, respectively, increased approximately 25% and 27% over the comparable periods ended August 1, 1998. The increase for the period resulted primarily from the addition of a net 246 stores and same-store sales increases of 9% and 11% for the quarter and six months, respectively. Management believes these same-store sales increases were achieved due to increased customer traffic, a strong retail economic environment and the Company's merchandising strategy of utilizing popular motifs in multiple product categories.

Cost of sales, occupancy and buying expenses increased 24% and 27% for the three months and six months ended July 31, 1999, respectively, over the comparable periods ended August 1, 1998. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 49.2% and 49.5% for the three months and six months ended July 31, 1999, respectively, and 49.7% for the comparable periods ended August 1, 1998. Due to the same-store sales increase of 9% and 11% in the three months and six months ended July 31, 1999, respectively, rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, provided additional leverage which resulted in higher margins for the three and six months ended July 31, 1999 as compared to the comparable periods ended August 1, 1998.

Selling, general and administrative expenses (S,G&A), as a percentage of sales for the three months and six months ended July 31, 1999 were 32.9% and 33.7% , respectively compared to 32.1% and 33.5% for the comparable periods ended August 1, 1998. This increase is primarily attributable to increased bonuses for store and field personnel, which is directly related to the increase in same store sales discussed above and additional investment in our operating infrastructure.

Depreciation and amortization as a percentage of sales was approximately 3.5% and 3.6% for the three months and six months ended July 31, 1999, respectively, which was comparable to the three months and six months ended August 1, 1998.

Interest income, net of interest expense, totaled $1,358,000 and $2,992,000 for the three month and six months ended July 31, 1999, respectively, compared to $1,547,000 and $3,157,000 for the comparable periods ended August 1, 1998. This slight decrease was primarily due to the decrease in the average interest rate earned on cash and cash equivalents and short-term investments balances during the three months and six months ended July 31, 1999.

Gain on investments totaled $3,929,000 during the three and six months ended July 31, 1999.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash increased $318,000 for the six months ended July 31, 1999 due to net cash provided by operating activities of $30,022,000 and the sale of short term investments of $14,186,000. These cash inflows were offset by net cash used for the acquisition of property and equipment totaling $22,035,000, the payment of dividends of $3,963,000 and a payment of $18,000,000 for the acquisition of a minority interest in a foreign subsidiary.

Inventory at July 31, 1999 increased 21% compared to the inventory balance at the end of the Company's January 30, 1999 fiscal year. The increase is attributable to a net increase of 113 stores in the six months ended July 31, 1999 and the additional merchandise needed to maintain the current sales momentum as the Company prepares for the back to school season.

The Company opened 131 stores in the six months ended July 31, 1999 and remodeled 63 stores.

At July 31, 1999, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. This credit facility matures July 31, 2000. The Company's non-U.S. subsidiaries have credit facilities totaling approximately $2,225,000 with a bank. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

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

The Company has been executing a plan to identify and address any possible deficiencies that the Year 2000 issue may have on its computer systems, which include both proprietary and third party computer systems; related hardware, software and data and telephone networks and information systems service providers. This plan addresses the Year 2000 issue in multiple phases including (i) identification of critical systems, vendors and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of identified risks associated with the failure to be Year 2000 compliant, (iii) testing of systems to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As of July 1999, the Company has completed phases (i) and (ii), and is currently working to complete with phases (iii) and (iv), referred to above. Phase (v) will be addressed in the upcoming months. Project plans call for the completion of the solution implementation phase and testing of those solutions by the end of 1999, prior to any anticipated impact on the Company's systems.

The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant. The Company is in the process of evaluating each major supplier, vendor and third party administrator to assess their Year 2000 readiness and initiatives. The Company anticipates completion by the end of 1999. While the Company plans to validate representations from these parties, it cannot be sure that their tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans it believes to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company. Furthermore, there may be certain third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable. The Company has not yet determined the extent of contingency planning that may be required as this is dependent on completion of these ongoing assessments of its vendors, suppliers and third party administrators.

The extent and magnitude of the Year 2000 issue is difficult to predict or quantify for a number of reasons including the lack of control over third party systems and complexities associated with testing interconnected systems networks and applications. The Company expects that the maximum external cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications is approximately $350,000 through completion in 1999, of which, approximately $250,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows. This estimate of maximum costs does not include the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 plan.

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

                   PART II.  OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 17, 1999 in New York City to elect seven directors to the Board of Directors of the Company, each for a one-year term.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation.

At the Annual Meeting, every holder of record of Common Stock, $.05 par value (the "Common Stock") and Class A Common Stock, $.05 par value (the "Class A Common Stock"), of the Company at the close of business on May 7, 1999
(the "Record Date") was entitled to vote, in person or by proxy, one vote for each share of Common Stock and ten votes for each share of Class A Common Stock, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 48,125,587 shares of Common Stock and 2,882,467 shares of Class A Common Stock.

The holders of record of an aggregate of 41,693,242 shares of Common Stock and an aggregate of 2,386,807 shares of Class A Common Stock were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All of the Company's nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class:


Director Nominee          Votes For          Votes Withheld

Rowland Schaefer          65,227,915            333,397
Ira D. Kaplan             65,216,431            344,881
Bruce G. Miller           65,180,795            380,517
Irwin L. Kellner, Ph.D.   65,187,574            373,738
Steven H. Tishman         65,191,193            370,119
Marla L. Schaefer         65,215,384            345,928
E. Bonnie Schaefer        65,157,358            403,954

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          27   Financial Data Schedule (for SEC use only)

          99.1 Press Release of the Company dated August 12, 1999

      (b) Reports on Form 8-K

          None

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)




Date: September 8, 1999                  /s/ Ira D. Kaplan
                                        Ira D. Kaplan
                                        Senior Vice President and Chief
                                        Financial Officer

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



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: September 8, 1999
                                        Ira D. Kaplan
                                        Senior Vice President and Chief
                                        Financial Officer

                                        (Mr. Kaplan is the Senior Vice
                                        President and Chief Financial Officer
                                        and has been duly authorized
                                        to sign on behalf of the registrant)