Form 10-Q
period 1999-10-30
CLAIRES STORES INC
filed 1999-12-14
CIK 34115

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)
  ( X )Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarterly Period EndedOctober 30, 1999
                                OR

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


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 1999 was 48,343,636 and 2,870,845, respectively, excluding treasury shares.

              CLAIRE'S STORES, INC. AND SUBSIDIARIES
                              INDEX

                                                         PAGE NO.

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets at October 30, 1999 and
          January 30, 1999.                                              3

     Condensed Consolidated Statements of Income and Comprehensive
          Income for the Three and Nine Months Ended October  30, 1999
          and October 31, 1998.                                          4

     Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended October 30, 1999 and October 31, 1998.            5

     Notes to Condensed Consolidated Financial Statements                6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                                7-9

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                          10

                 PART I.  FINANCIAL INFORMATION
             CLAIRE'S STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                                 Oct. 30,           Jan 30,
                                                  1999               1999
ASSETS
Current assets:
  Cash and cash equivalents                      $101,547          $117,546
  Short-term investments                           16,547            35,758
  Inventories                                     101,303            63,334
  Prepaid expenses and other current assets        29,571            22,980
         Total current assets                     248,968           239,618

Property and equipment:
  Land and building                                17,275            15,969
  Furniture, fixtures and equipment               141,654           123,390
  Leasehold improvements                          103,485            94,421
                                                  262,414           233,780
  Less accumulated depreciation and amortization (132,106)         (118,272)
                                                  130,308           115,508

Goodwill,net                                       26,294             9,000
Other assets                                       31,922            30,146
                                                   58,216            39,146
                                                 $437,492          $394,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to bank                               $822              $893
  Trade accounts payable                           37,521            23,165
  Income taxes payable                              2,099            16,803
  Accrued expenses                                 24,539            26,199
  Dividends payable                                 2,043             2,031
      Total current liabilities                    67,024            69,091

Deferred credits                                   13,027            10,963

Stockholders' equity:
  Preferred stock par value $1.00 per share;
   authorized 1,000,000 shares, issued and
   outstanding 0 shares                                 -                -
  Class A common stock par value $.05 per share;
   authorized 20,000,000 shares, issued 2,871,801
   shares and 2,891,074 shares                        144              145
  Common stock par value $.05 per share; authorized
   150,000 shares issued 48,342,680 shares and
   48,024,707 shares                                2,417            2,401
  Additional paid-in capital                       27,936           25,398
  Accumulated other comprehensive income           (1,131)            (895)
  Retained earnings                               328,527          287,621
                                                  357,893          314,670
  Treasury stock, at cost, (109,882 shares)          (452)            (452)
                                                  357,441          314,218
Commitments and contingencies
                                                 $437,492         $394,272

                 CLAIRE'S STORES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS AND NINE MONTHS ENDED
                 OCTOBER 30, 1999 AND OCTOBER 31, 1998
                              (Unaudited)

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                Oct. 30,    Oct. 31,     Oct. 30,    Oct. 31,
                                  1999       1998(1)       1999       1998(1)
                                    (In thousands except per share amounts)

Net sales                      $182,750   $157,089      $539,503    $437,063
Cost of sales, occupancy and
  buying expenses                92,658     79,720       269,254     218,910
Gross profit                     90,092     77,369       270,249     218,153

Other expenses:
  Selling, general and
   administrative                64,819     53,289       185,215     147,171
  Depreciation and amortization   6,872      5,485        19,595      15,783
  Interest income, net           (1,574)    (1,623)       (4,566)     (4,780)
  Gain on investments                 -          -        (3,929)          -
                                 70,117     57,151       196,315     158,174
  Income from continuing
    operations before
    income taxes                 19,975     20,218        73,934      59,979

Income taxes                      7,249      7,502        27,088      22,200

  Income from continuing
    operations                   12,726     12,716        46,846      37,779

Discontinued operations:
  Loss from discontinued
     operations (less
     applicable income taxes)         -      2,023             -       4,414
  Net loss from discontinued
    operations                        -      2,023             -       4,414

  Net income                     12,726     10,693        46,846      33,365

  Other comprehensive income:
    Foreign currency translation
      adjustments                 1,276         86          (236)       (257)
    Unrealized gain on securities     -     (1,601)            -      (1,351)
       Comprehensive income     $14,002    $ 9,178       $46,610     $31,757

Net income (loss) per share:
  Basic:
    From continuing operations  $  0.25    $  0.25       $  0.92     $  0.75
    From discontinued operations      -      (0.04)            -       (0.09)
    Net income                  $  0.25    $  0.21       $  0.92     $  0.66

  Diluted:
    From continuing operations  $  0.25    $  0.25       $  0.91     $  0.74
    From discontinued operations      -      (0.04)            -       (0.09)
    Net income                  $  0.25    $  0.21       $  0.91     $  0.65

Average common shares
  outstanding - Basic            51,043     50,677        50,943      50,604
Average common shares
  outstanding - Diluted          51,271     51,047        51,341      51,086

(1) Restated to reflect Just Nikki, Inc. as a discontinued operation.


                 CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED
                 OCTOBER 30, 1999 AND OCTOBER 31, 1998
                              (Unaudited)
                                                           Nine Months Ended
                                                         Oct. 30,     Oct. 31,
                                                           1999       1998(1)
                                                              (In thousands)
Cash flows from operating activities:
  Net income                                              $46,846     $33,365
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss from discontinued operations, net of tax benefit         -       4,443
  Depreciation and amortization                            19,595      15,783
  Tax benefit from options                                      -         450
  Gain on investments                                      (3,929)          -
  Loss on retirement of property and equipment                944         960
  Changes in assets and liabilities:
  (Increase) decrease in -
    Inventories                                           (36,675)    (32,253)
    Prepaid expenses and other assets                      (7,433)     (7,072)
  Increase (decrease) in -
    Trade accounts payable                                 13,303       9,391
    Income taxes payable                                  (14,705)     (5,308)
    Accrued expenses                                       (2,096)        904
    Deferred credits                                        2,064       1,916
  Net cash provided by continuing operations               17,914      22,579
  Net cash used by discontinued operations                      -      (8,837)
  Net cash provided by operating activities                17,914      13,742

Cash flows from investing activities:
  Acquisition of property and equipment                   (34,879)    (32,882)
  Sale (purchase) of short-term investments, net           23,140      (5,781)
  Capital expenditures of discontinued operations               -        (166)
  Acquisition of minority interest in a foreign subsidiary(18,000)          -

    Net cash (used in) provided by investing activities   (29,739)    (38,829)

Cash flows from financing activities:
  Principal borrowings (payments) on debt                    (485)     (1,600)
  Proceeds from stock options exercised                     2,554         280
  Dividends paid                                           (5,939)     (5,806)

    Net cash (used in) provided by financing activities    (3,870)     (7,126)

Effect of foreign currency exchange rate changes on cash
   and cash equivalents                                      (304)       (408)

Net decrease in cash and cash equivalents                 (15,999)    (32,621)

Cash and cash equivalents at beginning of period          117,546     122,491

Cash and cash equivalents at end of period               $101,547     $89,870

(1) Restated to reflect Just Nikki, Inc. as a discontinued operation.


              CLAIRE'S STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the interim periods' results. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first nine months of the year are not indicative of the results of operations on an annualized basis.

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (51,043,000 and 50,934,000 shares for the three months and nine months ended October 30, 1999, respectively and 50,677,000 and 50,604,000 shares for the three months and nine months ended October 31,1998, respectively). Diluted net income per share includes the dilutive effect of stock options (228,000 and 407,000 shares for the three months and nine months ended October 30, 1999, respectively and 370,000 and 482,000 shares for the three months and nine months ended October 31, 1998, respectively).
   Options to purchase 885,000 and 592,500 shares of common stock, at prices ranging from $5.11 to $30.25 per share and prices ranging from $17.92 to $22.88 per share, respectively, were outstanding for the quarters ended October 30, 1999 and October 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3. Certain items in the prior period financial statements have been reclassified to conform with the current period presentation.

4. On December 1, 1999, the Company completed the acquisition of substantially all of the assets of the AfterThoughts division of the Venator Group, Inc., ("AfterThoughts") for approximately
   $250 million in cash. The transaction was accounted for under the purchase method of accounting.

5. In connection with the acquisition of AfterThoughts, the Company entered into a credit facility (the "Credit Facility") pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which is due and payable beginning December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest for an initial six months at 125 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The analysis below takes into account that prior year's balances have been restated to reflect the discontinued operations of Just Nikki, Inc.

Net sales for the three months and nine months ended October 30, 1999, respectively, increased approximately 16% and 23% over the comparable periods ended October 31, 1998. The increase for the period resulted primarily from the addition of a net 298 stores offset by same-store sales (decrease) increase of (2%) and 6% for the quarter and nine months, respectively. Management believes the decrease in same-store sales was due to temporary shortages in inventory levels during the three month period and the same-store sales increase for the nine month period was achieved due to increased customer traffic, a strong retail economic environment and the Company's merchandising strategy of utilizing popular motifs in multiple product categories.

Cost of sales, occupancy and buying expenses increased 16% and 23% for the three months and nine months ended October 30, 1999, respectively, over the comparable periods ended October 31, 1998. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 50.7% and 49.9% for the three months and nine months ended October 30, 1999, respectively, and 50.7% and 50.1% for the comparable periods ended October 31, 1998. Due to the same-store sales increase of 6% in the nine months ended October 30, 1999, rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, provided additional leverage which resulted in higher margins for the nine months ended October 30, 1999 as compared to the same period ended October 31, 1998.

Selling, general and administrative expenses, as a percentage of sales for the three months and nine months ended October 30, 1999 were 35.5% and 34.3%, respectively, compared to 33.9% and 33.7% for the comparable periods ended October 31, 1998. This increase is primarily attributable to increased bonuses for store and field personnel, which is directly related to the increase in same store sales discussed above and additional investment in our operating infrastructure.

Depreciation and amortization as a percentage of sales was approximately 3.8% and 3.6% for the three months and nine months ended October 30, 1999, respectively, as compared to 3.5% and 3.6% for the three months and nine months ended October 31, 1998. The increase as a percentage of sales for the three month period is a result of an increase in amortization of goodwill on the acquisition of the minority interest in a foreign subsidiary during the first quarter of this year.

Interest income, net of interest expense, totaled $1,574,000 and $4,566,000 for the three month and nine months ended October 30, 1999, respectively, compared to $1,623,000 and $4,780,000 for the comparable periods ended October 31, 1998. This slight decrease was primarily due to the decrease in the average interest rate earned on cash and cash equivalents and short-term investments balances during the three months and nine months ended October 30, 1999.

Gain on investments totaled $3,929,000 and represents the net realized gain on investments for the period during the nine months ended October 30, 1999.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

Liquidity and Capital Resources

Net cash decreased $15,999,000 for the nine months ended October 30, 1999 due to net cash provided by operating activities of $17,914,000, proceeds from stock options exercised of $2,554,000 and the sale of short term investments of $23,140,000. These cash inflows were offset by net cash used for the acquisition of property and equipment totaling $34,879,000, the payment of dividends of $5,939,000 and a payment of $18,000,000 for the acquisition of a minority interest in a foreign subsidiary.

Inventory at October 30, 1999 increased 60% compared to the inventory balance at the end of the Company's January 30, 1999 fiscal year. The increase is attributable to a net increase of 193 stores in the nine months ended October 30, 1999 and the additional merchandise needed to maintain the current sales momentum as the Company prepares for the Christmas selling season.

The Company opened 214 stores in the nine months ended October 30, 1999 and remodeled 86 stores.

At October 30, 1999, the Company had available a $10 million credit line with a bank to finance the Company's letters of credit and working capital requirements. On December 1, 1999, this credit line was canceled and replaced by the Credit Facility described in Note 4 of the financial statements. The Company's non-U.S. subsidiaries have credit facilities totaling approximately $2,225,000 with a bank. The facilities are used for working capital requirements, letters of credit and various guarantees.
These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. The Company believes that internally generated funds and borrowings available under its credit facilities will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

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

The Company has been executing a plan to identify and address any possible deficiencies that the Year 2000 issue may have on its computer systems, which include both proprietary and third party computer systems; related hardware, software and data and telephone networks and information systems service providers. This plan addresses the Year 2000 issue in multiple phases including (i) identification of critical systems, vendors and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of identified risks associated with the failure to be Year 2000 compliant, (iii) testing of systems to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As of December 1999, the Company has completed phases (i) through (v).

The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant. The Company has completed its evaluation of each major supplier, vendor and third party administrator to assess their Year 2000 readiness and initiatives. Although the Company attempted to validate representations from these parties, it cannot be sure that their tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Furthermore, there may be certain third parties such as utilities, telecommunications companies, or vendors where alternative arrangements or sources are limited or unavailable.

The extent and magnitude of the Year 2000 issue is difficult to predict or quantify for a number of reasons including the lack of control over third party systems and complexities associated with testing interconnected systems networks and applications. The Company expects that the maximum external cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications is approximately $400,000 through completion in 1999, of which, approximately $350,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows. This estimate of maximum costs does not include the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Year 2000 plan.

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

          99.1 Press Release of the Company dated November 11, 1999

      (b) Reports on Form 8-K

          None

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLAIRE'S STORES, INC.
                                        (Registrant)




Date: December 14, 1999                  /s/ Ira D. Kaplan
                                             Ira D. Kaplan
                                        Senior Vice President and Chief
                                        Financial Officer

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



                                        CLAIRE'S STORES, INC.
                                        (Registrant)








Date: December 14, 1999
                                        Ira D. Kaplan
                                        Senior Vice President and Chief
                                        Financial Officer

                                        (Mr. Kaplan is the Senior Vice
                                        President and Chief Financial Officer
                                        and has been duly authorized
                                        to sign on behalf of the registrant)