Form 10-K
period 2000-01-29
CLAIRES STORES INC
filed 2000-04-28
CIK 34115

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
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

                                                  NAME  OF  EACH  EXCHANGE  ON
       TITLE  OF  EACH  CLASS                          WHICH  REGISTERED
   -----------------------------                  ----------------------------
   Common  Stock,  $.05  par value                New York Stock Exchange,Inc.

     Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                               TITLE  OF  EACH  CLASS
                            -----------------------------

                       Class  A  Common  Stock,  $.05  par  value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 2000, the aggregate market value of the 44,725,313 shares of voting stock held by non-affiliates of the registrant was $897,301,592.

   At March 31, 2000 there were outstanding 48,387,659 shares of registrant's Common Stock, $.05 par value, and 2,863,384 shares of the registrant's Class A Common Stock, $.05 par value, including Treasury Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's fiscal year covered by this report, is incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                    PART I

    ITEM                                                             PAGE  NO.
    ----                                                             --------

     1.     Business                                                      3

     2.     Properties                                                    5

     3.     Legal  Proceedings                                            6

     4.     Submission  of  Matters  to  a  Vote  of  Security  Holders   6


                                    PART  II

     5.     Market  for  Registrant's  Common  Equity  and  Related
            Stockholder  Matters                                          7

     6.     Selected  Financial  Data                                     8

     7.     Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                    9-13

     7A.     Quantitative  and  Qualitative  Disclosures  About
             Market  Risks                                               13

     8.     Financial  Statements  and  Supplementary  Data           14-30

     9.     Changes  in  and  Disagreements  with  Accountants  on
            Accounting  and  Financial  Disclosure                       30


                                    PART  III

     10.     Directors  and  Executive  Officers  of  the  Registrant    31

     11.     Executive  Compensation                                     31

     12.     Security  Ownership  of  Certain  Beneficial  Owners
             and  Management                                             31

     13.     Certain  Relationships  and  Related  Transactions          31


                                    PART  IV

     14.     Exhibits,  Financial  Statement  Schedules  and
             Reports  on  Form  8-K                                   31-33

PART  I

ITEM  1.  BUSINESS

General
-------

Claire's Stores, Inc. (the "Company"), through its wholly-owned subsidiaries, Claire's Boutiques, Inc. ("Claire's"), which also operates through its Afterthoughts division ("Afterthoughts"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC"), Claire's Accessories UK Ltd. ("CUK"), Bijoux One Trading AG ("Bijoux"), Cleopatre S.A. ("Cleopatre"), Lux Corporation ("Lux") and its 50%-owned joint venture Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced fashion accessories and apparel for pre-teens and teenagers. As of March 31, 2000, the Company operated a total of 3,054 such stores in 50 states, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France and Japan. The stores are operated mainly under the trade names "Claire's Boutiques" or "Claire's Accessories", "Afterthoughts", "The Icing", "Claire's Etc.", "Bow Bangles", "Bijoux One" and "Cleopatre" (collectively the "Fashion Accessory Stores") and "Mr. Rags"(the "Apparel Stores").

In December 1999, the Company completed its acquisition of Afterthoughts, a 768 store fashion accessory chain operating as a division of the Venator Group, Inc. The transaction was accounted for as a purchase. The purchase price was $250 million, $200 million of which was financed through a credit facility. Excess purchase price over fair market value of the underlying assets was allocated primarily to goodwill, which will be amortized over twenty-five years.

The Fashion Accessory Stores specialize in selling popular-priced fashion accessories designed to predominantly appeal to pre-teen and teenage females. Merchandise in the Fashion Accessory Stores typically ranges in price between $2 and $20, with the average product priced at about $4. The Fashion Accessory Stores are similar in format and the different trade names give the Company the ability to have multiple store locations in malls. Although the Company faces competition from a number of small specialty store chains and others selling fashion accessories, the Company believes that its Fashion Accessory Stores comprise the largest and most successful chain of specialty retail stores in the world devoted to the sale of popular-priced pre-teens' and teens' fashion accessories.

The Apparel Stores are operated by Lux under the trade name "Mr. Rags". These stores sell casual lifestyle, skater/urban fashion apparel and accessories for the male teenage market. The market for Lux is highly competitive. There are numerous specialty retail chains that target male teenagers, many of whom are much larger than Lux. The Company believes Lux can successfully compete due to its superior store design and merchandise focus.

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

                              FISCAL YEAR ENDED
                              -----------------
                  JAN. 29,          JAN. 30,          JAN. 31,
                    2000              1999              1998
                  -------           -------           --------
                               (In thousands)
                               --------------
Jewelry      $360,812   42.6%  $288,053   43.5%  $241,955   45.1%
Accessories   397,325   46.9    314,135   47.5    256,647   47.8
Apparel        88,761   10.5     59,668    9.0     38,152    7.1
-----------  --------  ------  --------  ------  --------  ------
             $846,898  100.0%  $661,856  100.0%  $536,754  100.0%
             ========  ======  ========  ======  ========  ======

Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 29, 2000 ("Fiscal 2000") were 20%, 22%, 22% and 36% in the first, second, third and fourth quarters, respectively.

At March 31, 2000, the Company had approximately 16,300 employees, 53% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Recent  Developments
--------------------

In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain. Cleopatre, headquartered in Paris, France, became a wholly-owned subsidiary of CUK. The transaction has been accounted for as a purchase. The purchase price was approximately $11 million. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

Fashion  Accessory  Stores
--------------------------

The Fashion Accessory Stores are located primarily in enclosed shopping malls. The stores operated in North America under the names Claire's Boutiques, Claire's Accessories and Afterthoughts average approximately 1,000 square feet while those stores operating under the names "The Icing" and "Claire's Etc." average 1,400 square feet. The stores operated in the United Kingdom, Europe and Japan average 600 square feet and are located in enclosed shopping malls and central business districts. Each store uses Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

The stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

80% of sales are made in cash, with the balance made by credit cards. The Company permits, with restrictions on certain items, returns for exchange or refund.

The Company purchases its merchandise from approximately 650 suppliers. The Company is not dependent on an individual vendor for merchandise purchased. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly. All merchandise is shipped from the suppliers to the Company's distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American and Japanese stores or the distribution facility in Birmingham, England, which services the stores in the United Kingdom and France, or the distribution facilities in Zurich, Switzerland or Vienna, Austria, which service the stores in those respective countries. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores in North America rests with the President and Chief Operating Officer of Claire's, who reports to the President of the Company. The Company currently employs a total of 218 District Managers, each of whom oversees approximately 11 stores in his or her respective geographic area and reports to one of 18 Regional Managers. Each Regional Manager reports to one of five Territorial Vice Presidents, who in turn report to the Senior Vice President of store operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization. The reporting structure for the Fashion Accessory Stores in the United Kingdom and Europe are similar to the reporting structure in North America. The President of CUK and Bijoux reports to the President of the Company.

In Fiscal 2000, the Company continued to expand its international operations by opening 98 Fashion Accessory stores in the United Kingdom, bringing the total number of stores operating there to 282, and by opening 4 stores in Continental Europe. The Company plans to open approximately 100 stores in North America, 70 stores in the United Kingdom and 20 stores in Continental Europe in the fiscal year ending February 3, 2001 ("Fiscal 2001"). Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened a net 19 stores in Fiscal 2000, bringing the total number of stores operating in Japan to 83. Current plans call for opening up to 40 additional stores in Japan in Fiscal 2001.

Apparel  Stores
---------------

The Apparel Stores are located in enclosed shopping malls. The Apparel Stores range in size from approximately 1,500 to 2,400 square feet with an average size of 2,000 square feet.

The representative price range for merchandise is $2 to $200, with an average sale of approximately $45. Cash and major credit cards are accepted for payment.

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

The  President  of  Lux  is  responsible  for  managing the Apparel Stores.  The
President of Lux reports to the President of the Company. The field organization of Lux is similar in structure to that of Claire's. Supervision of the stores rests with three Regional Sales Managers who supervise 18 district managers who, in turn, are responsible for overseeing approximately 8 stores in his or her geographic areas. Each store is staffed by a Manager, Assistant
Manager  and  part-time  employees,  as  required.

ITEM  2.  PROPERTIES

The Company's 3,054 stores operating as of March 31, 2000 are located in 50 states, Puerto Rico, Canada, the United Kingdom, Switzerland, Austria, Germany, France, the Caribbean and Japan. The Company leases all of its store locations, generally for terms of seven to ten years (up to 25 years in the United Kingdom and Europe). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of the Company's stores are located in enclosed shopping malls, while some stores are located within central business districts and others are located in "open-air" outlet malls or "strip centers". The Company actively seeks locations that meet its criteria and opens new stores when opportunities are found within its budget for expansion. Criteria include geographic location and demographic aspects of communities surrounding the store site, acceptable anchor tenants, suitable location within a mall, appropriate space availability and proposed rental rates. The Company believes that sufficient desirable locations are available to accommodate its expansion plans. The Company refurbishes its existing stores on a regular basis.

The Company has closed 178 stores in the last three fiscal years, primarily due to certain locations not meeting Company established profit benchmarks or the unwillingness of the landlord to renew the lease on terms acceptable to the Company. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

In December 1999, the Company began implementation of a reorganization plan to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. In connection with this plan, the Company expects to close or not renew approximately 320 store locations.

The Company opened or acquired 1,068 stores during Fiscal 2000 and 77 stores in the first two months of Fiscal 2001. The Company plans to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $100,600 and $113,500 per store for a Fashion Accessory Store and an Apparel Store, respectively.

The offices of Claire's and the distribution center for the Company's stores in North America and Japan are located in Hoffman Estates, Illinois. This Company-owned facility is located on 24.8 acres and consists of 520,000 total square feet with 404,000 square feet devoted to receiving and distribution and 116,000 square feet for office space.

In January 2000, CUK relocated its distribution facility and office space to accommodate the growth in the business in the United Kingdom and to temporarily service the stores in France. The Cleopatre stores are currently serviced by a distribution center in Angers, France and offices in Paris. The Company intends to discontinue use of the facility in Angers, France and establish a distribution facility in Paris, France to service the Cleopatre stores. The new lease in the United Kingdom commenced in December 1999 and terminates in December 2024. CUK has the right to assign or sublet this lease at any time during the term of the lease. The new facility, located in Birmingham, England, consists of 25,000 square feet of office space and 60,000 square feet of distribution space. CUK intends to assign or sublet the old lease and does not anticipate any difficulties. All costs associated with closing this facility have been accrued for as of the end of Fiscal 2000.

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

In August 1990, Claire's entered into a lease which expires on July 31, 2001 for 40,000 square feet of office space in Wood Dale, Illinois. Under the terms of the lease, Claire's is required to pay taxes, utilities, insurance costs and maintenance costs. The space is not needed by Claire's and has been subleased to unrelated third parties. The subleases' terms run parallel to the original lease.

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $557,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The Company exercised a five year option under the lease. The expiration date under the option period is July 31, 2005.

The Company also owns 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. The Company also leases executive office space in New York City and is the beneficial owner of a cooperative apartment in New York City.

ITEM  3.  LEGAL  PROCEEDINGS

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has two classes of Common Stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for each full quarterly period within the last two fiscal years, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock. At March 31, 2000, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 1,890 and 672, respectively.

                               CLOSING          DIVIDENDS       DIVIDENDS
                                  OF                ON          ON CLASS
                             COMMON STOCK      COMMON STOCK    COMMON STOCK
                             ------------      ------------    ------------
                              HIGH    LOW
                             ------  ------
Year Ended January 29, 2000
---------------------------
First Quarter                $30.19  $18.63        $0.04          $0.02
Second Quarter                33.81   25.63         0.04           0.02
Third Quarter                 24.56   16.25         0.04           0.02
Fourth Quarter                24.44   16.88         0.04           0.02

Year Ended January 30, 1999
---------------------------
First Quarter                $24.13  $14.94        $0.04          $0.02
Second Quarter                23.50   16.94         0.04           0.02
Third Quarter                 21.31   14.75         0.04           0.02
Fourth Quarter                22.75   16.19         0.04           0.02

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

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                             FISCAL YEAR ENDED
                                         ------------------------------------------------------------------

                                         JAN. 29,     JAN. 30,     JAN. 31,     FEB. 1,         FEB. 3,
                                           2000     1999 (4)(5)    1998 (4)   1997 (2)(4)   1996 (1)(2)(4)
                                         ---------  ------------  ----------  ------------  ---------------
                                                    (In thousands except per share amounts)
Operating Statement Data:
Net Sales                                $ 846,898  $   661,856   $ 536,754   $   466,300   $      364,347
Income from continuing operations           87,935       71,652      59,595        45,932           31,767
Net Income                                  87,935       62,280      59,595        45,932           31,767

Income Per Share (3):
  Basic:
    From continuing operations           $    1.72  $      1.41   $    1.19   $      0.92   $         0.65
    Net income                                1.72         1.23        1.19          0.92             0.65
  Diluted:
    From continuing operations           $    1.71  $      1.40   $    1.17   $      0.90   $         0.64
    Net income                                1.71         1.22        1.17          0.90             0.64

Cash Dividends
  Share:
    Common stock                         $    0.16  $      0.16   $    0.12   $      0.10   $        0.053
    Class A Common stock                      0.08         0.08        0.06          0.05            0.027

Balance Sheet Data:
    Current assets                       $ 290,018  $   239,618   $ 204,198   $   157,089   $      108,315
    Current liabilities                     96,855       69,091      51,264        45,906           32,196
    Working capital                        193,163      170,527     152,934       111,183           76,119
    Total assets                           702,099      394,272     317,067       252,237          194,780
    Long-term obligations                  206,458       10,963       8,545         5,787            4,325
    Stockholders' equity                   398,786      314,218     257,258       200,544          158,259


(1)     Consists  of  53  weeks.
(2)     Adjusted  to  give effect to the three-for-two Stock splits effective February 21, 1996 and  August
29,  1996
(3)     In  Fiscal  1998, the Company adopted the provisions of Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings per Share" which established new guidelines for the calculation of earnings per share.  Basic  earnings  per share have been computed by dividing net income by the weighted average number of shares outstanding during the year.  Diluted earnings per share have been computed assuming the exercise of  stock  options,  as  well as their related income tax effects.  Earnings per share for all periods have been  restated  to  reflect  the  provisions  of  this  Statement.
(4)     In  April  1998, the Company acquired Lux through the exchange of 2,070,286 shares of the Company's common  stock  for  all  of  the  outstanding  common stock of Lux.  The acquisition was accounted for as a pooling  of  interests  and  accordingly,  the  accompanying selected financial data has been retroactively adjusted  to  include  the  operations  of  Lux  for  all  periods  prior  to  the  acquisition.
(5)     The  Company  adopted  a  plan  to  discontinue  the operation of its Just Nikki catalog segment in
January  1999  (see  Note  4  to  the  Consolidated  Financial  Statements  for  additional  information).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to net sales of the
Company:

                                                         FISCAL YEAR ENDED
                                                -------------------------------

                                                JAN. 29,   JAN. 30,   JAN. 31,
                                                  2000       1999       1998
                                                ---------  ---------  ---------

Net sales                                          100.0%     100.0%     100.0%
  Cost of sales, occupancy and buying expenses      48.4       48.2       48.1
----------------------------------------------  ---------  ---------  ---------
  Gross Profit                                      51.6       51.8       51.9
----------------------------------------------  ---------  ---------  ---------

Other expenses:
  Selling, general and administrative               31.7       31.5       32.1
 Depreciation and amortization                       3.4        3.3        3.4
  Interest income, net                              (0.4)      (0.9)      (0.9)
  (Gain) loss on investments                        (0.5)       0.7       (0.4)
  Impairment of long-lived assets                    1.0          -          -
                                                ---------  ---------  ---------
                                                    35.2       34.6       34.2
                                                ---------  ---------  ---------
Income from continuing operations before
  income taxes                                      16.4       17.2       17.8

Income taxes                                         6.0        6.4        6.7
                                                ---------  ---------  ---------
  Income from continuing operations                 10.4       10.8       11.1
                                                ---------  ---------  ---------

Discontinued operations, net of income taxes:
  Loss from discontinued operations                    -        0.9          -
  Loss on disposal of discontinued operations          -        0.5          -
                                                ---------  ---------  ---------
Net loss from discontinued operations                  -        1.4          -
                                                ---------  ---------  ---------

  Net income                                        10.4%       9.4%      11.1%
                                                =========  =========  =========



RESULTS  OF  CONTINUING  OPERATIONS
-----------------------------------

From the fiscal year ended January 31, 1998 ("Fiscal 1998") to January 29, 2000 ("Fiscal 2000"), the Company's net sales increased at a compound annual rate of 26%. Income from continuing operations increased from $59,595,000 in Fiscal 1998 to $87,935,000 in Fiscal 2000. The operating results of Claire's Nippon Co., Ltd., which are accounted for under the equity method, are not part of the consolidated group of Claire's Stores, Inc. and therefore not included in the following analysis. Fiscal 1998 balances have been restated to reflect the accounts of Lux as if the Companies had combined at the beginning of that period.

FISCAL  2000  COMPARED  TO  FISCAL  1999
----------------------------------------

Net  sales  increased  by  $185,042,000,  or 28%, to $846,898,000 in Fiscal 2000
compared to $661,856,000 for the year ended January 30, 1999 ("Fiscal 1999"). This increase resulted primarily from the net addition of 1,006 stores, including the acquisition of Afterthoughts effective December 1,1999 and same-store sales increases of 5%. The same-store sales increases were mainly attributable to an increase in the average unit retail price of merchandise sold in Fiscal 2000 compared to Fiscal 1999 and an increase in the number of overall transactions per store.

Cost of sales, occupancy and buying expenses increased by $90,785,000, or 28%, to $409,852,000 in Fiscal 2000 compared to $319,067,000 in Fiscal 1999.
Principal reasons for this increase were the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses increased slightly to 48.4% for Fiscal 2000 compared to 48.2% for Fiscal 1999. This increase of 20 basis points is the result of decreased product margins due to increased sales from the Apparel Stores.

Selling, general and administrative ("SG&A") expenses increased by $59,477,000, or 29%, to $268,108,000 in Fiscal 2000 from the Fiscal 1999 level of $208,631,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses increased to approximately 31.7% in Fiscal 2000 compared to 31.5% in Fiscal 1999. The increase in SG&A as a percentage of sales is primarily attributable to certain redundant operations related to the Afterthoughts acquisition.

Depreciation and amortization increased by $6,963,000, or 32%, to $28,841,000 in Fiscal 2000 from the Fiscal 1999 level of $21,878,000. The increase was primarily due to the investment in 1,006 new and acquired stores and remodeling of approximately 100 stores.

Due to the balance in cash, cash equivalents and short-term investments and the absence of long-term debt for most of the year, interest income exceeded interest expense in Fiscal 2000. As a percentage of sales, interest income, net was .4% for Fiscal 2000 compared to .9% in Fiscal 1999. This decrease in net interest income was caused by interest expense incurred on the debt facility entered into on December 1, 1999 and lost interest income on the approximately $55 million of cash used related to the Afterthoughts acquisition. The cash and cash equivalents, and short-term investments balance during Fiscal 2000 averaged approximately $138,642,000 compared to approximately $149,561,000 in Fiscal 1999.

In Fiscal 2000, the Company recognized a gain on investments of $3,929,000 compared to a loss on investments of $4,800,000 in Fiscal 1999. The Fiscal 1999 loss did not result from the sale of investments but rather from the write-down of investments, in accordance with Generally Accepted Accounting Principles, to better reflect the current economic value of the investments.

In December 1999, the Company began implementation of a reorganization plan to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded an $8.7 million ($5.5 million after tax, or $.11 per diluted share) non-cash charge to write off the assets whose carrying value had been impaired.

Income taxes increased by $8,776,000 to $50,860,000 in Fiscal 2000 compared to $42,084,000 in Fiscal 1999. The Company's effective tax rates declined slightly as a result of increased profitable foreign operations which have lower effective tax rates than the United States.

FISCAL  1999  COMPARED  TO  FISCAL  1998
----------------------------------------

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

SG&A expenses increased by $36,343,000, or 21%, to $208,631,000 in Fiscal 1999 from the Fiscal 1998 level of $172,288,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses decreased to approximately 31.5% in Fiscal 1999 compared to 32.1% in Fiscal 1998. The decrease in SG&A as a percentage of sales is primarily attributable to the increase in same-store sales as previously discussed and the leveraging of fixed corporate expenses with the addition of a net 235 stores.

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

DISCONTINUED  OPERATIONS
------------------------

In January 1999, the Company announced its decision to discontinue the operations of Just Nikki, Inc. ("Nikki"), a wholly-owned subsidiary representing its catalog segment. The operations of Nikki have been accounted for as a discontinued operation in the Fiscal 1999 consolidated financial statements. Nikki had no significant operations prior to Fiscal 1999. The Company has completed liquidating Nikki's inventory and remaining assets during the first half of Fiscal 2000.

IMPACT  OF  INFLATION
---------------------

Inflation has not affected the Company, as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

YEAR  2000
----------

As previously reported, over the past several years the Company developed and implemented a plan to address the anticipated impacts of the so-called Year 2000 problem on our information technology ("IT") systems and on non-IT systems. We also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, we developed contingency plans specifying what the Company would do if we or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problems.

The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 31, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

As of January 29, 2000, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $350,000, of which nearly all has been incurred to date. These costs were funded through operating cash flow.

For further information regarding Year 2000 matters, refer to disclosures under Forward-Looking Statements below.

FORWARD-LOOKING  STATEMENTS
---------------------------

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

$ The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
$     Competitive  product  and  pricing  pressures.  While  we  believe  our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings and sales growth.
$     Changes  in  laws  and  regulations,  including  changes  in  accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretation) and laws in domestic or foreign jurisdictions. $ Fluctuations in the cost and availability of raw materials to the Company's vendors and the ability to maintain favorable supplier arrangements and relationships.
$ The ability to achieve earnings forecasts, which are generated based on projected sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.
$ The ability to penetrate new markets, which also depends on economic and political conditions.
$ The ability of the Company to successfully integrate the operations of Afterthoughts.
$     The  effectiveness  of  our  marketing  and  promotional  programs.
$ The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.
$ Adverse weather conditions, which could affect customer shopping patterns. $ The ability of the Company and its suppliers to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue. $ Changes in consumer preferences for pre-teen and teen apparel and fashion accessories.

The  foregoing  list  of  important  factors  is  not  exclusive.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

In connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which is due and payable beginning December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest for an initial six months at 125 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements.

Company operations have historically provided a strong, positive cash flow which, together with the Company's credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents, including short-term investments, totaled $140,870,000 at the end of Fiscal 2000.

Net cash provided by operating activities amounted to $104,215,000 in Fiscal 2000 compared to $85,816,000 in Fiscal 1999 and $76,954,000 in Fiscal 1998. The
Company's current ratio (current assets over current liabilities) was 3.0:1.0 for Fiscal 2000 and 3.5:1.0 for Fiscal 1999.

At the end of Fiscal 2000, the Company increased its investment in inventories to $109,464,000, or 73%, from the Fiscal 1999 balance of $63,334,000. During this period inventory turnover increased to 3.3X from 3.0X for Fiscal 1999. The increase in inventories is due to the Company operating 1,006 additional stores at the end of Fiscal 2000 compared to Fiscal 1999 - a 50% increase. In addition, inventories on a per square foot basis increased 12.6%. Management believes inventories are appropriate given the increase in the number of stores and the level of sales currently being achieved.

During Fiscal 2000, the Company continued to expand and remodel its store base. Significant capital projects included the opening and purchase, through acquisition, of 1,068 new stores and the remodeling of approximately 100 stores. Funds expended for capital improvements in Fiscal 2000 totaled $48,866,000 compared to $45,211,000 in Fiscal 1999 and $36,306,000 in Fiscal 1998. In Fiscal 2001, capital expenditures are expected to be approximately $49,000,000 as the Company continues to invest in its store base and technology.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and available funds under its credit facilities. The Company believes that it will be able to maintain its present financial condition and liquidity and be able to finance its capital expenditure plans and other foreseeable future needs.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------

The Company is exposed to foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions. Based on the Company's average net currency positions in Fiscal 2000, the potential loss due to a 10% adverse change on foreign currency exchange rates would be expected to be immaterial.

Interest  Rates
---------------

The Company's exposure to market risk for changes in interest rates is limited to its cash, cash equivalents, debt and short-term investment portfolio. Based on the Company's average invested cash balances and outstanding debt during Fiscal 2000, a 10% decrease in the average effective interest rate in Fiscal 2000 would not have materially impacted the Company's annual net interest income earned.

Recent  Accounting  Pronouncements
----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We believe the impact that SFAS No. 133 will not have a material effect on our Consolidated Financial Statements.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA          PAGE  NO.
                                                                   ---------

Independent  Auditors'  Report                                            15

Consolidated  Balance  Sheets  as  of  January  29,  2000
    and  January 30, 1999                                                 16

Consolidated  Statements  of  Income  and  Comprehensive  Income
    for  the  three  fiscal  years  ended  January  29,  2000             17

Consolidated  Statements  of  Changes  in  Stockholders'  Equity
    for  the three  fiscal  years  ended  January  29,  2000              18

Consolidated  Statements  of  Cash  Flows  for  the  three  fiscal
    years  ended  January  29,  2000                                      19

Notes  to  Consolidated  Financial  Statements                         20-30

Selected  Quarterly  Financial  Data  (Unaudited)                         30

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Stockholders
Claire's  Stores,  Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000 in conformity with generally accepted accounting principles.



/S/KPMG  LLP
Fort  Lauderdale,  Florida
April  7,  2000

                        CLAIRE'S STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                JAN. 29,    JAN 30,
                                                                  2000        1999
                                                               ----------  ----------
                                                                   (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 137,414   $ 117,546
  Short-term investments                                           3,456      35,758
  Inventories                                                    109,464      63,334
  Prepaid expenses and other current assets                       39,684      22,980
                                                               ----------  ----------
    Total current assets                                         290,018     239,618
                                                               ----------  ----------

Property and equipment:
  Land and building                                               17,568      15,969
  Furniture, fixtures and equipment                              156,688     123,390
  Leasehold improvements                                         129,767      94,421
                                                               ----------  ----------
                                                                 304,023     233,780
  Less accumulated depreciation and amortization                (137,244)   (118,272)
                                                               ----------  ----------
                                                                 166,779     115,508
                                                               ----------  ----------

  Goodwill, net                                                  211,982       9,000
  Other assets                                                    33,320      30,146
                                                               ----------  ----------

                                                               $ 702,099   $ 394,272
                                                               ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to bank                                         $   8,759   $     893
  Trade accounts payable                                          35,911      23,165
  Income taxes payable                                            17,149      16,803
  Dividends payable                                                2,045       2,031
  Accrued expenses                                                32,991      26,199
                                                               ----------  ----------
    Total current liabilities                                     96,855      69,091
                                                               ----------  ----------

Long Term Liabilities
  Long-term debt                                                 192,000           -
  Deferred credits                                                14,458      10,963
                                                               ----------  ----------
                                                                 206,458      10,963
                                                               ----------  ----------

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares                  -           -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,868,380
  shares and 2,891,024 shares                                        143         145
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued 48,374,226 shares and
    48,024,707 shares                                              2,419       2,401
  Additional paid-in capital                                      29,291      25,398
  Accumulated other comprehensive income                            (228)       (895)
  Retained earnings                                              367,613     287,621
                                                               ----------  ----------
                                                                 399,238     314,670
  Treasury stock, at cost, (109,882 shares)                         (452)       (452)
                                                               ----------  ----------
                                                                 398,786     314,218
                                                               ----------  ----------
Commitments and contingencies
                                                               $ 702,099   $ 394,272
                                                               ==========  ==========

See accompanying notes to consolidated financial statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                       FISCAL YEAR ENDED
                                               ----------------------------------

                                              JAN. 29,       JAN. 30,     JAN. 31,
                                                2000          1999          1998
                                             ---------     ----------    ----------
                                             (In thousands except per share amounts)

Net sales                                    $ 846,898     $ 661,856     $ 536,754
Cost of sales, occupancy and buying expenses   409,852       319,067       258,113
Gross profit                                   437,046       342,789       278,641
                                               ----------  ----------  ----------

Other expenses:
   Selling, general and administrative         268,108       208,631       172,288
   Depreciation and amortization                28,841        21,878        18,002
   Interest income, net                         (3,469)       (6,256)       (4,902)
   (Gain) loss on investments                   (3,929)        4,800        (2,099)
   Impairment of long-lived assets               8,700             -             -
                                             ----------    ----------    ----------
                                               298,251       229,053       183,289
                                             -----------   ----------    ----------
   Income from continuing operations before
     income taxes                              138,795       113,736        95,352

Income taxes                                    50,860        42,084        35,757
                                             ----------    ----------    ----------

   Income from continuing operations            87,935        71,652        59,595
                                             ----------    ----------    ----------

Discontinued operations:
   Loss from discontinued operations (less
      applicable income taxes)                       -         6,285             -
   Loss on disposal of discontinued
      operations  (less applicable income
        taxes)                                       -         3,087             -
                                             ----------    ----------    ----------
   Net loss from discontinued operations             -         9,372             -
                                             ----------    ----------    ----------

   Net income                                   87,935        62,280        59,595
   Other comprehensive income:
      Foreign currency translation adjustments     667          (337)         (619)
                                             ----------    ----------    ----------
         Comprehensive income                $  88,602     $  61,943     $  58,976
                                             ==========    ==========    ==========
Net income (loss) per share:
   Basic:
      From continuing operations             $    1.72     $    1.41     $    1.19
      From discontinued operations                   -         (0.18)            -
                                             ----------    ----------    ----------
      Net income                             $    1.72     $    1.23     $    1.19
                                             ==========    ==========    ==========

   Diluted:
      From continuing operations             $    1.71     $    1.40     $    1.17
      From discontinued operations                   -         (0.18)            -
                                             ----------    ----------    ----------
      Net income                             $    1.71     $    1.22     $    1.17
                                             ==========    ==========    ==========

See  accompanying  notes  to  consolidated  financial  statements.

                                             CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                      CLASS A         ADDITIONAL     OTHER
                                                      COMMON   COMMON  PAID-IN   COMPREHENSIVE   RETAINED   TREASURY
                                                      STOCK    STOCK   CAPITAL       INCOME      EARNINGS    STOCK        TOTAL
                                                     -------  ------- ---------  -------------  ----------   --------  ----------
                                                                                  (In thousands)
Balance
  February 1, 1997                                   $  146   $2,364  $ 16,948  $          61   $ 181,477   $   (452)   $ 200,544
Net income                                                -        -         -              -      59,595          -       59,595
Class A Common Stock converted to Common Stock           (1)       1         -              -           -          -            -
Stock options exercised                                   -       17     1,705              -           -          -        1,722
Cash dividends ($.12 per Common share and
  $.06 per Class A Common share)                          -        -         -              -      (5,622)         -       (5,622)
Distributions to former shareholders of
  pooled entities                                         -        -         -              -      (1,762)         -       (1,762)
Tax benefit from exercised stock options                  -        -     3,400              -           -          -        3,400
Foreign currency translation adjustment                   -        -         -           (619)          -          -         (619)
                                                     -------  ------- --------- -------------  ----------   ---------  -----------
Balance
  January 31, 1998                                      145    2,382    22,053           (558)    233,688       (452)     257,258
Net income                                                -        -         -              -      62,280          -       62,280
Issued shares for acquisition                             -        5     1,876              -           -          -        1,881
Stock options exercised                                   -       14       419              -           -          -          433
Cash dividends ($.16) per Common share and
 .08 per Class A Common share)                             -        -         -              -      (7,892)         -       (7,892)
Distributions to former shareholders of   pooled
  entity                                                  -        -         -              -        (455)         -         (455)
Tax benefit from exercised stock options                  -        -     1,050              -           -          -        1,050
Foreign currency translation adjustment                   -        -         -           (337)          -          -         (337)
                                                      ------  -------  --------  ------------  ----------   ---------  -----------
Balance
  January 30, 1999
Net income                                                -        -         -              -      87,935          -       87,935
Class A Common stock converted to Common stock           (2)       2         -              -           -          -            -
Stock options exercised                                   -       16     2,693              -           -          -        2,709
Cash dividends ($.16 per Common  share and
 $.08 per Class A  Common share)                          -        -         -              -      (7,943)         -       (7,943)
Tax benefit from exercised stock options                  -        -     1,200              -           -          -        1,200
Foreign currency translation adjustment                   -        -         -            667           -          -          667
                                                     -------  -------  --------  -------------  ----------  ---------  -----------
Balance
  January 29, 2000                                   $  143   $2,419  $ 29,291  $        (228)  $ 367,613   $   (452)  $  398,786
                                                     =======  ======= ========= ==============  ==========  =========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                                 CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FISCAL YEAR ENDED
                                                                      ----------------------------------

                                                                       JAN. 29,    JAN. 30,    JAN. 31,
                                                                         2000        1999        1998
                                                                      ----------  ----------  ----------
                                                                                 (In thousands)
Cash flows from operating activities:
   Net income                                                         $  87,935   $  62,280   $  59,595
   Adjustments to reconcile net income to net cash
        provided by operating activities:
   Loss from discontinued operations, net of tax benefit                      -       6,285           -
   Loss on disposal of discontinued operations, net of tax benefit            -       3,087           -
   Depreciation and amortization                                         28,841      21,878      18,002
   Deferred income taxes                                                    704      (1,484)        213
   (Gain) loss on investments                                            (3,929)      4,800           -
   Loss on retirement of property and equipment                             576       1,703       1,671
   Impairment of long-lived assets                                        8,700           -           -
   Increase in -
      Inventories                                                       (11,268)     (9,711)     (4,380)
      Prepaid expenses and other assets                                 (29,155)    (12,719)     (5,624)
   Increase in -
      Trade accounts payable                                             11,693       2,441       1,448
      Income taxes payable                                                  345       6,103         860
      Accrued expenses                                                    6,278       6,578       2,411
      Deferred credits                                                    3,495       2,418       2,758
                                                                      ----------  ----------  ----------
Net cash provided by continuing operations                              104,215      93,659      76,954
Net cash used by discontinued operations                                      -      (7,843)          -
                                                                      ----------  ----------  ----------
Net cash provided by operating activities                               104,215      85,816      76,954
                                                                      ----------  ----------  ----------

Cash flows from investing activities:
   Acquisition of property and equipment, net or retirement
   proceeds                                                             (48,866)    (45,211)    (36,306)
   Acquisition of business, net of cash acquired                       (249,811)          -           -
   Sale (purchase) of short-term investments, net                        36,231     (28,842)       (290)
   Capital expenditures of discontinued operations                            -        (185)          -
   Acquisition of minority interest in a foreign subsidiary             (18,000)     (7,815)          -
                                                                      ----------  ----------  ----------

Net cash used in investing activities                                  (280,446)    (82,053)    (36,596)

Cash flows from financing activities:
   Principal borrowings (payments) on debt                              199,452      (1,617)      1,600
   Proceeds from stock options exercised                                  3,909       1,482       5,087
   Distribution to former shareholders of pooled entity                       -        (455)     (2,739)
   Dividends paid                                                        (7,929)     (7,781)     (5,606)
                                                                      ----------  ----------  ----------

Net cash provided by (used in) financing activities                     195,432      (8,371)     (1,658)
                                                                      ----------  ----------  ----------

Effect of foreign currency exchange rate changes on cash
   and cash equivalents                                                     667        (337)       (619)
                                                                      ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents                     19,868      (4,945)     38,081

Cash and cash equivalents at beginning of year                          117,546     122,491      84,410
                                                                      ----------  ----------  ----------

Cash and cash equivalents at end of year                              $ 137,414   $ 117,546   $ 122,491
                                                                      ==========  ==========  ==========


See  accompanying  notes  to  consolidated  financial  statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations  -  Claire's  Stores,  Inc.,  a Delaware Corporation, and
----------------------
subsidiaries (collectively the "Company"), is a leading retailer of popular priced fashion accessories and apparel targeted towards teenagers. The Company operates stores throughout the United States, Canada, the Caribbean, United
Kingdom,  Switzerland,  Austria,  Germany  and  Japan.

Principles  of  Consolidation/Reclassifications  -  The  consolidated  financial
-----------------------------------------------
statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in its Japanese joint venture is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation. In January 1999, the Company adopted a plan to discontinue its Just Nikki Inc. ("Nikki") catalog segment. In April 1998, the Company completed its acquisition of Lux Corporation ("Lux"), which was accounted for as a pooling-of-interest business combination. As a result of these two transactions, the consolidated financial statements and notes thereto have been restated and reclassified for all periods presented.

Fiscal  Year - The Company's fiscal year ends on the Saturday closest to January
------------
31.  Fiscal  years  2000,  1999  and  1998  each  consisted  of  52  weeks.

Cash  and  Cash  Equivalents  -  The  Company  considers  all highly liquid debt
----------------------------
instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term  Investments  -  These  investments  consist  of  highly  liquid debt
-----------------------
instruments purchased with a maturity greater than three months but less than one year and equity securities. At January 29, 2000, the Company classified its debt and equity securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Inventories - Merchandise inventories are stated at the lower of cost or market.
-----------
Cost is determined by the first-in, first-out basis using the retail method. Approximately 9% of the Company's inventory is maintained using the average cost method in a foreign subsidiary.

Property  and  Equipment  -  Property  and  equipment  are  recorded  at  cost.
------------------------
Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases.

Goodwill  - Goodwill represents the excess of purchase price over the fair value
--------
of net assets acquired. It is amortized on a straight-line basis over the expected periods to be benefitted, generally twenty-five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization was $1,655,000 and $190,000 at January 29, 2000 and January 30, 1999, respectively.

Net  Income  Per  Share  -  Basic  net income per share is based on the weighted
-----------------------
average number of shares of Class A Common Stock and Common Stock outstanding during the period (50,985,000 shares in Fiscal 2000, 50,649,000 shares in Fiscal 1999 and 50,222,000 shares in Fiscal 1998). Diluted net income per share includes the dilutive effect of stock options (51,334,000 shares in Fiscal 2000, 51,108,000 shares in Fiscal 1999 and 51,132,000 shares in Fiscal 1998). Options to purchase 210,000, 161,000 and 124,000 shares of common stock, at prices ranging from $25.00 to $30.25 per share, $19.73 to $22.88 per share and $19.73 to $22.88 per share, respectively, were outstanding for the years ended January 29, 2000, January 30,1999 and January 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal year.

Income  Taxes  -  The  Company accounts for income taxes under the provisions of
-------------
Statement of Financial Accounting Standards ("SFAS") No. 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, SFAS No. 109 requires the adjustment of previously deferred income taxes for changes in tax rates under the liability method.

Foreign  Currency  Translation  -  The  financial  statements  of  the Company's
------------------------------
foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Resulting translation adjustments are accumulated as a component of stockholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

Fair  Value  of  Financial  Instruments  -  The  Company's financial instruments
---------------------------------------
consist primarily of current assets, current liabilities and long term debt. Current assets and liabilities are stated at fair market value. Long term debt is considered to approximate market value due to the interest rate being adjustable.

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment  of Long-Lived Assets - The Company accounts for long-lived assets in
--------------------------------
accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In December 1999, the Company began implementation of a reorganization plan to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded an $8.7 million ($5.5 million after tax, or $.11 per diluted share) non-cash charge to write off the assets whose carrying value had been impaired.

Stock  Options
--------------

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements.

Recent  Accounting  Pronouncements
----------------------------------

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998; therefore, the Company adopted its provisions in the first quarter of Fiscal 2000. SOP 98-5 requires that pre-opening costs be expensed as incurred. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We beleive the impact that SFAS No. 133 will not have a material effect on our Consolidated Financial Statements.

2.  ACQUISITIONS

In December 1999, the Company completed the acquisition of Afterthoughts, a 768 store fashion accessory chain operated as a division of Venator Group, Inc. ("Venator"). The transaction was accounted for as a purchase. The purchase price was $250 million, $200 million of which was financed through a credit facility. Excess purchase price over fair market value of the underlying assets, primarily fixed assets and inventory, was allocated primarily to goodwill, which will be amortized over twenty-five years. The Company's results of operations include Afterthoughts from December 1, 1999 through January 29, 2000.

The following table presents the fair value of assets acquired and the net cash paid for the acquisition (in thousands):

Fair value of assets acquired        $ 69,400
Allocated value of intangibles        180,600
                                     ---------
Cash paid for acquisition             250,000
Cash acquired in acquisition             (189)
                                     =========

Total cash paid in acquisition, net  $249,811

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


                                        THREE MONTHS   FISCAL YEAR
                                            ENDED         ENDED
                                        MAY 2, 1998       1998
                                        ------------   -----------
Net sales:
Claire's Stores, Inc. and subsidiaries  $     123,775  $    500,152
Lux Corporation                                 9,187        36,602
                                        -------------  ------------
Combined                                $     132,962  $    536,754
                                        =============  ============

Net income:
Claire's Stores, Inc. and subsidiaries  $       9,584  $     58,189
Lux Corporation                                   357         1,406
                                        -------------  ------------
Combined                                $       9,941  $     59,595
                                        =============  ============

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

3.  UNAUDITED  PRO  FORMA  FINANCIAL  INFORMATION

The following unaudited pro forma financial information gives effect to the acquisition of Afterthoughts as if it had occurred on February 1, 1998. This unaudited pro forma financial information includes the effects of (a) amortization of goodwill; (b) the interest income, net impact of the funds used and borrowed to consummate the acquisition and (c) the federal and state income taxes relating to the other adjustments at a combined statutory rate of 38%.

Prior to the acquisition, Afterthoughts operated as a division of Venator and certain overhead costs and other expenses were allocated to Afterthoughts by Venator. Accordingly, the unaudited pro forma financial information includes such overhead costs and other expenses.

The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company's results of operations subsequent to the acquisition because Afterthoughts was not under common control or management and had different capital structures during the periods presented.

                                                FISCAL YEAR ENDED
                                       -------------------------------------
                                          2000                       1999
                                       ----------                   --------
                                       (In thousands, except for share data)
Net Sales                              $1,009,554                   $856,442
Income before taxes                       127,362                     91,544
Net income                                 80,658                     57,836
Earnings per common share, basic             1.58                       1.14
Earnings per common share, diluted           1.57                       1.13


4.  DISCONTINUED  OPERATIONS

In January 1999, the Company announced its decision to discontinue the operations of Nikki, a wholly-owned subsidiary representing its catalog segment. The operations of Nikki have been accounted for as a discontinued operation in the Fiscal 1999 consolidated financial statements. Nikki had no significant operations prior to Fiscal 1999. The Company liquidated Nikki's inventory and sold or disposed of all the remaining assets during the first half of Fiscal
2000.   Nikki's  net  sales  during  Fiscal  1999  were  $14,717,000.

5.  CREDIT  FACILITIES

In connection with the acquisition of Afterthoughts, the Company entered into a $215 million senior credit facility (the "Credit Facility") pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which is due and payable beginning December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest for an initial six months at 125 basis points margin over the London Interbank Borrowing Rate plus a 25 basis point unused line of credit fee. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. At January 29, 2000, $200 million was outstanding under this facility, bearing interest at 7.5%.

The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at January 29, 2000.

The Company's non-U.S. subsidiaries have credit facilities totaling approximately $2,225,000 with a bank. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 29, 2000, the borrowings totaled $759,000, bear interest at rates ranging from 4.5% to 4.75% and mature within five months.

The  scheduled  maturities  of  the  debt  are  as  follows  (in  thousands):

2001     $  8,759
2002       30,000
2003       40,000
2004       40,000
2005       82,000
          -------
         $200,759
         ========


6.  COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2025 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 29, 2000 was as follows:

                                    2,000     1,999    1998
                                   --------  -------  -------
                                        (In thousands)
Minimum rentals                    $ 97,646  $75,749  $62,362
Rentals based on net sales            2,406    1,975    1,641
Other rental expense - equipment     18,302   13,565   10,534
                                   --------  -------  -------
Total rental expense               $118,354  $91,289  $74,537
                                   ========  =======  =======


Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2001         $133,773
2002          129,497
2003          115,889
2004          104,789
2005           95,142
Thereafter    403,902
-----------  --------
             $982,992
             ========


Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments.

7.  STOCKHOLDERS'  EQUITY

Preferred  Stock  -  The Company has authorized 1,000,000 shares of $1 par value
----------------
preferred stock, none of which has been issued. The rights and preferences of such stock may be designated in the future by the Board of Directors.

Class A Common Stock - The Class A common stock has only limited transferability
--------------------
and is not traded on any stock exchange or any organized market. However, the Class A common stock is convertible on a share-for-share basis into Common stock and may be sold, as Common stock, in open market transactions. The Class A common stock has ten votes per share. Dividends declared on the Class A common stock are limited to 50% of the dividends declared on the Common stock.

Treasury  Stock - Treasury stock acquired is recorded at cost. Occasionally, the
---------------
Company uses treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to the stock option plans, the difference between the cost of treasury stock issued and the option price is charged or credited to additional paid-in capital.

In May 1996, the Company entered into an agreement (the "agreement") with the former sole shareholder of one of the Company's subsidiaries. The agreement provided the individual with the right to purchase up to 20% of the outstanding shares, (the "shares") of the subsidiary at a specified price. In February 1999, the individual exercised the right to purchase the shares pursuant to the agreement. In February 1999, the Company paid $18,000,000 to the individual for the purchase of the minority interest in the shares and recorded this amount as goodwill.

8.  STOCK  OPTIONS

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

Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

Options to purchase an additional 843,601 shares were outstanding, but not yet exercisable, at January 29, 2000 under the 1991 Plan and the1996 Plan. There were 3,142,423 shares of Common stock available for future option grants under the 1996 Plan at January 29, 2000.

A summary of the activity in the Company's stock option plans is presented below:

                                               FISCAL 2000            FISCAL 1999             FISCAL 1998
                                           -------------------     -------------------     ------------------
                                                      WEIGHTED                WEIGHTED               WEIGHTED
                                           NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER     AVERAGE
                                             OF       EXERCISE       OF       EXERCISE       OF      EXERCISE
                                           SHARES       PRICE      SHARES       PRICE      SHARES      PRICE
                                         -----------  ---------  -----------  ---------  ----------  ---------
Outstanding at beginning of period        1,222,291   $   13.66   1,466,144   $   10.81  2,207,414   $    9.54
Options granted                             536,000   $   25.08     455,000   $   19.27     65,000   $   21.64
Options exercised                          (295,551)  $    8.28    (331,313)  $    6.02   (300,531)  $    5.09
Options canceled                           (270,367)  $   22.83    (367,540)  $   16.37   (505,739)  $   10.39
                                          ----------              ----------             ----------
Outstanding at end of period              1,192,373   $   18.22   1,222,291   $   13.66  1,466,144   $   10.81
                                          ==========              ==========             ==========

Exercisable at end of period                348,772   $   14.81     484,987   $   10.69    567,775   $    8.10
                                          ==========              ==========             ==========
Weighted average fair value of options
granted during the period (see below)                 $   24.92               $   19.27              $   21.64



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2000                1999                1998
                                 ------------------  ------------------  ------------------
Expected dividend yield                       0.64%               0.72%               0.62%
Expected stock price volatility              37.65%              36.62%              36.21%
Risk-Free interest rate                       6.00%               5.50%               6.00%
Expected life of options         4.5 and 9.5 years   4.5 and 9.5 years   4.5 and 9.5 years



The following table summarizes information about stock options outstanding at January 29, 2000:

                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                            ----------------------------------  -------------------

                                         WEIGHTED
                                          AVERAGE     WEIGHTED           WEIGHTED
                            NUMBER OF    REMAINING    AVERAGE   NUMBER    AVERAGE
                             SHARES     CONTRACTUAL  EXERCISE     OF     EXERCISE
Range of Exercise Prices   OUTSTANDING     LIFE        PRICE    SHARES     PRICE
-------------------------  -----------  -----------  ---------  -------  ---------
5.11 to $8.00                 253,125      5.0       $    6.56   98,437  $    6.79
8.72 to $12.17                 11,248      1.0       $   10.11    8,437  $    9.87
16.44 to $21.75               718,000      7.5       $   19.22  241,898  $   18.24
25.00 to $30.25               210,000      8.5       $   29.29        -          -
                           ----------                           -------
5.11 to $30.25              1,192,373      7.0       $   18.22  348,772  $   14.81
                           ===========  ===========  =========  =======  =========


The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", issued in October 1995. As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                               FISCAL YEAR ENDED
                                            -------------------------
                                             2000     1999     1998
                                            -------  -------  -------
Net income - as reported                    $87,935  $62,280  $59,595
Net income - pro forma                       87,217   61,971   59,227
Diluted net income per share - as reported     1.71     1.22     1.17
Diluted net income per share - pro forma       1.70     1.21     1.16

9.  EMPLOYEE  BENEFIT  PLANS

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 2000, Fiscal 1999 and Fiscal 1998, the cost of Company matching contributions was $435,000, $378,000 and $381,000, respectively.

Prior to the Lux merger (see Note 2), Lux had a profit sharing plan covering all employees over 21 years old with over one year of service. Lux's contributions to the plan were discretionary. The Company discontinued this plan during Fiscal 2000.

10.  INCOME  TAXES

Income  before  income  taxes  from  continuing  operations  is  as  follows:

                       FISCAL YEAR ENDED
                ---------------------------
                  2000      1999     1998
                --------  --------  -------
                       (In thousands)
Domestic        $114,962  $ 92,461  $85,159
Foreign           23,833    21,275   10,193
                --------  --------  -------
                $138,795  $113,736  $95,352
                ========  ========  =======


The  components  of  income  tax  expense  (benefit)  consist  of the following:

                                                             FISCAL YEAR ENDED
                                                      --------------------------------
                                                      JAN. 29,    JAN. 30,   JAN. 31,
                                                        2000        1999       1998
                                                      ---------  ----------  ---------
                                                               (In thousands)
Federal:
    Current                                           $  36,507  $  32,095   $  28,385
    Deferred                                                631     (1,266)        191
                                                      ---------  ----------  ---------
                                                         37,138     30,829      28,576
                                                      ---------  ----------  ---------
State:
    Current                                               5,149      4,473       3,659
    Deferred                                                 73       (218)         22
                                                      ---------  ----------  ---------
                                                          5,222      4,255       3,681
                                                      ---------  ----------  ---------
Foreign:
    Current                                               8,500      7,000       3,500
                                                      ---------  ----------  ---------

Total income tax expense from continuing operations      50,860     42,084      35,757
Tax benefit of discontinued operations                        -     (5,531)          -
                                                      ---------  ----------  ---------
Total income tax expense                              $  50,860  $  36,553   $  35,757
                                                      =========  ==========  =========

The approximate tax effect on each type of significant components of the Company's net deferred tax asset are as follows:

                            FISCAL YEAR ENDED
                         ----------------------
                          JAN. 29,    JAN. 30,
                            2000        1999
                         ----------  ----------
                             (In thousands)
Depreciation             $   4,888   $   3,151
Accrued expenses             2,815       4,073
Deferred rent                2,690       2,009
Loss on investments              -       1,286
Operating leases              (906)     (1,109)
Inventory reserves              68         543
Other                          242         547
                         ----------  ----------
Net deferred tax asset   $   9,797   $  10,500
                         ==========  ==========


The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods.

The provision for income taxes from continuing operations differs from an amount computed at the statutory rates as follows:


                                                          JAN. 29,   JAN. 30,   JAN. 31,
                                                            2000       1999       1998
                                                          ---------  ---------  ---------
U.S. income taxes at statutory rates                            35%        35%        35%
Foreign income tax benefit at less than domestic rate           (1)        (1)         -
State and local income taxes, net of federal tax benefit         3          3          3
                                                          ---------  ---------  ---------
                                                                37%        37%        38%
                                                          =========  =========  =========


As of January 29, 2000, there are accumulated unremitted earnings from the Company's United Kingdom subsidiary on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiary are indefinitely reinvested. Based on the current United States and United Kingdom income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $800,000 would be due.

11.  STATEMENTS  OF  CASH  FLOWS

Payments of income taxes were $46,987,000 in Fiscal 2000, $33,299,000 in Fiscal 1999 and $30,441,000 in Fiscal 1998. Payments of interest were $1,496,000 in Fiscal 2000, $67,000 in Fiscal 1999 and $270,000 in Fiscal 1998.

12.  RELATED  PARTY  TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2000 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $557,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The Company believes that the terms of the lease are no less favorable to the Company than those which could have been obtained from an unrelated third party.

13.  SEGMENT  REPORTING

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

Information about the Company's operations by segment is as follows (in thousands):


                                                              FISCAL YEAR ENDED
                                                       -------------------------------
                                                         2000       1999       1998
                                                       ---------  ---------  ---------
Net sales:
       North America                                   $707,702   $579,442   $503,202
       United Kingdom                                   117,593     76,900     33,552
       Europe                                            21,603      5,514          -
                                                       ---------  ---------  ---------

Total net sales                                        $846,898   $661,856   $536,754
                                                       =========  =========  =========

Operating income:
       North America                                   $137,756   $113,831   $ 99,101
       United Kingdom                                    28,455     19,687      7,252
       Europe                                             2,727        640          -
                                                       ---------  ---------  ---------

Total operating income                                 $168,938   $134,158   $106,353
                                                       =========  =========  =========

Depreciation and amortization:
       North America                                   $ 24,183   $ 19,469   $ 17,466
       United Kingdom                                     4,020      2,270        536
       Europe                                               638        139          -
                                                       ---------  ---------  ---------

Total depreciation and amortization                    $ 28,841   $ 21,878   $ 18,002
                                                       =========  =========  =========
Interest income, net:
       North America                                   $ (2,325)  $ (5,939)  $ (4,646)
       United Kingdom                                    (1,110)      (374)      (256)
       Europe                                               (34)        57          -
                                                       ---------  ---------  ---------

Total interest income, net                             $ (3,469)  $ (6,256)  $ (4,902)
                                                       =========  =========  =========

Loss (gain) on investments                             $ (3,929)  $  4,800   $ (2,099)
                                                       =========  =========  =========

Impairment of long-lived assets                        $  8,700   $      -   $      -
                                                       =========  =========  =========
Income from continuing operations before income taxes  $138,795   $113,736   $ 95,352
                                                       =========  =========  =========
Identifiable assets:
       North America                                   $470,774   $205,423   $166,657
       United Kingdom                                    82,480     42,748     17,896
       Europe                                            10,577      6,998          -
       Corporate                                        138,268    139,103    132,514
                                                       ---------  ---------  ---------

Total assets                                           $702,099   $394,272   $317,067
                                                       =========  =========  =========

Capital expenditures:
       North America                                   $ 31,542   $ 34,632   $ 28,637
       United Kingdom                                    15,055     10,579      7,669
       Europe                                             2,269          -          -
                                                       ---------  ---------  ---------

                                                       $ 48,866   $ 45,211   $ 36,306
                                                       =========  =========  =========

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. Operating income represents gross profit less selling, general and administrative costs.

14.  SUBSEQUENT  EVENTS

In February 2000, the Company completed its acquisition of Cleopatre S.A. ("Cleopatre"), a privately held 42 store fashion accessory chain. Cleopatre, headquartered in Paris, France, became a wholly-owned subsidiary of the Company. The transaction has been accounted for as a purchase. The purchase price was approximately $11 million. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                   FISCAL YEAR ENDED JANUARY 29, 2000
                                           -----------------------------------------------------
                                            1ST QTR    2ND QTR    3RD QTR    4TH QTR     YEAR
                                           ---------  ---------  ---------  ---------  ---------
                                                 (In thousands except per share amounts)
-----------------------------------------
Net sales                                  $170,663   $186,090   $182,750   $307,395   $846,898
Gross profit                                 85,670     94,487     90,092    166,797    437,046
Net income                                   13,800     20,320     12,726     41,089     87,935

Basic net income per share:                $   0.27   $   0.40   $   0.25   $   0.80   $   1.72

Diluted net income per share:              $   0.27   $   0.40   $   0.25   $   0.80   $   1.71

                                                   FISCAL YEAR ENDED JANUARY 30,1999
                                           -----------------------------------------------------
                                            1ST QTR    2ND QTR    3RD QTR    4TH QTR     YEAR
                                           ---------  ---------  ---------  ---------  ---------

Net sales                                  $131,492   $148,482   $157,089   $224,793   $661,856
Gross profit                                 66,046     74,738     77,369    124,636    342,789
Income (loss) from:
   Continuing operations                     10,451     14,612     12,716     33,873     71,652
   Discontinued operation                      (510)    (1,881)    (2,023)    (4,958)    (9,372)
                                           ---------  ---------  ---------  ---------  ---------
     Net income                            $  9,941   $ 12,731   $ 10,693   $ 28,915   $ 62,280
                                           =========  =========  =========  =========  =========

Basic net income (loss) per share from:
   Continuing operations                   $   0.21   $   0.29   $   0.25   $   0.67   $   1.41
   Discontinued operations                    (0.01)     (0.04)     (0.04)     (0.10)     (0.18)
                                           ---------  ---------  ---------  ---------  ---------
     Net income                            $   0.20   $   0.25   $   0.21   $   0.57   $   1.23
                                           =========  =========  =========  =========  =========

Diluted net income (loss) per share from
   Continuing operations                   $   0.20   $   0.29   $   0.25   $   0.66   $   1.40
   Discontinued operations                    (0.01)     (0.04)     (0.04)     (0.10)     (0.18)
                                           ---------  ---------  ---------  ---------  ---------
     Net income                            $   0.19   $   0.25   $   0.21   $   0.56   $   1.22
                                           =========  =========  =========  =========  =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART  III

ITEMS 10,11,12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

                              PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  List  of  documents  filed  as  part  of  this  report.
                                                                    Page  No.
     1.     FINANCIAL  STATEMENTS

            Independent  Auditors'  Report                              15
            Consolidated  Balance  Sheets  as  of
              January  29,  2000  and  January  30,  1999               16
            Consolidated  Statements  of  Income  and  Comprehensive
              Income  for  the  three  fiscal  years  ended
              January  29,  2000                                        17
            Consolidated  Statements  of  Changes  in  Stockholders'
              Equity  for  the  three  fiscal  years  ended
              January  29,  2000                                        18
            Consolidated  Statements  of  Cash  Flows  for  the
              three  fiscal  years  ended  January  29,  2000           19
            Notes  to  Consolidated  Financial  Statements           20-30

2.     FINANCIAL  STATEMENT  SCHEDULES

All schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3.     EXHIBITS

(2)(a) Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998 (incorporated by reference to exhibit 2 (a) to the Company's Annual Report on form 10-K for the fiscal year ended January 30,
1999).

(2)(b) Stock Purchase Agreement dated as of November 11, 1998 between the Company and Peter Bossert, an individual, for any and all shares/Company contributions of: Bijoux One AG, Zurich, Switzerland, Bijoux One Trading AG, Zurich, Switzerland, Bijoux One Trading GesmbH, Brunn am Gebirge, Austria and Bosco GmbH, Stuttgart, Germany (omitted schedules will be furnished supplementally to the Commission upon request (incorporated by reference to exhibit 2 (b) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(2)(c) Asset Purchase Agreement, dated as of November 1, 1999, by and between the Company, Venator Group, Inc., Venator Group Specialty, Inc., Venator Group Canada, Inc., Afterthoughts Boutiques, Inc. and Afterthoughts (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 1999).

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

(10)(a) Credit Agreement, dated as of December 1, 1999, by and among, the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole book manager, Bear Stearns Corporate Lending, Inc., as syndication agent, Suntrust Banks South Florida, N.A., as documentation agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 1, 1999).

(10)(b) Form of Note (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 1, 1999).

(10)(c) Form of Guarantee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated December 1, 1999).

(10)(d) Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(e) Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(f) 1991 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1991 Annual Meeting of Stockholders, Commission File No. 1-8899).

(10)(g) 1996 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1997 Annual meeting of stockholders, Commission File No. 1-8899).

(10)(h)     401(k) Profit Sharing Plan, as amended (incorporated by reference to
Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10)(i) Office Lease Agreement dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
1991).

(10)(j) Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Two Centrum Plaza Associates (incorporated by reference to exhibit 10 (g) to the Company's Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(10)(k) Addendum to Office Lease dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
1991).

(10)(l) Second addendum to office lease dated January 30, 1997 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

(10)(m) Lease between Chancellory Commons I Limited Partnership and Claire's Boutiques, Inc. dated August 31, 1990 (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on form 10-K for the fiscal year ended February 1, 1992).

(21)     Subsidiaries  of  the  Company.

(23) Consent of KPMG LLP relating to the Company's Registration Statements on Form S-8 (registration No. 333-42027) and Form S-3 (registration No. 333-58549).

(27)     Financial  Data  Schedule  of  the  Company.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. 10(d), 10(e), 10(f), 10(g) and 10(h).

(b)     Reports  on  Form  8-K.

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        Date  of  Report     Items           Financial  Statements
        ----------------     -----           ---------------------

      December  1,  1999     2,  7    None
      December  1,  1999         7    Audited and unaudited financial statements
                                      and pro  forma  financial  information
                                      relative  to  the  acquired  business.

                              SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CLAIRE'S  STORES,  INC.



                                         By  /S/Rowland  Schaefer
                                             --------------------
                                         Rowland  Schaefer
                                         President  and  Chairman
                                         of  the  Board  of  Directors

April  26,  2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1999.



/S/  Rowland  Schaefer                   President  and
----------------------                   Chairman  of  the  Board  of  Directors
Rowland  Schaefer                       (Principal  Executive  Officer)


/S/  Marla  Schaefer                     Vice  Chairman  of  the  Board  of
--------------------                     Directors
Marla  Schaefer


/S/  Eileen  B.  Schaefer                Vice  Chairman  of  the  Board  of
-------------------------                Directors
Eileen  B.  Schaefer


/S/  Ira  D.  Kaplan                     Senior  Vice  President,  Chief
--------------------                     Financial  Officer  and  Director
Ira  D.  Kaplan                          (Principal  Financial  and  Accounting
                                         Officer)


/S/  Irwin  Kellner                      Director
-------------------
Irwin  Kellner



/S/  Bruce  G.  Miller                   Director
----------------------
Bruce  G.  Miller



/S/  Steven  Tishman                     Director
--------------------
Steven  Tishman

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

                                         CLAIRE'S  STORES,  INC.



                                         By
                                         Rowland  Schaefer
                                         President  and  Chairman
                                         of  the  Board  of  Directors

April  26,  2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1999.



                                         President  and
Rowland  Schaefer                        Chairman  of  the  Board  of  Directors
                                         (Principal  Executive  Officer)


                                         Vice  Chairman  of  the  Board  of
Marla Schaefer                           Directors


                                         Vice  Chairman  of  the  Board  of
Eileen  B.  Schaefer                     Directors


                                         Senior  Vice  President,  Chief
Ira  D. Kaplan                           Financial  Officer  and  Director
                                         (Principal  Financial  and  Accounting
                                         Officer)


                                         Director
Irwin  Kellner


                                         Director
Bruce  G.  Miller


                                         Director
Steven  Tishman