Form 10-Q
period 2000-04-29
CLAIRES STORES INC
filed 2000-06-09
CIK 34115

FORM  10-Q
                           SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  D.C.  20549


(Mark  One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended    April  29,  2000
                                          OR

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  transition  period  from          to
Commission  file  number                  1-8899

                                   CLAIRE'S  STORES,  INC.

          (Exact  name  of  registrant  as  specified  in  its  charter)

       Delaware                                         59-0940416
(State  or  other  jurisdiction  of                  (I.R.S.  Employer
 incorporation  or  organization)                    Identification  No.)

         3 S.W. 129th Avenue                                33027
      Pembroke  Pines,  Florida                          (Zip  Code)
(Address of principal executive offices)

                                      (954)  433-3900
           (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 27, 2000 was 48,389,994 and 2,861,361, respectively, excluding treasury shares.

                   CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                                    INDEX

                                                                      PAGE  NO.
                                                                      ---------

PART  I.    FINANCIAL  INFORMATION
----------------------------------

     ITEM  1.     FINANCIAL  STATEMENTS

     Condensed Consolidated Balance Sheets at April 29, 2000 and
           January  29,  2000.                                                3

     Condensed  Consolidated  Statements  of  Income  and  Comprehensive
           Income  for  the  Three  Months  Ended  April  29,  2000  and
           May  1,  1999.                                                     4

     Condensed  Consolidated  Statements  of  Cash  Flows  for  the  Three
           Months  Ended  April  29,  2000  and  May  1,  1999.               5

     Notes  to  Condensed  Consolidated  Financial  Statements                6

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL  CONDITION  AND  RESULTS  OF
                  OPERATIONS                                                7-9

PART  II.  OTHER  INFORMATION

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                 PART I.  FINANCIAL INFORMATION
                             CLAIRE'S STORES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                          APR. 29,    JAN. 29,
                                                                            2000        2000
                                                                         ----------  ----------
                                                                              (In thousands)
Current assets:
   Cash and cash equivalents                                             $ 110,188   $ 137,414
   Short-term investments                                                    5,972       3,456
   Inventories                                                             113,130     109,464
   Prepaid expenses and other current assets                                50,474      39,684
                                                                         ---------   ---------
Total current assets                                                       279,764     290,018
                                                                         ---------   ---------

Property and equipment:
   Land and building                                                        17,642      17,568
   Furniture, fixtures and equipment                                       162,364     156,688
   Leasehold improvements                                                  130,910     129,767
                                                                         ---------   ---------
                                                                           310,916     304,023
   Less accumulated depreciation and amortization                         (143,145)   (137,244)
                                                                         ---------   ---------
                                                                           167,771     166,779
                                                                         ---------   ---------

Goodwill, net                                                              216,337     211,982
Other assets                                                                35,434      33,320
                                                                         ---------   ---------
                                                                           251,771     245,302
                                                                          --------   ---------
                                                                         $ 699,306   $ 702,099
                                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loan payable to bank                                                  $  11,792   $   8,759
   Trade accounts payable                                                   44,865      35,911
   Income taxes payable                                                      5,038      17,149
   Dividends payable                                                         2,046       2,045
   Accrued expenses                                                         33,883      32,991
                                                                         ---------   ---------
         Total current liabilities                                          97,624      96,855
                                                                         ---------   ---------

Long term liabilities:
   Long term debt                                                          189,500     192,000
   Deferred credits                                                         14,770      14,458
                                                                         ---------   ---------
                                                                           204,270     206,458
                                                                         ---------   ---------
Stockholders' equity:
   Preferred stock par value $1.00 per share; authorized
     1,000,000 shares, issued and outstanding 0 shares                           -           -
   Class A common stock par value $.05 per share;
     authorized 20,000,000 shares, issued 2,861,852
     shares and 2,868,380 shares                                               143         143
   Common stock par value $.05 per share; authorized
     150,000,000 shares, issued 48,389,503 shares and
     48,374,326 shares                                                       2,419       2,419
   Additional paid-in capital                                               29,343      29,291
   Accumulated other comprehensive income                                   (3,657)       (228)
   Retained earnings                                                       369,616     367,613
                                                                         ---------   ---------
                                                                           397,864     399,238
   Treasury stock, at cost, (109,882 shares)                                  (452)       (452)
                                                                         ---------   ---------
                                                                           397,412     398,786
                                                                         ---------   ---------
Commitments and contingencies
                                                                         $ 699,306   $ 702,099
                                                                         =========   =========

See accompanying notes to condensed consolidated financial statements.
-----------------------------------------------------------------------

                          CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
           CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  AND  COMPREHENSIVE  INCOME
                                         (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                         APR. 29,     MAY 1,
                                                                           2000       1999
                                                                         ---------  ---------
                                                                             (In thousands)

Net sales                                                                $232,000   $170,663
Cost of sales, occupancy and buying expenses                              128,396     84,993
                                                                        ---------   --------
Gross profit                                                              103,604     85,670
                                                                        ---------   --------

Other expenses:
   Selling, general and administrative                                     84,791     59,111
   Depreciation and amortization                                           10,543      6,289
   Interest expense (income), net                                           1,940     (1,634)
                                                                        ---------   --------
                                                                           97,274     63,766
                                                                        ---------   --------

   Income from continuing operations before
     income taxes                                                           6,330     21,904

Income taxes                                                                2,337      8,104
                                                                        ---------   --------

Net income                                                                  3,993     13,800
                                                                        ---------   --------
Other comprehensive income:
   Foreign currency translation adjustments                                (3,429)       232
   Unrealized gain on securities                                                -      2,540
                                                                        ---------   --------
     Comprehensive income                                                $    564   $ 16,572
                                                                         ========   ========

Net income per share:
   Basic                                                                 $   0.08   $   0.27
                                                                         ========   ========

   Diluted                                                               $   0.08   $   0.27
                                                                         ========   ========

Average common shares outstanding - Basic                                  51,139     50,854
                                                                         ========   ========

Average common shares outstanding - Diluted                                51,325     51,332
                                                                         ========   ========


See accompanying notes to condensed consolidated financial statements.

                        CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                    (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                          APR. 29,    MAY 1,
                                                                           2000       1999
                                                                         ---------  ---------
                                                                            (In thousands)
Cash flows from operating activities:
   Net income                                                            $  3,993   $ 13,800
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                           10,543      6,289
   Loss on retirement of property and equipment                               372        220
   Changes in assets and liabilities:
   Increase in -
     Inventories                                                           (3,109)    (4,620)
     Prepaid expenses and other assets                                     (6,883)    (5,399)
   Increase (decrease) in -
     Trade accounts payable                                                 7,262     11,165
     Income taxes payable                                                 (11,875)    (4,473)
     Accrued expenses                                                        (457)    (5,655)
     Deferred credits                                                         312        680
                                                                         --------   --------

   Net cash provided by operating activities                                  158     12,007
                                                                         --------   --------

Cash flows from investing activities:
   Acquisition of property and equipment                                   (9,022)    (9,906)
   Sale (purchase) of short-term investments, net                          (2,517)    10,053
   Acquisition of business, net of cash acquired                           (9,548)   (18,000)
                                                                         --------   --------

     Net cash used in investing activities                                (21,087)   (17,853)
                                                                         --------   --------

Cash flows from financing activities:
   Principal payments on debt                                                (927)         -
   Proceeds from stock options exercised                                       49        965
   Dividends paid                                                          (1,990)    (1,976)
                                                                         --------   --------

     Net cash used in financing activities                                 (2,868)    (1,011)
                                                                         --------   --------
Effect of foreign currency exchange rate changes                           (3,429)       180
                                                                         --------   --------
Net decrease in cash and cash equivalents                                 (27,226)    (6,677)

Cash and cash equivalents at beginning of period                          137,414    117,546
                                                                         --------   --------
Cash and cash equivalents at end of period                               $110,188   $110,869
                                                                         ========   ========


See accompanying notes to condensed consolidated financial statements.
-----------------------------------------------------------------------

              CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
     NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented while diluted net income per share includes the dilutive effect of stock options. Options to purchase 570,500 and 11,806 shares of common stock, at prices ranging from $18.63 to $30.25 per share and at a price of $28.81 per share, respectively, were outstanding for the quarters ended April 29, 2000 and May 1, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3. In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million. The excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

4. The following unaudited pro forma financial information gives effect to the acquisition of Afterthoughts as if it had occurred on February 1, 1998. This unaudited pro forma financial information includes the effects of (a) amortization of goodwill; (b) the interest expense, net impact of the funds used and borrowed to consummate the acquisition and (c) the federal and state income taxes relating to the other adjustments at a combined statutory rate of 38%.

Prior to the acquisition, Afterthoughts operated as a division of subsidiaries of the Venator Group, Inc. ("Venator") and certain overhead costs and other expenses were allocated to Afterthoughts by Venator. Accordingly, the unaudited pro forma financial information includes such overhead costs and other expenses.

The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company=s results of operations subsequent to the acquisition because Afterthoughts was not under common control or management and had different capital structures during the periods presented.

                                         THREE MONTHS ENDED
                                              MAY 1,
                                               1999
                                             --------
                                  (In thousands, except for share data)

     Net Sales                                $221,379
     Income before taxes                        19,119
     Net income                                 12,006
     Earnings per common share, basic             0.24
     Earnings per common share, diluted           0.23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Net sales for the three months ended April 29, 2000 increased approximately 36% over the comparable period ended May 1, 1999. The increase for the period resulted primarily from the addition of a net 969 stores (or a 46% increase) offset by a 4% same-store sales decrease for the quarter. Included in the net increase in stores for the period are 695 Afterthoughts stores (net of closings to date) acquired in December 1999 and 42 Cleopatre stores acquired in February 2000.

Cost of sales, occupancy and buying expenses increased 51% for the three months ended April 29, 2000 over the comparable period ended May 1, 1999. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 55.3% for the three months ended April 29, 2000 and 49.8% for the three months ended May 1, 1999. Due to the same-store sales decrease of 4% in the three months ended April 29, 2000, rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, increased 200 basis points as a percentage of sales compared to the three months ended May 1, 1999. The cost of merchandise as a percentage of sales increased 350 basis points in the three months ended April 29, 2000 compared to the same period ended May 1, 1999. This increase was due to approximately $8 million of markdown reserves recorded due to the lack of sales momentum and high inventory position. The required merchandise reserves were a result of higher than planned inventory levels and lower than expected sales. This combination caused inventory at retail to increase 23.5% on a per store basis, thus affecting the realizable value of inventory on hand.

Selling, general and administrative expenses (S,G&A), as a percentage of sales for the three months ended April 29, 2000 was 36.5% compared to 34.6% for the comparable period ended May 1, 1999. This increase was primarily attributable to the lack of leverage caused by the same-store sales decrease discussed above and the redundant costs related to the integration of the Afterthoughts division's operations, which are not expected to be incurred by the Company after June 2000.

Depreciation and amortization as a percentage of sales was approximately 4.5% for the three months ended April 29, 2000 as compared to 3.7% for the three months ended May 1, 1999. The increase as a percentage of sales was primarily a result of the amortization of goodwill related to the acquisition of the Afterthoughts division.

Interest expense (income), net was $1,940,000 for the three month period ended April 29, 2000 compared to ($1,634,000) for the comparable period ended May 1, 1999. This change was primarily due to the interest expense on the Company's credit facility used to acquire the Afterthoughts stores.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net  cash  decreased  approximately $27 million for the three months ended April
29, 2000 due to net cash used for the acquisition of property and equipment totaling $9,022,000, the payment of dividends of $1,990,000, the payment of $9,548,000 for the acquisition of Cleopatre in France and the payment of $14,500,000 of income taxes offset by leveraging trade accounts payable of $7,262,000.

Inventory at April 29, 2000 increased 3% compared to the inventory balance at the end of the Company's January 29, 2000 fiscal year. The increase was attributable to a net increase of 29 stores in the three months ended April 29, 2000 and the additional merchandise needed for the Company's Spring selling season.

For the three months ended April 29, 2000, the Company opened 51 stores, closed 70 stores and acquired 42 stores ending the quarter with 3,053 stores. In addition, the Company remodeled 36 stores.

At April 29, 2000, in connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which is due and payable beginning December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest for an initial six months at 125 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. At April 29, 2000, $200 million was outstanding on this facility.

The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at April 29, 2000.

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

The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of May 27, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

As of April 29, 2000, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $350,000, of which nearly all has been incurred to date. These costs were funded through operating cash flow.

For further information regarding Year 2000 matters, refer to disclosures under Forward-Looking Statements below.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements in the Company's Annual Report on Form 10-K for the year ended January 29, 2000, and that statement is hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.



     PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     27     Financial  Data  Schedule  (for  SEC  use  only)

     99.1     Press  Release  of  Claire's  Stores,  Inc.  dated  May  11,  2000

     (b)     Reports  on  Form  8-K

     None

                                           SIGNATURE
                                           ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CLAIRE'S  STORES,  INC.
                                                   -----------------------
                                                         (Registrant)




Date:  June 9, 2000                               /s/ Ira D. Kaplan
                                                  -----------------
                                                  Ira D. Kaplan
                                                  Senior  Vice  President  and
                                                  Chief  Financial  Officer

                                                  (Mr. Kaplan is the Senior Vice
                                                  President and Chief Financial
                                                  Officer and has been  duly
                                                  authorized to sign on behalf
                                                  of  the  registrant)

                                           SIGNATURE
                                           ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CLAIRE'S STORES, INC.
                                                 -----------------------
                                                     (Registrant)








Date:  June  9,  2000                            -----------------------
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