Form 10-Q
period 2000-07-29
CLAIRES STORES INC
filed 2000-09-11
CIK 34115

FORM  10-Q
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549


(Mark  One)
    ( X )     Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
                       Securities  Exchange  Act  of  1934

For  the  Quarterly  Period  Ended      July  29,  2000
                                   ------------------------------------------

                                             OR

    (   )   Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
                       Securities  Exchange  Act  of  1934


For  the  transition  period  from           to
                            -------------------------------------------------
Commission  file  number                   1-8899
                        -----------------------------------------------------


                                CLAIRE'S  STORES,  INC
-----------------------------------------------------------------------------
             (Exact  name  of  registrant  as  specified  in  its  charter)


           Florida                                     59-0940416
-----------------------------------------------------------------------------
(State  or  other  jurisdiction  of                  (I.R.S.  Employer
incorporation  or  organization)                    Identification  No.)


3  S.W.  129th  Avenue     Pembroke  Pines,  Florida               33027
-----------------------------------------------------------------------------
(Address  of  principal  executive  offices)                   (Zip  Code)


                                   (954)  433-3900
-----------------------------------------------------------------------------
            (Registrant's  telephone  number,  including  area  code)


(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No
                                             ---    ---

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 26, 2000 was 48,450,658 and 2,851,947, respectively, excluding treasury shares.

                   CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                                        INDEX

                                                                       PAGE  NO.
                                                                       ---------

PART  I.    FINANCIAL  INFORMATION
----------------------------------

     ITEM  1.     FINANCIAL  STATEMENTS

     Condensed Consolidated Balance Sheets at July 29, 2000 and
          January  29,  2000.                                                  3


     Condensed Consolidated Statements of Income and Comprehensive
          Income for the Three and Six Months  Ended July 29, 2000
          and  July  31,  1999.                                                4


     Condensed Consolidated Statements of Cash Flows for the Six
          Months  Ended  July  29,  2000  and  July  31,  1999.                5


     Notes  to  Condensed  Consolidated  Financial  Statements                 6


ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL  CONDITION  AND  RESULTS  OF
                  OPERATIONS                                                 7-8


PART  II.  OTHER  INFORMATION
-----------------------------

      ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
                  SECURITIES  HOLDERS                                       9-10

      ITEM  6.
   EXHIBITS  AND  REPORTS  ON  FORM  8-K     10

                         PART I.  FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   -----------

                                                         JULY 29,    JAN. 29,
                                                           2000        2000
                                                        ----------  ----------
                                                           (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                             $  98,095   $ 137,414
  Short-term investments                                    5,498       3,456
  Inventories                                             114,869     109,464
  Prepaid expenses and other current assets                41,183      39,684
                                                        ---------   ---------
         Total current assets                             259,645     290,018
                                                        ----------  ----------

Property and equipment:
  Land and building                                        17,699      17,568
  Furniture, fixtures and equipment                       170,729     156,688
  Leasehold improvements                                  129,583     129,767
                                                        ---------   ---------
                                                          318,011     304,023
  Less accumulated depreciation and amortization         (148,940)   (137,244)
                                                        ---------   ---------
                                                          169,071     166,779
                                                        ----------  ---------

Goodwill, net                                             214,070     211,982
Other assets                                               31,177      33,320
                                                        ---------   ---------
                                                          245,247     245,302
                                                        ----------  ---------
                                                        $ 673,963   $ 702,099
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable to bank                                  $  14,276   $   8,759
  Trade accounts payable                                   39,794      35,911
  Income taxes payable                                      4,986      17,149
  Dividends payable                                         1,985       2,045
  Accrued expenses                                         33,497      32,991
                                                        ---------   ---------
         Total current liabilities                         94,538      96,855
                                                        ---------   ---------

Long term liabilities:
  Long term debt                                          182,847     192,000
  Deferred credits                                         15,681      14,458
                                                        ---------   ---------
                                                          198,528     206,458
                                                        ----------  ----------
Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares           -           -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,853,405
    shares and 2,877,371 shares                               143         143
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued 48,399,200 shares and
     48,179,610 shares                                      2,420       2,419
  Additional paid-in capital                               29,366      29,291
  Accumulated other comprehensive income                   (5,225)       (228)
  Retained earnings                                       384,798     367,613
                                                        ---------   ---------
                                                          411,502     399,238
  Treasury stock, at cost (1,643,682 shares)              (30,605)       (452)
                                                        ---------   ---------
                                                          380,897     398,786
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 673,963   $ 702,099
                                                        =========   =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                  (Unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              ----------------------    ----------------------
                                                               JULY 29,    JULY 31,        JULY 29,   JULY 31,
                                                                 2000        1999            2000       1999
                                                              ----------   ----------    ----------  ---------
                                                                             (In thousands)

Net sales                                                     $  251,982   $  186,090    $ 483,982   $ 356,753
Cost of sales, occupancy and buying expenses                     125,051       91,603      253,446     176,596
                                                              ----------   ----------    ---------   ---------
Gross profit                                                     126,931       94,487      230,536     180,157
                                                              ----------   ----------    ---------   ---------
Other expenses:
  Selling, general and administrative                             86,920       61,285      171,711     120,396
  Depreciation and amortization                                   11,164        6,434       21,706      12,723
  Interest expense (income), net                                   2,401       (1,358)       4,343      (2,992)
  Gain on investments                                                  -       (3,929)           -      (3,929)
                                                              ----------   ----------    ---------   ---------
                                                                 100,485       62,432      197,760     126,198
                                                              ----------   ----------    ---------   ---------

  Income from continuing operations before
    income taxes                                                  26,446       32,055       32,776      53,959

Income taxes                                                       9,334       11,735       11,671      19,839
                                                              ----------   ----------    ---------   ---------

  Net income                                                      17,112       20,320       21,105      34,120

Other comprehensive income:
  Foreign currency translation adjustments                        (1,340)      (1,512)      (4,997)     (1,279)
    Comprehensive income                                      $   15,772   $   18,808    $  16,108   $  32,841
                                                              ==========   ==========    =========   =========

Net income per share:
  Basic                                                       $     0.34   $     0.40    $    0.42   $    0.67
                                                              ==========   ==========    =========   =========

  Diluted                                                     $     0.34   $     0.40    $    0.41   $    0.66
                                                              ==========   ==========    =========   =========

Average common shares outstanding - Basic                         50,299       50,932       50,719      50,893
                                                              ==========   ==========    =========   =========

Average common shares outstanding - Diluted                       50,524       51,419       50,925      51,376
                                                              ==========   ==========    =========   =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                        CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 SIX MONTHS ENDED
                                                             -------------------------
                                                              JULY 29,        JULY 31,
                                                               2000            1999
                                                             ---------       ---------
                                                                  (In thousands)
Cash flows from operating activities:
  Net income                                                 $  21,105       $  34,120
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                 21,706          12,723
  Gain on investments                                                -          (3,929)
  Loss on retirement of property and equipment                     727             647
  Changes in assets and liabilities:
  (Increase) decrease in -
     Inventories                                                (4,848)        (12,067)
     Prepaid expenses and other assets                           2,342          (4,177)
  Increase (decrease) in -
    Trade accounts payable                                       2,190           8,544
    Income taxes payable                                       (11,926)         (5,228)
    Accrued expenses                                              (665)         (1,919)
    Deferred credits                                             1,223           1,308
                                                             ---------       ---------

  Net cash provided by operating activities                     31,854          30,022
                                                             ---------       ---------

Cash flows from investing activities:
  Acquisition of property and equipment                        (20,429)        (22,035)
  (Purchase) sale of short-term investments, net                (2,043)         14,186
  Acquisition of business, net of cash acquired                 (9,548)        (18,000)
                                                             ---------       ---------

    Net cash used in investing activities                      (32,020)        (25,849)
                                                             ---------       ---------
Cash flows from financing activities:
  Purchase of treasury stock                                   (30,153)              -
  Principal payments (borrowings) on debt                          (97)             31
  Proceeds from stock options exercised                             75           1,424
  Dividends paid                                                (3,981)         (3,963)
                                                             ---------       ---------

    Net cash used in financing activities                      (34,156)         (2,508)
                                                             ---------       ---------
Effect of foreign currency exchange rate changes                (4,997)         (1,347)
                                                             ---------       ---------
Net (decrease) increase in cash and cash equivalents           (39,319)            318

Cash and cash equivalents at beginning of period               137,414         117,546
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $  98,095       $ 117,864
                                                             =========       =========

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

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented while diluted net income per share includes the dilutive effect of stock options. Options to purchase 538,000 and 150,000 shares of common stock, at prices ranging from $20.38 to $30.25 per share and at a price of $30.25 per share, respectively, were outstanding for the quarters ended July 29, 2000 and July 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter. Options to purchase 554,000 and 100,000 shares of common stock, at prices ranging from $20.38 to $30.25 per share and from $28.81 to $30.25, respectively, were outstanding for the six months ended July 29, 2000 and July 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective six month periods.

3. In June 2000, the Company completed its reincorporation from the State of Delaware to the State of Florida through a merger transaction. In accordance with generally accepted accounting principles, the merger and resulting reincorporation have been accounted for as a reorganization of entities under common control at historical cost in a manner similar to a pooling of interests. Under this accounting method the assets and liabilities of the combined entities have been carried forward at their recorded historical book values.

4, In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million. The excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

5. The following unaudited pro forma financial information gives effect to the acquisition of Afterthoughts as if it had occurred on February 1, 1998. This unaudited pro forma financial information includes the effects of (a) amortization of goodwill; (b) the interest expense, net impact of the funds used and borrowed to consummate the acquisition and (c) the federal and state income taxes relating to the other adjustments at a combined statutory rate of 38%.

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

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JULY 31, 1999         JULY 31, 1999
                                                ------------------   ------------------
                                                 (In thousands, except for share data)
Net Sales                                           $237,500              $458,879
Income before taxes                                   32,136                51,255
Net income                                            20,244                32,250
Earnings per common share, basic                        0.40                  0.64
Earnings per common share, diluted                      0.39                  0.62

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Net sales for the three months and six months ended July 29, 2000, respectively, increased approximately 35% and 36 % over the comparable periods ended July 31, 1999. The increase for the period resulted primarily from the addition of a net 905 stores which was partially offset by same-store sales decreases of 1% and 2% for the quarter and six months, respectively. Included in the net increase in stores for the period are 627 Afterthoughts stores (net of closings to date) acquired in December 1999 and 42 Cleopatre stores acquired in February 2000.

Cost of sales, occupancy and buying expenses increased 37% and 44% for the three months and six months ended July 29, 2000, respectively, over the comparable periods ended July 31, 1999. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 49.6% and 52.4% for the three months and six months ended July 29, 2000, respectively, and 49.2% and 49.5%for the comparable periods ended July 31, 1999. Due to the same-store sales decrease of 1% in the three months ended July 29, 2000, rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, increased approximately 140 basis points as a percentage of sales. This was offset by a lower cost of merchandise of approximately 100 basis points as a percentage of sales compared to the comparable period ended July 31, 1999. Due to the same- store sales decrease of 2% in the six months ended July 29, 2000, rent, rent support and the cost of the merchandising department increased approximately 190 basis points as a percentage of sales. Additionally, cost of merchandise increased 100 basis points, primarily due to the additional costs incurred related to the transitional services provided to the Afterthoughts stores.

Selling, general and administrative expenses (S,G&A), as a percentage of sales for the three months and six months ended July 29, 2000 were 34.5% and 35.5%, respectively compared to 32.9% and 33.7% for the comparable periods ended July 31, 1999. This increase was primarily attributable to the lack of leverage on fixed corporate expenses caused by the same-store sales decrease discussed above and the redundant costs related to the integration of the Afterthoughts division's operations. The Company has substantially completed its integration of Afterthoughts as it relates to store operations, payroll and human resources, merchandising, planning and distribution, accounting and finance, real estate and construction and MIS. Throughout the remainder of this year, the Company will continue its efforts on the integration of marketing, field operations and the communication of best practices among divisions. Sales and SG&A were adversely affected as a result of these integration efforts during the first six months of this fiscal year.

Depreciation and amortization as a percentage of sales was approximately 4.4% and 4.5% for the three months and six months ended July 29, 2000, respectively, as compared to 3.5% and 3.6% for the three months and six months ended July 31, 1999, respectively. The increase as a percentage of sales is mainly attributable to the amortization of goodwill.

Interest expense (income), net was $2,401,000 and $4,343,000 for the three month and six months ended July 29, 2000, respectively, compared to $(1,358,000) and $(2,992,000) for the comparable periods ended July 31, 1999. This change was primarily due to the interest expense on the Company's credit facility used to acquire the Afterthoughts stores.

Gain on investments totaled $3,929,000 during the three and six months ended July 31, 1999. There were no investment gains or losses through July 29, 2000.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash decreased approximately $39 million for the six months ended July 29, 2000. This decrease was caused primarily by the acquisition of property and equipment totaling $20.4 million, the acquisition of Cleopatre of $9.5 million, dividends paid of $4.0 million and the Company's repurchase of 1,533,800 shares of its common stock in the open market for $30 million. These cash outflows were offset by cash flow from operations and changes in other asset and liability accounts.

Inventory at July 29, 2000 increased 5% compared to the inventory balance at the end of the Company's January 29, 2000 fiscal year. The increase is attributable to a net increase of 22 stores in the six months ended July 29, 2000 and the additional merchandise needed to maintain the current sales momentum as the Company prepares for the back to school season.

The Company opened 108 stores in the six months ended July 29, 2000 and remodeled 85 stores.

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

The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at July 29, 2000.

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

                        PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 8, 2000 in New York City to act on the following matters:

1. To elect seven directors to the Board of Directors of the Company, each for a one-year term;

2. To approve the Company's reincorporation from the State of Delaware to the State of Florida;

3.  To approve the First Amendment to the  Company's 1996 Stock Option  Plan to
    increase  the number  of  shares  of   common  stock  available  for   grant
    under the Plan from 3,000,000  to  4,000,000;  and

4.  To  approve  the  Company's  2000   Incentive  Compensation   Plan   for the
    Company's  Chairman  of  the  Board.

    Proxies for the Annual Meeting were solicited pursuant to Regulation 14A Under the Securities Exchange Act of 1934, as amended, an d there was no
    Solicitation in  opposition     to  the  Company's  solicitation.

At the Annual Meeting, every holder of record of Common Stock, $.05 par value (the "Common Stock") and Class A Common Stock, $.05 par value (the "Class A Common Stock"), of the Company at the close of business on April 28, 2000 (the "Record Date") was entitled to vote, in person or by proxy, one vote for each share of Common Stock and ten votes for each share of Class A Common Stock, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 48,386,497 shares of Common Stock and 2,751,970 shares of Class A Common Stock.

The holders of record of an aggregate of 42,258,779 shares of Common Stock and an aggregate of 2,376,235 shares of Class A Common Stock were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

1. All of the Company's nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class:


DIRECTOR NOMINEE         VOTES FOR   VOTES WITHHELD
-----------------------  ----------  --------------
Rowland Schaefer         65,093,842         927,387
-----------------------  ----------  --------------
Ira D. Kaplan            65,063,357         957,852
                         ----------  --------------
Bruce G. Miller          65,170,890         850,339
                         ----------  --------------
Irwin L. Kellner, Ph.D.  65,137,949         883,280
                         ----------  --------------
Steven H. Tishman        65,145,574         875,655
                         ----------  --------------
Marla L. Schaefer        65,078,825         942,404
                         ----------  --------------
E. Bonnie Schaefer       65,056,644         964,585
-----------------------  ----------  --------------

2. The Company's reincorporation from the State of Delaware to the State of Florida was approved by 54,313,154 votes, which constitutes more than a majority of the aggregate combined voting power of the outstanding shares of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class, entitled to vote at the Annual Meeting.

3. The First Amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock available for grant under the Plan from 3,000,000 to 4,000,000 was approved by 51,902,712 votes, which constitutes more than a majority of the votes cast at the Annual Meeting by the holders of the outstanding shares of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class.

4. The Company's 2000 Incentive Compensation Plan for the Company's Chairman of the Board was approved by 61,506,302 votes, which constitutes more than a majority of the votes cast at the Annual Meeting by the holders of the outstanding shares of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     2.1 Agreement and Plan of Merger, dated as of April 28, 2000 by and between Claire's Stores, Inc. and CSI Florida Acquisition, Inc. (incorporated by reference to Appendix A to the Company's definitive 14A Proxy Statement, dated May 8, 2000, filed with the Commission on May 8, 2000).

     3.1 Amended and Restated Articles of Incorporation of Claire's Stores, Inc. (formerly know as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 30, 2000).

     3.2 Bylaws of Claire's Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 30, 2000).

    10.1 Consent and Waiver, dated as of June 13, 2000, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc.,
SunTrust  Banks  South  Florida,  N.A.  and  Fleet  National  Bank

      27    Financial  Data  Schedule  (for  SEC  use  only)

    99.1    Press  Release  of  the  Company  dated  August  17,  2000

(b)  Reports  on  Form  8-K

The following report on Form 8-K was filed during the quarter covered by this report:

          Date  of  Report          Item          Financial  Statements
          ----------------          ----          ---------------------
          June  30,  2000            5                   None

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CLAIRE'S  STORES,  INC.
                                                 ----------------------
                                                 (Registrant)




Date:  September  11,  2000                     /s/  Ira  D.  Kaplan
                                                ---------------------
                                                Ira  D.  Kaplan
                                                Senior Vice President and
                                                Chief Financial  Officer

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

                                               CLAIRE'S  STORES,  INC.
                                               -----------------------
                                               (Registrant)








Date:  September  11,  2000
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