Form 10-Q
period 2000-10-28
CLAIRES STORES INC
filed 2000-12-12
CIK 34115

FORM  10-Q
                          SECURITIES  AND  EXCHANGE  COMMISSION
                                 WASHINGTON,  D.C.  20549


(Mark  One)
  (  X  )     Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
                          Securities  Exchange  Act  of  1934

For  the  Quarterly  Period  Ended     October  28,  2000
                                    --------------------------------------------
                                              OR

  (     )     Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
                          Securities  Exchange  Act  of  1934

For  the  transition  period  from            to
                                  ------------  --------------------------------
Commission  file  number                  1-8899

                               CLAIRE'S  STORES,  INC.
--------------------------------------------------------------------------------

     (Exact  name  of  registrant  as  specified  in  its  charter)

      Florida                                               59-0940416
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of                      (I.R.S.  Employer
incorporation  of  organization)                       Identification  No.)

3  S.W.  129th  Avenue     Pembroke  Pines,  Florida               33027
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                    (Zip  Code)

                                (954)  433-3900
--------------------------------------------------------------------------------
            (Registrant's  telephone  number,  including  area  code)

(Former  name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                             ---     ---


The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 2000 was 46,022,667 and 2,848,300, respectively, excluding treasury shares.

    CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                    INDEX

                                                                       PAGE  NO.
                                                                       ---------

PART  I.    FINANCIAL  INFORMATION
----------------------------------

  ITEM  1.     FINANCIAL  STATEMENTS

  Condensed  Consolidated  Balance  Sheets  at  October  28,  2000
     and  January  29,  2000.                                               3

  Condensed  Consolidated  Statements  of  Income  and  Comprehensive
     Income  for  the  Three  and  Nine  Months  Ended
     October  28,  2000  and  October  30,  1999.                           4

  Condensed  Consolidated  Statements  of  Cash  Flows  for  the  Nine
     Months  Ended  October  28,  2000  and  October  30,  1999.            5

  Notes  to  Condensed  Consolidated  Financial  Statements               6-7

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL  CONDITION  AND  RESULTS  OF
                  OPERATIONS                                              7-9

PART  II.  OTHER  INFORMATION
-----------------------------


     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                    10

                    PART  I.  FINANCIAL  INFORMATION
                CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                (UNAUDITED)


                                                         OCT. 28,     JAN 29,
                                                           2000        2000
                                                        ----------  ----------
                                                            (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                            $  84,155   $ 137,414
   Short-term investments                                     457       3,456
   Inventories                                            143,955     109,464
   Prepaid expenses and other current assets               31,906      39,684
                                                        ----------  ----------
      Total current assets                                260,473     290,018
                                                        ----------  ----------

Property and equipment:
   Land and building                                       17,765      17,568
   Furniture, fixtures and equipment                      174,881     156,688
   Leasehold improvements                                 129,897     129,767
                                                        ----------  ----------
                                                          322,543     304,023
                                                                    ----------
   Less accumulated depreciation and amortization        (154,670)   (137,244)
                                                        ----------  ----------
                                                          167,873     166,779
                                                        ----------  ----------

Goodwill, net                                             211,782     211,982
Other assets                                               37,286      33,320
                                                        ----------  ----------
                                                          249,068     245,302
                                                        ----------  ----------
                                                        $ 677,414   $ 702,099
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                    $  14,190   $   8,759
   Trade accounts payable                                  44,582      35,911
   Income taxes payable                                     2,729      17,149
   Dividends payable                                        1,950       2,045
   Accrued expenses                                        31,911      32,991
                                                        ----------  ----------
      Total current liabilities                            95,362      96,855
                                                        ----------  ----------

Long term liabilities:
   Long term debt                                         188,289     192,000
   Deferred credits                                        16,388      14,458
                                                        ----------  ----------
                                                          204,677     206,458
                                                        ----------  ----------

Stockholders' equity:
   Preferred stock par value $1.00 per share; authorized
     1,000,000 shares, issued and outstanding 0 shares          -           -
   Class A common stock par value $.05 per share;
     authorized 20,000,000 shares, issued 2,849,467
     shares and 2,868,380 shares                              142         143
   Common stock par value $.05 per share; authorized
     150,000,000 shares issued 48,453,388 shares and
     48,374,226 shares                                      2,423       2,419
   Additional paid-in capital                              29,641      29,291
   Accumulated other comprehensive income                  (9,284)       (228)
   Retained earnings                                      396,737     367,613
                                                        ----------  ----------
                                                          419,659     399,238
   Treasury stock, at cost, (2,276,082 shares)            (42,284)       (452)
                                                        ----------  ----------
                                                          377,375     398,786
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 677,414   $ 702,099
                                                        ==========  ==========

See accompanying notes to condensed financial statements.

                                CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                   CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  AND  COMPREHENSIVE  INCOME
                            FOR  THE  THREE  MONTHS  AND  NINE  MONTHS  ENDED
                                OCTOBER  28,  2000  AND  OCTOBER  30,  1999
                                             (Unaudited)


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    ---------------------   ---------------------
                                                    OCT. 28,     OCT. 30,     OCT. 28,    OCT. 30,
                                                      2000         1999         2000        1999
                                                    ---------   ---------   ----------  ---------
                                                        (In thousands except per share amounts)

Net sales                                           $ 247,536   $ 182,750   $ 731,518   $ 539,503
Cost of sales, occupancy and buying expenses          127,505      92,658     380,951     269,254
                                                    ---------   ---------   ---------   ---------
Gross profit                                          120,031      90,092     350,567     270,249
                                                    ---------   ---------   ---------   ----------

Other expenses:
   Selling, general and administrative                 84,974      64,819     256,685     185,215
   Depreciation and amortization                       11,079       6,872      32,785      19,595
   Interest expense (income), net                       2,674      (1,574)      7,016      (4,566)
   Gain on investments                                      -           -           -      (3,929)
                                                    ---------   ---------   ---------   ---------
                                                       98,727      70,117     296,486     196,315
                                                    ---------   ---------   ---------   ---------
   Income from continuing operations before
      income taxes                                     21,304      19,975      54,081      73,934

Income taxes                                            7,460       7,249      19,131      27,088
                                                    ---------   ---------   ---------   ---------
   Net income                                          13,844      12,726      34,950      46,846

Other comprehensive income:
   Foreign currency translation adjustments            (3,831)      1,276      (9,056)       (236)
                                                    ---------   ---------   ---------   ---------
      Comprehensive income                          $  10,013   $  14,002   $  25,894   $  46,610
                                                    =========   =========   =========   =========
Net income per share:
   Basic                                            $    0.28   $    0.25   $    0.69   $    0.92
                                                    =========   =========   =========   =========

   Diluted                                          $    0.28   $    0.25   $    0.69   $    0.91
                                                    =========   =========   =========   =========
Average common shares outstanding - Basic              49,594      51,043      50,342      50,943
                                                    =========   =========   =========   =========

Average common shares outstanding - Diluted            49,728      51,271      50,524      51,341
                                                    =========   =========   =========   =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                     CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                 CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           FOR  THE  NINE  MONTHS  ENDED
                    OCTOBER  28,  2000  AND  OCTOBER  30,  1999
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                       -------------------------
                                                        OCT. 28,       OCT. 30,
                                                          2000           1999
                                                       ---------      ----------
                                                            (In thousands)
Cash flows from operating activities:
  Net income                                           $ 34,950        $ 46,846
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                          32,785          19,595
  Gain on investments                                         -          (3,929)
  Loss on retirement of property and equipment            1,210             944
  Changes in assets and liabilities:
  (Increase) decrease in -
    Inventories                                         (33,933)        (36,675)
    Prepaid expenses and other assets                    11,270          (7,433)
  Increase (decrease) in -
    Trade accounts payable                                6,978          13,303
    Income taxes payable                                (14,183)        (14,705)
    Accrued expenses                                     (2,434)         (2,096)
    Deferred credits                                      1,930           2,064
                                                       --------        --------

Net cash provided by operating activities                38,573          17,914
                                                       --------        --------
Cash flows from investing activities:
  Acquisition of property and equipment                 (29,081)        (34,879)
  Sale of short-term investments, net                     2,998          23,140
  Acquisition of business, net of cash acquired          (9,548)        (18,000)
                                                       --------        --------

    Net cash used in investing activities               (35,631)        (29,739)
                                                       --------        --------


Cash flows from financing activities:
  Purchase of treasury stock                            (41,831)              -
  Principal borrowings (payments) on debt                   260            (485)
  Proceeds from stock options exercised                     348           2,554
  Dividends paid                                         (5,922)         (5,939)
                                                       --------        --------

    Net cash used in financing activities               (47,145)         (3,870)
                                                       --------        --------

Effect of foreign currency exchange rate changes         (9,056)           (304)
                                                       --------        --------

Net decrease in cash and cash equivalents               (53,259)        (15,999)
                                                       --------        --------

Cash and cash equivalents at beginning of period        137,414         117,546
                                                       --------        --------

Cash and cash equivalents at end of period             $ 84,155        $101,547
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

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options. Options to purchase 560,500 and 885,000 shares of common stock for the three months ended October 28, 2000 and October 30, 1999, respectively, at prices ranging from $19.73 to $30.25 per share for both periods, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective periods. Options to purchase 560,500 and 270,000 shares of Common Stock, at prices ranging from $19.73 to $30.25 per share and from $25.00 to $30.25, respectively, were outstanding for the nine months ended October 28, 2000 and October 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective nine months.

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

4. In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million. The excess purchase price over fair market value of the underlying assets was allocated to goodwill, which will be amortized over twenty-five years.

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

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                       OCTOBER 30, 1999              OCTOBER 30, 1999
                                      ------------------           ------------------

                                            (In thousands, except for share data)

Net Sales                                 $226,783                      $685,662
Income before taxes                         13,558                        64,813
Net income                                   8,750                        41,000
Earnings per common share, basic              0.17                          0.81
Earnings per common share, diluted            0.17                          0.79


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Net sales for the three months and nine months ended October 28, 2000, respectively, increased approximately 35% and 36% over the comparable periods ended October 30, 1999. The increase for the three month and nine month periods resulted primarily from the addition of a net 848 stores (including 635 Afterthoughts stores, net of closings to date, acquired in December 1999 and 42 Cleopatre stores acquired in February 2000) and by the same-store sales increase of 6% for the quarter. Same-store sales for the nine months were even with the prior year's comparable period. Same-store sales results for the Afterthoughts stores will be included in the Company's Accessory Division for periods beginning December 1, 2000. These same-store sales results are expected to be below those of the Claire's Accessories stores due to a number of factors relating primarily to the difficult process of integrating Afterthoughts' operation into Claire's.

Cost of sales, occupancy and buying expenses increased 38% and 41% for the three months and nine months ended October 28, 2000, respectively, over the comparable periods ended October 30, 1999. The principal reason for this increase was the rise in the number of stores and the volume of merchandise sold. As a percentage of net sales, these expenses were 51.5% and 52.1% for the three months and nine months ended October 28, 2000, respectively, and 50.7% and 49.9% for the comparable periods ended October 30, 1999. Rent, rent support and the cost of the merchandising department, which are relatively fixed in nature, increased approximately 60 basis points as a percentage of sales. Due to the same-store sales being even with the comparable period in the prior year in the nine months ended October 28, 2000, rent, rent support and the cost of the merchandising department increased approximately 145 basis points as a percentage of sales. Additionally, cost of merchandise increased 75 basis points as a percentage of sales, primarily due to the additional costs incurred related to the transitional services provided to the Afterthoughts stores.

Selling, general and administrative expenses, as a percentage of sales for the three months and nine months ended October 28, 2000 were 34.3% and 35.1%, respectively, compared to 35.5% and 34.3% for the comparable periods ended October 30, 1999. The decrease as a percentage of sales for the three month period was caused primarily by leverage in fixed corporate expenses. The increase for the nine month period as a percentage of sales was primarily attributable to the redundant costs related to the integration of the Afterthoughts division's operations. The Company has substantially completed its integration of Afterthoughts as it relates to store operations, payroll and human resources, merchandising, planning and distribution, accounting and finance, real estate and construction and MIS. Throughout the remainder of this year, the Company will continue its efforts on the integration of marketing, field operations and the communication of best practices among divisions. Sales and SG&A were adversely affected as a result of these integration efforts during the first nine months of this fiscal year. It has been the Company's objective to close a number of underperforming or duplicative Afterthoughts stores. To date, 133 stores have been closed or leases not renewed, resulting in 635 stores remaining at October 28, 2000. Approximately 80 additional stores are scheduled to close by February 3, 2001.

Depreciation and amortization as a percentage of sales was approximately 4.5% for the three and nine months ended October 28, 2000, as compared to 3.8% and 3.6% for the three months and nine months ended October 30, 1999, respectively. The increase as a percentage of sales for the three month period is a result of an increase in amortization of goodwill on the acquisition of the Afterthoughts and Cleopatre stores.

Interest expense, net of interest income, totaled $2,674,000 and $7,016,000 for the three and nine months ended October 28, 2000, respectively, compared to interest income, net of interest expense of $1,574,000 and $4,566,000 for the comparable periods ended October 30, 1999, respectively. This change was primarily due to the interest expense on borrowings under the Company's credit facility, which were to substantially fund the acquisition of the Afterthoughts stores.

Gain on investments totaled $3,929,000 and represents the net realized gain on investments for the period during the nine months ended October 30, 1999.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash decreased $53.3 million for the nine months ended October 28, 2000. This decrease was caused primarily by the acquisition of property and equipment totaling $29.1 million, the acquisition of Cleopatre of $9.5 million, dividends paid of $5.9 million and the Company's repurchase of 2,166,200 shares of its common stock in the open market for $41.8 million. These cash outflows were offset by cash flow from operations and changes in other asset and liability accounts.

Inventory at October 28, 2000 increased 32% compared to the inventory balance at the end of the Company's January 29, 2000 fiscal year. The increase is attributable to a net increase of 50 stores in the nine months ended October 28, 2000 and the additional merchandise needed to maintain the current sales momentum as the Company prepares for the holiday selling season.

The Company opened 177 stores in the nine months ended October 28, 2000 and remodeled 128 stores.

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

The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at October 28, 2000.

The Company believes that internally generated funds and borrowings available under its credit agreements will be sufficient to meet its current operating needs and its presently anticipated capital expenditures.

RECENT  DEVELOPMENTS

Sales for the four weeks ended November 25, 2000 increased 21% to $77,095,000 compared with $63,811,000 reported for the comparable prior year period.
Same-store  sales  decreased  3%  for  the  month.

If the sales trends as of December 9, 2000 continue, the Company believes that consolidated net income and earnings per share for the fourth quarter will be below those of the prior year's fourth quarter.

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

           99.1     Press  Release  of  the  Company  dated  November  16,  2000

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



                                                   CLAIRE'S  STORES,  INC.
                                                   -----------------------
                                                   (Registrant)




Date:  December 12, 2000                          /s/ Ira D. Kaplan
                                                  -----------------------
                                                  Ira D. Kaplan
                                                  Senior  Vice  President
                                                  and  Chief  Financial
                                                  Officer

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