Form 10-K
period 2001-02-03
CLAIRES STORES INC
filed 2001-04-27
CIK 34115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K


     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  FISCAL  YEAR  ENDED  FEBRUARY  3,  2001
                           OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE  TRANSITION  PERIOD  FROM ___ TO ___

                 COMMISSION  FILE  NO.   1-8899
                 -------------------------------

                              CLAIRE'S STORES, INC.
             (Exact name of registrant as specified in its charter)


        FLORIDA                                              59-0940416
(State  or  other  jurisdiction  of                      (I.R.S.  employer
incorporation  or  organization)                         identification  No.)

3  S.W. 129TH AVENUE, PEMBROKE PINES, FLORIDA                   33027
(Address of principal executive offices)                      (Zip Code)

     Registrant's  telephone  number,  including  area  code:  (954)  433-3900
     Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                NAME  OF  EACH  EXCHANGE  ON
       TITLE  OF  EACH  CLASS                          WHICH  REGISTERED
   -------------------------------              -----------------------------
   Common  Stock,  $.05  par value              New York Stock Exchange, Inc.

   Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                              TITLE OF EACH CLASS
                          -----------------------------
                      Class A Common Stock, $.05 par value


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ----  ----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 2001, the aggregate market value of the 41,918,551 shares of voting stock held by non-affiliates of the registrant was $741,958,000.

   At March 31, 2001 there were outstanding 45,932,314 shares of registrant's Common Stock, $.05 par value, and 2,844,403 shares of the registrant's Class A
Common  Stock,  $.05  par  value,  including  Treasury  Shares.

                DOCUMENTS  INCORPORATED  BY  REFERENCE

   The Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's fiscal year covered by this report, is incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                     PART I


ITEM                                                                 PAGE  NO.
----                                                                 ---------

  1.     Business                                                            3

  2.     Properties                                                          5

  3.     Legal  Proceedings                                                  6

  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders         6


                                    PART II

  5.     Market  for  Registrant's  Common  Equity  and  Related
         Stockholder  Matters                                                7

  6.     Selected  Financial  Data                                           8

  7.     Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                             9

  7A.    Quantitative  and  Qualitative  Disclosures  About
         Market  Risks                                                      16

  8.     Financial  Statements  and  Supplementary  Data                    16

  9.     Changes  in  and  Disagreements  with  Accountants  on
         Accounting  and  Financial  Disclosure                             33


                                    PART III

  10.    Directors  and  Executive  Officers  of  the  Registrant           33

  11.    Executive  Compensation                                            33

  12.    Security  Ownership  of  Certain  Beneficial  Owners
         and  Management                                                    33

  13.    Certain  Relationships  and  Related  Transactions                 33


                                    PART IV

  14.    Exhibits,  Financial  Statement  Schedules  and
         Reports  on  Form  8-K                                             34

PART  I

ITEM  1.  BUSINESS

General
-------

Claire's Stores, Inc. (the "Company"), through its wholly-owned subsidiaries, Claire's Boutiques, Inc. ("Claire's"), which also operates through its Afterthoughts division ("Afterthoughts"), Claire's Puerto Rico Corp. ("CPRC"), Claire's Canada Corp. ("CCC"), Claire's Accessories UK Ltd. ("CUK"), Bijoux One Trading AG ("Bijoux"), Cleopatre S.A. ("Cleopatre"), Lux Corporation ("Lux") and its 50%-owned joint venture Claire's Nippon Co., Ltd. ("Nippon"), is a leading mall-based retailer of popular-priced fashion accessories and apparel for pre-teens and teenagers. As of March 31, 2001, the Company operated a total of 3,021 such stores in 50 states, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques" or "Claire's Accessories", "Afterthoughts", "The Icing", "Bijoux One" and "Cleopatre" (collectively the "Fashion Accessory Stores") and "Mr. Rags"(the "Apparel Stores").

In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million, comprised of approximately $9.5 million cash and the assumption of debt. Excess purchase price over fair market value of the underlying assets, primarily fixed assets, rent deposits and inventory, was allocated to goodwill, which will be amortized over twenty-five years.

In December 1999, the Company completed its acquisition of Afterthoughts, a 768 store fashion accessory chain operating as a division of the Venator Group, Inc. The transaction was accounted for as a purchase. The purchase price was $250 million, $200 million of which was financed through a credit facility. Excess purchase price over fair market value of the underlying assets was allocated primarily to goodwill and trademarks, which will be amortized over twenty-five years.

The Fashion Accessory Stores specialize in selling popular-priced fashion accessories designed to predominantly appeal to pre-teen and teenage females. Merchandise in the Fashion Accessory Stores typically ranges in price between $2 and $20, with the average product priced at about $4. The Fashion Accessory Stores are similar in format and the different trade names give the Company the ability to have multiple store locations in malls. Although the Company faces competition from a number of small specialty store chains and others selling fashion accessories, the Company believes that its Fashion Accessory Stores comprise the largest and most successful chain of specialty retail stores in the world, devoted to the sale of popular-priced pre-teens' and teens' fashion accessories.

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

                                  FISCAL YEAR ENDED
                --------------------------------------------------------
                       FEB. 3,            JAN. 29,           JAN. 30,
                        2001               2000                1999
                ------------------  -----------------  -----------------
                                 (In thousands)
Jewelry         $  473,989   44.7%  $ 360,812   42.6%  $ 288,053   43.5%
Accessories        475,203   44.8     397,325   46.9     314,135   47.5
Apparel            111,225   10.5      88,761   10.5      59,668    9.0
                ----------  ------  ---------  ------  ---------  ------
                $1,060,417  100.0%  $ 846,898  100.0%  $ 661,856  100.0%
                ==========  ======  =========  ======  =========  ======

Sales of each category of merchandise vary from period to period depending on current fashion trends. The Company experiences the traditional retail pattern of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended February 3, 2001 ("Fiscal 2001") were 22%, 24%, 23% and 31% in the first, second, third and fourth quarters, respectively.

At March 31, 2001 the Company had approximately 20,500 employees, 61% of whom were part-time. Part-time employees typically work up to 20 hours per week. The Company has no collective bargaining agreements with any labor unions and considers its employee relations to be good.

Fashion  Accessory  Stores
--------------------------

The Fashion Accessory Stores are located primarily in enclosed shopping malls. The stores in North America operating under the names Claire's Boutiques, Claire's Accessories and Afterthoughts average approximately 1,000 square feet while those stores operating under the name "The Icing" average 1,400 square feet. The stores operating in the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan average 600 square feet and are located in enclosed shopping malls and central business districts. Each store uses Company-designed displays which permit the presentation of a wide variety of items in a relatively small space.

The stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Approximately 80% of sales are made in cash, with the balance made by credit cards. The Company permits, with restrictions on certain items, returns for exchange or refund.

The Company purchases its merchandise from approximately 850 suppliers. The Company is not dependent on an individual vendor for merchandise purchased. Substantially all of the costume jewelry and fashion accessories sold are purchased from importers or imported directly. All merchandise is shipped from the suppliers to the Company's distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American and Japanese stores or the distribution facility in Birmingham, England, which services the stores in the United Kingdom, Ireland and France, or the distribution facilities in Zurich, Switzerland or Vienna, Austria, which service the stores in those respective countries. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

Except as stated below, responsibility for managing the Fashion Accessory Stores in North America rests with the Senior Vice President of store operations of Claire's, who reports to the Chief Executive Officer of the Company. The Company currently employs a total of 225 District Managers, each of whom oversees approximately 10 stores in his or her respective geographic area and reports to one of 19 Regional Managers. Each Regional Manager reports to one of 6 Territorial Vice Presidents, who in turn report to the Senior Vice President of store operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization. The reporting structure for the Fashion Accessory Stores in the United Kingdom and Europe are similar to the reporting structure in North America. The Presidents of CUK and Bijoux report to the Chief Executive Officer of the Company.

In Fiscal 2001, the Company continued to expand its international operations by opening a net 74 Fashion Accessory stores in CUK, bringing the total number of stores operating there to 356, and by opening a net 14 stores in Bijoux. In addition, the Company acquired 42 stores in France through its acquisition of Cleopatre. The Company plans to open (net of closings) approximately 27 stores in North America, 60 stores in CUK, 25 stores in Cleopatre and 6 stores in Bijoux in the fiscal year ending February 2, 2002 ("Fiscal 2002"). Store expansion continued in Japan as the Company, with its joint venture partner, Jusco Co., Ltd., a Japanese Company, opened a net 19 stores in Fiscal 2001, bringing the total number of stores operating in Japan to 102. Current plans call for opening 8 additional stores in Japan in Fiscal 2002.

Apparel  Stores
---------------

The Apparel Stores are located in enclosed shopping malls. The Apparel Stores range in size from approximately 1,600 to 2,500 square feet with an average size of 2,000 square feet.

The representative price range for merchandise is $10 to $200, with an average sale of approximately $45. Cash and major credit cards are accepted for payment.

The stores are distinctively designed and well lit, with merchandise displayed in a manner to create visual excitement. Marketing is aimed at the male teenager.

The Apparel Stores conduct merchandise purchasing from offices in Long Beach, California. Distribution operations are conducted from the Company's distribution facility in Hoffman Estates, Illinois. The merchandise is shipped via common carrier to the stores, as required.

The  President  of  Lux  is  responsible  for  managing the Apparel Stores.  The
President of Lux reports to the Chief Executive Officer of the Company. The field organization of Lux is similar in structure to that of Claire's. Supervision of the stores rests with four Regional Sales Managers who supervise 23 District Managers who, in turn, are responsible for overseeing approximately seven stores in his or her geographic areas. Each store is staffed by a Manager, Assistant Manager and part-time employees, as required.

ITEM  2.  PROPERTIES

The Company's 3,021 stores operating as of March 31, 2001 are located in 50 states, Puerto Rico, Canada, the United Kingdom, Switzerland, Austria, Germany, France, Ireland, the Caribbean and Japan. The Company leases all of its store locations, generally for terms of seven to ten years (up to 25 years in the United Kingdom and Europe). Under the leases, the Company pays a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. The Company also pays certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

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

The Company has closed 381 stores in the last three fiscal years, primarily due to certain locations not meeting Company-established profit benchmarks or the unwillingness of the landlord to renew the lease on terms acceptable to the Company, as well as the process discussed below. The Company has not experienced any substantial difficulty in renewing desired store leases and has no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

In December 1999, as a result of the acquisition of Afterthoughts, the Company began a process to eliminate redundant field operations and optimize square footage efficiency. In connection with this plan, the Company has closed 261 stores and expects to close or not renew the leases on approximately 120 additional store locations.

The Company opened or acquired 245 stores during Fiscal 2001 and opened 21 stores in the first two months of Fiscal 2002. The Company plans to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. The Company's initial investment in new stores opened during the last fiscal year, including leasehold improvements and fixtures, but excluding inventories, averaged approximately $100,000 and $236,000 per store for a Fashion Accessory Store and an Apparel Store, respectively.

The offices of Claire's and the distribution center for the Company's stores in North America and Japan are located in Hoffman Estates, Illinois. This Company-owned facility is located on 24.8 acres and consists of 520,000 total square feet with 404,000 square feet devoted to receiving and distribution and 116,000 square feet for office space.

In January 2000, CUK relocated its distribution facility and offices to accommodate the growth in the business in the United Kingdom and to temporarily service the stores in France. The new lease in the United Kingdom commenced in December 1999 and terminates in December 2024. CUK has the right to assign or sublet this lease at any time during the term of the lease. The new facility, located in Birmingham, England, consists of 25,000 square feet of office space and 60,000 square feet of distribution space. CUK intends to assign or sublet the old lease.

The Bijoux stores are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich, Switzerland consists of 11,600 square feet devoted to distribution and 5,400 square feet devoted to offices. The lease for this location expires on December 31, 2001. Management intends to renew this lease prior to expiration. In Vienna, Austria, the facility consists of 11,000 square feet devoted to distribution and 3,000 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Bijoux with notice to the landlord at any time.

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

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet in Pembroke Pines, Florida, where it maintains its executive, accounting and finance offices. Rowland Schaefer & Associates is a general partnership of two corporate general partners which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $574,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The Company exercised a five year option under the lease. The expiration date under the option period is September 30, 2005.

The Company also owns 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. The Company also leases executive office space in New York City and is the beneficial owner of a cooperative apartment in New York City.

ITEM  3.  LEGAL  PROCEEDINGS

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

                                 PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has two classes of Common Stock, par value $.05 per share, outstanding: Common Stock having one vote per share and Class A Common Stock having ten votes per share. The Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol CLE. The Class A Common Stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A Common Stock is convertible on a share-for-share basis into Common Stock and may be sold, as Common Stock, in open market transactions. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the Common Stock on the NYSE Composite Tape and the per share dividends declared on the Common Stock and the Class A Common Stock. At March 31, 2001, the approximate number of record holders of shares of Common Stock and Class A Common Stock was 1,707 and 604, respectively.

                                 CLOSING           DIVIDENDS        DIVIDENDS
                                   OF                  ON           ON CLASS A
                              COMMON STOCK       COMMON STOCK      COMMON STOCK
                             --------------      ------------      ------------
Year Ended February 3, 2001   HIGH    LOW
---------------------------  ------  ------
First Quarter                $22.30  $15.97          $0.04            $0.02
Second Quarter                22.41   16.06           0.04             0.02
Third Quarter                 22.77   16.13           0.04             0.02
Fourth Quarter                24.94   15.63           0.04             0.02

Year Ended January 29, 2000
---------------------------
First Quarter                 30.19  $18.63          $0.04            $0.02
Second Quarter                33.81   25.63           0.04             0.02
Third Quarter                 24.56   16.25           0.04             0.02
Fourth Quarter                24.44   16.88           0.04             0.02

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

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                               FISCAL YEAR ENDED
                                         -------------------------------------------------------------
                                           FEB. 3,    JAN. 29,     JAN. 30,     JAN. 31,     FEB. 1,
                                          2001 (1)      2000     1999 (3)(4)    1998 (3)   1997(1)(3)
                                         -----------  ---------  ------------  ----------  -----------
                                                  (In thousands except per share amounts)
Operating Statement Data:
Net Sales                                $1,060,417   $ 846,898  $   661,856   $ 536,754   $  466,300
Income from continuing operations            64,975      87,935       71,652      59,595       45,932
Net Income                                   64,975      87,935       62,280      59,595       45,932

Income Per Share (2):
  Basic:
    From continuing operations           $     1.30   $    1.72  $      1.41   $    1.19   $     0.92
    Net income                                 1.30        1.72         1.23        1.19         0.92
  Diluted:
    From continuing operations           $     1.30   $    1.71  $      1.40   $    1.17   $     0.90
    Net income                                 1.30        1.71         1.22        1.17         0.90

Cash Dividends
  Share:
    Common stock                         $     0.16   $    0.16  $      0.16   $    0.12   $     0.10
    Class A Common stock                       0.08        0.08         0.08        0.06         0.05

Balance Sheet Data:
    Current assets                       $  259,779   $ 290,018  $   239,618   $ 204,198   $  157,089
    Current liabilities                     100,097      96,855       69,091      51,264       45,906
    Working capital                         159,682     193,163      170,527     152,934      111,183
    Total assets                            668,534     702,099      394,272     317,067      252,237
    Long-term obligations                   151,374     192,000            -           -            -
    Stockholders' equity                    399,700     398,786      314,218     257,258      200,544

(1)  Consists  of  53  weeks.
(2) In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which established new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provisions of this Statement.
(3) In April 1998, the Company acquired Lux through the exchange of 2,070,286 shares of the Company's common stock for all of the outstanding common stock of Lux. The acquisition was accounted for as a pooling of interests and accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Lux for all periods prior to the acquisition.
(4) The Company adopted a plan to discontinue the operation of its Just Nikki catalog segment in January 1999 (see Note 4 to the Consolidated Financial Statements for additional information).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS
---------------------------

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other Company filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales growth and earnings per share growth or statements about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

RISK  FACTORS
-------------

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

Consumer  Preferences;  Impact  of  Economic  Conditions
--------------------------------------------------------

The retail fashion accessories and apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, unemployment, interest rates, energy costs, taxation and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which the Company operates and directly impact the Company's net sales and profitability.

Merchandise  Inventory,  Replenishment  and  Distribution
---------------------------------------------------------

Fluctuations in the retail fashion accessories and apparel business especially affect the inventory owned by fashion accessories and apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.

The Company reviews its inventory levels in order to identify slow-moving merchandise and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or lack of consumer acceptance of fashion items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Because the Company does not carry much replenishment inventory in its stores, much of the inventory is maintained in the Company's distribution centers in Hoffman Estates, Illinois, Birmingham, England, Zurich, Switzerland and Vienna, Austria.

The Company's distribution functions for all of its stores located in the United States and Canada are handled from its single distribution center in Hoffman
Estates, Illinois. Any significant interruption in the operation of this distribution center, due to natural disaster or otherwise, would have a material effect on the Company's business, financial condition and results of operations.

Store  Operations  and  Expansion
---------------------------------

The Company's stores are distinctively designed for customer identification, ease of shopping and a wide variety of selection of merchandise which emphasize style, quality and good value. The range of merchandise displayed in each store varies significantly depending on the selling season and the size and location of the store.

Store hours are dictated by mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday. Approximately 80% of sales are made in cash, with the balance made by credit cards.

The Company's continued success depends, in part, upon its ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company's growth will result in enhanced profitability or that it will continue at the same rate in future years.

International  Expansion
------------------------

The Company continued to expand internationally in Fiscal 2001. It is faced with competition in European markets from established regional and national chains. If international expansion is not successful, the Company's results of operations could be adversely affected. The Company's ability to grow successfully in the continental European market will depend in part on determining a sustainable profit formula to build customer loyalty and gain market share in the especially challenging retail environments of France and Germany.

Certain  financial  information  about  international operations is set forth in
Note 13 to the Company's Consolidated Financial Statements, included elsewhere herein.

Impact  of  the  European  Monetary  Union
------------------------------------------

The European Union is comprised of fifteen member states, eleven of which adopted a common currency, the "Euro," effective January 1, 1999. From that date until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the Euro. Ultimately, the Euro will be the sole currency within the European Union and one organization, the European Central Bank, will be responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company is currently reviewing the impact of the Euro conversion on its management information systems, accounting systems, vendor payments and human resources. At this time, the Company cannot estimate the costs it will incur in connection with the Euro conversion or determine whether the Euro conversion is likely to have a material adverse effect on its business and results of operations.

Suppliers
---------

The Company purchases merchandise from approximately 850 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's Fiscal 2001 purchases. Of the Company's merchandise purchases during Fiscal 2001, approximately 20% of all units purchased for the Fashion Accessory stores in North America (representing approximately 32% of total cost) were purchased domestically while the remaining 80% of all units (68% of cost) were purchased from outside the United States. Approximately 44% of the Company's total merchandise units purchased for the Fashion Accessory stores in North America (representing 50% of cost) were from China, including Hong Kong, with the remainder coming from 11 other countries. Any event causing a sudden disruption of imports from China or other foreign countries, including political instability or the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

The Company cannot predict whether any of the countries in which its products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against merchandise could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company pursues a diversified global sourcing strategy that includes relationships with vendors in approximately 20 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal  Business
------------------

The Company's business follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. During Fiscal 2001, these periods accounted for approximately 30% of the Company's annual sales. Any decrease in sales or margins during these periods could have a material adverse effect on the Company's business, financial condition and results of operations. Seasonal fluctuations also affect inventory levels, since the Company usually orders merchandise in advance of peak selling periods. The Company must carry a significant amount of inventory in anticipation of these selling periods.

Competition
-----------

The Company's business is highly competitive. The Company competes with national and local department stores, specialty and discount store chains, independent retail stores and internet and catalog businesses that market similar lines of merchandise. Some competitors have more resources than the Company. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors.

Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, and customer service are all important factors in competing successfully in the retail industry.

The performance of the Company in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive.

In addition, the Company's competitive position depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as unemployment, business conditions, interest rates, energy costs and taxation. A decline in consumer spending on fashion accessories and apparel could have a material adverse effect on the Company's net sales and profitability.

Dependence  on  Mall  Traffic  and  the  Availability  of  Suitable  Lease Space
--------------------------------------------------------------------------------

Substantially all of the Company's stores are located in regional shopping malls. The Company's sales are derived, in part, from the high volume of traffic in those malls. The Company benefits from the ability of the mall's "anchor" tenants, generally movie theaters and large department stores, and other area attractions to generate consumer traffic in its stores' vicinity and the continuing popularity of malls as shopping destinations for pre-teens and teenagers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers, other malls where the Company does not have stores and the closing of anchor tenants in a particular mall. In addition, a decline in the popularity of mall shopping among our target customers, pre-teens and teenagers, could affect the Company's business. In recent months, it appears there has been a noticeable decline in mall traffic. The Company believes this has resulted in a decrease in the number of transactions per store, although such decrease has been offset by an increase in average transaction size.

Since the Company is primarily a mall-based chain, the Company's future growth is significantly dependent on its ability to open new stores in desirable locations. There is no assurance as to when or whether such desirable locations will become available.

Dependence  on  Key  Personnel
------------------------------

The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

The foregoing factors are not exclusive. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to net sales of the
Company:

                                                      FISCAL YEAR ENDED
                                               ------------------------------
                                                FEB. 3,   JAN. 29,   JAN. 30,
                                                 2001      2000       1999
                                               --------  ---------  ---------
Net sales                                        100.0%     100.0%     100.0%
  Cost of sales, occupancy and buying expenses    51.7       48.4       48.2
                                                --------  ---------  ---------
  Gross Profit                                    48.3       51.6       51.8
                                               --------  ---------  ---------

Other expenses:
  Selling, general and administrative             33.7       31.7       31.5
  Depreciation and amortization                    4.2        3.4        3.3
  Interest expense (income), net                   0.9       (0.4)      (0.9)
  (Gain) loss on investments                         -       (0.5)       0.7
  Impairment of long-lived assets                    -        1.0          -
                                               --------  ---------  ---------
                                                  38.8       35.2       34.6
                                               --------  ---------  ---------
  Income from continuing operations before
    income taxes                                   9.5       16.4       17.2

Income taxes                                       3.2        6.0        6.4
                                               --------  ---------  ---------
  Income from continuing operations                6.1       10.4       10.8
                                               --------  ---------  ---------

Discontinued operations, net of income taxes:
  Loss from discontinued operations                  -          -        0.9
  Loss on disposal of discontinued operations        -          -        0.5
                                               --------  ---------  ---------
Net loss from discontinued operations                -          -        1.4
                                               --------  ---------  ---------

  Net income                                       6.1%      10.4%       9.4%
                                               ========  =========  =========

RESULTS  OF  CONTINUING  OPERATIONS
-----------------------------------

The operating results of Claire's Nippon Co., Ltd., which are accounted for under the equity method, are not part of the consolidated group of Claire's Stores, Inc. and therefore not included in the following analysis. Fiscal 1999 balances have been restated to reflect the accounts of Lux as if the Companies had combined at the beginning of that period.

FISCAL  2001  COMPARED  TO  FISCAL  2000
----------------------------------------

Net  sales  increased  by $213,519,000, or 25%, to $1,060,417,000 in Fiscal 2001
compared to $846,898,000 for the year ended January 29, 2000 ("Fiscal 2000"). This increase primarily resulted from the twelve months of sales of the Afterthoughts stores, (as compared with the two months included in the prior fiscal year), offset by same-store sales decreases of 1% for the year. The same-store sales decrease was primarily a result of fewer transactions per store, offset by an increase in the average unit retail price of merchandise sold. The same-store sales results of the Afterthoughts stores were significantly below those of the Claire's Accessories stores for the two months ended February 3, 2001 due to a number of factors related primarily to the difficult process of integrating Afterthoughts' operations into Claire's.

Cost of sales, occupancy and buying expenses increased by $138,404,000, or 34%, to $548,256,000 in Fiscal 2001 compared to $409,852,000 in Fiscal 2000. As a percentage of net sales, these expenses increased to 51.7% for Fiscal 2001 compared to 48.4% for Fiscal 2000. This increase of 330 basis points is the result of additional merchandise markdowns, transitional services provided by Venator to Claire's during its integration of the Afterthoughts stores and lack of leverage on fixed costs. These markdowns were a result of lower than expected sales and helped the Company reduce inventory levels to be in line with planned sales for future periods. An approximately 150 basis point increase was caused by the full year impact of the Afterthoughts stores who's occupancy cost as a percentage of sales is higher than the Claire's stores. This is primarily due to lower average store sales in the Afterthoughts stores as compared to the average Claire's store.

Selling, general and administrative ("SG&A") expenses increased by $89,729,000, or 33% to $357,837,000 in Fiscal 2001 from the Fiscal 2000 level of $268,108,000. The increase noted was due to the increase in the cost of operating the additional stores. As a percentage of net sales, these expenses increased to approximately 33.7% in Fiscal 2001 compared to 31.7% in Fiscal 2000. The increase in SG&A as a percentage of sales is primarily attributable to certain redundant operations related to the integration of the Afterthoughts division's operations and the lack of leverage on corporate expenses due to negative same-store sales. The Company has substantially completed its integration of Afterthoughts as it relates to store operations, payroll and human resources, merchandising, planning and distribution, accounting and finance, real estate and construction and MIS. Efforts continue on the integration of marketing, field operations and the communication of best practices among divisions. Sales and SG&A were adversely affected as a result of these integration efforts during this fiscal year. It has been the Company's objective to close a number of underperforming or duplicative acquired Afterthoughts stores. To date, 203 Afterthoughts stores have been closed or leases not renewed, 11 stores have been opened resulting in 579 stores remaining at February 3, 2001.

Depreciation and amortization increased by $15,308,000 or 53%, to $44,149,000 in Fiscal 2001 from the Fiscal 2000 level of $28,841,000. The increase was primarily due to the full year amortization of goodwill and depreciation on the Afterthoughts stores.

Interest expense (income), net increased from ($3,469,000) in Fiscal 2000 to $9,927,000 in Fiscal 2001. The net increase of $13,396,000 is primarily the result of the full year effect of the Company's credit facility which was entered into on December 1, 1999. In addition, the Company's interest income decreased due to lower invested cash balances during the year due to the Company's acquisition of the Afterthoughts stores in the fourth quarter of Fiscal 2000 and the Cleopatre stores in the first quarter of Fiscal 2001 and the Company's purchase of approximately $50 million of common stock pursuant to the $50 million stock repurchase program approved in Fiscal 2001.

In Fiscal 2000, the Company recognized a gain on investments of $3,929,000 in connection with the sale of certain equity securities. There have been no transactions of this nature in Fiscal 2001.

In December 1999, the Company began a process to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded an $8.7 million ($5.5 million after tax, or $.11 per diluted share) non-cash charge in December 1999 to write off the assets whose carrying value had been impaired. The Company recognized no impairment charges in Fiscal 2001.

Income taxes decreased by $15,587,000 to $35,273,000 in Fiscal 2001 compared to $50,860,000 in Fiscal 2000. The Company's effective tax rates declined as a result of increased profitable foreign operations which have lower effective tax rates than the United States.

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

In December 1999, the Company began a process to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded an $8.7 million ($5.5 million after tax, or $.11 per diluted share) non-cash charge to write off the assets whose carrying value had been impaired.

Income taxes increased by $8,776,000 to $50,860,000 in Fiscal 2001 compared to $42,084,000 in Fiscal 1999. The Company's effective tax rates declined slightly as a result of increased profitable foreign operations which have lower effective tax rates than the United States.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

In connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which was paid on December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest at 100 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. The Company had $180 million outstanding on this facility at February 3, 2001.

Company operations have historically provided a strong, positive cash flow which, together with the Company's cash balances, provides adequate liquidity to meet the Company's operational needs and debt obligations. Cash and cash equivalents totaled $111,663,000 at the end of Fiscal 2001.

Net cash provided by operating activities amounted to $105,632,000 in Fiscal 2001 compared to $104,215,000 in Fiscal 2000 and $85,816,000 in Fiscal 1999.
The primary sources of net cash provided by operating activities was net income of $65 million, adjusted for non-cash items. The Company's current ratio (current assets over current liabilities) was 2.6:1.0 for Fiscal 2001 and 3.0:1.0 for Fiscal 2000.

At the end of Fiscal 2001, the Company increased its investment in inventories to $112,104,000, or 2%, from the Fiscal 2000 balance of $109,464,000. During this period inventory turnover decreased to 2.7X from 3.4X for Fiscal 2000. The increase in inventories is due to planned same-store sales increases for Fiscal 2002. In addition, inventories on a per square foot basis increased 3%. Management believes inventories are appropriate given the increase in the number of stores and the level of sales currently being planned.

Net cash used in investing activities of $51.6 million in Fiscal 2001 was primarily capital expenditures of $45.5 million and funds used for the acquisition of Cleopatre, offset by the sale of short-term investments. During Fiscal 2001, the Company continued to expand and remodel its store base. Significant capital projects included the opening of 203 new stores and the remodeling of 134 stores. Funds expended for capital improvements in Fiscal 2001 totaled $45,459,000 compared to $48,866,000 in Fiscal 2000 and $45,211,000 in Fiscal 1999. In Fiscal 2002, capital expenditures are expected to be approximately $45 million as the Company continues to invest in its store base and technology.

Net cash used in financing activities of $77.3 million in Fiscal 2001 was primarily the Company's purchase of common stock pursuant to the Company's share repurchase program of approximately $50 million, required payments on the Company's Credit Facility of $20 million and dividends paid of $7.8 million, offset by proceeds of stock options exercised during the year.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------

The Company is exposed to foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and its investment in foreign subsidiaries. Based on the Company's average net currency positions in Fiscal 2001, the potential loss due to a 10% adverse change on foreign currency exchange rates could be significant to the Company's operations.

Interest  Rates
---------------

The Company's exposure to market risk for changes in interest rates is limited to its cash, cash equivalents and debt. Based on the Company's average invested cash balances and outstanding debt during Fiscal 2001, a 10% decrease in the average effective interest rate in Fiscal 2001 would not have materially impacted the Company's annual net interest expense.

Recent  Accounting  Pronouncements
----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We believe the impact that SFAS No. 133 will not have a material effect on our Consolidated Financial Statements.

In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees." The provisions of FIN No. 44 are effective July 1, 2000. The adoption of FIN No. 44 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA          PAGE  NO.
                                                                   ---------

Independent  Auditors'  Report                                         17

Consolidated Balance Sheets as of February 3, 2001 and
    January 29, 2000                                                   18

Consolidated Statements of Income and Comprehensive Income
    for the three fiscal years ended February 3, 2001                  19

Consolidated Statements of Changes in Stockholders' Equity
    for the three fiscal  years ended February 3, 2001                 20

Consolidated Statements of Cash Flows for the three fiscal
    years ended February 3, 2001`                                      21

Notes  to  Consolidated  Financial  Statements                         22

                       INDEPENDENT  AUDITORS'  REPORT

The  Board  of  Directors  and  Stockholders
Claire's  Stores,  Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.



/S/KPMG  LLP
Fort  Lauderdale,  Florida
March  30,  2001

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         FEB. 3,     JAN. 29,
                                                           2001        2000
                                                        ----------  ----------
                                                            (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                              $ 111,663   $ 137,414
 Short-term investments                                         -       3,456
 Inventories                                              112,104     109,464
 Prepaid expenses and other current assets                 36,012      39,684
                                                        ----------  ----------
     Total current assets                                 259,779     290,018
                                                        ----------  ----------

Property and equipment:
 Land and building                                         17,765      17,568
 Furniture, fixtures and equipment                        180,147     156,688
 Leasehold improvements                                   133,522     129,767
                                                        ----------  ----------
                                                          331,434     304,023
 Less accumulated depreciation and amortization          (160,317)   (137,244)
                                                        ----------  ----------
                                                          171,117     166,779
                                                        ----------  ----------

 Goodwill, net                                            204,269     211,982
 Prepaid expenses and other assets                         33,369      33,320
                                                        ----------  ----------

                                                        $ 668,534   $ 702,099
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                      $  31,263   $   8,759
 Trade accounts payable                                    30,848      35,911
 Income taxes payable                                       2,313      17,149
 Dividends payable                                          1,916       2,045
 Accrued expenses                                          33,757      32,991
                                                        ----------  ----------
     Total current liabilities                            100,097      96,855
                                                        ----------  ----------

Long term liabilities:
 Long-term debt                                           151,374     192,000
 Deferred credits                                          17,363      14,458
                                                        ----------  ----------
                                                          168,737     206,458
                                                        ----------  ----------

Stockholders' equity:
 Preferred stock par value $1.00 per share; authorized
   1,000,000 shares, issued and outstanding 0 shares            -           -
 Class A common stock par value $.05 per share;
   authorized 20,000,000 shares, issued 2,846,354
   shares and 2,868,380 shares                                142         143
  Common stock par value $.05 per share; authorized
   150,000,000 shares, issued 45,930,363 shares and
   48,374,226 shares                                        2,297       2,419
 Additional paid-in capital                                29,825      29,291
 Accumulated other comprehensive income                    (7,221)       (228)
 Retained earnings                                        375,109     367,613
                                                        ----------  ----------
                                                          400,152     399,238
 Treasury stock, at cost, (109,882 shares)                   (452)       (452)
                                                        ----------  ----------
                                                          399,700     398,786
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 668,534   $ 702,099
                                                        ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                         FISCAL YEAR ENDED
                                               -----------------------------------
                                                 FEB. 3,     JAN. 29,    JAN. 30,
                                                  2001         2000        1999
                                               -----------  ----------  ----------
                                             (In thousands except per share amounts)
Net sales                                      $1,060,417   $ 846,898   $ 661,856
Cost of sales, occupancy and buying expenses      548,256     409,852     319,067
                                               -----------  ----------  ----------
Gross profit                                      512,161     437,046     342,789
                                               -----------  ----------  ----------

Other expenses:
 Selling, general and administrative              357,837     268,108     208,631
 Depreciation and amortization                     44,149      28,841      21,878
 Interest expense (income), net                     9,927      (3,469)     (6,256)
 (Gain) loss on investments                             -      (3,929)      4,800
 Impairment of long-lived assets                        -       8,700           -
                                               -----------  ----------  ----------
                                                  411,913     298,251     229,053
                                               -----------  ----------  ----------
 Income from continuing operations before
   income taxes                                   100,248     138,795     113,736

Income taxes                                       35,273      50,860      42,084
                                               -----------  ----------  ----------

 Income from continuing operations                 64,975      87,935      71,652
                                               -----------  ----------  ----------

Discontinued operations:
 Loss from discontinued operations (less
   applicable income taxes)                             -           -       6,285
 Loss on disposal of discontinued operations
   (less applicable income taxes)                       -           -       3,087
                                               -----------  ----------  ----------
 Net loss from discontinued operations                  -           -       9,372
                                               -----------  ----------  ----------

 Net income                                        64,975      87,935      62,280

 Other comprehensive income:
   Foreign currency translation adjustments        (6,993)        667        (337)
                                               -----------  ----------  ----------
     Comprehensive income                      $   57,982   $  88,602   $  61,943
                                               ===========  ==========  ==========


Net income (loss) per share:
 Basic:
   From continuing operations                  $     1.30   $    1.72   $    1.41
   From discontinued operations                         -           -       (0.18)
                                               -----------  ----------  ----------
   Net income                                  $     1.30   $    1.72   $    1.23
                                               ===========  ==========  ==========


 Diluted:
   From continuing operations                  $     1.30   $    1.71   $    1.40
   From discontinued operations                         -           -       (0.18)
                                               -----------  ----------  ----------
   Net income                                  $     1.30   $    1.71   $    1.22
                                               ===========  ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                                            CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              ACCUMULATED
                                           CLASS A             ADDITIONAL        OTHER
                                           COMMON     COMMON     PAID-IN     COMPREHENSIVE    RETAINED    TREASURY
                                            STOCK     STOCK      CAPITAL        INCOME        EARNINGS     STOCK       TOTAL
                                          --------   -------   -----------  --------------   ---------   ---------   --------
                                                                    (In thousands)
Balance
 January 31, 1998                         $    145   $ 2,382   $    22,053  $         (558)  $ 233,688   $    (452)  $257,258
Net income                                       -         -             -               -      62,280           -     62,280
Issued shares for acquisition                    -         5         1,876               -           -           -      1,881
Stock options exercised                          -        14           419               -           -           -        433
Cash dividends ($.16 per Common
 share and $.08 per Class A
   Common share)                                 -         -             -               -      (7,892)          -     (7,892)

Distributions to former shareholders of
 pooled entity                                   -         -             -               -        (455)          -       (455)

Tax benefit from exercised stock
   options                                       -         -         1,050               -           -           -      1,050
Foreign currency translation
   adjustment                                    -         -             -            (337)          -           -       (337)
                                          --------   -------   -----------  --------------   ---------   ---------   --------
Balance
January 30, 1999                               145     2,401        25,398            (895)    287,621        (452)   314,218
Net income                                       -         -             -               -      87,935           -     87,935
Class A Common stock converted to
   Common stock                                 (2)        2             -               -           -           -          -

Stock options exercised                          -        16         2,693               -           -           -      2,709
Cash dividends ($.16 per Common
   share and $.08 per Class A
   Common share)                                 -         -             -               -      (7,943)          -     (7,943)

Tax benefit from exercised stock
   options                                       -         -         1,200               -           -           -      1,200
Foreign currency translation
   adjustment                                    -         -             -             667           -           -        667
                                          --------   -------   -----------  --------------   ---------   ---------   --------
Balance
January 29, 2000                               143     2,419        29,291            (228)    367,613        (452)   398,786
Net income                                       -         -             -               -      64,975           -     64,975
Class A Common stock converted to
Common stock                                    (1)        1             -               -           -           -          -
Purchase of treasury stock                       -         -             -               -           -     (49,913)   (49,913)
Retirement of treasury stock                     -      (127)            -               -     (49,786)     49,913          -
Stock options exercised                          -         4           474               -           -           -        478
Cash dividends ($.16 per Common
 share and $.08 per Class A
 Common share)                                   -         -             -               -      (7,693)          -     (7,693)

Tax benefit from exercised stock
 options                                         -         -            60               -           -           -         60
Foreign currency translation
 adjustment                                      -         -             -          (6,993)          -           -     (6,993)
                                          --------   -------   -----------  --------------   ---------   ---------   --------
Balance
February 3, 2001                          $    142   $ 2,297   $    29,825  $       (7,221)  $ 375,109   $    (452)  $399,700
                                          ========   =======   ===========  ==============   =========   =========   ========

See  accompanying  notes  to  consolidated  financial  statements.

                               CLAIRE'S STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         FISCAL YEAR ENDED
                                                                  ---------------------------------
                                                                   FEB. 3,    JAN. 29,    JAN. 30,
                                                                    2001        2000        1999
                                                                  ---------  ----------  ----------
                                                                            (In thousands)
Cash flows from operating activities:
 Net income                                                       $ 64,975   $  87,935   $  62,280
 Adjustments to reconcile net income to net cash
     Provided by operating activities:
   Loss from discontinued operations, net of tax benefit                 -           -       6,285
   Loss on disposal of discontinued operations, net of tax benefit       -           -       3,087
   Depreciation and amortization                                    44,149      28,841      21,878
   Deferred income taxes                                             8,049         704      (1,484)
   (Gain) loss on investments                                            -      (3,929)      4,800
   Loss on retirement of property and equipment                      2,115         576       1,703
   Impairment of long-lived assets                                       -       8,700           -
 (Increase) decrease in -
   Inventories                                                      (3,023)    (11,268)     (9,711)
   Prepaid expenses and other assets                                 6,836     (29,155)    (12,719)
 Increase (decrease) in -
   Trade accounts payable                                           (6,226)     11,693       2,441
   Income taxes payable                                            (14,659)        345       6,103
   Accrued expenses                                                    512       6,278       6,578
   Deferred credits                                                  2,904       3,495       2,418
                                                                  ---------  ----------  ----------
Net cash provided by continuing operations                         105,632     104,215      93,659
Net cash used by discontinued operations                                 -           -      (7,843)
                                                                  ---------  ----------  ----------
Net cash provided by operating activities                          105,632     104,215      85,816
                                                                  ---------  ----------  ----------

Cash flows from investing activities:
 Acquisition of property and equipment                             (45,459)    (48,866)    (45,211)
 Acquisition of business, net of cash acquired                      (9,548)   (249,811)     (7,815)
 Sale (purchase) of short-term investments                           3,455      36,231     (28,842)
 Capital expenditures of discontinued operations                         -           -        (185)
 Acquisition of minority interest in a foreign subsidiary                -     (18,000)          -
                                                                  ---------  ----------  ----------

Net cash used in investing activities                              (51,552)   (280,446)    (82,053)
                                                                  ---------  ----------  ----------


Cash flows from financing activities:
 Principal borrowings (payments) on debt                           (20,082)    199,452      (1,617)
 Purchase of treasury stock                                        (49,913)          -           -
 Proceeds from stock options exercised                                 538       3,909       1,482
 Distribution to former shareholders of pooled entity                    -           -        (455)
 Dividends paid                                                     (7,839)     (7,929)     (7,781)
                                                                  ---------  ----------  ----------

Net cash (used in) provided by financing activities                (77,296)    195,432      (8,371)
                                                                  ---------  ----------  ----------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                                (2,535)        667        (337)
                                                                  ---------  ----------  ----------

Net (decrease) increase in cash and cash equivalents               (25,751)     19,868      (4,945)

Cash and cash equivalents at beginning of year                     137,414     117,546     122,491
                                                                  ---------  ----------  ----------

Cash and cash equivalents at end of year                          $111,663   $ 137,414   $ 117,546
                                                                  =========  ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                     CLAIRE'S  STORES,  INC.  AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations  -  Claire's  Stores,  Inc.,  a  Florida Corporation, and
----------------------
subsidiaries (collectively the "Company"), is a leading retailer of popular priced fashion accessories and apparel targeted towards pre-teens and teenagers. The Company operates stores throughout the United States, Canada, the Caribbean, United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan.

Reincorporation- In June 2000, Claire's Stores, Inc. completed its reincorporation from the State of Delaware to the State of Florida through a merger transaction. In accordance with generally accepted accounting principles, the merger and resulting reincorporation have been accounted for as a reorganization of entities under common control at historical cost in a manner similar to a pooling of interests. Under this accounting method, the assets and liabilities of the combined entities have been carried forward at their recorded historical book values.

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

Fiscal  Year - The Company's fiscal year ends on the Saturday closest to January
------------
31. Fiscal year 2001 consisted of 53 weeks, while Fiscal years 2000 and 1999 each consisted of 52 weeks.

Cash  and  Cash  Equivalents  -  The  Company  considers  all highly liquid debt
----------------------------
instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term  Investments  -  These  investments  consist  of  highly  liquid debt
-----------------------
instruments purchased with a maturity greater than three months but less than one year and equity securities. The Company typically classified its debt and equity securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.
Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

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

Goodwill  - Goodwill represents the excess of purchase price over the fair value
--------
of net assets acquired. It is amortized on a straight-line basis over the expected periods to be benefited, generally twenty-five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization was $10,449,000 and $1,655,000 at February 3, 2001 and January 29, 2000, respectively.

Net  Income  Per  Share  -  Basic  net income per share is based on the weighted
-----------------------
average number of shares of Class A Common Stock and Common Stock outstanding during the period (49,931,000 shares in Fiscal 2001, 50,985,000 shares in Fiscal 2000 and 50,649,000 shares in Fiscal 1999). Diluted net income per share includes the dilutive effect of stock options (50,101,000 shares in Fiscal 2001, 51,334,000 shares in Fiscal 2000 and 51,108,000 shares in Fiscal 1999). Options to purchase 560,500, 210,000 and 161,000 shares of common stock, at prices ranging from $20.38 to $30.25 per share, $25.00 to $30.25 per share and $19.73 to $22.88 per share, respectively, were outstanding for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal year.

Income  Taxes  -  The  Company accounts for income taxes under the provisions of
-------------
Statement of Financial Accounting Standards ("SFAS") No. 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, SFAS No. 109 requires the adjustment of previously deferred income taxes for changes in tax rates under the liability method.

Foreign  Currency  Translation  -  The  financial  statements  of  the Company's
------------------------------
foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Resulting translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

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

In December 1999, the Company began implementation of a reorganization plan to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded an $8.7 million ($5.5 million after tax) non-cash charge to write off the assets whose carrying value had been impaired.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We believe the impact that SFAS No. 133 will not have a material effect on our Consolidated Financial Statements.

In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees." The provisions of FIN No. 44 are effective July 1, 2000. The adoption of FIN No. 44 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2.  ACQUISITIONS

In February 2000, the Company completed its acquisition of Cleopatre, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million. Excess purchase price over fair market value of the underlying assets, primarily fixed assets, rent deposits and inventory, was allocated to goodwill, which is being amortized over twenty- five years. The Company's results of operations include Cleopatre's from February 28, 2000 through February 3, 2001. Operating results on a pro forma basis, including Cleopatre as if the purchase had occurred at the beginning of the periods presented, are not disclosed due to immateriality.

In February 1999, the Company paid $18,000,000 to the former owner of a foreign subsidiary for the purchase of his minority interest and recorded this amount as goodwill.

In December 1999, the Company completed the acquisition of Afterthoughts, a 768 store fashion accessory chain operated as a division of Venator Group, Inc. ("Venator"). The transaction was accounted for as a purchase. The purchase price was $250 million, $200 million of which was financed through a credit facility. Excess purchase price over fair market value of the underlying assets, primarily fixed assets and inventory, was allocated primarily to goodwill and trademarks, which are being amortized over twenty-five years. The Company's results of operations include Afterthoughts from December 1, 1999 through January 29, 2000.

The following table presents the fair value of assets acquired and the net cash paid for the acquisition of Afterthoughts (in thousands):

Fair value of assets acquired        $ 69,400
Allocated value of intangibles        180,600
                                     ---------
Cash paid for acquisition             250,000
Cash acquired in acquisition             (189)
                                     ---------

Total cash paid in acquisition, net  $249,811
                                     =========

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

                                        THREE MONTHS    FISCAL YEAR
                                           ENDED          ENDED
                                        MAY 2, 1998   JAN. 30, 1999
                                        ------------  --------------
Net sales:
Claire's Stores, Inc. and subsidiaries  $    123,775  $      500,152
Lux Corporation                                9,187          36,602
                                        ------------  --------------
Combined                                $    132,962  $      536,754
                                        ============  ==============


Net income:
Claire's Stores, Inc. and subsidiaries  $      9,584  $       58,189
Lux Corporation                                  357           1,406
                                        ------------  --------------
Combined                                $      9,941  $       59,595
                                        ============  ==============

In November 1998, the Company completed its acquisition of Bijoux One Trading AG ("Bijoux"), a privately held 53-store fashion accessory chain. Bijoux, headquartered in Zurich, Switzerland, became a wholly-owned subsidiary of the Company. The transaction has been accounted for as a purchase and, accordingly, Bijoux's operations have been consolidated with the Company as of November 1, 1998. The $9.4 million purchase price was comprised of cash and the issuance of 100,000 shares of the Company's stock, valued at $1.9 million. Excess purchase price over fair market value of the underlying assets was allocated to goodwill, which is being amortized over twenty-five years. Operating results on a pro forma basis, including Bijoux as if the purchase had occurred at the beginning of the periods presented, are not disclosed due to immateriality.

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

                                           FISCAL YEAR ENDED
                                       ------------------------
                                          2000          1999
                                       ----------    ----------
                                  (In thousands, except for share data)
Net Sales                              $1,009,554    $  856,442
Income before taxes                       127,362        91,544
Net income                                 80,658        57,836
Earnings per common share, basic             1.58          1.14
Earnings per common share, diluted           1.57          1.13

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

5.  CREDIT  FACILITIES

In connection with the acquisition of Afterthoughts, the Company entered into a $215 million senior credit facility (the "Credit Facility") pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan, the first installment of which was made on December 31, 2000 with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest at 100 basis points margin over the London Interbank Borrowing Rate plus a 25 basis point unused line of credit fee. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. At February 3, 2001, $180 million was outstanding under this facility, bearing interest at 7.5%.

The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants require maintenance of a specified current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at February 3, 2001.

The Company's non-U.S. subsidiaries have credit facilities totaling approximately $2.6 million with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 3, 2001, the borrowings totaled $2,637,000, bearing interest at rates at approximately 5.5%.

The scheduled maturity of the Company's credit facilities are as follows (in thousands):

FISCAL YEAR:

2002          $ 30,000
2003            40,000
2004            40,000
2005            73,000
              --------
              $183,000
              ========

6.  COMMITMENTS

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2025 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended February 3, 2001 was as follows:

                                     2001      2000      1999
                                   --------  --------  --------
(In thousands)
Minimum rentals                    $132,831  $ 97,646  $ 75,749
Rentals based on net sales            2,245     2,406     1,975
Other rental expense - equipment     23,733    18,302    13,565
                                   --------  --------  --------
Total rental expense               $158,809  $118,354  $ 91,289
                                   ========  ========  ========

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2002        $142,145
2003         129,821
2004         118,815
2005         105,229
2006          91,400
Thereafter   325,944
            --------
            $913,354
            ========

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

In April 2000, the Company's Board of Directors approved a $50 million stock repurchase program. In connection with this program, the Company repurchased 2,546,200 shares at a cost of approximately $50 million. In December 2000, the Company retired these shares.

8.  STOCK  OPTIONS

In August 1996, the Board of Directors of the Company adopted, and on June 16, 1997 the Company's stockholders approved, the Claire's Stores, Inc. 1996 Stock Option Plan and, then on June 8, 2000, the first amendment thereto (as amended, the "1996 Plan"). The 1996 Plan replaced the Company's 1991 Stock Option Plan (the "1991 Plan"), which had replaced the Company's 1982 Incentive Stock Option Plan (the "1982 Plan") and the Company's 1985 Non-Qualified Stock Option Plan (the "1985 Plan"), although options granted under the 1991 Plan remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 4,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 500,000, and no stock option may be exercised less than one year after the date granted. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

Options to purchase an additional 927,599 shares were outstanding, but not yet exercisable, at February 3, 2001 under the 1991 Plan and the1996 Plan. There were 3,893,673 shares of Common stock available for future option grants under the 1996 Plan at February 3, 2001 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company's stock option plans is presented below:

                                              FISCAL 2001              FISCAL 2000              FISCAL 1999
                                         -----------------------  -----------------------  -----------------------
                                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                            NUMBER      AVERAGE      NUMBER      AVERAGE      NUMBER      AVERAGE
                                              OF       EXERCISE        OF       EXERCISE        OF       EXERCISE
                                            SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                         ------------  ---------  ------------  ---------  ------------  ---------
Outstanding at beginning of period         1,191,824   $   18.21    1,222,291   $   13.66    1,466,144   $   10.81
Options granted                              605,000   $   17.82      536,000   $   25.08      455,000   $   19.27
Options exercised                            (80,310)  $    5.95     (296,100)  $    8.28     (331,313)  $    6.02
Options canceled                            (356,250)  $   16.39     (270,367)  $   22.83     (367,540)  $   16.37
                                         ------------  ---------  ------------  ---------  ------------  ---------
Outstanding at end of period               1,360,264   $   19.24    1,191,824   $   18.21    1,222,291   $   13.66
                                         ============  =========  ============  =========  ============  =========


Exercisable at end of period                 432,665   $   17.54      348,772   $   14.81      484,987   $   10.69
                                         ============  =========  ============  =========  ============  =========

Weighted average fair value of options
granted during the period (see below)                  $   11.06                $   24.92                $   19.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                2001                  2000                  1999
                                               ------                ------                ------
Expected dividend yield                         0.65%                 0.64%                 0.72%
Expected stock price volatility                50.00%                37.65%                36.62%
Risk-Free interest rate                         6.14%                 6.00%                 5.50%
Expected life of options            4.5 and 9.5 years     4.5 and 9.5 years     4.5 and 9.5 years

The following table summarizes information about stock options outstanding at February 3, 2001:

                                    OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                           ------------------------------------  --------------------
                                          WEIGHTED
                                          AVERAGE     WEIGHTED              WEIGHTED
                            NUMBER OF    REMAINING     AVERAGE    NUMBER     AVERAGE
                             SHARES     CONTRACTUAL   EXERCISE      OF      EXERCISE
Range of Exercise Prices   OUTSTANDING     LIFE         PRICE     SHARES      PRICE
                           -----------  -----------  ----------  --------  ----------
5.11 to $17.75                249,764          5.7   $   11.65    90,510   $   10.60
17.81 to $17.81               300,000          9.0   $   17.81         0   $    0.00
17.92 to $19.73               272,500          5.0   $   18.09   266,250   $   18.08
20.37 to $21.56               315,000          8.0   $   20.81    46,589   $   21.17
21.75 to $30.25               223,000          7.6   $   28.82    29,316   $   28.33
                           -----------  -----------  ----------  --------  ----------
5.11 to $30.25              1,360,264          7.2   $   19.24   432,665   $   17.54
                           ===========  ===========  ==========  ========  ==========

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

                                                FISCAL YEAR ENDED
                                            -------------------------
                                             2001     2000     1999
                                            -------  -------  -------
Net income - as reported                    $64,975  $87,935  $62,280
Net income - pro forma                       63,847   87,217   61,971
Basic net income per share - as reported       1.30     1.72     1.23
Basic net income per share - proforma          1.28     1.71     1.22
Diluted net income per share - as reported     1.30     1.71     1.22
Diluted net income per share - pro forma       1.27     1.70     1.21

9.  EMPLOYEE  BENEFIT  PLANS

Profit  Sharing  Plan
---------------------

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 2001, Fiscal 2000 and Fiscal 1999, the cost of Company matching contributions was $439,000, $435,000 and $378,000, respectively.

Prior to the Lux merger (see Note 2), Lux had a profit sharing plan covering all employees over 21 years old with over one year of service. Lux's contributions to the plan were discretionary. The Company discontinued this plan during Fiscal 2000.

Deferred  Compensation  Plans
-----------------------------

In August 1999, the Company adopted a deferred compensation plan that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants' cash compensation based on the participants' number of years of service. All contributions are immediately vested. The Company's obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan are included in cash and cash equivalents on the Company's balance sheet and totaled $682,000 and $249,000 at February 3, 2001 and January 29, 2000 respectively. The obligations under the plan are included in accrued expenses. Total Company contributions were $154,000 and $61,000 in fiscal 2001 and 2000, respectively.

Incentive  Compensation  Plan
-----------------------------

In Fiscal 2001, the Company adopted, which was also approved by the Company's shareholders, an incentive compensation plan for the Chairman of the Board. Under this plan, a percentage equal to twice the percentage increase in the consolidated pretax income of the Company over the prior fiscal year, will be applied against the Chairman of the Board's base salary in determining the amount of incentive compensation earned. No amounts were paid or accrued during Fiscal 2001 by the Company pursuant to this plan.

10.  INCOME  TAXES

Income  before  income  taxes  from  continuing  operations  is  as  follows:

                      FISCAL YEAR ENDED
                ----------------------------
                  2001      2000      1999
                --------  --------  --------
                       (In thousands)
Domestic        $ 73,335  $114,962  $ 92,461
Foreign           26,913    23,833    21,275
                --------  --------  --------
                $100,248  $138,795  $113,736
                ========  ========  ========

The  components  of  income  tax  expense  (benefit)  consist  of the following:

                                                             FISCAL YEAR ENDED
                                                      -------------------------------
                                                      FEB. 3,   JAN. 29,    JAN. 30,
                                                        2001      2000        1999
                                                      --------  ---------  ----------
                                                              (In thousands)
Federal:
    Current                                           $ 18,968  $  36,507  $  32,095
    Deferred                                             7,293        631     (1,266)
                                                      --------  ---------  ----------
                                                        26,261     37,138     30,829
                                                      --------  ---------  ----------
State:
    Current                                              2,556      5,149      4,473
    Deferred                                               756         73       (218)
                                                      --------  ---------  ----------
                                                         3,312      5,222      4,255
                                                      --------  ---------  ----------

Foreign:
    Current                                              5,700      8,500      7,000
                                                      --------  ---------  ----------

Total income tax expense from continuing operations     35,273     50,860     42,084
Tax benefit of discontinued operations                       -          -     (5,531)
                                                      --------  ---------  ----------
Total income tax expense                              $ 35,273  $  50,860  $  36,553
                                                      ========  =========  ==========

The approximate tax effect on each type of significant components of the Company's net deferred tax asset are as follows:

                                     FISCAL YEAR ENDED
                                   ---------------------
                                    FEB. 3,    JAN. 29,
                                     2001        2000
                                   ---------  ----------
                                     (In thousands)
Deferred tax assets:
    Depreciation                   $    723   $   4,888
    Accrued expenses                    729       2,815
    Deferred rent                       955       2,690
    Inventory reserves                    5          68
    Other                                 -         242
Net operating loss carryforwards      1,565           -
                                   ---------  ----------
Total gross deferred tax assets       3,977      10,703

Valuation allowance                  (1,565)          -
                                   ---------  ----------
Total deferred tax assets, net        2,412      10,703
                                   ---------  ----------

Deferred tax liabilities:
    Operating leases                   (506)       (906)
    Other                              (158)          -
                                   ---------  ----------
Total deferred tax liabilities         (664)       (906)
                                   ---------  ----------

Net deferred tax asset             $  1,748   $   9,797
                                   =========  ==========

The provision for income taxes from continuing operations differs from an amount computed at the statutory rates as follows:

                                                          FEB. 3,   JAN. 29,   JAN. 30,
                                                            2001      2000       1999
                                                          --------  ---------  ---------
U.S. income taxes at statutory rates                           35%        35%        35%
Foreign income tax benefit at less than domestic rate          (3)        (1)        (1)
State and local income taxes, net of federal tax benefit        3          3          3
                                                          --------  ---------  ---------
                                                               35%        37%        37%
                                                          ========  =========  =========

The Company believes that the realization of the net deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods. As of February 3, 2001, there are accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $7.6 million would be due upon repatriation.

As of February 3, 2001, foreign subsidiaries of the Company had available net operating loss (NOL) carryforwards of approximately $4.6 million for income tax purposes, of which, $2.2 million has an indefinite expiration. The remaining $2.4 million expires between the years 2001 and 2004. Generally, a valuation allowance has been established for these carryforwards because the ability to utilize them is uncertain.

11.  STATEMENTS  OF  CASH  FLOWS

Payments of income taxes were $42,060,000 in Fiscal 2001, $46,987,000 in Fiscal 2000 and $33,299,000 in Fiscal 1999. Payments of interest were $12,918,000 in Fiscal 2001, $1,496,000 in Fiscal 2000 and $67,000 in Fiscal 1999.

12.  RELATED  PARTY  TRANSACTIONS

The Company leases from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet of office space in a building where it maintains its executive and accounting and finance offices. The lease for this space expires on July 31, 2005 and may be extended at the option of the Company for an additional five-year term. Rowland Schaefer & Associates is a general partnership of two corporate general partnerships which are owned by immediate family members of the Chairman of the Board and President of the Company, two of whom are Co-Vice Chairmen of the Company. The lease provides for the payment by the Company of annual base rent of approximately $574,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. The Company believes that the terms of the lease are no less favorable to the Company than those which could have been obtained from an unrelated third party.

13.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                FISCAL YEAR ENDED FEBRUARY 3, 2001
                                         --------------------------------------------------
                                          1ST QTR   2ND QTR   3RD QTR   4TH QTR     YEAR
                                         --------  --------  --------  --------  ----------
                                             (In thousands except per share amounts)

Net sales                                $232,000  $251,982  $247,536  $328,898  $1,060,417
Gross profit                              103,604   126,931   120,031   161,593     512,161
Net income                                  3,993    17,112    13,844    30,025      64,975

Basic net income per share               $   0.08  $   0.34  $   0.28  $   0.62  $     1.30

Diluted net income per share             $   0.08  $   0.34  $   0.28  $   0.61  $     1.30



                                                FISCAL YEAR ENDED JANUARY 29, 2000
                                         --------------------------------------------------
                                          1ST QTR   2ND QTR   3RD QTR   4TH QTR  YEAR
                                         --------  --------  --------  --------  ----------
                                             (In thousands except per share amounts)

Net sales                                $170,663  $186,090  $182,750  $307,395  $  846,898
Gross profit                               85,670    94,487    90,092   166,797     437,046
Net income                                 13,800    20,320    12,726    41,089      87,935

Basic net income per share               $   0.27  $   0.40  $   0.25  $   0.80  $     1.72

Diluted net income per share             $   0.27  $   0.40  $   0.25  $   0.80  $     1.71

14.  SEGMENT  REPORTING

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has three reportable segments: North American Accessory, International Accessory and the Apparel Stores.

Information about the Company's operations by segment is as follows (in thousands):

                                                               FISCAL YEAR ENDED
                                                       --------------- -----------------
                                                          2001        2000       1999
                                                       -----------  ---------  ---------
Net sales:
       North American Accessory                        $  764,154   $625,652   $523,370
       International Accessory                            182,561    139,196     82,414
       Apparel Stores                                     113,702     82,050     56,072
                                                       -----------  ---------  ---------

Total net sales                                        $1,060,417   $846,898   $661,856
                                                       ===========  =========  =========


Operating income (loss):
       North American Accessory                        $  123,065   $143,502   $109,873
       International Accessory                             32,662     31,182     17,610
       Apparel Stores                                      (1,403)    (5,746)     6,675
                                                       -----------  ---------  ---------

Total operating income                                 $  154,324   $168,938   $134,158
                                                       ===========  =========  =========


Depreciation and amortization:
       North American Accessory                        $   34,039   $ 22,442   $ 18,245
       International Accessory                              8,000      4,658      2,409
       Apparel Stores                                       2,110      1,741      1,224
                                                       -----------  ---------  ---------

Total depreciation and amortization                    $   44,149   $ 28,841   $ 21,878
                                                       ===========  =========  =========


Interest expense (income), net:
       North American Accessory                        $   11,254   $ (2,398)  $ (5,960)
       International Accessory                             (1,330)    (1,075)      (317)
       Apparel Stores                                           3          4         21
                                                       -----------  ---------  ---------

Total interest expense (income), net                   $    9,927   $ (3,469)  $ (6,256)
                                                       ===========  =========  =========


Loss (gain) on investments                                      -   $ (3,929)  $  4,800
                                                       ===========  =========  =========


Impairment of long-lived assets                                 -   $  8,700   $      -
                                                       ===========  =========  =========


Income from continuing operations before income taxes  $  100,248   $138,795   $113,736
                                                       ===========  =========  =========


Identifiable assets:
       North American Accessory                        $  225,372   $442,234   $187,226
       International Accessory                            128,934     93,057     49,746
       Apparel Stores                                      34,840     28,540     18,197
       Corporate                                          279,388    138,268    139,103
                                                       -----------  ---------  ---------

Total assets                                           $  668,534   $702,099   $394,272
                                                       ===========  =========  =========


Capital expenditures:
       North American Accessory                        $   25,004   $ 25,025   $ 30,597
       International Accessory                             18,401     17,324     10,405
       Apparel Stores                                       2,054      6,517      4,209
                                                       -----------  ---------  ---------

Total capital expenditures                             $   45,459   $ 48,866   $ 45,211
                                                       ===========  =========  =========

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. Operating income represents gross profit less selling, general and administrative costs. Approximately 14%, 14% and 12% of the Company's net sales were in the United Kingdom for Fiscal Years' 2001, 2000 and 1999, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART  III

ITEMS 10,11,12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

                                 PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  List  of  documents  filed  as  part  of  this  report.
                                                                       Page  No.
                                                                       ---------
     1. FINANCIAL  STATEMENTS

        Independent  Auditors'  Report                                        17
        Consolidated  Balance  Sheets  as  of  February  3,  2001  and
          January  29,  2000                                                  18
        Consolidated  Statements  of  Income  and  Comprehensive  Income
          for  the  three  fiscal  years  ended  February  3,  2001           19
        Consolidated  Statements  of  Changes  in  Stockholders'
          Equity for the three fiscal years ended February 3, 2001 20 Consolidated Statements of Cash Flows
          for  the  three  fiscal  years  ended  February  3,  2001           21
        Notes  to  Consolidated  Financial  Statements                        22

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

     (2)(d) Agreement and Plan of Merger, dated as of April 28, 2000, by and between Claire's Stores, Inc. and CSI Florida Acquisition, Inc.
          (incorporated  by  reference  to  Appendix  A  to  the Company's Proxy
          Statement  relating  to  the  2000  Annual  Meeting  of Stockholders).

     (3)(a) Amended and Restated Articles of Incorporation of Claire's Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 30, 2000).

     (3)(b) Bylaws of Claire's Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 30, 2000).

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

     (10)(f) 1991 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1991 Annual Meeting of Stockholders).

     (10)(g) 1996 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders).

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

     (10)(n) Consent and Waiver, dated as of June 13, 2000, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000).

     (10)(o) First Amendment to 1996 Stock Option Plan of the Company (incorporated by reference to Appendix D of the Company's Proxy
          Statement  relating  to  the  2000  Annual  Meeting  of Stockholders).

     (10)(p) 2000 Incentive Compensation Plan for the Chairman of the Board of the Company (incorporated by reference to Appendix E of the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

     (21) Subsidiaries  of  the  Company.

     (24) Power  of  Attorney  (included  on  signature  page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(d),
(10)(e),  (10)(f),  10(g),  10(h),  (10)(o)  and  (10)(p).

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     CLAIRE'S  STORES,  INC.


                                                     By  /S/RowlandSchaefer
                                                         ------------------
                                                     Rowland  Schaefer
                                                     Chief  Executive  Officer,
                                                     President  and  Chairman
                                                     of  the Board of Directors

April  27,  2001

                                POWER OF ATTORNEY

     We, the undersigned, hereby constitute Ira D. Kaplan and Michael Rabinovitch, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2001.


/S/ Rowland Schaefer          Chief Executive Officer, President and Chairman of
-------------------------     the  Board  of  Directors
Rowland Schaefer              (Principal  Executive  Officer)


/S/  Marla  Schaefer          Vice  Chairman  of  the  Board  of  Directors
-------------------------
Marla  Schaefer


/S/  Eileen  B.  Schaefer     Vice  Chairman  of  the  Board  of  Directors
-------------------------
Eileen  B.  Schaefer


/S/  Ira  D.  Kaplan          Senior Vice President, Chief Financial Officer and
-------------------------     Director
Ira  D.  Kaplan               (Principal  Financial  and  Accounting  Officer)


/S/  Irwin  Kellner           Director
-------------------------
Irwin  Kellner


/S/  Bruce  G.  Miller        Director
-------------------------
Bruce  G.  Miller


/S/  Steven  Tishman          Director
-------------------------
Steven  Tishman