Form 10-Q
period 2001-05-05
CLAIRES STORES INC
filed 2001-06-18
CIK 34115

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)
          ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For  the  Quarterly  Period  Ended     May  5,  2001
                                   ------------------------------------
     OR

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
For  the  transition  period from             to
                                   ------------------------------------

Commission  file  number                1-8899
                        ------------      ----------------------------

                              CLAIRE'S STORES, INC.
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                  59-0940416
----------------------------------------------------------------------
(State  or  other  jurisdiction  of             (I.R.S.  Employer
incorporation  or  organization)               Identification  No.)

3  S.W.  129th  Avenue     Pembroke  Pines,  Florida       33027
----------------------------------------------------------------------
(Address  of  principal  executive  offices)             (Zip  Code)

                                  (954) 433-3900
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)
----------------------------------------------------------------------


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

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of June 2, 2001 was 45,942,751 and 2,837,716, respectively, excluding treasury shares.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX


                                                               PAGE NO.
                                                               --------

PART I.   FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at May 5, 2001 and
     February 3, 2001.                                                3

Condensed Consolidated Statements of Income and Comprehensive
     Income for the Three Months Ended May 5, 2001 and
     April 29, 2000.                                                  4

Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended May 5, 2001 and April 29, 2000.                     5

Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                 7

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           8

                         PART I.  FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          MAY 5,     FEB. 3,
                                                           2001        2001
                                                        ----------  ----------
                                                            (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                              $  98,668   $ 111,663
 Inventories                                              121,072     112,104
 Prepaid expenses and other current assets                 47,048      36,012
                                                        ----------  ----------
      Total current assets                                266,788     259,779
                                                        ----------  ----------

Property and equipment:
 Land and building                                         17,766      17,765
 Furniture, fixtures and equipment                        184,446     180,147
 Leasehold improvements                                   133,785     133,522
                                                        ----------  ----------
                                                          335,997     331,434
 Less accumulated depreciation and amortization          (166,999)   (160,317)
                                                        ----------  ----------
                                                          168,998     171,117
                                                        ----------  ----------

 Goodwill, net                                            200,350     204,269
 Other assets                                              32,620      33,369
                                                        ----------  ----------

                                                        $ 668,756   $ 668,534
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                      $  32,090   $  31,263
 Trade accounts payable                                    36,327      30,848
 Income taxes payable                                       1,747       2,313
 Dividends payable                                              -       1,916
 Accrued expenses                                          30,017      33,757
                                                        ----------  ----------
      Total current liabilities                           100,181     100,097
                                                        ----------  ----------

Long term liabilities:
 Long term debt                                           149,437     151,374
 Deferred credits                                          17,723      17,363
                                                        ----------  ----------
                                                          167,160     168,737
                                                        ----------  ----------
Stockholders' equity:
 Preferred stock par value $1.00 per share; authorized
  1,000,000 shares, issued and outstanding 0 shares             -           -
 Class A common stock par value $.05 per share;
  authorized 20,000,000 shares, issued 2,843,393
  shares and 2,846,354 shares                                 142         142
 Common stock par value $.05 per share; authorized
  150,000,000 shares, issued 45,937,074 shares and
  45,930,363 shares                                         2,297       2,297
 Additional paid-in capital                                29,870      29,825
 Accumulated other comprehensive income                   (13,299)     (7,221)
 Retained earnings                                        382,857     375,109
                                                        ----------  ----------
                                                          401,867     400,152
 Treasury stock, at cost, (109,882 shares)                   (452)       (452)
                                                        ----------  ----------
                                                          401,415     399,700
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 668,756   $ 668,534
                                                        ==========  ==========

See accompanying notes to condensed financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                 THREE MONTHS ENDED
                                               ---------------------

                                                 MAY 5,    APR. 29,
                                                 2001        2000
                                               ---------  ----------
                                                   (In thousands)
Net sales                                      $235,276   $ 232,000
Cost of sales, occupancy and buying expenses    124,214     128,396
                                               ---------  ----------
Gross profit                                    111,062     103,604
                                               ---------  ----------

Other expenses:
 Selling, general and administrative             85,884      84,791
 Depreciation and amortization                   11,049      10,543
 Interest expense, net                            2,194       1,940
                                               ---------  ----------
                                                 99,127      97,274

 Income before income taxes                      11,935       6,330

Income taxes                                      4,187       2,337
                                               ---------  ----------

 Net income                                       7,748       3,993
                                               ---------  ----------

Other comprehensive income:
 Foreign currency translation adjustments        (6,078)     (3,429)
                                               ---------  ----------
   Comprehensive income                        $  1,670   $     564
                                               =========  ==========

Net income per share:
 Basic                                         $   0.16   $    0.08
                                               =========  ==========

 Diluted                                       $   0.16   $    0.08
                                               =========  ==========

Average common shares outstanding - Basic        48,669      51,139
                                               =========  ==========

Average common shares outstanding - Diluted      48,753      51,325
                                               =========  ==========

See  accompanying  notes  to  condensed  financial  statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                           --------------------

                                                            MAY 5,     APR. 29
                                                             2001       2000
                                                           ---------  ---------
                                                              (In thousands)
Cash flows from operating activities:
 Net income                                                $  7,748   $  3,993
 Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization                              11,049     10,543
  Loss on retirement of property and equipment                  270        372
 Increase in -
  Inventories                                                (9,049)    (3,109)
  Prepaid expenses and other assets                         (11,011)    (6,883)
 Increase (decrease) in -
  Trade accounts payable                                      5,584      7,262
  Income taxes payable                                         (566)   (11,875)
  Accrued expenses                                           (3,601)      (457)
  Deferred credits                                              360        312
                                                           ---------  ---------

Net cash provided by operating activities                       784        158
                                                           ---------  ---------

Cash flows from investing activities:
 Acquisition of property and equipment                       (7,667)    (9,022)
 Acquisition of business, net of cash acquired                    -     (9,548)
 Purchase of short-term investments                               -     (2,517)
                                                           ---------  ---------

Net cash used in investing activities                        (7,667)   (21,087)

Cash flows from financing activities:
 Principal payments on debt                                    (610)      (927)
 Proceeds from stock options exercised                           46         49
 Dividends paid                                              (1,892)    (1,990)
                                                           ---------  ---------

Net cash used in financing activities                        (2,456)    (2,868)

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                         (3,656)    (3,429)
                                                           ---------  ---------

Net decrease in cash and cash equivalents                   (12,995)   (27,226)

Cash and cash equivalents at beginning of period            111,663    137,414
                                                           ---------  ---------

Cash and cash equivalents at end of period                 $ 98,668   $110,188
                                                           =========  =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                      CLAIRE'S STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of the Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis.

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented while diluted net income per share includes the dilutive effect of stock options. Options to purchase 1,078,906 and 570,500 shares of common stock, at prices ranging from $17.75 to $30.25 per share and from $18.63 to $30.25 per share, respectively, were outstanding for the quarters ended May 5, 2001 and April 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING  STATEMENTS
---------------------------

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the risk factors contained in the Company's Annual Report on Form 10-K for the year ended February 3, 2001, and those risk factors are hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to net sales of the
Company:

                                              THREE MONTHS ENDED
                                              ------------------

                                              MAY 5,   APR. 29,
                                               2001      2000
                                              -------  ---------
Net sales                                      100.0%     100.0%
 Cost of sales, occupancy and buying expenses   52.8%      55.3%
                                              -------  ---------
 Gross Profit                                   47.2%      44.7%
                                              -------  ---------

Other expenses:
 Selling, general and administrative            36.5%      36.5%
 Depreciation and amortization                   4.7%       4.5%
 Interest expense, net                           0.9%       0.8%
                                              -------  ---------
                                                42.1%      41.8%
                                              -------  ---------
  Income before income taxes                     5.1%       2.7%

Income taxes                                     1.8%       1.0%
                                              -------  ---------
 Net income                                      3.3%       1.7%
                                              =======  =========



RESULTS  OF  OPERATIONS

Net sales for the three months ended May 5, 2001 increased approximately 1% over the comparable period ended April 29, 2000. The increase for the period resulted primarily from an increase in average sales per store, offset by a decrease in the average number of stores operating during the comparable period. The increase in average sales per store is primarily the result of the Company's closure of lower-performing stores in North America during fiscal 2001 and opening stores in Europe which typically generate higher sales per store.

Cost of sales, occupancy and buying expenses decreased 3% for the three months ended May 5, 2001 over the comparable period ended April 29, 2000. As a percentage of net sales, these expenses were 52.8% for the three months ended May 5, 2001 and 55.3% for the three months ended April 29, 2000. The principle reason for the improvement was due to excess inventory write-downs during the first quarter of Fiscal 2001 which resulted in the Company recognizing approximately $8 million of additional cost of sales during that period.

Selling, general and administrative expenses (S,G&A) for the three months ended May 5, 2001 was 36.5% of sales, consistent with the comparable period ended April 29, 2000. While the Company was not able to realize leverage on its fixed corporate expenses due to the flat same-store sales reported in the quarter ended May 5, 2001, management took steps to control those expenses which could be managed to correspond with customer traffic within stores.

Depreciation and amortization as a percentage of sales were approximately 4.7% for the three months ended May 5, 2001 as compared to 4.5% for the three months ended April 29, 2000. The increase as a percentage of sales was primarily a result of opening new stores during the past twelve months without a significant increase in overall revenues. Store closings did not significantly affect depreciation as many of these stores were closed at the end of the term of their leases when most store assets have already been fully depreciated in prior periods.

Interest expense, net was $2,194,000 for the three month period ended May 5, 2001 compared to $1,940,000 for the comparable period ended April 29, 2000. This change was primarily due to lower interest rates charged on the Company's debt and lower invested cash balances which produced lower interest income than the comparable period.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest at 100 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. The Company had $180 million outstanding on this facility at May 5, 2001. The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company was in compliance with these covenants at May 5, 2001.

Company operations have historically provided a strong, positive cash flow which, together with the Company's cash balances, provides adequate liquidity to meet the Company's operational needs and debt obligations. Cash and cash equivalents totaled $98,668,000 at May 5, 2001.

Net cash provided by operating activities amounted to $784,000 in the first quarter of Fiscal 2002 compared to $158,000 in the first quarter of Fiscal 2001. The primary source of net cash provided by operating activities was net income of $7.7 million, adjusted for non-cash items.

Net cash used in investing activities of $7.7 million in the first quarter of Fiscal 2002 was used for capital expenditures, primarily opening and remodeling stores.

Net cash used in financing activities of $2.5 million in the first quarter of Fiscal 2002 was used primarily to pay the Company's dividends.

Inventory at May 5, 2001, increased 8% compared to the inventory balance at the end of the Company's February 3, 2001-fiscal year. The Company has since determined that certain segments of the merchandise purchased for the Afterthoughts division was not accepted by our customer. As a result, the Company expects to mark down such merchandise during the second quarter which will reduce inventory levels and gross margins, and therefore, forecasted earnings.

For the three months ended May 5, 2001, the Company opened 37 stores and closed 41 stores ending the quarter with 3,021 stores. In addition, the Company remodeled 26 stores.


                           PART II. OTHER INFORMATION

ITEM  SIX.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             None

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



                                            CLAIRE'S  STORES,  INC.
                                            -----------------------
                                            (Registrant)




Date:  June  18,  2001                      /s/  Ira  D. Kaplan
                                            --------------------
                                            Ira D. Kaplan
                                            Senior  Vice  President  and Chief
                                            Financial  Officer

                                            (Mr.  Kaplan  is  the Senior Vice
                                            President and Chief Financial
                                            Officer and has been duly authorized
                                            to sign on  behalf  of  the
                                            registrant)