Form 10-Q
period 2001-08-04
CLAIRES STORES INC
filed 2001-09-14
CIK 34115

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark  One)
     ( X )     Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
                            Securities Exchange Act of 1934

For  the  Quarterly  Period  Ended     August  4,  2001
                                       ----------------
                                           OR

     (   )     Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
                            Securities Exchange Act of 1934


For  the  transition  period  from         to
                                   --------   --------

Commission  file  number                 1-8899
                        -----------------      ------------------

                                  CLAIRE'S STORES, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

          Florida                                               59-0940416
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

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 31, 2001 was 45,945,966 and 2,834,501, respectively, excluding treasury shares.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX


                                                                  PAGE NO.
                                                                  --------

PART I.    FINANCIAL INFORMATION
--------------------------------

      ITEM 1.  FINANCIAL  STATEMENTS  (UNAUDITED)

      Condensed Consolidated Balance Sheets at August 4, 2001 and
           February 3, 2001.                                         3

      Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Three and Six
           Months Ended  August 4, 2001 and July 29, 2000.           4

       Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended August 4, 2001 and July 29, 2000.            5

       Notes to Condensed Consolidated Financial Statements          6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                         7

PART II.  OTHER INFORMATION
---------------------------

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                   10

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                   10

                         PART I.  FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          AUG. 4,     FEB. 3,
                                                           2001        2001
                                                        ----------  ----------
                                                             (In thousands)
ASSETS
Current assets:
                                                        $ 121,595   $ 111,663
Inventories                                               103,420     112,104
Prepaid expenses and other current assets                  43,842      36,012
                                                        ----------  ----------
Total current assets                                      268,857     259,779
                                                        ----------  ----------

Property and equipment:
Land and building                                          17,975      17,765
Furniture, fixtures and equipment                         192,896     180,147
Leasehold improvements                                    131,255     133,522
                                                        ----------  ----------
                                                          342,126     331,434
Less accumulated depreciation and amortization           (174,098)   (160,317)
                                                        ----------  ----------
                                                          168,028     171,117
                                                        ----------  ----------

Goodwill, net                                             198,056     204,269
Other assets                                               35,678      33,369
                                                        ----------  ----------

                                                        $ 670,619   $ 668,534
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                       $  32,914   $  31,263
Trade accounts payable                                     44,555      30,848
Income taxes payable                                            -       2,313
Dividends payable                                               -       1,916
Accrued expenses                                           30,504      33,757
                                                        ----------  ----------
Total current liabilities                                 107,973     100,097
                                                        ----------  ----------

Long term liabilities:
Long term debt                                            153,601     151,374
Deferred credits                                           16,821      17,363
                                                        ----------  ----------
                                                          170,422     168,737
                                                        ----------  ----------
Stockholders' equity:
Preferred stock par value $1.00 per share; authorized
1,000,000 shares, issued and outstanding 0 shares               -           -
Class A common stock par value $.05 per share;
authorized 20,000,000 shares, issued 2,834,595
shares and 2,846,354 shares                                   142         142
Common stock par value $.05 per share; authorized
150,000,000 shares, issued 45,945,872 shares and
45,930,363 shares                                           2,297       2,297
Additional paid-in capital                                 29,871      29,825
Accumulated other comprehensive income                    (14,696)     (7,221)
Retained earnings                                         375,062     375,109
                                                        ----------  ----------
                                                          392,676     400,152
Treasury stock, at cost (109,882 shares)                     (452)       (452)
                                                        ----------  ----------
                                                          392,224     399,700
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 670,619   $ 668,534
                                                        ==========  ==========

See  accompanying  notes  to  condensed  consolidated financial statements.

                        CLAIRE'S STORES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                  (Unaudited)

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                               --------------------  ---------------------
                                                 AUG. 4,   JULY 29,   AUG. 4,    JULY 29,
                                                  2001      2000       2001        2000
                                               ---------  ---------  ---------  ---------
                                                             (In thousands)
Net sales                                      $243,987   $251,982   $479,263   $483,982
Cost of sales, occupancy and buying expenses    150,209    125,051    274,423    253,446
                                               ---------  ---------  ---------  ---------
Gross profit                                     93,778    126,931    204,840    230,536
                                               ---------  ---------  ---------  ---------

Other expenses:
  Selling, general and administrative            89,861     86,920    175,745    171,711
  Depreciation and amortization                  11,111     11,164     22,160     21,706
  Interest expense, net                           1,925      2,401      4,119      4,343
                                               ---------  ---------  --------   ---------
                                                102,897    100,485    202,024    197,760

  Income (loss) before income taxes              (9,119)    26,446      2,816     32,776

Income taxes                                     (3,192)     9,334        995     11,671
                                               ---------  ---------   --------  ---------

  Net income (loss)                              (5,927)    17,112      1,821     21,105
                                               ---------  ---------  --------   ---------

Other comprehensive income (loss):
  Foreign currency translation adjustments       (1,397)    (1,340)    (7,475)    (4,997)
                                               ---------  ---------   --------  ---------
    Comprehensive income (loss)                $ (7,324)  $ 15,772   $ (5,654)  $ 16,108
                                               =========  =========  =========  =========

Net income (loss) per share:
  Basic                                        $  (0.12)  $   0.34   $   0.04   $   0.42
                                               =========  =========  =========  =========

  Diluted                                      $  (0.12)  $   0.34   $   0.04   $   0.41
                                               =========  =========  =========  =========

Average common shares outstanding - Basic        48,671     50,299     48,670     50,719
                                               =========  =========  =========  =========

Average common shares outstanding - Diluted      48,671     50,524     48,766     50,925
                                               =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             SIX MONTHS ENDED
                                                             ----------------

                                                            AUG. 4,    JULY 29,
                                                             2001        2000
                                                           ---------  ---------
                                                              (In thousands)
Cash flows from operating activities:
  Net income                                               $  1,821   $ 21,105
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                            22,160     21,706
    Loss on retirement of property and equipment                893        727
  Decrease (increase) in -
    Inventories                                               8,371     (4,848)
    Prepaid expenses and other assets                       (11,721)     2,342
  Increase (decrease) in -
    Trade accounts payable                                   13,856      2,190
    Income taxes payable                                     (2,313)   (11,926)
    Accrued expenses                                         (2,993)      (665)
    Deferred credits                                           (542)     1,223
                                                           ---------  ---------

Net cash provided by operating activities                    29,532     31,854
                                                           ---------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                     (16,981)   (20,429)
  Acquisition of business, net of cash acquired                   -     (9,548)
  Purchase of short-term investments                              -     (2,043)
                                                           ---------  ---------

Net cash used in investing activities                       (16,981)   (32,020)

Cash flows from financing activities:
  Purchase of treasury stock                                      -    (30,153)
  Principal borrowings (payments) on debt                     4,379        (97)
  Proceeds from stock options exercised                          45         75
  Dividends paid                                             (3,784)    (3,981)
                                                           ---------  ---------

Net cash provided by (used in) financing activities             640    (34,156)

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                         (3,259)    (4,997)
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents          9,932    (39,319)

Cash and cash equivalents at beginning of period            111,663    137,414
                                                           ---------  ---------

Cash and cash equivalents at end of period                 $121,595   $ 98,095
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

2. Basic net income (loss) per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented while diluted net income (loss) per share includes the dilutive effect of stock options. Options to purchase 524,870 and 538,000 shares of common stock, at prices ranging from $18.63 to $30.25 per share and from $20.38 to $30.25 per share, respectively, were outstanding for the quarters ended August 4, 2001 and July 29, 2000, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

     Options to purchase 532,120 and 554,000 shares of common stock, at prices ranging from $18.63 to $30.25 per share and from $20.38 to $30.25 were outstanding for the six months ended August 4, 2001 and July 29, 2000, respectively, but were not included in the computation of diluted earnings
     (loss) per share because the options' exercise prices were greater than the average market price of the common shares for the respective six month periods.

3. In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement
     141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
     142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective February 3, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $194 million. Amortization expense related to goodwill was $8.8 million and $4.4 million for the year ended February 3, 2001 and the six months ended August 4, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING  STATEMENTS
---------------------------

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and future financial performance. These forward-looking statements are subject to certain risks and uncertainties. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the risk factors contained in the Company's Annual Report on Form 10-K for the year ended February 3, 2001, and those risk factors are hereby incorporated by reference in this Form 10-Q. The Company does not undertake to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes to operating results over time.

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to net sales of the
Company:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------  -------------------

                                                  AUG. 4,   JULY 29,   AUG. 4,   JULY 29,
                                                   2001      2000       2001      2000
                                                 --------  ---------  --------  ---------
Net sales                                          100.0%     100.0%    100.0%     100.0%
  Cost of sales, occupancy and buying expenses      61.6%      49.6%     57.3%      52.4%
                                                 --------  ---------  --------  ---------
  Gross Profit                                      38.4%      50.4%     42.7%      47.6%
                                                 --------  ---------  --------  ---------

Other expenses:
  Selling, general and administrative               36.8%      34.5%     36.7%      35.5%
  Depreciation and amortization                      4.6%       4.4%      4.6%       4.5%
  Interest expense, net                              0.8%       1.0%      0.9%       0.9%
                                                 --------  ---------  --------  ---------
                                                    42.2%      39.9%     42.2%      40.9%
                                                 --------  ---------  --------  ---------
  Income (loss) before income taxes                 -3.7%      10.5%      0.6%       6.8%

Income taxes                                        -1.3%       3.7%      0.2%       2.4%
                                                 --------  ---------  --------  ---------
  Net income (loss)                                 -2.4%       6.8%      0.4%       4.4%
                                                 ========  =========  ========  =========

RESULTS  OF  OPERATIONS

Net sales for the three months ended August 4, 2001 decreased approximately 3% over the comparable period ended July 29, 2000. The decrease for the period resulted primarily from a 5% comparable sales per store decrease offset by higher average sales in new stores. The increase in average sales in new stores is primarily the result of the stores opened in Europe which typically generate higher average sales per store. Net sales for the six months ended August 4, 2001 decreased 1% over the comparable period ended July 29, 2000. The decrease for the period resulted primarily from a 3% comparable sales per store decrease offset by higher average sales in new stores opened during the period.

Cost of sales, occupancy and buying expenses as a percentage of net sales, were 61.6% and 49.6% for the three months ended August 4, 2001 and July 29, 2000, respectively. The principle reason for the increase was inventory markdowns during the second quarter which resulted in the Company recognizing approximately $20 million of additional cost of sales during that period. These markdowns were a direct result of the Company's aggressive inventory management initiatives taken during the second quarter in response to slow moving inventory and lower than expected sales. Lack of leverage on occupancy expenses caused by negative comparable store sales also contributed to the increase as a percentage of sales. Cost of sales, occupancy and buying expenses as a percentage of net sales were 57.3% and 52.4% for the six months ended August 4, 2001 and July 29, 2000, respectively. The inventory markdowns taken in the second quarter were the primary reason for the increase during the period.

Selling, general and administrative expenses (S,G&A) for the three and six months ended August 4, 2001 was 36.8% and 36.7% of sales as compared to 34.5% and 35.5% with the comparable periods ended July 29, 2000. This increase as a percentage of sales is primarily the result of the lack of leverage caused by decreased comparable store sales. While the Company was not able to realize leverage on its fixed corporate expenses due to the negative comparable store sales reported in the quarter ended August 4, 2001, management took steps to control those expenses which could be managed to correspond with customer traffic within stores.

Depreciation and amortization as a percentage of sales were approximately 4.6% for the three and six months ended August 4, 2001 as compared to 4.4% and 4.5% for the three and six months ended July 29, 2000, respectively. The increase as a percentage of sales was primarily a result of negative comparable store sales reported in the quarter ended August 4, 2001 and opening new stores during the past twelve months. Store closings this fiscal year did not significantly affect depreciation as many of these stores were closed at the end of the term of their leases when most store assets have already been fully depreciated in prior periods.

Interest expense, net was $1.9 million and $4.1 million for the three and six months ended August 4, 2001 as compared to $2.4 million and $4.3 million for the comparable period ended July 29, 2000. This decrease was primarily due to lower interest rates charged on the Company's debt offset by lower invested cash balances which produced lower interest income than the comparable period.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest at 100 basis points margin over the London Interbank Borrowing Rate. The margin is then adjusted periodically based on the Company's performance as it relates to certain financial measurements. The Company had $185 million outstanding on this facility at August 4, 2001. The Credit Facility contains covenants including, but not limited to, limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The Company is currently in compliance with these covenants.

Company operations have historically provided a strong, positive cash flow which, together with the Company's cash balances, provides adequate liquidity to meet the Company's operational needs and debt obligations. Cash and cash equivalents totaled $121.6 million at August 4, 2001.

Net cash provided by operating activities amounted to $29.5 million in the first six months of Fiscal 2002 compared to $31.9 million in the first six months of Fiscal 2001. The primary source of net cash provided by operating activities was net income of $1.8 million, adjusted for non-cash items.

Net cash used in investing activities of $17 million in the first six months of Fiscal 2002 was used for capital expenditures, primarily opening and remodeling stores.

Net cash provided by financing activities of $640 thousand in the first six months of Fiscal 2002 was primarily borrowings on the Company's credit facilities offset by amounts used to pay the Company's dividends.

Inventory at August 4, 2001 decreased 8% compared to the inventory balance at the end of the Company's February 3, 2001 fiscal year. This reduction is a direct result of the Company's aggressive inventory management initiatives taken during the second quarter in response to slow moving inventory and lower than expected sales.

For the six months ended August 4, 2001, the Company opened 82 stores and closed 87 stores ending the quarter with 3,020 stores. In addition, the Company remodeled 60 stores.

                           PART II.  OTHER INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 14, 2001 in New York City to act on the election of seven directors to serve, each for a one-year term.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation.

At the Annual Meeting, every holder of record of Common Stock, $.05 par value (the "Common Stock") and Class A Common Stock, $.05 par value (the "Class A Common Stock"), of the Company at the close of business on April 26, 2001 (the "Record Date") was entitled to vote, in person or by proxy, one vote for each share of Common Stock and ten votes for each share of Class A Common Stock, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 45,928,561 shares of Common Stock and 2,733,511 shares of Class A Common Stock.

The holders of record of an aggregate of 42,227,166 shares of Common Stock and an aggregate of 2,580,422 shares of Class A Common Stock were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All of the Company's nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class:

DIRECTOR NOMINEE               VOTES FOR     VOTES WITHHELD
-----------------------       ----------     --------------
Rowland Schaefer              64,462,995       3,568,391
Ira D. Kaplan                 64,470,801       3,560,595
Bruce G. Miller               67,051,801         979,585
Irwin L. Kellner, Ph.D.       66,990,728       1,040,658
Steven H. Tishman             67,017,270       1,014,116
Marla L. Schaefer             64,466,760       3,564,626
E. Bonnie Schaefer            64,468,511       3,562,875


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)     Exhibits

                 None

         (b)     Reports  on  Form  8-K

                 None

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           CLAIRE'S STORES, INC.
                                                           ---------------------
                                                           (Registrant)




Date: September 14, 2001                                   /s/ Ira D. Kaplan
                                                           ------------------
                                                           Ira D. Kaplan
                                                           Senior Vice President
                                                           and  Chief  Financial
                                                           Officer

                                                           (Mr.  Kaplan  is  the
                                                           Senior Vice President
                                                           and Chief  Financial
                                                           Officer and has been
                                                           authorized  to  sign
                                                           on  behalf  of  the
                                                           registrant)