Form 10-Q
period 2001-11-03
CLAIRES STORES INC
filed 2001-12-14
CIK 34115

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark  One)
     (  X  )     Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
                            Securities Exchange Act of 1934

For  the  Quarterly  Period  Ended                November  3,  2001
                                  ----------------------------------------------

                                       OR

     (   )       Transition  Report  Pursuant  to  Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For  the  transition  period  from     to
                                  -----  ---------------------------------------

Commission  file  number             1-8899
                        -------------      -------------------------------------

                              CLAIRE'S STORES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its  charter)

          Florida                                         59-0940416
--------------------------------------------------------------------------------
  (State  or  other  jurisdiction  of                  (I.R.S.  Employer
  incorporation  or  organization)                     Identification  No.)

3  S.W.  129th  Avenue        Pembroke  Pines,  Florida        33027
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                 (Zip  Code)

                                (954)  433-3900
--------------------------------------------------------------------------------
               Registrant's  telephone  number,  including  area  code)

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
                                            ----    ----

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of November 30, 2001 was 45,946,797 and 2,833,669, respectively, excluding treasury shares.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX


                                                                PAGE NO.
                                                                --------

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets at November 3, 2001 and
     February 3, 2001.                                               3

Condensed Consolidated Statements of Operations and
     Comprehensive Income (Loss) for the Three and Nine
     Months Ended November 3, 2001 and October 28, 2000.             4

Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended November 3, 2001 and October 28, 2000.             5

Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                8

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          10

                         PART I.  FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         NOV. 3,     FEB. 3,
                                                           2001        2001
                                                        ----------  ----------
                                                            (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 124,418   $ 111,663
  Inventories                                             122,877     112,104
  Prepaid expenses and other current assets                42,673      36,012
                                                        ----------  ----------
       Total current assets                               289,968     259,779
                                                        ----------  ----------

Property and equipment:
  Land and building                                        17,979      17,765
  Furniture, fixtures and equipment                       198,972     180,147
  Leasehold improvements                                  133,359     133,522
                                                        ----------  ----------
                                                          350,310     331,434
  Less accumulated depreciation and amortization         (181,305)   (160,317)
                                                        ----------  ----------
                                                          169,005     171,117
                                                        ----------  ----------

  Goodwill, net                                           196,649     204,269
  Other assets                                             36,484      33,369
                                                        ----------  ----------

                                                        $ 692,106   $ 668,534
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $  33,789   $  31,263
  Trade accounts payable                                   67,167      30,848
  Income taxes payable                                          -       2,313
  Dividends payable                                             -       1,916
  Accrued expenses                                         29,504      33,757
                                                        ----------  ----------
       Total current liabilities                          130,460     100,097
                                                        ----------  ----------

Long term liabilities:
  Long term debt                                          151,278     151,374
  Deferred credits                                         17,157      17,363
                                                        ----------  ----------
                                                          168,435     168,737
                                                        ----------  ----------
Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares           -           -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,833,921
    shares and 2,846,354 shares                               142         142
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued 45,946,545 shares and
    45,930,363 shares                                       2,297       2,297
  Additional paid-in capital                               29,870      29,825
  Accumulated other comprehensive income                  (14,195)     (7,221)
  Retained earnings                                       375,549     375,109
                                                        ----------  ----------
                                                          393,663     400,152
  Treasury stock, at cost (109,882 shares)                   (452)       (452)
                                                        ----------  ----------
                                                          393,211     399,700
                                                        ----------  ----------
Commitments and contingencies
                                                        $ 692,106   $ 668,534
                                                        ==========  ==========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                    CLAIRE'S STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                  (Unaudited)

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                               --------------------    ---------------------
                                                 NOV. 3,    OCT. 28,    NOV. 3,     OCT. 28,
                                                  2001       2000        2001        2000
                                               ---------   ---------   ---------   ---------
                                                               (In thousands)
Net sales                                      $233,950    $247,536    $713,213    $731,518
Cost of sales, occupancy and buying expenses    129,647     127,505     404,070     380,951
                                               ---------   ---------   ---------   ---------
Gross profit                                    104,303     120,031     309,143     350,567
                                               ---------   ---------   ---------   ---------

Other expenses:
  Selling, general and administrative            87,946      84,974     263,691     256,685
  Depreciation and amortization                  11,410      11,079      33,571      32,785
  Interest expense, net                           1,295       2,674       5,414       7,016
                                               ---------   ---------   ---------   ---------
                                                100,651      98,727     302,676     296,486
                                               ---------   ---------   ---------   ---------

  Income before income taxes                      3,652      21,304       6,467      54,081

Income taxes                                      1,272       7,460       2,267      19,131
                                               ---------   ---------   ---------   ---------

  Net income                                      2,380      13,844       4,200      34,950
                                               ---------   ---------   ---------   ---------

Other comprehensive income (loss):
  Foreign currency translation adjustments          501      (3,831)     (6,974)     (9,056)
                                               ---------   ---------   ---------   ---------
    Comprehensive income (loss)                $  2,881    $ 10,013    $ (2,774)   $ 25,894
                                               =========   =========   =========   =========

Net income per share:
  Basic                                        $   0.05    $   0.28    $   0.09    $   0.69
                                               =========   =========   =========   =========

  Diluted                                      $   0.05    $   0.28    $   0.09    $   0.69
                                               =========   =========   =========   =========

Average common shares outstanding - Basic        48,671      49,594      48,670      50,342
                                               =========   =========   =========   =========

Average common shares outstanding - Diluted      48,740      49,728      48,750      50,524
                                               =========   =========   =========   =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                          CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                             NINE MONTHS ENDED
                                                           --------------------
                                                            NOV. 3,    OCT. 28,
                                                             2001       2000
                                                           ---------  ---------
                                                              (In thousands)
Cash flows from operating activities:
  Net income                                               $  4,200   $ 34,950
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                            33,571     32,785
    Loss on retirement of property and equipment              1,361      1,210
  Decrease (increase) in -
    Inventories                                             (10,754)   (33,933)
    Prepaid expenses and other assets                       (10,890)    11,270
  Increase (decrease) in -
    Trade accounts payable                                   36,296      6,978
    Income taxes payable                                     (2,313)   (14,183)
    Accrued expenses                                         (4,159)    (2,434)
    Deferred credits                                           (206)     1,930
                                                           ---------  ---------

Net cash provided by operating activities                    47,106     38,573
                                                           ---------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                     (26,638)   (29,081)
  Acquisition of business, net of cash acquired                   -     (9,548)
  Sale of short-term investments                                  -      2,998
                                                           ---------  ---------

Net cash used in investing activities                       (26,638)   (35,631)
                                                           ---------  ---------

Cash flows from financing activities:
  Purchase of treasury stock                                      -    (41,831)
  Principal draws on debt                                     2,930        260
  Proceeds from stock options exercised                          45        348
  Dividends paid                                             (5,676)    (5,922)
                                                           ---------  ---------

Net cash used in financing activities                        (2,701)   (47,145)
                                                           ---------  ---------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                         (5,012)    (9,056)
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents         12,755    (53,259)

Cash and cash equivalents at beginning of period            111,663    137,414
                                                           ---------  ---------

Cash and cash equivalents at end of period                 $124,418   $ 84,155
                                                           =========  =========

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information or footnotes necessary for a complete presentation. They should be read in conjunction with the Company's audited financial statements included as part of its Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission. Due to the seasonal nature of the Company's business, the results of operations for the first nine months of the year are not indicative of the results of operations on an annualized basis.

2. Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented while diluted net income per share includes the dilutive effect of stock options. Options to purchase 1,147,337 and 560,500 shares of common stock, at prices ranging from $17.75 to $30.25 per share and from $19.73 to $30.25 per share, respectively, were outstanding for the quarters ended November 3, 2001 and October 28, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarters.

     Options to purchase 1,166,826 and 560,500 shares of common stock, at Prices ranging from $17.31 to $30.25 per share and from $19.73 to $30.25 were outstanding for the nine months ended November 3, 2001 and October 28, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective nine month periods.

3. In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $194 million. Amortization expense related to goodwill was $8.8 million and $6.6 million for the year ended February 3, 2001 and the nine months ended November 3, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

4. In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and retains many of the fundamental provisions of that Statement. This pronouncement extends the reporting requirements for discontinued operations to components of an entirety that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. It also provides guidance on methods to be used in determining estimates of impaired values. The standard is effective for fiscal years beginning after December 15, 2001, with earlier application permitted.

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

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to net sales of the
Company:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                               -------------------  -------------------
                                                NOV. 3,   OCT. 28,   NOV. 3,   OCT. 28,
                                                 2001      2000       2001      2000
                                               --------  ---------  --------  ---------
Net sales                                       100.0%     100.0%    100.0%     100.0%
  Cost of sales, occupancy and buying expenses   55.4%      51.5%     56.7%      52.1%
                                               --------  ---------  --------  ---------
  Gross Profit                                   44.6%      48.5%     43.3%      47.9%
                                               --------  ---------  --------  ---------

Other expenses:
  Selling, general and administrative            37.6%      34.3%     37.0%      35.1%
  Depreciation and amortization                   4.9%       4.5%      4.7%       4.5%
  Interest expense, net                           0.6%       1.1%      0.8%       1.0%
                                               --------  ---------  --------  ---------
                                                 43.1%      39.9%     42.5%      40.6%
                                               --------  ---------  --------  ---------
  Income before income taxes                      1.5%       8.6%      0.8%       7.3%

Income taxes                                      0.5%       3.0%      0.3%       2.6%
                                               --------  ---------  --------  ---------
  Net income                                      1.0%       5.6%      0.5%       4.7%
                                               ========  =========  ========  =========


RESULTS  OF  OPERATIONS

Net sales for the three months ended November 3, 2001 decreased approximately 6% compared to the three month period ended October 28, 2000. The decrease for the period resulted primarily from a 5% comparable sales per store decrease and operating approximately 1% fewer stores than last year. The decrease in total stores is primarily due to the Company closing non-performing Afterthoughts stores. Net sales for the nine months ended November 3, 2001 decreased 3% compared to the nine month period ended October 28, 2000. The decrease for the period resulted primarily from a 3% comparable sales per store decrease. We believe the primary cause of the comparable sales per store decreases are the effects of lower traffic patterns in the malls and a lack of consumer spending resulting from an already difficult economic environment.

Cost of sales, occupancy and buying expenses as a percentage of net sales, were 55.4% and 51.5% for the three months ended November 3, 2001 and October 28, 2000, respectively. Lack of leverage on occupancy expenses caused by negative comparable store sales accounted for most of the increase. In addition, planned new merchandise receipts, which are typically sold at full price were reduced during the period due to sales trends. Therefore, more aged merchandise already on hand was sold at lower margins. Cost of sales, occupancy and buying expenses as a percentage of net sales were 56.7% and 52.1% for the nine months ended November 3, 2001 and October 28, 2000, respectively. The more than $20 million of additional inventory markdowns taken in the second quarter as a result of the Company's inventory management initiatives in response to slow moving inventory and lower than expected sales were the primary reason for the increase during the period as well as a lack of leverage due to the negative comparable same store sales.

Selling, general and administrative expenses (S,G&A) for the three and nine months ended November 3, 2001 was 37.6% and 37.0% of sales as compared to 34.3% and 35.1% for the comparable periods ended October 28, 2000. This increase as a percentage of sales is primarily the result of the lack of leverage caused by decreased comparable store sales. While the Company was not able to realize leverage on its fixed corporate expenses due to the negative comparable store sales reported in the quarter ended November 3, 2001, management took steps to control those expenses which could be managed to correspond with customer traffic within stores.

Depreciation and amortization as a percentage of sales were approximately 4.9% and 4.7% for the three and nine months ended November 3, 2001 as compared to 4.5% for the three and nine months ended October 28, 2000, respectively. The increase as a percentage of sales was primarily a result of negative comparable store sales reported in the quarter and nine months ended November 3, 2001 and opening new stores during the past twelve months. Store closings this fiscal year did not significantly affect depreciation as many of these stores were closed at the end of the term of their leases when most store assets have already been fully depreciated in prior periods.

Interest expense, net was $1.3 million and $5.4 million for the three and nine months ended November 3, 2001 as compared to $2.7 million and $7.0 million for the comparable period ended October 28, 2000. This decrease was primarily due to lower interest rates charged on the Company's debt offset by lower invested cash balances and lower interest rates earned which produced lower interest income than the comparable periods.

Inflation has not affected the Company as it has generally been able to pass along inflationary increases in its costs through increased sales prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts, the Company entered into the Credit Facility pursuant to which it financed $200 million of the purchase price. The Credit Facility includes a $40 million revolving line of credit which matures on December 1, 2004 and a $175 million five year term loan payable on a quarterly basis through December 1, 2004. The Credit Facility is prepayable without penalty and bears interest at 125 basis points margin over the London Interbank Borrowing Rate. The margin is adjusted periodically based on the Company's performance as it relates to certain financial measurements. The Company had $183.5 million outstanding on this facility at November 3, 2001.
The  Credit  Facility  contains  covenants   including,  but  not  limited  to,
limitations on investments, dividends and other restricted payments, incurrence of additional debt and acquisitions, as well as various financial covenants customary for transactions of this type. These financial covenants include current ratio, fixed charge coverage ratio and current leverage ratio. The
Company  is  currently  in  compliance  with  these  covenants.

Company operations have historically provided a strong, positive cash flow which, together with the Company's cash balances, provides adequate liquidity to meet the Company's operational needs and debt obligations. Cash and cash equivalents totaled $124.4 million at November 3, 2001.

Net cash provided by operating activities amounted to $47.1 million in the first nine months of Fiscal 2002 compared to $38.6 million in the first nine months of Fiscal 2001. The primary source of net cash provided by operating activities in Fiscal 2002 was net income of $4.2 million, adjusted for non-cash items and changes in trade payables.

Net cash used in investing activities of $26.6 million in the first nine months of Fiscal 2002 was used for capital expenditures, primarily opening and remodeling stores.

Net cash used in financing activities of $2.7 million in the first nine months of Fiscal 2002 was primarily borrowings on the Company's credit facilities offset by amounts used to pay the Company's dividends.

Inventory at November 3, 2001 decreased 15% compared to the inventory balance at the end of the prior fiscal year's third quarter. This reduction is a direct result of the Company's inventory management initiatives taken during the third quarter in response to lower than expected sales.

For the nine months ended November 3, 2001, the Company opened 152 stores and closed 121 stores ending the quarter with 3,056 stores. In addition, the Company remodeled 107 stores.

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



                                                    CLAIRE'S  STORES, INC.
                                                    ----------------------
                                                    (Registrant)




Date:  December 14, 2001                            /s/ Ira D. Kaplan
                                                    -----------------
                                                    Ira D. Kaplan
                                                    Senior Vice  President
                                                    and  Chief  Financial
                                                    Officer

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