Form 10-K
period 2002-02-02
CLAIRES STORES INC
filed 2002-05-03
CIK 34115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                         1934 FOR THE FISCAL YEAR ENDED
                                FEBRUARY 2, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM______ TO _____
                           COMMISSION FILE NO. 1-8899



                              CLAIRE'S STORES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                              59-0940416
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3 S.W. 129TH AVENUE, PEMBROKE PINES, FLORIDA                          33027
--------------------------------------------                        ----------
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (954) 433-3900
          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                             WHICH REGISTERED
----------------------------                    -----------------------------
Common Stock, $.05 par value                    New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                      ------------------------------------
                      Class A Common Stock, $.05 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 31, 2002, the aggregate market value of the 42,555,628 shares of Class A Common Stock and Common Stock held by non-affiliates of the registrant was $828,983,000. All outstanding shares of Class A Common Stock and Common Stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

   At March 31, 2002, there were outstanding 45,951,557 shares of registrant's Common Stock, $.05 par value, and 2,828,909 shares of the registrant's Class A Common Stock, $.05 par value, including Treasury Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the registrant's fiscal year covered by this report, is incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                   PAGE NO.
----                                                                   --------

                                  PART I
   1.   Business........................................................3

   2.   Properties......................................................6

   3.   Legal Proceedings...............................................7

   4.   Submission of Matters to a Vote of Security Holders.............7


                                  PART II

   5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.............................................8

   6.   Selected Financial Data.........................................9

   7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................10

   7A.  Quantitative and Qualitative Disclosures About
        Market Risk....................................................23

   8.   Financial Statements and Supplementary Data....................23

   9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................44


                                 PART III

   10.  Directors and Executive Officers of the Registrant.............44

   11.  Executive Compensation.........................................44

   12.  Security Ownership of Certain Beneficial Owners
        and Management and Related Stockholder Matters.................44

   13.  Certain Relationships and Related Transactions.................44


                                  PART IV

   14.  Exhibits, Financial Statement Schedules and
        Reports on Form 8-K............................................44

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for "forward-looking statements" made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand, future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, uncertainties generally associated with specialty retailing, and the other factors referred to herein including, but not limited to, the items discussed in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risk Factors Relating to our Business." Unless the context requires otherwise, all references to the "company", "we", "us" or "our" include Claire's Stores, Inc. and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

GENERAL

We are a leading mall-based retailer of popular-priced fashion accessories for pre-teens and teenagers through our wholly-owned subsidiaries, Claire's Boutiques, Inc., which also operates through its Icing by Claire's division (formerly Afterthoughts), Claire's Puerto Rico Corp., Claire's Canada Corp., Claire's Accessories UK Ltd., Bijoux One Trading AG (Bijoux), Claire's France and through our 50%-owned joint venture Claire's Nippon Co., Ltd. We are primarily organized based on our geographic markets, which include our North American operations and our international operations.

We also own Lux Corp. (Mr. Rags), a mall-based retailer of popular-priced apparel for teenagers. In January 2002, our Board of Directors authorized the disposition of the Mr. Rags stores and, among other alternatives, plans to sell Lux Corp. by the end of this fiscal year. As of March 31, 2002, we operated 155 Mr. Rags stores in the United States. The operations of Mr. Rags have been accounted for as a discontinued operation in our consolidated financial statements and accordingly, our business description generally does not include Mr. Rags.

As of March 31, 2002, we operated a total of 2,877 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claires", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

RECENT ACQUISITIONS AND REINCORPORATION

In February 2000, we acquired Cleopatre S.A. (France), a privately held 42-store fashion accessory chain with its headquarters in Paris, France. In December 1999, we acquired Afterthoughts, a 768-store fashion accessory chain operating as a division of the Venator Group, Inc. In June 2000, we completed our reincorporation from the state of Delaware to the State of Florida through a merger transaction with one of our wholly-owned subsidiaries.

BUSINESS DESCRIPTION

We specialize in selling popular-priced fashion accessories designed to predominantly appeal to pre-teen and teenage females. Our merchandise typically ranges in price between $2 and $20, with the average product priced at about $4. Our stores share a similar format and our different trade names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise the largest and among the most successful chain of specialty retail stores in the world, devoted to the sale of popular-priced pre-teen and teenage fashion accessories.

As a result of our decision to discontinue the operations of Mr. Rags, which comprised our apparel stores, our operations are divided into two principal product categories:

         o  Jewelry--Costume jewelry, earrings and ear piercing services; and

         o Accessories--Other fashion accessories, hair ornaments, totebags and novelty items.

The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

                                                           FISCAL YEAR ENDED
                   ------------------------------------------------------------------------------------------
                             FEB. 2,                        FEB. 3,                        JAN. 29,
                              2002                           2001                           2000
                   ----------------------------  -----------------------------  -----------------------------
Jewelry                 $425,494         46.3%         $473,989         50.1%         $360,812         47.2%
Accessories              493,243         53.7%          472,726         49.9%          404,036         52.8%
                   --------------  ------------  ---------------  ------------  ---------------  ------------
                        $918,737        100.0%         $946,715        100.0%         $764,848        100.0%
                   ==============  ============  ===============  ============  ===============  ============



A summary of North American and international operations is presented below (dollars in thousands):

                                       FISCAL YEAR ENDED
                                ----------------------------------
                                  2002         2001         2000
                                --------     --------     --------

REVENUES
  North American operations     $711,299     $764,154     $625,652
  International operations       207,438      182,561      139,196
                                --------     --------     --------
    Total revenues              $918,737     $946,715     $764,848
                                ========     ========     ========

LONG-LIVED ASSETS
  North American operations     $315,740     $340,245     $375,379
  International operations        81,411       68,509       36,702
                                --------     --------     --------
    Total long-lived assets     $397,151     $408,754     $412,081
                                ========     ========     ========

SEASONALITY

Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended February 2, 2002 were 23%, 24%, 22% and 31% in the first, second, third and fourth quarters, respectively.

EMPLOYEES

On March 31, 2002, we had approximately 16,300 employees, 56% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions and we consider employee relations to be good.

STORES

Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as "Claire's Boutiques" and "Claire's Accessories" average approximately 1,000 square feet while those stores operating as "The Icing", "Icing by Claire's" and "Afterthoughts" average approximately 1,200 square feet. Our stores in the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.

Our stores are distinctively designed for customer identification, ease of shopping and quantity of selection. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Approximately 79% of sales are made in cash, with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

PURCHASING AND DISTRIBUTION

We purchase our merchandise from approximately 1,300 suppliers. We are not dependent on an individual vendor for merchandise purchased. Substantially all of the costume jewelry and fashion accessories that we sell are purchased from importers or imported directly. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American stores, or the distribution facility in Birmingham, England, which services the stores in the United Kingdom, Ireland and France, or the distribution facilities in Zurich, Switzerland, Vienna, Austria, or Grossostheim, Germany, which service the stores in Switzerland, Austria and Germany, respectively. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week.

STORE MANAGEMENT

Except as stated below, our Executive Vice President of Store Operations is responsible for managing our North American stores and reports directly to our Chief Executive Officer. We currently employ 220 District Managers in North America, each of whom oversees approximately 10 stores in his or her respective geographic area and reports to one of 19 Regional Managers. Each Regional Manager reports to one of 6 Territorial Vice Presidents, who reports to the Executive Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents were promoted from within the organization. The reporting structure for our stores in the UK and Europe is similar to the reporting structure in North America. The Presidents of Claire's France and Bijoux report to the Chief Executive Officer of Europe, who reports to the Chief Executive Officer of Claire's Stores, our parent company. In Europe, there are a total of 5 Regional Managers and 60 District Managers.

STORE OPENINGS, CLOSINGS AND FUTURE GROWTH

For the fiscal year ended February 2, 2002, which is referred to as Fiscal 2002, we expanded our operations by 58 stores, net, in the United Kingdom, resulting in a total of 414 stores, by 16 stores, net, in Bijoux, resulting in a total of 87 stores, and by 15 stores, net, in France, resulting in a total of 57 stores. In North America, we decreased our operations by 82 stores, net to 2,220 stores. We plan to increase our operations by opening approximately 10 stores, net, in North America, 55 stores, net, in the United Kingdom, 50 stores, net, in France and 19 stores, net, in Bijoux during the fiscal year ending February 1, 2003, which is referred to as Fiscal 2003. In Fiscal 2002, we and our joint venture partner, Aeon Co. Ltd. (formerly known as Jusco Co., Ltd.), a Japanese company, reduced our operations in Japan by 5 stores to 97 stores. There are 2 store openings planned in Japan in Fiscal 2003. Net stores refers to stores opened, net of closings, if any.

We closed 632 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks or the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts, as well as the process discussed below. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

In December 1999, as a result of our acquisition of Afterthoughts, we began eliminating redundant field operations and optimizing square footage in North America. In connection with this plan, we closed 430 stores and expect to close or not renew the leases for approximately 50 additional stores in Fiscal 2003.

We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2002, which includes leasehold improvements and fixtures, averaged approximately $91,000 per store.

Our continued growth depends on our ability to open and operate stores on a profitable basis. Our ability to expand successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites and negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and other employees.

ITEM 2. PROPERTIES

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. We lease all of our 2,877 store locations, generally for terms of seven to ten years (up to 25 years in Europe). Under the leases, we pay a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties. At March 31, 2002, we also operated 155 Mr. Rags stores in the U.S. which have been accounted for as a discontinued operation.

Most of our stores in North America are located in enclosed shopping malls, while some stores are located within central business districts and others are located in "open-air" outlet malls or "strip centers". Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall, appropriate space availability and proposed rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

We own central buying and store operations offices and North American distribution center located in Hoffman Estates, Illinois which is on approximately 24.8 acres. The property has buildings with approximately 520,000 total square feet of space, of which 404,000 square feet is devoted to receiving and distribution and 116,000 square feet is devoted to office space.

Our subsidiary, Claire's Accessories UK Ltd., or UK, leases distribution and office space in Birmingham, England. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires on December 2024 and UK has the right to assign or sublet this lease at any time during the term of the lease. UK also has a lease for 26,000 square feet of office and distribution space which it occupied prior to its current location. UK intends to utilize this space to support its growing needs for distribution to Ireland and France, but also has the right to assign or sublet the old lease.

Our stores operated by our subsidiary, Bijoux One Trading AG, or Bijoux, are serviced by distribution centers and offices in Zurich, Switzerland, Vienna, Austria and Grossostheim, Germany. The facility maintained in Zurich, Switzerland consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2006. In Vienna, Austria, the facility consists of 18,100 square feet devoted to distribution and 3,400 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Bijoux with six months notice to the landlord. In Grossostheim, Germany, the facility consists of 1,700 square feet devoted to offices and 3,200 square feet not yet in use, which could be used for distribution and/or offices. The lease for this facility does not have an expiration date but can be terminated by Bijoux with six months notice to the landlord.

We lease from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. The lease provides for the payment of annual base rent of approximately $608,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. We exercised a five year renewal option under the lease, which now expires on July 31, 2005. See note 11 entitled "Related Party Transactions" to our consolidated financial statements included in this report of Form 10-K.

We also own 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. We also lease executive office space in New York City and are the owner of a cooperative apartment in New York City.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, involved in routine litigation incidental to the conduct of our business including proceedings to protect our trademark rights, litigation instituted by persons injured upon premises within our control and litigation with present and former employees. We believe that such pending litigation will not have a significant impact on our financial position, earnings or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have two classes of common stock, par value $.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 31, 2002, the approximate number of record holders of shares of common stock and Class A common stock was 1,488 and 505, respectively.

                                                       CLOSING
                                                         OF
                                                    COMMON STOCK
                                        --------------------------------------
                                              HIGH              LOW
                                        ------------------   -----------------
YEAR ENDED FEBRUARY 2, 2002
First Quarter                               $20.27                 $16.65
Second Quarter                               22.65                  17.00
Third Quarter                                17.37                  11.69
Fourth Quarter                               18.80                  12.51

YEAR ENDED FEBRUARY 3, 2001
First Quarter                               $22.30                 $15.97
Second Quarter                               22.41                  16.06
Third Quarter                                22.77                  16.13
Fourth Quarter                               24.94                  15.63

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our board of directors, in its sole discretion, has determined the distribution rate based on our results of operations, economic conditions, tax considerations and other factors. In Fiscal 2001 and Fiscal 2002, we paid quarterly cash dividend distributions each year (four in the amount of $.04 per share of common stock each year and four in the amount of $.02 share of Class A common stock each year) totaling $.16 per share of common stock each year and $.08 per share of Class A common stock each year. We expect to continue paying dividends. However, there is no assurance that we will be able to continue to do so because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings and financial condition and other factors our Board of Directors consider relevant as well as certain limitations on our ability to make dividend distributions that could become effective if we fail to meet specified financial covenants under our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet and income statement data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in Part II, Item 8 of this report on Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The consolidated balance sheet data as of January 29, 2000, January 30, 1999, and January 31, 1998 and the consolidated income statement for each of the two fiscal years in the period ended January 30, 1999 and January 31, 1998 are derived from our consolidated financial statements, which are not included herein.

                                                            Fiscal Year Ended
                                       ----------------------------------------------------------------
                                         FEB. 2,      FEB. 3,       JAN. 29,     JAN. 30,      JAN. 31,
                                        2002 (3)     2001(1)(3)     2000(3)     1999(2)(3)      1998(3)
                                       --------      --------      --------      --------      --------
                                                    (In thousands except per share amounts)

Operating Statement Data:
Net Sales                              $918,737      $946,715      $764,848      $605,784      $500,152
Income from continuing operations        41,126        67,772        93,203        68,340        58,189
Net Income                               19,583        64,975        87,935        62,280        59,595

Income Per Share:
  Basic:
    From continuing operations         $   0.84      $   1.36      $   1.83      $   1.35      $   1.21
    Net income                             0.40          1.30          1.72          1.23          1.19
  Diluted:
    From continuing operations         $   0.84      $   1.35      $   1.82      $   1.34      $   1.21
    Net income                             0.40          1.30          1.71          1.22          1.17

Cash Dividends
  Share:
    Common stock                       $   0.16      $   0.16      $   0.16      $   0.16      $   0.12
    Class A Common stock                   0.08          0.08          0.08          0.08          0.06

Balance Sheet Data:
    Current assets                     $214,424      $265,964      $297,283      $245,919      $204,129
    Current liabilities                  82,536        94,452        91,676        67,490        46,494
    Working capital                     131,888       171,512       205,607       178,429       157,635
    Total assets                        611,575       660,261       695,292       392,218       306,269
    Long-term debt                      110,104       151,374       192,000            --            --
    Stockholders' equity                404,188       399,700       398,786       314,218       257,258



-----------
(1)  Consists of 53 weeks.
(2) We adopted a plan to discontinue the operations of our Just Nikki catalog segment in January 1999.
(3) We adopted a plan to discontinue the operations of Mr. Rags (Lux Corp.) in January 2002. See Note 3 to the consolidated financial statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in estimates and judgments used in preparing our financial statements set forth under "Critical Accounting Policies and Estimates" and the factors set forth under "Certain Risk Factors Relating to our Business" in this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, investments, intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory Valuation--We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management's ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs. Additionally, our inventories are valued using the retail method in North America and Bijoux, and average cost in the United Kingdom and France. Fluctuations in demand for inventory affect the value of our inventory.

Asset Impairment-- We invest in property and equipment in connection with the opening and remodeling of stores. We evaluate the recoverability of these assets periodically and record an impairment charge when we believe the cash flow may not be sufficient to recover the assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. In addition, we make investments through our international subsidiaries in intangible assets upon the acquisition and opening of many of our store locations in Europe. We evaluate the market value of these assets periodically and record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary.

Goodwill Impairment--We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We will adopt SFAS No. 142 in the first quarter of Fiscal 2003. With the adoption of SFAS No. 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We recorded approximately $8.7 million of amortization on goodwill during Fiscal 2002 and would have recorded approximately $8.6 million of amortization during Fiscal 2003 had SFAS No. 142 not been adopted. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in Fiscal 2003 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact the adoption of SFAS No. 142 will have on our consolidated financial statements. As of February 2, 2002, we had unamortized goodwill of approximately $193.1 million.

Accounting for Leases -- We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases as a charge against our earnings in the year of termination.

Deferred Taxes--We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

CERTAIN RISK FACTORS RELATING TO OUR BUSINESS

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

FLUCTUATIONS IN CONSUMER PREFERENCE AND ECONOMIC CONDITIONS AFFECT THE DEMAND OF OUR PRODUCTS

Our retail jewelry and fashion accessories business fluctuates according to changes in consumer preferences which are dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise that we offer, including, among others, business conditions, unemployment levels, interest rates, energy costs, taxation rates and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which we operate and negatively affect our net sales and profitability.

PURCHASES IN ADVANCE OF MERCHANDISE INVENTORY, EXCESSIVE MARKDOWNS, INTERRUPTIONS IN DISTRIBUTION AND MATERIAL INVENTORY SHRINKAGE MAY NEGATIVELY IMPACT OUR PROFITABILITY

Fluctuations in the demand for retail fashion accessories and apparel especially affect the inventory we own because we usually order our merchandise well in advance of the applicable season and sometimes before fashion trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We must enter into contracts for the purchase and manufacture of merchandise with our suppliers well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.

We review our inventory aging in order to identify slow-moving merchandise and use markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or lack of consumer acceptance of fashion items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Distribution functions for all of our North American stores are handled from our distribution center in Hoffman Estates, Illinois. Distribution functions for all of our stores in the United Kingdom, France and Ireland are handled from our distribution center in Birmingham, United Kingdom. Any significant interruption in the operation of these distribution centers, due to natural disaster or otherwise, would have a material effect on our business, financial condition and results of operations.

We have a loss prevention program in order to control inventory shrinkage, including surveillance systems, education of store personnel and monitoring of returns. However, there can be no assurance that these safeguards will prevent or adequately limit inventory shrinkage. Any material inventory shrinkage would have a material adverse effect on our net sales and profitability.

FLUCTUATIONS IN SAME-STORE NET SALES MAY AFFECT THE PRICE OF OUR STOCK

Our comparable same-store net sales results have fluctuated in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect our same-store net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, our future comparable store net sales results are likely to have a significant effect on the market price of our common stock because investors may look to our same-store net sales results to determine how we performed from period to period absent sales attributable to new stores.

STORE OPERATIONS AND EXPANSION MAY AFFECT OUR ABILITY TO INCREASE NET SALES AND OPERATE PROFITABLY

Our continued success depends, in part, upon our ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis and to maintain good relationships with mall developers and operators. Because we are primarily a mall-based retailer, our future growth is significantly dependent on our ability to open new stores in desirable locations, including malls. Our ability to open new stores depends on a number of factors, including our ability to locate and obtain favorable store sites primarily in malls, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified employees. Our ability to operate stores on a profitable basis depends on, among other factors, whether we have to take additional merchandise markdowns due to excessive inventory levels compared to sales trends, and whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales. There can be no assurance that our growth will result in enhanced profitability or that we will achieve our targeted growth rates with respect to new store openings.

THE FAILURE TO EXECUTE OUR INTERNATIONAL EXPANSION OR SUCCESSFULLY INTEGRATE OUR INTERNATIONAL OPERATIONS MAY IMPEDE OUR STRATEGY OF INCREASING NET SALES AND ADVERSELY AFFECT OUR OPERATING RESULTS

Our international expansion is an integral part of our strategy to increase our net sales through expansion. If our international expansion is not successful, our results of operations are likely to be adversely affected. Our ability to grow successfully in the continental European market depends in part on determining a sustainable formula to build customer loyalty and gain market share in the especially challenging retail environments of France and Germany. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North American operations, such as integration of information systems. For example, we currently use the retail method to value our inventory in North America, but use the average cost method for valuing our inventory in our international subsidiaries. We are in the process of conforming our inventory valuation methods in our international subsidiaries to the retail method, which will require implementing certain procedures and controls, including integration of our information systems. The failure to expand and integrate our foreign operations could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

A DISRUPTION OF IMPORTS FROM OUR FOREIGN SUPPLIERS MAY INCREASE OUR COSTS AND REDUCE OUR SUPPLY OF MERCHANDISE

We purchase merchandise from approximately 1,300 domestic and international suppliers. Approximately 21% of all merchandise units purchased for our North American stores (representing approximately 35% of total cost) were purchased domestically and the remaining 79% of all merchandise units (65% of cost) were purchased from outside the United States. Approximately 38% of our total merchandise units purchased for our North American stores (representing 36% of cost) were from China, including Hong Kong, with the remainder coming from 10 other foreign countries. Any event causing a sudden disruption of imports from China or other foreign countries, including political instability or the imposition of additional import restrictions, would be likely to have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against merchandise could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. We pursue a diversified global sourcing strategy that includes relationships with vendors in 12 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

CHANGES IN THE ANTICIPATED SEASONAL BUSINESS PATTERN COULD ADVERSELY EFFECT OUR SALES AND PROFITS AND OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO A VARIETY OF FACTORS

Our business follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. During Fiscal 2002, these periods accounted for approximately 30% of our annual sales. Any decrease in sales or margins during these periods would be likely to have a material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. We must carry a significant amount of inventory in anticipation of these selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings; the amount of revenue contributed by new stores; the timing and level of mark downs; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

THE USEFUL LIFE AND VALUE OF OUR GOODWILL WILL CONTINUE TO BE REEVALUATED AND COULD RESULT IN A WRITE-DOWN OF OUR INTANGIBLE ASSETS IN A FUTURE PERIOD

As of February 2, 2002, intangible assets, which include goodwill and other separately identifiable intangible assets, totaled approximately 32% of our total assets. During Fiscal 2002, these intangible assets were amortized over 25 years. At the time of or following each acquisition by us, we evaluate each acquisition and establish an appropriate useful life for all intangible assets identified based on the specific underlying facts and circumstances of each such acquisition. Subsequent to such initial evaluation, we annually, or more frequently if impairment indicators arise, reevaluate such facts and circumstances to determine if the related intangible asset continues to be realizable and if the useful life continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that we will realize the value of such intangible assets. At February 2, 2002, we did not consider any of the unamortized balance of intangible assets to be impaired. Any future determination, based on reevaluation of the underlying facts and circumstances that a significant impairment has occurred, would require the write-off of the impaired portion of unamortized intangible assets, which would be likely to have a material adverse effect on our results of operations.

OUR INDUSTRY IS HIGHLY COMPETITIVE

The specialty retail business is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet and catalog businesses that market similar lines of merchandise. Some competitors have more resources than us. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors.

Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, and customer service are all important factors in competing successfully in the retail industry.

Our successful performance in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which we operate more competitive.

In addition, our competitive position depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as unemployment, business conditions, interest rates, energy costs and taxation. A decline in consumer spending on fashion accessories and apparel could have a material adverse effect on our net sales and profitability.

A DECLINE IN NUMBER OF PEOPLE WHO GO TO MALLS COULD REDUCE THE NUMBER OF OUR CUSTOMERS AND REDUCE OUR NET SALES

Substantially all of our North American stores are located in regional shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the mall's "anchor" tenants, generally movie theaters, large department stores and other area attractions to generate consumer traffic around our stores and the continuing popularity of malls as shopping destinations for pre-teens and teenagers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers, other malls where we do not have stores and the closing of anchor tenants in a particular mall. In addition, a decline in the popularity of mall shopping among our target customers, pre-teens and teenagers, and increased gasoline prices that may curtail customer visits to malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

THE RECENT TERRORIST ATTACKS HAVE HEIGHTENED SECURITY CONCERNS AND COULD RESULT IN LOWER CUSTOMER TRAFFIC IN OUR STORES

In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of our stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, lower customer traffic due to security concerns and increased gasoline prices that may curtail customer visits to malls, could result in decreased sales that would have a material adverse affect on the our business, financial condition and results of operations.

WE DEPEND ON KEY PERSONNEL

Our success and ability to properly manage our growth depends to a significant extent both upon the performance of our current executive and senior management team and our ability to attract, hire, motivate and retain additional qualified management personnel in the future. Our inability to recruit and retain such additional personnel, or our loss of the services of any of our executive officers, could have a material adverse impact on us.

LITIGATION MATTERS INCIDENTAL TO OUR BUSINESS COULD BE ADVERSELY DETERMINED AGAINST US

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. Depending on the actual outcome of pending litigation, charges would be recorded in the future that may have an adverse effect on our operating results.

THE PRICE OF OUR STOCK MAY FLUCTUATE IN THE FUTURE

The market price of our common stock has fluctuated in the past and there can be no assurance that the market price of our common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years.

CONTROL BY OUR CHAIRMAN

We have two classes of common stock, common stock and Class A common stock. The holders of our common stock are entitled to one vote per share, and the holders of our Class A common stock are entitled to 10 votes for each share. As of March 31, 2002, Mr. Rowland Schaefer, our Chairman, President and Chief Executive Officer, owns or has voting power over approximately 9% of our common stock and approximately 63% of our Class A common stock and, as a result, controls approximately 30% of our outstanding voting power on a combined basis. As a result, our Chairman may substancially influence shareholder action, including the election of our directors. This influence of us by our Chairman may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal or proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

OUR WAGE EXPENSES MAY INCREASE AS A RESULT OF INCREASES IN FEDERAL MINIMUM WAGE LAWS

Recent changes to Federal minimum wage laws have raised the mandatory minimum wage. Various states, including states where we operate our business, have enacted increases that are higher than the Federal minimum wage. Statutory increases in Federal and state minimum wages above our current wages could require corresponding increases in higher employee wage rates. Increases in wage rates that are not offset by corresponding increases in sales would adversely affect our results of operations.

We caution our investors that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Further, management cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

                                                                   FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                       FEB. 2,          FEB. 3,          JAN. 29,
                                                        2002              2001              2000
                                                     ---------         ---------         ---------
Net sales                                              100.0 %           100.0 %           100.0 %
Cost of sales, occupancy and buying expenses              51.6              48.8              44.8
                                                     ---------         ---------         ---------
Gross Profit                                              48.4              51.2              55.2

Other expenses:
Selling, general and administrative                       36.0              34.7              33.3
Depreciation and amortization                              4.7               4.4               3.5
Interest expense (income), net                             0.7               1.0              (0.5)
Gain on investments                                         --                --              (0.5)
                                                     ---------         ---------         ---------
                                                          41.4              40.1              35.8
Income from continuing operations before
income taxes                                               7.0              11.1              19.4

Income taxes                                               2.6               3.9               7.0
                                                     ---------         ---------         ---------
Income from continuing operations                        4.4 %             7.2 %            12.4 %
                                                     =========         =========         =========




The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group. Accordingly the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. As of February 2, 2002 and February 3, 2001, our investment in Nippon was carried at zero on our consolidated balance sheet.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2002 results consisted of 52 weeks, our Fiscal 2001 results consisted of 53 weeks and our Fiscal 2000 results consisted of 52 weeks.

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales decreased by $28 million, or 3%, to $918.7 million in Fiscal 2002 compared to $946.7 million for the year ended February 3, 2001, which is referred to as Fiscal 2001. This decrease resulted primarily from same-store sales decreases of 2% for the year. During Fiscal 2002, our sales in North America decreased 3%, while our international sales increased 1% on a same-store sales basis. The same-store sales decrease in North America was primarily a result of fewer transactions per store, partially offset by an increase in the average retail per transaction.

Cost of sales, occupancy and buying expenses increased by $12.2 million, or 3%, to $473.8 million in Fiscal 2002 compared to $461.6 million in Fiscal 2001. As a percentage of net sales, these expenses increased to 51.6% for Fiscal 2002 compared to 48.8% for Fiscal 2001. This increase of 2.8% was primarily the result of additional merchandise markdowns required due to excessive inventory levels compared to sales trends in North America. These markdowns were recorded in the second quarter of Fiscal 2002 in North America. These markdowns helped us reduce inventory levels to be in line with planned sales for future periods. In addition, the decline in same-store sales discussed above resulted in the lack of leverage on fixed occupancy costs.

Selling, general and administrative expenses increased by $2.6 million, or 1% to $331 million in Fiscal 2002 from $328.4 million in Fiscal 2001. The increase was caused by inflationary cost increases, partially offset by cost savings achieved in store payroll by reducing hours worked to correspond with lower sales patterns. As a percentage of net sales, these expenses increased to approximately 36% in Fiscal 2002 compared to 34.7% in Fiscal 2001. The increase was primarily caused by lack of leverage on fixed costs. It has been our objective to close a number of under-performing or duplicative acquired Afterthoughts stores. As of February 2, 2002, 313 Afterthoughts stores had been closed or leases not renewed and 18 stores had been opened resulting in 476 stores remaining. We expect to not renew the leases for approximately 50 stores in Fiscal 2003. During Fiscal 2002, we continued to eliminate redundant field operations and review under-performing stores. As a result of our review, we recorded a $2.2 million non-cash charge to write off the assets whose carrying value had been impaired.

Depreciation and amortization increased by $892,000, or 2%, to $42.9 million in Fiscal 2002 from $42 million in Fiscal 2001. The increase was primarily due to the increased depreciation from our international divisions, partially offset by lower depreciation in North America.

Interest expense, net decreased from $9.9 million in Fiscal 2001 to $6.4 million in Fiscal 2002. The net decrease of $3.5 million was primarily the result of lower interest rates and lower borrowings on our credit facility.

Income taxes decreased by $13.5 million to $23.5 million in Fiscal 2002 compared to $37 million in Fiscal 2001. As a percentage of pre-tax income, income taxes increased to 36.3% in Fiscal 2002 from 35.3% in Fiscal 2001. The increase in the effective tax rate from continuing operations was affected by the tax benefits of losses in Mr. Rags being included in the loss from discontinued operations. Our consolidated effective tax rate for Fiscal 2002 was 35%.

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales increased by $181.9 million, or 24%, to $946.7 million in Fiscal 2001 compared to $764.8 million for the year ended January 29, 2000, which is referred to as Fiscal 2000. This increase primarily resulted from the twelve months of sales of the Afterthoughts stores, (as compared with the two months included in the prior fiscal year), offset by same-store sales decreases of 3% for the year. During Fiscal 2001, sales at our stores in North America decreased 4% while sales at our international stores decreased 1% on a same-store sales basis. The same-store sales decrease was primarily a result of fewer transactions per store, offset by an increase in the average unit retail price of merchandise sold. The same-store sales results of the Afterthoughts stores were significantly below those of the Claire's Accessories stores for the two months ended February 3, 2001 due to a number of factors related primarily to the difficult process of integrating Afterthoughts' operations into Claire's.

Cost of sales, occupancy and buying expenses increased by $118.7 million, or 35%, to $461.6 million in Fiscal 2001 compared to $342.9 million in Fiscal 2000. As a percentage of net sales, these expenses increased to 48.8% for Fiscal 2001 compared to 44.8% for Fiscal 2000. This increase of 4% is the result of additional merchandise markdowns, the expense of transitional services provided by Venator to Claire's during its integration of the Afterthoughts stores and lack of leverage on fixed costs. The markdowns were a result of lower than expected sales and helped us reduce our inventory levels to be in line with planned sales for future periods. In addition, the increase was caused by the full year impact of the Afterthoughts stores who's occupancy cost as a percentage of sales is higher than the Claire's stores. This is primarily due to lower average store sales in the Afterthoughts stores as compared to the average Claire's store.

Selling, general and administrative expenses increased by $73.2 million, or 23%, to $328.4 million in Fiscal 2001 from the Fiscal 2000 level of $255.2 million. The increase was primarily due to the increase in the cost of operating additional stores. As a percentage of net sales, these expenses increased to approximately 34.7% in Fiscal 2001 compared to 33.4% in Fiscal 2000. The increase in SG&A as a percentage of sales was primarily attributable to certain redundant operations related to the integration of the Afterthoughts division's operations and the lack of leverage on corporate expenses due to negative same-store sales. We have substantially completed our integration of Afterthoughts as it relates to store operations, payroll and human resources, merchandising, planning and distribution, accounting and finance, real estate and construction, MIS, marketing, field operations and the communication of best practices among divisions. Sales and SG&A were adversely affected as a result of these integration efforts during Fiscal 2001. During Fiscal 2001, we had an objective to close a number of under-performing or duplicative acquired Afterthoughts stores. As of February 3, 2001, 203 Afterthoughts stores had been closed or leases not renewed and 11 stores had been opened resulting in 579 stores remaining. This reorganization and our periodic review of asset impairment caused us to record an $8.7 million ($5.5 million after tax, or $.11 per diluted share) non-cash charge to write off (included within selling, general and administrative expenses in Fiscal 2000) the assets whose carrying value had been impaired. We recognized no impairment charges in Fiscal 2001.

Depreciation and amortization increased by $14.9 million, or 55%, to $42 million in Fiscal 2001 from $27.1 million in Fiscal 2000. The increase was primarily due to the full year amortization of goodwill and depreciation on the Afterthoughts stores.

In Fiscal 2000, we recognized a gain on investments of $3.9 million in connection with the sale of certain equity securities. There were no gains or losses on investments in Fiscal 2001.

Income taxes decreased by $17 million to $37 million in Fiscal 2001 compared to $53.9 million in Fiscal 2000. Our effective tax rates declined slightly as a result of increased profitable foreign operations which had lower effective tax rates than the United States.

IMPACT OF INFLATION

Inflation impacts several of our operating costs including, but not limited to cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices or by increasing sales.

DISCONTINUED OPERATION

In January 2002, we announced our decision to discontinue the operations of Lux Corp. (Mr. Rags), a wholly-owned subsidiary that previously represented our apparel segment. Our disposal plan is to sell substantially all of the assets and liabilities of Lux Corp. by the end of Fiscal 2003; however, the Board of Directors has authorized the disposal by other means as well. The operations of Mr. Rags have been accounted for as a discontinued operation in our consolidated financial statements. Although our plan allows for the disposition by the end of Fiscal 2003, management estimates that the plan will be completed within the first six months of Fiscal 2003. We have used a six month period of time in estimating its loss during the phase-out period. The assets of Lux Corp. consist primarily of inventory, fixed assets and prepaids, while the liabilities include trade payables, accrued expenses and deferred credits.

In connection with the discontinuation of Mr. Rags, the Company incurred a charge of approximately $20.7 million before-tax, or $13 million after-tax, for the loss on disposal of the segment for Fiscal 2002. Major components of the loss include management's estimates of the excess of net assets over proceeds expected from the sale, professional and credit facility fees expected to be incurred in connection with the sale and approximately $4 million of expected operating losses during the phase-out period. Actual amounts may differ from these estimates. We also incurred $13.7 million before-tax, or $8.6 million after-tax, loss from discontinued operations recorded through the measurement date in Fiscal 2002. Included in this loss was a $1.3 million before-tax, or $0.8 million after-tax non-cash charge to write off the assets of stores whose carrying value had become impaired. At February 2, 2002, Claire's stores, our parent company, was a guarantor of approximately $11.6 million of non-cancelable operating leases of Mr. Rags.

In the event we do not complete the disposition of Mr. Rags by July 2002, we will be required to include any additional losses or gains, if applicable, from discontinued operations for the period after July 2002 in our financial statements in the period incurred. Additionally, if we do not dispose of Mr. Rags by January 2003, we may be required to reclassify our loss from discontinued operations to continuing operations; or we may consider other alternatives, such as liquidating the assets of Mr. Rags, which could result in additional charges to our earnings.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Afterthoughts, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On February 2, 2002 approximately $25 million was outstanding on this line of credit, while $105 million was outstanding under the term loan. Also, on February 2, 2002, the borrowings under this credit facility were bearing interest at 3.5%, and we were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of February 2, 2002, we had $15 million of availability under the revolving line of credit. We also had $64,000 of issued letters of credit which are supported by and considered drawn against our line of credit.

In January 2002, we amended the credit facility effective as of February 1, 2002. The amendment modified certain technical and financial covenants in connection with the planned disposition of Mr. Rags (Lux Corp.). In connection with the amendment, we prepaid $20 million towards our regularly scheduled term loan payments due in Fiscal 2003.

We are required to maintain financial ratios under our credit facility. Required financial ratios include fixed charge coverage ratio, consolidated leverage ratio and current ratio. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions. If these financial ratios and other restrictive covenants are not maintained, our bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require us to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. As of February 2, 2002, we had future lease payment obligations under these operating leases of approximately $38.6 million (which includes certain leases of Mr. Rags which were guaranteed by us). In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases. At February 2, 2002, we had $485,000 accrued related to future payment obligations on leasehold improvement leases for closed stores. We are guarantor on approximately $11.6 million of operating leases of Mr. Rags. We expect our minimum rental commitments under all non-cancelable operating leases (which include retail locations) to be approximately $143 million in Fiscal 2003. For details concerning our financial commitments under these arrangements, see note 5 to our consolidated financial statements.

We review the operating performance of our stores on an on-going basis to determine which stores, if any, to expand, relocate or close. We closed 173 stores in Fiscal 2002 and anticipate closing approximately 50 stores in Fiscal 2003.

Our operations have historically provided a positive cash flow which, together with our cash balances, provide adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $99.9 million at the end of Fiscal 2002.

Net cash provided by operating activities from continuing operations was $92.9 million in Fiscal 2002 compared to $109.5 million in Fiscal 2001 and $110.8 million in Fiscal 2000. The primary sources of net cash provided by operating activities from continuing operations was income from continuing operations, adjusted for non-cash items. Our current ratio (current assets over current liabilities) was 2.6:1.0 for Fiscal 2002 and 2.8:1.0 for Fiscal 2001.

At the end of Fiscal 2002, we decreased our investment in inventories to $78.6 million, or 16%, from the Fiscal 2001 balance of $93.8 million. During Fiscal 2002, inventory turnover increased to 2.9 times from 2.5 times for Fiscal 2001. The decrease in inventories was due to conservative inventory management given economic conditions and projected sales. In addition, inventories on a per square foot basis decreased 16%.

Net cash used in investing activities of $49.2 million in Fiscal 2002 was primarily capital expenditures of $47.7 million and the purchase of short-term investments. During Fiscal 2002, we continued to expand and remodel our store base. Significant capital projects included the opening of 180 new stores and the remodeling of 120 stores. Funds expended for capital improvements in Fiscal 2002 totaled $47.7 million compared to $45.4 million in Fiscal 2001 and $48.9 million in Fiscal 2000. In Fiscal 2003, capital expenditures are expected to be approximately $50 million as we continue to invest in expanding and remodeling our store base and technology.

Net cash used in financing activities of $59 million in Fiscal 2002 was primarily due to our payments on the credit facility of $51.5 million and dividends paid of $7.6 million.

We have significant cash balances, a consistent ability to generate cash flow from operations and available funds under our credit facilities. We believe that we will be able to maintain our present financial condition and liquidity and be able to finance our capital expenditure plans for Fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, Financial Accounting Standards Board, the FASB, issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective February 3, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 requires that upon adoption by us of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition separately from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations

As of the date of adoption, we had unamortized goodwill in the amount of $193.1 million. Amortization expense related to goodwill was $8.7 million and $8.8 million for Fiscal 2002 and Fiscal 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

On July 5, 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As a result, SFAS No. 143 will not be effective for Fiscal 2003. Management has not determined the effect that SFAS No. 143 will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management has not determined the effect that the adoption of SFAS No. 144 will have on our consolidated financial statements.

RELATED PARTY TRANSACTIONS

We have set forth below various transactions with certain of our executive officers and directors. Although management believes that the transactions are not material to our consolidated financial position or operating results, we have included this information to provide our investors with a better understanding of our financial statements.

LEASING TRANSACTIONS. We lease our executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. One corporate general partner is controlled by Mr. Rowland Schaefer, our Chairman, and the other corporate general partner is controlled by immediate family members of our Chairman, including Marla Schaefer and E. Bonnie Schaefer, our two Co-Vice Chairpersons. Ira Kaplan, our Chief Financial Officer, has an approximate 5% interest in one of the corporate general partners. During Fiscal 2002, we paid Rowland Schaefer & Associates, Inc. $608,000 for rent and $239,000 for real estate taxes and operating expenses as required under the lease. The lease expires on July 31, 2005.

We lease retail space for a Claire's Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by immediate family members of our Chairman, including our two Co-Vice Chairpersons and another daughter of our Chairman. We entered into the lease with 720 Lexington Realty LLC in Fiscal 2002, which is when 720 Lexington Realty LLC purchased the property from the prior owner. During Fiscal 2002, we paid $255,000 of rent and $1,463 for percentage of sales rent to 720 Lexington Realty LLC. The terms under our lease with 720 Lexington Realty LLC are the same terms as were in effect when we leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expires on January 31, 2005.

Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.

LOANS TO OFFICERS. We have outstanding loans to certain of our executive officers. At February 2, 2002, we had an outstanding loan to our Chief Financial Officer in the principal amount of $600,000, which represents the greatest principal amount outstanding during Fiscal 2002. The loan bears interest at a floating rate equal to the applicable minimum Federal rate, which was 2.71% per annum as of February 2, 2002, is payable on demand, and was made for real estate improvements. At February 2, 2002, we had an outstanding loan to Mark Smith, our Chief Executive of Europe in the principal amount of 300,000 British pounds (or approximately $513,300 at the current exchange rate), which represents the greatest principal amount outstanding during Fiscal 2002. The loan bears no interest, is payable on demand upon the occurrence of certain events, and was made for real estate improvements. At February 2, 2002, we had an outstanding loan to the wife of our Chairman in the principal amount of $250,000, which represents the greatest principal amount outstanding during Fiscal 2002. The loan to our Chairman's wife was made for personal expenses and was repaid in April 2002. During the time the loan was outstanding, the loan bore interest at a floating rate equal to the applicable Federal rate, which was 2.71% per annum as of February 2, 2002, and was payable on demand. At February 2, 2002, we also had two outstanding loans that were made to our former President and Chief Operating Officer, Thomas Souza, in the aggregate principal amount of $551,000. The loans bear interest at a rate of 8.5% per annum and are payable upon demand. We have filed a suit against Mr. Souza for, among other things, repayment of these loans. As part of this lawsuit, Mr. Souza is challenging the terms and purposes for the loan.

OTHER ARRANGEMENTS WITH OUR CHAIRMAN. From time to time, we advance payments for personal expenses on behalf of our Chairman. At February 2, 2002, we had advanced approximately $433,000 of personal expenses for our Chairman. As of April 30, 2002, our Chairman had reimbursed us for all of these expenses. These advanced expenses, as well as the $250,000 loan to our Chairman's wife, were repaid to us from the proceeds of a $750,000 loan made by us to our Chairman. The loan was made in April 2002, bears interest at a rate of 4.6% per annum, and matures in April 2004.

We have made discretionary annual payments (prorated for any partial year) of $60,000 to the wife of our Chairman since her retirement in 1999. These discretionary payments were terminated in April 2002 and were made in consideration of her past services to us as a director and vice president.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During Fiscal 2002, included in comprehensive income and stockholders' equity is $9.5 million reflecting the unrealized loss on foreign currency translation. Based on our average net currency positions in Fiscal 2002, the potential loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

INTEREST RATES

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during Fiscal 2002, a 10% increase in the average effective interest rate in Fiscal 2002 would not have materially impacted our annual net interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                             PAGE NO.
                                                                           ------------

Independent Auditors' Report                                                     24

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001          25

Consolidated Statements of Income and Comprehensive Income for the
three fiscal years ended February 2, 2002                                        26

Consolidated Statements of Changes in Stockholders' Equity for the three
fiscal years ended February 2, 2002                                              27

Consolidated Statements of Cash Flows for the three fiscal years ended
February 2, 2002`                                                                28

Notes to Consolidated Financial Statements                                       29



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Claire's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire's Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire's Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
------------------------
Fort Lauderdale, Florida
April 5, 2002

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  FEB. 2,           FEB. 3,
                                                                   2002             2001
                                                                ---------          ---------
                                                       (In thousands, except share and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                                     $  99,912          $ 111,860
  Short-term investments                                            1,563                 --
  Inventories                                                      78,596             93,792
  Net assets of discontinued operation                                 --             26,567
  Prepaid expenses and other current assets                        34,353             33,745
                                                                ---------          ---------
    Total current assets                                          214,424            265,964
                                                                ---------          ---------
Property and equipment:
  Land and building                                                17,984             17,765
  Furniture, fixtures and equipment                               187,565            168,814
  Leasehold improvements                                          136,422            125,810
                                                                ---------          ---------
                                                                  341,971            312,389
  Less accumulated depreciation and amortization                 (177,997)          (153,614)
                                                                ---------          ---------
                                                                  163,974            158,775
                                                                ---------          ---------
  Goodwill, net                                                   193,140            204,269
  Other assets                                                     40,037             31,253
                                                                ---------          ---------
                                                                  233,177            235,522
                                                                ---------          ---------
    Total Assets                                                $ 611,575          $ 660,261
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                             $  21,040          $  31,263
  Trade accounts payable                                           30,874             27,033
  Income taxes payable                                              4,800              2,313
  Dividends payable                                                    --              1,916
  Accrued expenses                                                 25,822             31,927
                                                                ---------          ---------
    Total current liabilities                                      82,536             94,452
                                                                ---------          ---------
Long term liabilities:
  Long term debt                                                  110,104            151,374
  Deferred credits                                                 14,747             14,735
                                                                ---------          ---------
                                                                  124,851            166,109
                                                                ---------          ---------
Commitments and contingencies                                          --                 --

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares                  --                 --
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,830,819
    shares and 2,846,354 shares                                       142                142
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued  45,949,647 shares and
    45,930,363 shares                                               2,297              2,297
  Additional paid-in capital                                       29,871             29,825
  Accumulated other comprehensive loss                            (16,709)            (7,221)
  Retained earnings                                               389,039            375,109
                                                                ---------          ---------
                                                                  404,640            400,152
  Treasury stock, at cost (109,882 shares)                           (452)              (452)
                                                                ---------          ---------
                                                                  404,188            399,700
                                                                ---------          ---------
    Total Liabilities and Stockholders' Equity                  $ 611,575          $ 660,261
                                                                =========          =========

See accompanying notes to consolidated financial statements

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                           FISCAL YEAR ENDED
                                                                -----------------------------------------------
                                                                 FEB. 2,             FEB. 3,          JAN. 29,
                                                                   2002              2001               2000
                                                                ---------          ---------          ---------
                                                                    (In thousands, except per share amounts)
Net sales                                                       $ 918,737          $ 946,715          $ 764,848
Cost of sales, occupancy and buying expenses                      473,785            461,612            342,873
                                                                ---------          ---------          ---------
Gross profit                                                      444,952            485,103            421,975
                                                                ---------          ---------          ---------
Other expenses:
  Selling, general and administrative                             330,993            328,418            255,173
  Depreciation and amortization                                    42,931             42,039             27,100
  Gain on investments                                                  --                 --             (3,929)
  Interest expense (income), net                                    6,432              9,923             (3,473)
                                                                ---------          ---------          ---------
                                                                  380,356            380,380            274,871
                                                                ---------          ---------          ---------
  Income from continuing operations before income taxes            64,596            104,723            147,104

Income taxes                                                       23,470             36,951             53,901
                                                                ---------          ---------          ---------
  Income from continuing operations                                41,126             67,772             93,203
                                                                ---------          ---------          ---------

Discontinued operation:
  Loss from discontinued operation of Lux Corp. to
    February 2, 2002 less applicable income tax benefit
    of ($5,152), ($1,678) and ($3,041), respectively                8,588              2,797              5,268
  Loss on disposal of Lux Corp. including provision of
    $4,044 for losses during the phase out period, less
    income tax benefit of ($7,773)                                 12,955                 --                 --
                                                                ---------          ---------          ---------
  Net loss from discontinued operations                            21,543              2,797              5,268
                                                                ---------          ---------          ---------
  Net income                                                       19,583             64,975             87,935

    Foreign currency translation adjustments                       (9,488)            (6,993)               667
                                                                ---------          ---------          ---------
    Comprehensive income                                        $  10,095          $  57,982          $  88,602
                                                                =========          =========          =========
Net income (loss) per share:
  Basic:
    Income from continuing operations                           $    0.84          $    1.36          $    1.83
                                                                ---------          ---------          ---------

    Loss from operations of discontinued operation                  (0.18)             (0.06)             (0.11)
    Loss from disposal of discontinued operation                    (0.26)                --                 --
                                                                ---------          ---------          ---------
      Net loss from discontinued operation                          (0.44)             (0.06)             (0.11)
                                                                ---------          ---------          ---------
Net income per share                                            $    0.40          $    1.30          $    1.72
                                                                =========          =========          =========
  Diluted:
    Income from continuing operations                           $    0.84          $    1.35          $    1.82
                                                                ---------          ---------          ---------

    Loss from operations of discontinued operation                  (0.18)             (0.05)             (0.11)
    Loss from disposal of discontinued operation                    (0.26)                --                 --
                                                                ---------          ---------          ---------
      Net loss from discontinued operation                          (0.44)             (0.05)             (0.11)
                                                                ---------          ---------          ---------
Net income per share                                            $    0.40          $    1.30          $    1.71
                                                                =========          =========          =========

Weighted average number of shares outstanding:
  Basic                                                            48,671             49,931             50,985
                                                                =========          =========          =========
  Diluted                                                          48,751             50,101             51,334
                                                                =========          =========          =========

See accompanying notes to consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                         Accumulated
                                     Class A                  Additional    Other
                                     Common       Common       Paid-In   Comprehensive  Retained    Treasury
                                      Stock       Stock        Capital       Loss       Earnings      Stock       Total
                                    ---------    ---------    ---------  ------------  ---------    ---------    ---------
Balance January 30, 1999            $     145    $   2,401    $  25,398   $    (895)   $ 287,621    $    (452)   $ 314,218
Net income                                 --           --           --          --       87,935           --       87,935
Class A Common stock converted to
  Common stock                             (2)           2           --          --           --           --           --
Stock options exercised                    --           16        2,693          --           --           --        2,709
Cash dividends ($.16 per Common
  share and $.08 per Class A
  Common share)                            --           --           --          --       (7,943)          --       (7,943)
Tax benefit from exercised stock
  options                                  --           --        1,200          --           --           --        1,200
Foreign currency translation
  adjustment                               --           --           --         667           --           --          667
                                    ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance January 29, 2000                  143        2,419       29,291        (228)     367,613         (452)     398,786
Net income                                 --           --           --          --       64,975           --       64,975
Class A Common stock converted to
  Common stock                             (1)           1           --          --           --           --           --
Purchase of treasury stock                 --           --           --          --           --      (49,913)     (49,913)
Retirement of treasury stock               --         (127)          --          --      (49,786)      49,913           --
Stock options exercised                    --            4          474          --           --           --          478
Cash dividends ($.16 per Common
  share and $.08 per Class A
  Common share)                            --           --           --          --       (7,693)          --       (7,693)
Tax benefit from exercised stock
  options                                  --           --           60          --           --           --           60
Foreign currency translation
  adjustment                               --           --           --      (6,993)          --           --       (6,993)
                                    ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance February 3, 2001                  142        2,297       29,825      (7,221)     375,109         (452)     399,700
Net income                                 --           --           --          --       19,583           --       19,583
Stock options exercised                    --           --           46          --           --           --           46
Cash dividends ($.16 per Common
  share and $.08 per Class A
  Common share)                            --           --           --          --       (5,653)          --       (5,653)
Foreign currency translation
  adjustment                               --           --           --      (9,488)          --           --       (9,488)
                                    ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance February 2, 2002            $     142    $   2,297    $  29,871   $ (16,709)   $ 389,039    $    (452)   $ 404,188
                                    =========    =========    =========   =========    =========    =========    =========



See accompanying notes to consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEAR ENDED
                                                                        --------------------------------------------
                                                                         FEB. 2,          FEB. 3,         JAN. 29,
                                                                          2002             2001             2000
                                                                        ---------        ---------        ---------
                                                                                   (In thousands)
Cash flows from operating activities:
  Net income                                                              $  19,583        $  64,975        $  87,935
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss from discontinued operations, net of tax benefit                     8,588            2,797            5,268
    Loss on disposal of discontinued operations, net of tax benefit          12,955               --               --
    Depreciation and amortization                                            42,931           42,039           27,100
    Deferred income taxes                                                     3,858            8,049              704
    Gain on investments                                                          --               --           (3,929)
    Loss on retirement of property and equipment                              1,763            1,874              570
    Impairment of long-lived assets                                           2,220               --            8,700
  Increase (decrease) in -
    Inventories                                                              14,569              467           (5,266)
    Prepaid expenses and other assets                                       (14,474)           8,199          (27,332)
  Increase (decrease) in -
    Trade accounts payable                                                    4,026           (5,646)           8,050
    Income taxes payable                                                      2,524          (14,659)             345
    Accrued expenses                                                         (5,814)            (534)           6,342
    Deferred credits                                                            130            1,903            2,321
                                                                          ---------        ---------        ---------
Net cash provided by continuing operations                                   92,859          109,464          110,808
Net cash provided by (used in) discontinued operations                        7,626           (5,739)          (4,341)
                                                                          ---------        ---------        ---------
Net cash provided by operating activities                                   100,485          103,725          106,467
                                                                          ---------        ---------        ---------
Cash flows from investing activities:
  Acquisition of property and equipment                                     (45,055)         (43,405)         (42,349)
  Acquisition of business, net of cash acquired                                  --           (9,548)        (249,811)
  Sale (purchase) of short-term investments                                  (1,563)           3,455           36,231
  Capital expenditures of discontinued operations                            (2,603)          (2,054)          (6,517)
  Acquisition of minority interest in a foreign subsidiary                       --               --          (18,000)
                                                                          ---------        ---------        ---------
Net cash used in investing activities                                       (49,221)         (51,552)        (280,446)
                                                                          ---------        ---------        ---------

Cash flows from financing activities:
  Principal borrowings (payments) on debt                                   (51,493)         (20,082)         199,452
  Purchase of treasury stock                                                     --          (49,913)              --
  Proceeds from stock options exercised                                          46              538            3,909
  Dividends paid                                                             (7,569)          (7,839)          (7,929)
                                                                          ---------        ---------        ---------
Net cash (used in) provided by financing activities                         (59,016)         (77,296)         195,432
                                                                          ---------        ---------        ---------
Effect of foreign currency exchange rate changes on cash
  and cash equivalents                                                       (4,196)          (2,537)             667
                                                                          ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents                        (11,948)         (27,660)          22,120

Cash and cash equivalents at beginning of period                            111,860          139,520          117,400
                                                                          ---------        ---------        ---------

Cash and cash equivalents at end of period                                $  99,912        $ 111,860        $ 139,520
                                                                          =========        =========        =========


See accompanying notes to consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Claire's Stores, Inc., a Florida corporation, and subsidiaries (collectively the "Company"), is a leading retailer of popular priced fashion accessories targeted towards pre-teens and teenagers. The Company operates stores throughout the United States, Canada, the Caribbean, United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan.

REINCORPORATION - In June 2000, Claire's Stores, Inc. completed its reincorporation from the State of Delaware to the State of Florida through a merger transaction. In accordance with generally accepted accounting principles, the merger and resulting reincorporation have been accounted for as a reorganization of entities under common control at historical cost in a manner similar to a pooling of interests. Under this accounting method, the assets and liabilities of the combined entities have been carried forward at their recorded historical book values.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in its Japanese joint venture is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation. In January 2002, the Company adopted a plan to discontinue its Mr. Rags (Lux Corp) Apparel division. The consolidated financial statements and notes thereto have been restated and reclassified for all periods presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates include valuation of inventories, provisions for income taxes and the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.

RECLASSIFICATIONS - The consolidated financial statements include certain reclassifications of prior year amounts in order to conform to current year presentation.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January
31. Fiscal year 2002 consisted of 52 weeks, Fiscal year 2001 consisted of 53 weeks and Fiscal year 2000 consisted of 52 weeks.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS - These investments consist of highly liquid debt instruments purchased with a maturity greater than three months but less than one year. The Company typically classified its debt securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

INVENTORIES - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America, while the international subsidiaries use average cost. Approximately 25% and 14% of the Company's inventory was maintained using the average cost method, in Fiscal 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

GOODWILL - In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company had unamortized goodwill in the amount of $193.1 million. Amortization expense related to goodwill was $8.7 million and $8.8 million for the year ended February 2, 2002 and February 3, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

OTHER ASSETS - Other assets includes primarily the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases. These prepaid expenses are amortized on a straight line basis over the respective lease terms, typically ranging from 4 to 7 years.

Also included in Other Assets is the Company's investment in rent deposits made to landlords in North America and landlords and former tenants internationally. The rent deposits to landlords are typically collected upon the conclusion of a lease, provided all contractual terms of the lease were satisfied. The rent deposits to landlords internationally are sometimes amortized as additional rent expense on a straight line basis, if there is no contractual obligation calling for the repayment by the landlord. The rent deposits made by the Company to former tenants internationally are considered intangible assets. The Company periodically reviews the value of these intangibles and has determined that the market value meets or exceeds their recorded values.

NET INCOME PER SHARE - Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (48,671,000 shares in Fiscal 2002, 49,931,000 shares in Fiscal 2001 and 50,985,000 shares in Fiscal 2000). Diluted net income per share includes the dilutive effect of stock options plus the number of shares included in basic net income per share (48,751,000 shares in Fiscal 2002, 50,101,000 shares in Fiscal 2001 and 51,334,000 shares in Fiscal 2000). Options to purchase 1,156,510, 560,500 and 210,000 shares of common stock, at prices ranging from $17.31 to $30.25 per share, $20.38 to $30.25 per share and $25.00 to $30.25 per share, respectively, were outstanding for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of current assets, current liabilities and long term debt. Current assets and liabilities approximate fair market value. Long term debt is considered to approximate market value due to the interest rate being variable.

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

In December 1999, the Company began implementation of a reorganization plan to eliminate redundant field operations and optimize square footage efficiency as a result of the acquisition of Afterthoughts. As a result of the reorganization and the Company's periodic review of impairment, the Company recorded a $2.2 million ($1.4 million after tax) and $8.7 million ($5.5 million after tax) non-cash charge to write off the assets whose carrying value had been impaired in Fiscal 2002 and 2000, respectively.

STOCK OPTIONS - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS - On July 5, 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As a result, SFAS No. 143 will not be effective for the Company's Fiscal 2003 financial statements. Management has not determined the effect that SFAS No. 143 will have on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management has not determined the effect that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

2.  ACQUISITIONS

In February 2000, the Company completed its acquisition of Claire's France, a privately held 42 store fashion accessory chain with its headquarters in Paris, France. The transaction was accounted for as a purchase. The purchase price was approximately $11 million. Excess purchase price over fair market value of the underlying assets, primarily fixed assets, rent deposits and inventory allocated to goodwill, which was being amortized over twenty five years through the end of Fiscal 2002. The Company's results of operations include Cleopatre's from the date of acquisition of February 28, 2000. Operating results on a pro forma basis, including Cleopatre as if the purchase had occurred at the beginning of the periods presented, are not disclosed due to immateriality.

In February 1999, the Company paid $18,000,000 to the former owner of a foreign subsidiary for the purchase of his minority interest and recorded this amount as goodwill.

In December 1999, the Company completed the acquisition of Afterthoughts, a 768 store fashion accessory chain operated as a division of Venator Group, Inc. ("Venator"). The transaction was accounted for as a purchase. The purchase price was $250 million, $200 million of which was financed through a credit facility. Excess purchase price over fair market value of the underlying assets, primarily fixed assets and inventory, was allocated primarily to goodwill, which was being amortized over twenty five years through the end of Fiscal 2002. The Company's results of operations include Afterthoughts from December 1, 1999 through January 29, 2000.

The following table presents the fair value of assets acquired and the net cash paid for the acquisition of Afterthoughts (in thousands):

      Fair value of assets acquired             $  69,400
      Allocated value of intangibles              180,600
                                                ---------
      Cash paid for acquisition                   250,000
      Cash acquired in acquisition                   (189)
                                                ---------
      Total cash paid in acquisition, net       $ 249,811
                                                =========




3.  DISCONTINUED OPERATIONS

In January 2002, the Company announced its decision to discontinue the operations of Lux Corp (Mr. Rags), a wholly-owned subsidiary that previously represented its apparel segment. The Company's disposal plan is to sell substantially all of the assets and liabilities of Lux Corp. by the end of Fiscal 2003; however, the Board of Directors has authorized the disposal by other means as well. The operations of Mr. Rags have been accounted for as a discontinued operation in the Consolidated Financial Statements of the Company. Although the Company's plan allows for the disposition by the end of Fiscal 2003, management estimates that the plan will be completed within the first six months of Fiscal 2003. The Company has used a six month period of time in estimating the loss during the phase-out period. The assets of Lux Corp. consist primarily of inventory, fixed assets and prepaids, while the liabilities primarily include trade payables, accrued expenses and deferred credits.

In connection with the discontinuation of Mr. Rags, the Company incurred a charge of approximately $20.7 million before-tax, or $13 million after-tax, for the loss on disposal of the segment in Fiscal 2002. Major components of the loss include management's estimate of the excess of net assets over proceeds expected from the sale, professional and credit facility fees expected to be incurred in connection with the sale, and approximately $4 million of operating losses during the phase-out period. Actual amounts may differ from these estimates. The Company also incurred a charge of $13.7 million before-tax, or $8.6 million after-tax, loss from discontinued operations recorded through the measurement date in Fiscal 2002. This loss included a $1.3 million before-tax, or $0.8 million after-tax non-cash charge to write off the assets of stores whose carrying value had become impaired. At February 2, 2002, the Company was a guarantor on approximately $11.6 million of non-cancelable operating leases of Mr. Rags.

4.  CREDIT FACILITIES

In connection with the acquisition of Afterthoughts, the Company entered into a credit facility pursuant to which the Company financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On February 2, 2002 approximately $25 million was outstanding on this line of credit, while $105 million was outstanding under the term loan. The borrowings under this credit facility were bearing interest at 3.5%, and the Company was in compliance with all debt covenants at February 2, 2002. The Company cannot re-borrow amounts repaid under the term loan. As a result, the Company has no future availability under the term loan. The Company can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of February 2, 2002, the Company had $15.0 million of availability under the revolving line of credit. The Company also had $64,000 of issued letters of credit which are supported and considered drawn against our line of credit.

In January 2002, the Company modified the credit facility terms through a First Amendment and Consent dated as of February 1, 2002. The amendment modified certain technical and financial covenants in connection with the planned disposition of Mr. Rags (Lux Corp.) as a discontinued operation. In connection with the amendment, the Company prepaid $20 million towards the regularly scheduled term loan payments due in Fiscal 2003.

The Company's non-U.S. subsidiaries have credit facilities totaling approximately $1.1 million with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 2, 2002, the borrowings totaled $1.1 million, bearing interest at rates at approximately 5%.

The scheduled maturity of the Company's credit facilities are as follows (in thousands):


     FISCAL YEAR:

     2003                $21,040
     2004                 40,000
     2005                 70,104
     Thereafter               --
                        --------
                        $131,144
                        =========

5.  COMMITMENTS AND CONTINGENCIES

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2027 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended February 2, 2002 is set forth below:

                                                          FISCAL           FISCAL           FISCAL
                                                           2002             2001              2000
                                                          --------         --------         --------
                                                                        (In thousands)
      Minimum rentals                                     $123,186         $122,356         $ 89,958
      Rentals based on net sales                             1,712            2,113            2,241
      Other rental expense - equipment                      22,788           21,140           16,473
                                                          --------         --------         --------
      Rental expense from continuing operations           $147,686         $145,609         $108,672
      Rental expense from discontinued operations           13,752           13,200            9,682
                                                          --------         --------         --------
      Total rental expense                                $161,438         $158,809         $118,354
                                                          ========         ========         ========


Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

                             FROM                 FROM
                          CONTINUING          DISCONTINUED
                          OPERATIONS           OPERATIONS
                         ------------         ------------
      2003               $    129,965         $     13,195
      2004                    117,766               13,112
      2005                    105,423               11,679
      2006                     92,563               10,566
      2007                     82,875                9,698
      Thereafter              276,206               22,208
                         ------------         ------------
                         $    804,798         $     80,458
                         ============         ============


Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indexes.

Approximately 36% of the merchandise purchased by the Company in North America was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company's operations.


6.  STOCKHOLDERS' EQUITY

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

STOCK REPURCHASE PROGRAM - In April 2000, the Company's Board of Directors approved a $50 million stock repurchase program. In connection with this program, the Company repurchased 2,546,200 shares at a cost of approximately $50 million. In December 2000, the Company retired these shares.

7. STOCK OPTIONS

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

Options to purchase an additional 738,149 shares were outstanding, but not yet exercisable, at February 3, 2002 under the 1991 Plan and the 1996 Plan. There were 3,939,773 shares of Common stock available for future option grants under the 1996 Plan at February 2, 2002 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company's stock option plans is presented below:

                                                FISCAL 2002                    FISCAL 2001                     FISCAL 2000
                                         ---------------------------   -----------------------------   ---------------------------
                                                          WEIGHTED                        WEIGHTED                      WEIGHTED
                                           NUMBER          AVERAGE           NUMBER       AVERAGE            NUMBER      AVERAGE
                                             OF           EXERCISE             OF         EXERCISE             OF       EXERCISE
                                           SHARES           PRICE            SHARES        PRICE             SHARES       PRICE
                                         -------------  ------------   ---------------  ------------   ---------------  ----------
Outstanding at beginning of period          1,360,264       $ 19.24         1,191,824       $ 18.21         1,222,291     $ 13.66
Options granted                                40,000       $ 13.90           605,000       $ 17.82           536,000     $ 25.08
Options exercised                              (3,750)      $ 12.17           (80,310)       $ 5.95          (296,100)     $ 8.28
Options canceled                             (111,537)      $ 22.58          (356,250)      $ 16.39          (270,367)    $ 22.83
                                         -------------                 ---------------                 ---------------
Outstanding at end of period                1,284,977       $ 18.80         1,360,264       $ 19.24         1,191,824     $ 18.21
                                         =============                 ===============                 ===============
Exercisable at end of period                  546,828       $ 17.56           432,665       $ 17.54           348,772     $ 14.81
                                         =============                 ===============                 ===============
Weighted average fair value of options
granted during the period (see below)                        $ 7.70                         $ 11.06                       $ 24.92



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    FISCAL                   FISCAL                   FISCAL
                                                     2002                     2001                     2000
                                             ---------------------     --------------------     --------------------
Expected dividend yield                                     0.65%                    0.65%                    0.64%
Expected stock price volatility                            50.00%                   50.00%                   37.65%
Risk-Free interest rate                                     2.97%                    6.14%                    6.00%
Expected life of options                        4.5 and 9.5 years        4.5 and 9.5 years        4.5 and 9.5 years



The following table summarizes information about stock options outstanding at February 2, 2002:


                                                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                              --------------------------------------------------  --------------------------------
                                                                 WEIGHTED
                                                                  AVERAGE           WEIGHTED                          WEIGHTED
                                                NUMBER OF        REMAINING          AVERAGE           NUMBER          AVERAGE
                                                  SHARES        CONTRACTUAL         EXERCISE            OF            EXERCISE
RANGE OF EXERCISE PRICES                       OUTSTANDING          LIFE             PRICE            SHARES           PRICE
-------------------------                     ---------------  ---------------   ---------------  ---------------  ---------------
$5.11 to $17.31                                      270,627        5.3              $11.57              122,396       $10.20
$17.75 to $17.75                                       4,450        6.0              $17.75                1,650       $17.75
$17.81 to $17.81                                     300,000        8.0              $17.81               60,000       $17.81
$17.92 to $20.38                                     415,000        5.9              $18.92              268,132       $18.17
$21.25 to $30.25                                     294,900        6.4              $26.29               94,650       $25.21
                                              ---------------                                     ---------------
$5.11 to $30.25                                    1,284,977        6.4              $18.80              546,828       $17.56
                                              ===============                                     ===============


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

                                                                    FISCAL YEAR ENDED
                                                          -------------------------------------------
                                                             2002            2001           2000
                                                          ------------    -----------    ------------
Net income - as reported                                      $19,583        $64,975         $87,935
Net income - pro forma                                         18,509         63,847          87,217
Basic net income per share - as reported                         0.40           1.30            1.72
Basic net income per share - proforma                            0.38           1.28            1.71
Diluted net income per share - as reported                       0.40           1.30            1.71
Diluted net income per share - pro forma                         0.38           1.27            1.70



8.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee's salary. In Fiscal 2002, Fiscal 2001 and Fiscal 2000, the cost of Company matching contributions was $493,000, $439,000 and $435,000, respectively.

DEFERRED COMPENSATION PLANS

In August 1999, the Company adopted a deferred compensation plan that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants' cash compensation based on the participants' number of years of service. All contributions are immediately vested. The Company's obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan are included in cash and cash equivalents on the Company's balance sheet and totaled $1.2 million, $682,000 and $249,000 at February 2, 2002, February 3, 2001 and January 29, 2000 respectively. The obligations under the plan are included in accrued expenses. Total Company contributions were $194,000, $154,000 and $61,000 in Fiscal 2002, 2001 and 2000, respectively.

INCENTIVE COMPENSATION PLAN

In Fiscal 2001, the Company adopted, which was also approved by the Company's shareholders, an incentive compensation plan for the Chairman of the Board. Under this plan, a percentage equal to twice the percentage increase in the consolidated pretax income of the Company over the prior fiscal year, will be applied against the Chairman of the Board's base salary in determining the amount of incentive compensation earned. No amounts were paid or accrued during Fiscal 2002 or 2001 by the Company pursuant to this plan.

9.  INCOME TAXES

Income before income taxes from continuing operations is as follows:

                                                  FISCAL YEAR
                                -------------------------------------------------------
                                    2002                 2001                2000
                                -------------        -------------       --------------
                                                     (In thousands)
Domestic                             $48,449              $77,810             $123,271
Foreign                               16,147               26,913               23,833
                                -------------        -------------       --------------
                                     $64,596             $104,723             $147,104
                                =============        =============       ==============



The components of income tax expense (benefit) consist of the following:

                                                                          FISCAL YEAR ENDED
                                                           -----------------------------------------------
                                                             FEB. 2,          FEB. 3,          JAN. 29,
                                                              2002              2001             2000
                                                           ------------     -------------     ------------
                                                                           (In thousands)
Federal:
  Current                                                      $14,547           $20,839          $39,872
  Deferred                                                       3,626             6,928              101
                                                           ------------     -------------     ------------
                                                                18,173            27,767           39,973
                                                           ------------     -------------     ------------
State:
  Current                                                        2,065             2,770            5,395
  Deferred                                                         432               714               33
                                                           ------------     -------------     ------------
                                                                 2,497             3,484            5,428
                                                           ------------     -------------     ------------
Foreign:
  Current                                                        2,800             5,700            8,500
                                                           ------------     -------------     ------------
Total income tax expense from continuing operations             23,470            36,951           53,901
Tax benefit of discontinued operations                         (12,925)           (1,678)          (3,041)
                                                           ------------     -------------     ------------
Total income tax expense                                       $10,545           $35,273          $50,860
                                                           ============     =============     ============


The approximate tax effect on each type of significant components of the Company's net deferred tax asset are as follows:

                                                 FISCAL YEAR ENDED
                                               -----------------------
                                                FEB. 2,       FEB. 3,
                                                  2002         2001
                                               --------       --------
                                                   (In thousands)
      Deferred tax assets:
        Depreciation                           $  1,605       $  1,994
        Accrued expenses                          1,754          2,010
        Deferred rent                             2,796          2,635
        Discontinued operations                   8,251             --
        Other                                     2,092            995
        Net operating loss carryforwards          1,324          1,565
                                               --------       --------
          Total gross deferred tax assets        17,822          9,199

      Valuation allowance                        (1,324)        (1,565)
                                               --------       --------
          Total deferred tax assets, net         16,498          7,634

      Deferred tax liabilities:
        Operating leases                          4,441          2,925
        Intangible amortization                   6,230          2,828
        Other                                       222            133
                                               --------       --------
      Total deferred tax liabilities             10,893          5,886
                                               --------       --------
          Net deferred tax asset               $  5,605       $  1,748
                                               ========       ========




The provision for income taxes from continuing operations differs from an amount computed at the statutory rates as follows:

                                                                      FEB. 2,      FEB. 3,     JAN. 29,
                                                                       2002         2001         2000
                                                                     --------      -------     ---------
      U.S. income taxes at statutory rates                             35.0%        35.0%        35.0%
      Foreign income tax benefit at less than domestic rate             (3.6)        (3.6)        (1.0)
      State and local income taxes, net of federal tax benefit           2.6          2.6          2.6
      Other                                                              1.0          1.0          0.4
                                                                      ------       ------       ------
                                                                       35.0%       35.0 %        37.0%
                                                                      ======       ======       ======


The Company believes that the realization of the net deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods. As of February 2, 2002, there are accumulated unremitted earnings from the Company's foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $9.8 million would be due upon repatriation.

As of February 2, 2002, foreign subsidiaries of the Company had available net operating loss ("NOL") carryforwards of approximately $2.7 million for federal income tax purposes, of which $2.2 million has an indefinite expiration. The remaining $500 thousand expires between fiscal years 2003 and 2005. Additionally, Lux Corporation had available state NOL carryforwards of $9.7 million for state income tax purposes. The state carryforwards are subject to various expiration dates pursuant to the applicable statutes of the respective taxing jurisdictions. Generally, a valuation allowance has been established for these carryforwards because the ability to utilize them is uncertain. The change in the valuation allowance of $241 thousand from Fiscal 2001 to Fiscal 2002 was primarily the result of utilization, net of expiration of NOL carryforwards in the Company's foreign subsidiaries, offset by additional valuation allowance attributable to state NOL carryforwards of Lux Corp. The net change in the total valuation allowance for the years ended fiscal 2002, 2001 and 2000 was a (decrease) increase of $(241,000), $1,565,000 and $0, respectively.

10.  STATEMENTS OF CASH FLOWS

Payments of income taxes were $15,006,000 in Fiscal 2002, $42,060,000 in Fiscal 2001 and $46,987,000 in Fiscal 2000. Payments of interest were $12,467,000 in Fiscal 2002, $12,918,000 in Fiscal 2001 and $1,496,000 in Fiscal 2000.

11.  RELATED PARTY TRANSACTIONS

LEASING TRANSACTIONS

The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. One corporate general partner is controlled by the Company's Chairman, and the other corporate general partner is controlled by immediate family members of the Company's Chairman, including the Company's two Co-Vice Chairpersons. The Company's Chief Financial Officer has an approximate 5% interest in one of the corporate general partners. During Fiscal 2002, the Company paid Rowland Schaefer & Associates, Inc. $608,000 for rent and $239,000 for real estate taxes and operating expenses as required under the lease. The lease expires on July 31, 2005.

The Company leases retail space for a Claire's Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by immediate family members of the Company's Chairman, including the Company's two Co-Vice Chairpersons and another daughter of the Company's Chairman. The Company entered into the lease with 720 Lexington Realty LLC in Fiscal 2002, which is when 720 Lexington Realty LLC purchased the property from the prior owner. During Fiscal 2002, the Company paid $255,000 of rent and $1,463 for percentage of sales rent to 720 Lexington Realty LLC. The terms under the lease with 720 Lexington Realty LLC are the same terms as were in effect when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expires on January 31, 2005.

Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.

LOANS TO OFFICERS

The Company has outstanding loans to certain of its executive officers. At February 2, 2002, the Company had an outstanding loan to its Chief Financial Officer in the principal amount of $600,000, which represents the greatest principal amount outstanding during Fiscal 2002. The loan bears interest at a floating rate equal to the applicable minimum Federal rate, which was 2.71% per annum as of February 2, 2002, is payable on demand, and was made for real estate improvements. At February 2, 2002, the Company had an outstanding loan to Mark Smith, its Chief Executive of Europe in the principal amount of 300,000 British pounds (or approximately $513,300 at the current exchange rate), which represents the greatest principal amount outstanding during Fiscal 2002. The loan bears no interest, is payable on demand upon the occurrence of certain events, and was made for real estate improvements. At February 2, 2002, the Company had an outstanding loan to the wife of its Chairman in the principal amount of $250,000, which represents the greatest principal amount outstanding during Fiscal 2002. The loan to its Chairman's wife was made for personal expenses and was repaid in April 2002. During the time the loan was outstanding, the loan bore interest at a floating rate equal to the applicable Federal rate, which was 2.71% per annum as of February 2, 2002, and was payable on demand. At February 2, 2002, the Company also had two outstanding loans that were made to its former President and Chief Operating Officer, Thomas Souza, in the aggregate principal amount of $551,000. The loans bear interest at a rate of 8.5% per annum and are payable upon demand. The Company has filed a suit against Mr. Souza for, among other things, repayment of these loans. As part of this lawsuit, Mr. Souza is challenging the terms and purposes for the loan.

OTHER ARRANGEMENTS WITH OUR CHAIRMAN

From time to time, the Company advances payments for personal expenses on behalf of its Chairman. At February 2, 2002, the Company had advanced approximately $433,000 of personal expenses for its Chairman. As of April 30, 2002, the Chairman had reimbursed the Company for all of these expenses. These advanced expenses, as well as the $250,000 loan to the Chairman's wife, were repaid to the Company from the proceeds of a $750,000 loan made by the Company to its Chairman. The loan was made in April 2002, bears interest at a rate of 4.6% per annum and matures in April 2004.

The Company has made discretionary annual payments (prorated for any partial year) of $60,000 to the wife of its Chairman since her retirement in 1999. These discretionary payments were terminated in April 2002 and were made in consideration of her past services to the Company as a director and vice president.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     FISCAL YEAR ENDED FEBRUARY 2, 2002
                                               -------------------------------------------------------------------------------
                                                  1ST QTR         2ND QTR          3RD QTR          4TH QTR            YEAR
                                               -----------      -----------      -----------      -----------      -----------
                                                                (In thousands except per share amounts)
Net sales                                      $   212,876      $   221,312      $   204,139      $   280,410      $   918,737
Gross profit                                       106,198           94,303           97,509          146,942          444,952
Income (loss) from continuing operations             9,227           (1,017)           3,105           29,811           41,126
Net income                                           7,748           (5,927)           2,380           15,382           19,583

Basic net income per share
  Income (loss) from continuing operations     $      0.19      $     (0.02)     $      0.06      $      0.61      $      0.84
  Loss from discontinued operations                  (0.03)           (0.10)           (0.01)           (0.29)           (0.44)
                                               -----------      -----------      -----------      -----------      -----------
  Net income (loss)                            $      0.16      $     (0.12)     $      0.05      $      0.32      $      0.40
                                               ===========      ===========      ===========      ===========      ===========

Diluted net income per share
Income (loss) from continuing operations       $      0.19      $     (0.02)     $      0.07      $      0.61      $      0.84
Loss from discontinued operations                    (0.03)           (0.10)           (0.02)           (0.29)           (0.44)
                                               -----------      -----------      -----------      -----------      -----------
Net income (loss)                              $      0.16      $     (0.12)     $      0.05      $      0.32      $      0.40
                                               ===========      ===========      ===========      ===========      ===========



                                                                     FISCAL YEAR ENDED FEBRUARY 3, 2001
                                               -------------------------------------------------------------------------------
                                                  1ST QTR         2ND QTR          3RD QTR          4TH QTR            YEAR
                                               -----------      -----------      -----------      -----------      -----------
                                                                (In thousands except per share amounts)
Net sales                                      $   209,760      $   227,474      $   213,795      $   295,686      $   946,715
Gross profit                                       100,530          121,238          110,709          152,625          485,103
Income (loss) from continuing operations             6,282           18,250           12,888           30,352           67,772
Net income                                           3,993           17,112           13,844           30,026           64,975

Basic net income per share
  Income (loss) from continuing operations     $      0.12      $      0.36      $      0.26      $      0.62      $      1.36
  Loss from discontinued operations                  (0.04)           (0.02)            0.02            (0.01)           (0.06)
                                               -----------      -----------      -----------      -----------      -----------
Net income (loss)                              $      0.08      $      0.34      $      0.28      $      0.61      $      1.30
                                               ===========      ===========      ===========      ===========      ===========

Diluted net income per share
  Income (loss) from continuing operations     $      0.12      $      0.36      $      0.26      $      0.62      $      1.35
  Loss from discontinued operations                  (0.04)           (0.02)            0.02            (0.01)           (0.05)
                                               -----------      -----------      -----------      -----------      -----------
  Net income (loss)                            $      0.08      $      0.34      $      0.28      $      0.61      $      1.30
                                               ===========      ===========      ===========      ===========      ===========


13.  SEGMENT REPORTING

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has three reportable segments: North American Accessory, International Accessory and the Apparel Stores (the Company has accounted for this segment as a discontinued operation).

Information about the Company's operations by segment is as follows:

                                                                    FISCAL YEAR ENDED
                                                          ---------------------------------------
                                                            2002           2001           2000
                                                          ---------      ---------      ---------
                                                                      (In thousands)
Net sales:
  North American Accessory                                $ 711,299      $ 764,154      $ 625,652
  International Accessory                                   207,438        182,561        139,196
                                                          ---------      ---------      ---------
    Total net sales                                       $ 918,737      $ 946,715      $ 764,848
                                                          =========      =========      =========
Operating income:
  North American Accessory                                $  85,300      $ 124,023      $ 135,620
  International Accessory                                    28,659         32,662         31,182
                                                          ---------      ---------      ---------
    Total operating income                                $ 113,959      $ 156,685      $ 166,802
                                                          =========      =========      =========
Depreciation and amortization:
  North American Accessory                                $  32,402      $  34,039      $  22,442
  International Accessory                                    10,529          8,000          4,658
                                                          ---------      ---------      ---------
    Total depreciation and amortization                   $  42,931      $  42,039      $  27,100
                                                          =========      =========      =========
Interest expense (income), net:
  North American Accessory                                $   7,987      $  11,253      $  (2,398)
  International Accessory                                    (1,555)        (1,330)        (1,075)
                                                          ---------      ---------      ---------
    Total interest expense (income), net                  $   6,432      $   9,923      $  (3,473)
                                                          =========      =========      =========
Gain on investments                                       $      --      $      --      $  (3,929)
                                                          =========      =========      =========
Income from continuing operations before income taxes     $  64,596      $ 104,723      $ 147,104
                                                          =========      =========      =========
Identifiable assets:
  North American Accessory                                $ 187,074      $ 225,372      $ 442,234
  International Accessory                                   125,315        128,934         93,057
  Net Assets of Discontinued Operation                           --         26,567         21,733
  Corporate                                                 299,186        279,388        138,268
                                                          ---------      ---------      ---------
    Total assets                                          $ 611,575      $ 660,261      $ 695,292
                                                          =========      =========      =========
Capital expenditures:
  North American Accessory                                $  31,257      $  25,004      $  25,025
  International Accessory                                    13,798         18,401         17,324
  Discontinued Operation                                      2,603          2,054          6,517
                                                          ---------      ---------      ---------
    Total capital expenditures                            $  47,658      $  45,459      $  48,866
                                                          =========      =========      =========




Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. Operating income represents gross profit less selling, general and administrative costs. Approximately 18%, 15% and 15% of the Company's net sales were in the United Kingdom for Fiscal Years' 2002, 2001 and 2000, respectively.

In addition, a significant amount of merchandise purchases come from China. Any change in the political or trade relationship with the United States affecting our ability to import goods in quantities or at prices similar to past practices could have a material adverse affect on the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10,11,12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Items 10, 11, 12 and 13 will be contained in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.


1. FINANCIAL STATEMENTS
                                                                      PAGE NO.
                                                                      --------

   Independent Auditors' Report                                          24

   Consolidated Balance Sheets as of February 2, 2002 and
        February 3, 2001                                                 25

   Consolidated Statements of Income and Comprehensive Income
        for the three fiscal years ended February 2, 2002                26

   Consolidated Statements of Changes in Stockholders'
        Equity for the three fiscal years ended February 2, 2002         27

   Consolidated statements of Cash Flows for the three fiscal
        ended February 2, 2002                                           28

    Notes to Consolidated Financial Statements                           29

2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

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

(10)(q) Promissory Note dated January 23, 2002 in the principal amount of $600,000 by the Company's Chief Financial Officer.

(10)(r) Deed (Promissory Note) dated December 1997 in the principal amount of(pound)300,000 by the Company's Chief Executive of Europe.

(10)(s) Promissory Note dated January 23, 2002 in the Principal amount of $250,000 by the wife of the Company's Chairman.

(10)(t) First Amendment and Consent, dated February 1, 2002, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank.

(21) Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001).

(23)        Consent of KPMG LLP.

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

                                              CLAIRE'S STORES, INC.


                                              By  /s/ ROWLAND SCHAEFER
                                                  -----------------------------
                                                  Rowland Schaefer, Chief
                                                  Executive Officer, President
                                                  and Chairman of the Board of
                                                  Directors
May 2, 2002

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2002.

                                               /s/ ROWLAND SCHAEFER
                                               --------------------------------
                                               Rowland Schaefer, Chief Executive
                                               Officer, President and Chairman
                                               of the Board of Directors

                                               /s/ MARLA SCHAEFER
                                               --------------------------------
                                               Marla Schaefer, Vice Chairman of
                                               the Board of Directors

                                               /s/ EILEEN SCHAEFER
                                               --------------------------------
                                               Eileen B. Schaefer, Vice Chairman
                                               of the Board of Directors

                                               /s/ IRA KAPLAN
                                               --------------------------------
                                               Ira D. Kaplan, Senior Vice
                                               President, Chief Financial
                                               Officer and Director (Principal
                                               Financial and Accounting Officer)

                                               /s/ IRWIN KELLNER
                                               --------------------------------
                                               Irwin Kellner, Director

                                               /s/ BRUCE G. MILLER
                                               --------------------------------
                                               Bruce G. Miller, Director

                                               /s/ STEVEN TISHMAN
                                               --------------------------------
                                               Steven Tishman, Director