Form 10-Q
period 2002-05-04
CLAIRES STORES INC
filed 2002-06-17
CIK 34115

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark  One)
  (  X  )     Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
                         Securities Exchange Act of 1934

For  the  Quarterly  Period  Ended     May  4,  2002
                                  ----------------------------------------------
                                       OR

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For  the  transition  period  from     to
                                  -----  ---------------------------------------

Commission  file  number            1-8899
                        ------------      --------------------------------------

                                   CLAIRE'S STORES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          Florida                                             59-0940416
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

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 2002 was 45,956,389 and 2,824,077, respectively, excluding treasury shares.

                        CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                        INDEX


                                                                          PAGE NO.
                                                                          --------

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS
Unaudited  Condensed  Consolidated Balance Sheets at May 4, 2002 and
     February  2,  2002.                                                     3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive
     Income  for  the  Three  Months  Ended  May 4, 2002 and May 5, 2001.    4

Unaudited  Condensed  Consolidated  Statements  of Cash Flows for the Three
     Months  Ended  May  4,  2002  and  May  5,  2001.                       5

Unaudited Notes to Condensed Consolidated Financial Statements               6

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS                 8

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
          ABOUT  MARKET  RISK                                                11

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  12

                          PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MAY 4,     FEB. 2,
                                                           2002        2002
                                                        ---------   ----------
                                          (In thousands, except share and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                             $  96,848   $  99,912
  Short-term investments                                        -       1,563
  Inventories                                              85,304      78,596
  Net assets of discontinued operation                      5,006           -
  Prepaid expenses and other current assets                45,808      34,353
                                                        ----------  ----------
        Total current assets                              232,966     214,424
                                                        ----------  ----------

Property and equipment:
  Land and building                                        17,984      17,984
  Furniture, fixtures and equipment                       193,772     187,565
  Leasehold improvements                                  137,553     136,422
                                                        ----------  ----------
                                                          349,309     341,971
  Less accumulated depreciation and amortization         (184,126)   (177,997)
                                                        ----------  ----------
                                                          165,183     163,974
                                                        ----------  ----------

Goodwill, net                                             194,040     193,140
Other assets                                               41,884      40,037
                                                        ----------  ----------
                                                          235,924     233,177
                                                        ----------  ----------

Total Assets                                            $ 634,073   $ 611,575
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $  24,370   $  21,040
  Trade accounts payable                                   42,029      30,874
  Income taxes payable                                      6,569       4,800
  Accrued expenses                                         25,189      25,822
                                                        ----------  ----------
        Total current liabilities                          98,157      82,536
                                                        ----------  ----------

Long term liabilities:
  Long term debt                                          106,773     110,104
  Deferred credits                                         14,833      14,747
                                                        ----------  ----------
                                                          121,606     124,851
                                                        ----------  ----------

Commitments and contingencies                                   -           -

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares           -           -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,825,777
    shares and 2,830,819 shares, respectively                 141         142
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued  45,954,689 shares and
    45,949,647 shares, respectively                         2,298       2,297
  Additional paid-in capital                               29,871      29,871
  Accumulated other comprehensive loss                    (12,974)    (16,709)
  Retained earnings                                       395,426     389,039
                                                        ----------  ----------
                                                          414,762     404,640
  Treasury stock, at cost (109,882 shares)                   (452)       (452)
                                                        ----------  ----------
                                                          414,310     404,188
                                                        ----------  ----------
Total Liabilities and Stockholders' Equity              $ 634,073   $ 611,575
                                                        ==========  ==========


See accompanying notes to unaudited condensed consolidated financial statements.


                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED
                                                        --------------------
                                                          MAY 4,     MAY 5,
                                                           2002       2001
                                                        ---------  ---------
                                             (In thousands, except per share amounts)

Net sales                                               $210,360   $212,876
Cost of sales, occupancy and buying expenses             107,780    106,678
                                                        ---------  ---------
Gross profit                                             102,580    106,198
                                                        ---------  ---------

Other expenses:
  Selling, general and administrative                     80,401     79,192
  Depreciation and amortization                            8,802     10,511
  Interest expense, net                                      630      2,194
                                                        ---------  ---------
                                                          89,833     91,897
                                                        ---------  ---------

  Income from continuing operations before income taxes   12,747     14,301

Income taxes                                               4,467      5,074
                                                        ---------  ---------

  Income from continuing operations                        8,280      9,227
                                                        ---------  ---------

Discontinued operation:
  Loss from discontinued operation of Lux Corp. to
    May 5, 2001 less applicable income tax benefit
    of ($887)                                                  -      1,479
    Loss on disposal of Lux Corp.                              -          -
                                                        ---------  ---------
  Net loss from discontinued operations                        -      1,479
                                                        ---------  ---------

  Net income                                               8,280      7,748

  Foreign currency translation adjustments                 3,735     (6,078)
                                                        ---------  ---------
  Comprehensive income                                  $ 12,015   $  1,670
                                                        =========  =========

Net income (loss) per share:
  Basic:
    Income from continuing operations                   $   0.17   $   0.19
                                                        ---------  ---------

    Loss from operations of discontinued operation             -      (0.03)
    Loss from disposal of discontinued operation               -          -
                                                        ---------  ---------
      Net loss from discontinued operation                     -      (0.03)
                                                        ---------  ---------

Net income per share                                    $   0.17   $   0.16
                                                        =========  =========
  Diluted:
    Income from continuing operations                   $   0.17   $   0.19
                                                        ---------  ---------

    Loss from operations of discontinued operation             -      (0.03)
    Loss from disposal of discontinued operation               -          -
                                                        ---------  ---------
      Net loss from discontinued operation                     -      (0.03)
                                                        ---------  ---------

Net income per share                                    $   0.17   $   0.16

                                                        =========  =========
Weighted average number of shares outstanding:
  Basic                                                   48,671     48,669
                                                        =========  =========
  Diluted                                                 48,813     48,753
                                                        =========  =========



See accompanying notes to unaudited condensed consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                           -------------------

                                                             MAY 4,     MAY 5,
                                                              2002       2001
                                                           ---------  ---------
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                               $  8,280   $  7,748
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Loss from discontinued operations, net of tax benefit         -      1,479
    Depreciation and amortization                             8,802     10,511
    Loss on retirement of property and equipment                913        270
  Decrease in -
    Inventories                                              (6,102)    (6,474)
    Prepaid expenses and other assets                       (12,035)   (10,578)
  Increase (decrease) in -
    Trade accounts payable                                   10,822      7,263
    Income taxes payable                                      1,724       (566)
    Accrued expenses                                           (780)    (2,839)
    Deferred credits                                             (6)       322
                                                           ---------  ---------
Net cash provided by continuing operations                   11,618      7,136
Net cash used in discontinued operations                     (4,669)    (6,860)
                                                           ---------  ---------
Net cash provided by operating activities                     6,949        276
                                                           ---------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                      (9,305)    (7,438)
  Sale of short-term investments                              1,563          -
  Capital expenditures of discontinued operations              (338)      (229)
                                                           ---------  ---------

Net cash used in investing activities                        (8,080)    (7,667)
                                                           ---------  ---------

Cash flows from financing activities:
  Principal borrowings on lines of credit                         -      1,890
  Principal payments on term loan                                 -     (2,500)
  Proceeds from stock options exercised                           -         46
  Dividends paid                                             (1,892)    (1,892)
                                                           ---------  ---------

Net cash used in financing activities                        (1,892)    (2,456)
                                                           ---------  ---------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                            (41)    (3,654)
                                                           ---------  ---------

Net decrease in cash and cash equivalents                    (3,064)   (13,501)

Cash and cash equivalents at beginning of period             99,912    111,860
                                                           ---------  ---------

Cash and cash equivalents at end of period                 $ 96,848   $ 98,359
                                                           =========  =========


See accompanying notes to unaudited condensed consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses consolidation and financial statement presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates and assumptions. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 4.

2.   EARNINGS  PER  SHARE
     Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. Options to purchase 462,337 shares and 1,078,906 shares of common stock, at prices ranging from $19.91 to $30.25 per share and $17.75 to $30.25 per share, respectively, were outstanding for the quarters ended May 4, 2002 and May 5, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3.   NEW  ACCOUNTING  PRONOUNCEMENTS
     Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company recorded $2.2 million of amortization during the first quarter of Fiscal 2002 (fiscal year ended February 2, 2002) and would have recorded $2.2 million of amortization during the first quarter of Fiscal 2003 (fiscal year ended February 1, 2003). Net income for the three months ended May 5, 2001 would have been $9.2 million or $0.19 per diluted share without goodwill amortization expense during that period.

     SFAS 142 requires the Company upon its adoption and at least annually thereafter to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value of one or more intangible assets is impaired. The first step of this impairment test requires the Company, within the first six months of Fiscal 2003, to determine the fair value of the reporting unit, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the Company must perform step two of the impairment test, which requires the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Impairment charges resulting from the application of this test would be immediately recorded as a charge to earnings in the Company's statements of operations. This second step must be completed as soon as possible, but no later than August 3, 2002. The Company is in the process of evaluating the fair value of its goodwill and therefore, the Company has not estimated the effect on the Company's financial statements. This evaluation will be completed in the second quarter of Fiscal 2003.

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

     The Company adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 will not have a material effect on the Company's financial statements.

4.   DISCONTINUED  OPERATION
     In January 2002, the Company's Board of Directors authorized the disposition of the Mr. Rags stores, which represented the Company's apparel segment. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Mr. Rags were accounted for as a discontinued operation in the Company's unaudited condensed consolidated financial statements. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading mall-based retailer of popular-priced fashion accessories for pre-teens and teenagers through our wholly-owned subsidiaries, Claire's
Boutiques, Inc., which also operates through its Icing by Claire's stores (formerly Afterthoughts), Claire's Puerto Rico Corp., Claire's Canada Corp., Claire's Accessories UK Ltd., Bijoux One Trading AG (Bijoux), Claire's France and through our 50%-owned joint venture Claire's Nippon Co., Ltd. We are primarily organized based on our geographic markets, which include our North American operations and our international operations.

As of May 4, 2002, we operated a total of 2,876 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claire's", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

Annually, our fiscal year ends on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended February 2, 2002 as Fiscal 2002, and the current fiscal year ending February 1, 2003 as Fiscal 2003.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows, and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. The discussions in Management's Discussion and Analysis of Financial
Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Forward- Looking Statements" in this section, as well as estimates and judgments used in preparing our financial statements.

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:


                                                      THREE MONTHS ENDED
                                              ----------------------------------
                                                   MAY 4,            MAY 5,
                                                    2002              2001
                                              ----------------  ----------------

Net sales                                     $210,360  100.0%  $212,876  100.0%
  Cost of sales, occupancy and buying expenses 107,780   51.2    106,678   50.1
                                              --------- ------  --------- ------
  Gross profit                                 102,580   48.8    106,198   49.9

Other expenses:
  Selling, general and administrative           80,401   38.2     79,192   37.2
  Depreciation and amortization                  8,802    4.2     10,511    4.9
  Interest expense, net                            630    0.3      2,194    1.0
                                              --------- ------  --------- ------
                                                89,833   42.7     91,897   43.2
  Income from continuing operations before
    income taxes                                12,747    6.1     14,301    6.7

Income taxes                                     4,467    2.1      5,074    2.4
                                              --------- ------  --------- ------
  Income from continuing operations           $  8,280    3.9%  $  9,227    4.3%
                                              ========= ======  ========= ======

RESULTS  OF  OPERATIONS

The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group. Accordingly the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our condensed consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. At May 4, 2002 and May 5, 2001, our investment in Nippon was carried at zero on our condensed consolidated balance sheet.

Net sales for the three months ended May 4, 2002 decreased approximately 1%, or $2.5 million, over the comparable period ended May 5, 2001. The decrease for the period resulted primarily from a same-store sales decrease during the period of 2%, partially offset by an increase in average sales per store for new stores. The average sales per store in new stores increased during the quarter primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America.

Gross profit for the three months ended May 4, 2002 decreased 1.1% as a percentage of sales, or $3.6 million, compared to the three months ended May 5, 2001. The decrease as a percentage of sales was primarily caused by the lack of leverage on store occupancy costs (which are mostly fixed costs) due to negative same-store sales during the quarter, partially offset by higher merchandise margins. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as we maintained inventory levels in line with expected customer demand.

Selling, general and administrative expenses for the three months ended May 4, 2002 increased 1% as a percentage of sales, or $1.2 million, compared to the three months ended May 5, 2001. The increase as a percentage of sales was caused primarily by the effect of negative same-store sales during the quarter on our corporate overhead. Although selling, general and administrative expenses increased 1% as a percentage of sales, these expenses increased only $1.2 million, or 1.5% over the comparable period. We achieved this limited increase as a result of expense management controls employed during the quarter in areas such as store payroll and advertising.

Depreciation and amortization for the three months ended May 4, 2002 was $8.8 million as compared to $10.5 million for the three months ended May 5, 2002. Substantially all the decrease of $1.7 million was due to goodwill no longer being amortized in accordance with the provisions of SFAS No. 142. We recorded $2.2 million of amortization of goodwill during the three months ended May 5, 2001. Net income would have been $9.2 million or $.19 per diluted share without goodwill amortization expense during that period.

Interest expense, net was $.6 million for the three months ended May 4, 2002 as compared to $2.2 million for the three months ended May 5, 2001. The $1.6 million decrease in interest expense, net was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period.

Our effective tax rate was 35% during the periods ended May 4, 2002 and May 5, 2001.

In January 2002, we announced our decision to discontinue the operations of Lux Corp. (Mr. Rags), a wholly owned subsidiary that previously represented our apparel segment. As a result, the operations of Mr. Rags have been accounted for as a discontinued operation. As such, its operating results for the three months ended May 4, 2002 were fully accounted for during the fiscal year ended February 2, 2002, reflected in our accrual of $4 million for losses during the phase out period ($2.5 million, net of tax). We recorded a net loss from the operation of Mr. Rags of approximately $1.5 million, net of tax, for the three months ended May 5, 2001. We completed the disposition of Mr. Rags on May 17, 2002. See Note 4 to our Condensed Consolidated Financial Statements.

QUARTERLY  INFORMATION  AND  SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of our revenues and earnings are generated in the fall and holiday selling seasons. Our working capital requirements and inventories increase substantially in the third quarter in anticipation of the holiday selling season.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On May 4, 2002 approximately $25 million was outstanding on this line of credit, while $105 million was outstanding under the term loan. Also, on May 4, 2002, the borrowings under this credit facility were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of May 4, 2002, we had $13.2 million of availability under the revolving line of credit.

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

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $96.9 million at May 4, 2002.

Net cash provided by operating activities from continuing operations was $11.6 million for the three months ended May 4, 2002 compared to $7.1 million for the three months ended May 5, 2001. The primary sources of net cash provided by operating activities from continuing operations was income from continuing operations, adjusted for non-cash items.

Inventory at May 4, 2002 increased 8.5% compared to the inventory balance at the end of our February 2, 2002 fiscal year. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand.

Net cash used in investing activities of $8.1 million for the three months ended May 4, 2002 was primarily capital expenditures of $9.3 million offset by the sale of short-term investments

Net cash used in financing activities was $1.9 million for the three months ended May 4, 2002 as compared to $2.5 million for the three months ended May 5, 2001. The cash used in financing activities during the first quarter of Fiscal 2003 was to fund dividends on our Class A and Common stock. Included within the $2.5 million during the first quarter of Fiscal 2002 was approximately $2.5 million of debt re-payments offset by $1.9 million of additional borrowings in our international subsidiaries on existing credit lines, in addition to the dividends paid during that period.

For the three months ended May 4, 2002, we opened 39 stores and closed 35 stores ending the quarter with 2,876 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, debt and currently anticipated capital expenditure plans for Fiscal 2003.

During the three months ended May 4, 2002, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders' equity by $3.7 million for the three months ended May 4, 2002.

FORWARD-LOOKING  STATEMENTS

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for "forward-looking statements" made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand and future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by their use of forward-looking terminology, such as "believes," "expects," "may," "should," "would," "will," "intends," "plans," "estimates," and "anticipates." Forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, and uncertainties generally associated with specialty retailing. Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2002.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During the first three months of Fiscal 2003, included in comprehensive income and stockholders' equity is $3.7 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at May 4, 2002, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Interest  Rates
---------------

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first three months of Fiscal 2003, a 10% increase in the average effective interest rate during the remainder of Fiscal 2003 would not have materially impacted our annual net interest expense.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

ITEMS  1,  2,  3,  4  AND  5  ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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



                                                           CLAIRE'S STORES, INC.
                                                           ---------------------
                                                           (Registrant)




Date:  June  17,  2002                                     /s/  Ira  D.  Kaplan
                                                           --------------------
                                                           Ira  D.  Kaplan
                                                           Senior  Vice
                                                           President and  Chief
                                                           Financial  Officer