Form 10-Q
period 2002-08-03
CLAIRES STORES INC
filed 2002-09-13
CIK 34115

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark  One)
  (  X  ) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For  the  Quarterly  Period  Ended     August  3,  2002
                                  ----------------------------------------------
     OR

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

The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of August 30, 2002 was 45,957,810 and 2,822,656, respectively, excluding treasury shares.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX


                                                                            PAGE NO.
                                                                            --------

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets at August 3, 2002 and
       February 2, 2002.                                                      3

Unaudited Condensed Consolidated Statements of Operations and
       Comprehensive Income (Loss) for the Three and Six Months Ended
       August 3, 2002 and August 4, 2001.                                     4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended August 3, 2002 and August 4, 2001.                        5

Notes to Unaudited Condensed Consolidated Financial Statements                6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                         9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                  14

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   15


                          PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          AUG. 3,     FEB. 2,
                                                           2002        2002
                                                        ----------  ----------
                                                        (In thousands, except
                                                          share and per share
                                                               amounts)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 117,420   $  99,912
  Short-term investments                                        -       1,563
  Inventories                                              83,470      78,596
  Prepaid expenses and other current assets                52,913      34,353
                                                        ----------  ----------
        Total current assets                              253,803     214,424
                                                        ----------  ----------

Property and equipment:
  Land and building                                        17,984      17,984
  Furniture, fixtures and equipment                       198,545     187,565
  Leasehold improvements                                  144,017     136,422
                                                        ----------  ----------
                                                          360,546     341,971
  Less accumulated depreciation and amortization         (194,195)   (177,997)
                                                        ----------  ----------
                                                          166,351     163,974
                                                        ----------  ----------

Goodwill, net                                             196,074     193,140
Other assets                                               46,152      40,037
                                                        ----------  ----------
                                                          242,226     233,177
                                                        ----------  ----------

Total Assets                                            $ 662,380   $ 611,575
                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $  27,811   $  21,040
  Trade accounts payable                                   37,127      30,874
  Income taxes payable                                      5,172       4,800
  Accrued expenses                                         33,666      25,822
                                                        ----------  ----------
        Total current liabilities                         103,776      82,536
                                                        ----------  ----------

Long term liabilities:
  Long term debt                                          103,443     110,104
  Deferred credits                                         15,265      14,747
                                                        ----------  ----------
                                                          118,708     124,851
                                                        ----------  ----------

Commitments and contingencies                                   -           -

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares           -           -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,823,392
    shares and 2,830,819 shares, respectively                 141         142
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued 45,957,074  shares and
    45,949,647 shares, respectively                         2,298       2,297
  Additional paid-in capital                               29,871      29,871
  Accumulated other comprehensive loss                     (2,370)    (16,709)
  Retained earnings                                       410,408     389,039
                                                        ----------  ----------
                                                          440,348     404,640
  Treasury stock, at cost (109,882 shares)                   (452)       (452)
                                                        ----------  ----------
                                                          439,896     404,188
                                                        ----------  ----------
Total Liabilities and Stockholders' Equity              $ 662,380   $ 611,575
                                                        ==========  ==========


See accompanying notes to unaudited condensed consolidated financial statements.


                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                  OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       --------------------  -------------------
                                                         AUG. 3,   AUG. 4,     AUG. 3,   AUG. 4,
                                                          2002      2001       2002      2001
                                                       ---------  ---------  --------- ---------
                                                        (In thousands, except per share amounts)
Net sales                                               $238,740  $221,312   $449,101  $434,189
Cost of sales, occupancy and buying expenses             121,110   127,009    228,890   233,687
                                                        --------- ---------  --------- ---------
Gross profit                                             117,630    94,303    220,211   200,502
                                                        --------- ---------  --------- ---------

Other expenses:
  Selling, general and administrative                     84,505    83,050    164,906   162,242
  Depreciation and amortization                            9,295    10,592     18,097    21,103
  Interest expense, net                                      744     1,925      1,374     4,119
                                                        --------- ---------  --------- ---------
                                                          94,544    95,567    184,377   187,464
                                                        --------- ---------  --------- ---------

  Income (loss) from continuing operations before
    income taxes                                          23,086    (1,264)    35,834    13,038

Income tax expense (benefit)                               8,008      (246)    12,475     4,828
                                                        --------- ---------  --------- ---------

  Income (loss) from continuing operations                15,078    (1,018)    23,359     8,210
                                                        --------- ---------  --------- ---------

Discontinued operation:
  (Loss) from discontinued operation of Lux Corp., less
    applicable income tax benefit of $0, $2,946, $0
    and $3,833, respectively                                   -    (4,910)         -    (6,389)
  Gain on disposal of Lux Corp., less applicable
    income taxes of $(1,078), $0, $(1,078) and $0,
    respectively                                           1,796         -      1,796         -
                                                        --------- ---------  --------- ---------
  Net gain (loss) from discontinued operation              1,796    (4,910)     1,796    (6,389)
                                                        --------- ---------  --------- ---------

  Net income (loss)                                       16,874    (5,928)    25,155     1,821

    Foreign currency translation adjustments              10,604    (1,397)    14,339    (7,475)
                                                        --------- ---------  --------- ---------
    Comprehensive income (loss)                         $ 27,478  $ (7,325)  $ 39,494  $ (5,654)
                                                        ========= =========  ========= =========

Net income (loss) per share:
  Basic:
    Income (loss) from continuing operations            $   0.31  $  (0.02)  $   0.48  $   0.17
                                                        --------- ---------  --------- ---------

    (Loss) from operations of discontinued operation           -     (0.10)         -     (0.13)
    Gain from disposal of discontinued operation            0.04         -       0.04         -
                                                        --------- ---------  --------- ---------
      Net gain (loss) from discontinued operation           0.04     (0.10)      0.04     (0.13)
                                                        --------- ---------  --------- ---------

Net income (loss) per share                             $   0.35  $  (0.12)  $   0.52  $   0.04
                                                        ========= =========  ========= =========
  Diluted:
    Income (loss) from continuing operations            $   0.31  $  (0.02)  $   0.48  $   0.17
                                                        --------- ---------  --------- ---------

    (Loss) from operations of discontinued operation           -     (0.10)         -     (0.13)
    Gain from disposal of discontinued operation            0.04         -       0.04         -
                                                        --------- ---------  --------- ---------
      Net gain (loss) from discontinued operation           0.04     (0.10)      0.04     (0.13)
                                                        --------- ---------  --------- ---------

Net income (loss) per share                             $   0.35  $  (0.12)  $   0.52  $   0.04
                                                        ========= =========  ========= =========

Weighted average number of shares outstanding:
  Basic                                                   48,671    48,671     48,671    48,670
                                                        ========= =========  ========= =========
  Diluted                                                 48,821    48,671     48,817    48,766
                                                        ========= =========  ========= =========

See  accompanying  notes  to  unaudited  condensed  consolidated  financial  statements.


                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                 --------------------

                                                                  AUG. 3,     AUG. 4,
                                                                   2002        2001
                                                                 ---------  ---------
                                                                    (In thousands)
Cash flows from operating activities:
  Net income                                                     $ 25,155   $  1,821
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Loss from discontinued operation, net of tax benefit                -      6,389
    Gain on disposal of discontinued operation, net of tax expense (1,796)         -
    Depreciation and amortization                                  18,097     21,103
    Loss on retirement of property and equipment                    1,377        855
  (Increase) decrease in -
    Inventories                                                    (2,989)     7,904
    Prepaid expenses and other assets                             (20,637)   (12,279)
  Increase (decrease) in -
    Trade accounts payable                                          4,821      9,581
    Income taxes payable                                            3,118     (2,057)
    Accrued expenses                                                6,777     (2,360)
    Deferred credits                                                  256       (599)
                                                                 ---------  ---------
Net cash provided by continuing operations                         34,179     30,358
Net cash provided by (used in) discontinued operations              2,147     (2,833)
                                                                 ---------  ---------
Net cash provided by operating activities                          36,326     27,525
                                                                 ---------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment                           (16,988)   (16,390)
  Sale of short-term investments                                    1,563          -
  Capital expenditures of discontinued operations                    (352)      (591)
                                                                 ---------  ---------

Net cash used in investing activities:                            (15,777)   (16,981)
                                                                 ---------  ---------

Cash flows from financing activities:
Principal borrowings on lines of credit                               111      9,379
Principal payments on term loan                                         -     (5,000)
Proceeds from stock options exercised                                   -         45
Dividends paid                                                     (3,785)    (3,784)
                                                                 ---------  ---------

Net cash (used in) provided by financing activities                (3,674)       640
                                                                 ---------  ---------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                                  633     (3,259)
                                                                 ---------  ---------

Net increase in cash and cash equivalents                          17,508      7,925

Cash and cash equivalents at beginning of period                   99,912    111,860
                                                                 ---------  ---------

Cash and cash equivalents at end of period                       $117,420   $119,785
                                                                 =========  =========


See  accompanying  notes  to  unaudited  condensed consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses consolidation and financial statement presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates and assumptions. Due to the seasonal nature of the Company's business, the results of operations for the first six months of the year are not indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 4.

2.   EARNINGS  PER  SHARE
     Basic net income per share is computed based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. Options to purchase 450,500 shares and 524,870 shares of common stock, at prices ranging from $20.38 to $30.25 per share and $18.63 to $30.25 per share, respectively, were outstanding for the quarters ended August 3, 2002 and August 4, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter. Options to purchase 451,419 shares and 532,120 shares of common stock, at prices ranging from $20.38 to $30.25 per share and $18.63 to $30.25 per share, respectively, were outstanding for the six months ended August 3, 2002 and August 4, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective six month period.

3.   NEW  ACCOUNTING  PRONOUNCEMENTS
     Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company recorded $2.2 million and $4.4 million of amortization during the second quarter and six months ended August 4, 2001, respectively, and would have recorded $2.2 million and $4.4 million of amortization during the second quarter and six months ended August 3, 2002, respectively. Net (loss) income for the three and six months ended August 4, 2001 would have been $(4.5) million and $4.7 million or ($0.09) and $0.10 per diluted share, respectively, without goodwill amortization expense during those periods. The Company had $196.1 and $193.1 million of unamortized goodwill at August 3, 2002 and February 2, 2002, respectively.

     SFAS 142 required the Company upon its adoption to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value of one or more intangible assets is impaired. The first step of this impairment test required the Company, within the first six months of Fiscal 2003, to determine the fair value of the reporting unit, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeded the carrying value, no further analysis was required. If the fair value of the reporting unit was less than the carrying value of the net assets, the Company was required to perform step two of the impairment test, which required the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. The Company performed a transitional goodwill impairment test as required and has determined that no goodwill impairment existed at February 3, 2002. The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation, the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate.

     SFAS 142 also requires the Company to perform a goodwill impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in the Company's statement of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued Statement No. 146 ("Costs Associated with Exit or Disposal Activities"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to prior literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

4.   DISCONTINUED  OPERATION
     In January 2002, the Company's Board of Directors authorized the disposition of the Mr. Rags stores, which represented the Company's apparel segment. In connection with the plan to dispose of Mr. Rags, the Company recorded a loss on disposal of Lux Corp., net of tax of $12.9 million in the consolidated financial statements as of February 2, 2002. Included in the loss on disposal was an estimate of proceeds from the sale of closing date inventory of $4.4 million, net of tax and an estimate of operating losses of Mr. Rags during the six month phase out period of $2.5 million, net of tax. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Mr. Rags were accounted for as a discontinued operation in the Company's unaudited condensed consolidated financial statements. The deferred payments aggregating $10 million were not included in the Company's estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation.

     During the three months ended August 3, 2002, the Company recorded approximately $1.8 million, net of tax, gain on disposal of Mr. Rags. This gain represents proceeds in excess of the Company's original estimates for the sale of the closing date inventory of Mr. Rags of $1.3 million, net of tax, and $ .5 million net of tax, of operating losses of Mr. Rags during the phase out period below the Company's original estimates

     The Company remains as a guarantor on 12 operating leases for store locations and $5.7 million in gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. The Company has also entered into a service agreement with the new owner of Mr. Rags under which the Company will perform certain administrative services for the benefit of Mr. Rags, for an initial period of one year. The agreement can be cancelled by either party upon written notice in accordance with the terms of the service agreement. As of August 3, 2002, the Company has received approximately $500,000 for these services and has included them in its statement of operations as a reduction of selling, general and administrative expenses.

5.   SEGMENT  INFORMATION
     The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales from continuing operations for the periods presented were as follows:

                  THREE MONTHS ENDED    SIX MONTHS ENDED
                  ------------------  -------------------
                   AUG. 3,    AUG. 4,   AUG. 3,   AUG. 4,
                    2002       2001      2002      2001
                  --------- --------- ---------  --------
North America     $177,014  $170,796  $339,968  $343,343
International       61,726    50,516   109,133    90,846
                  --------- --------- --------- ---------
   Total          $238,740  $221,312  $449,101  $434,189
                  ========= ========= ========= =========

     Income (loss) from continuing operations for the periods presented were as follows:



                 THREE MONTHS ENDED    SIX MONTHS ENDED
                 -------------------  -------------------

                   AUG. 3,   AUG. 4,    AUG. 3,   AUG. 4,
                    2002      2001       2002      2001
                 --------- ---------  --------- ---------
North America    $ 10,601  $ (6,858)  $ 18,925  $    477
International       4,477     5,840      4,434     7,733
                 --------- ---------  --------- ---------
  Total          $ 15,078  $ (1,018)  $ 23,359  $  8,210
                 ========= =========  ========= =========


6.   STATEMENTS  OF  CASH  FLOWS
     Payments of income taxes were $12.8 million and $12.0 million for the six months ended August 3, 2002 and August 4, 2001, respectively. Payments of interest were $2.0 million and $6.8 million for the six months ended August 3, 2002 and August 4, 2001, respectively.

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

As of August 3, 2002, we operated a total of 2,893 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claire's", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

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

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 ------------------  ------------------

                                                  AUG. 3,   AUG. 4,   AUG. 3,   AUG. 4,
                                                   2002      2001      2002      2001
                                                 --------  --------  --------  --------
Net sales                                          100.0%    100.0%    100.0%    100.0%
Cost of sales, occupancy and buying expenses        50.7      57.4      51.0      53.8
                                                 --------  --------  --------  --------
Gross profit                                        49.3      42.6      49.0      46.2
                                                 --------  --------  --------  --------

Other expenses:
Selling, general and administrative                 35.4      37.5      36.7      37.4
Depreciation and amortization                        3.9       4.8       4.0       4.9
Interest expense, net                                0.3       0.9       0.3       0.9
                                                 --------  --------  --------  --------
                                                    39.6      43.2      41.1      43.2
                                                 --------  --------  --------  --------
Income (loss) from continuing operations before
income taxes                                         9.7      (0.6)      8.0       3.0

Income taxes                                         3.4      (0.1)      2.8       1.1
                                                 --------  --------  --------  --------
Income (loss) from continuing operations             6.3      (0.5)      5.2       1.9
                                                 ========  ========  ========  ========

RESULTS  OF  OPERATIONS

The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group. Accordingly the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our condensed consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. In May 2002, we made an additional investment in Nippon of approximately $ .8 million.

Net sales for the three months ended August 3, 2002 increased approximately 8%, or $17.4 million, over the comparable period ended August 4, 2001. The increase for the period resulted primarily from a same-store sales increase during the period of 4% and an increase in average sales per store for new stores. The average sales per store in new stores increased during the quarter primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America. Net sales for the six months ended August 3, 2002 increased approximately 3%, or $14.9 million, over the comparable period ended August 4, 2001. The increase for the period resulted primarily from a same-store sales increase of 1% and an increase in average sales per store for new stores.

Gross profit for the three months ended August 3, 2002 increased 6.7% as a percentage of sales, or $23.3 million, compared to the three months ended August 4, 2001. The increase as a percentage of sales was primarily caused by higher merchandise margins. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as we maintained inventory levels in line with expected customer demand. During the three months ended August 4, 2001, we incurred approximately $15 million, at cost, of merchandise markdowns due to slow moving inventory. Gross profit for the six months ended August 3, 2002 increased 2.8% as a percentage of sales, or $19.7 million, compared to the comparable period ended August 4, 2001. The increase as a percentage of sales was primarily caused by higher merchandise margins, resulting from fewer markdowns during the six months ended August 3, 2002 as discussed above.

Selling, general and administrative expenses for the three months ended August 3, 2002 decreased 2.1% as a percentage of sales, compared to the three months ended August 4, 2001. The decrease as a percentage of sales was caused primarily by the effect of positive same-store sales during the quarter on our corporate overhead. Selling, general and administrative expenses increased $1.5 million, or 2% over the comparable period. We achieved this limited increase primarily as a result of expense management controls employed during the quarter in areas such as store payroll and advertising partially offset by a non-tax deductible bonus of $1 million paid to our chairman related to the disposition of Mr. Rags. Selling, general and administrative expenses for the six months ended August 3, 2002 decreased .7% as a percentage of sales, compared to the comparable period ended August 4, 2001. These expenses increased by $2.7 million, or 1.6% over the comparable period. We achieved this limited increase primarily as a result of expense management controls in areas such as store payroll and advertising.

Depreciation and amortization for the three months ended August 3, 2002 was $9.3 million as compared to $10.6 million for the three months ended August 4, 2001 The decrease of $1.3 million was due to goodwill no longer being amortized in accordance with the provisions of SFAS No. 142, offset by additional depreciation on capital expenditures since August 4, 2001. We recorded $2.2 million of amortization of goodwill during the three months ended August 4, 2001. Our net loss would have been $4.5 million or $ .09 per diluted share without goodwill amortization expense during that period. Depreciation and amortization for the six months ended August 3, 2002 was $18.1 million as compared to $21.1 million for the six months ended August 4, 2001. The decrease of $3.0 million was due to goodwill no longer being amortized, offset by additional depreciation on capital expenditures made since August 4, 2001. Our net income would have been $4.7 million, or $.10 per diluted share without goodwill amortization expense during that period.

Interest expense, net was $ .7 million and $1.4 million for the three and six months ended August 3, 2002, respectively, as compared to $1.9 million and $4.1 million for the three and six months ended August 4, 2001, respectively. The $1.2 million and $2.7 million decrease in interest expense, net was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period.

Our effective tax rate was 35% during the periods ended August 3, 2002 and August 4, 2001.

In January 2002, we announced our decision to discontinue the operations of Lux Corp. (Mr. Rags), which represented our apparel segment. In connection with the plan to dispose of Mr. Rags, we recorded a loss, net of tax of $12.9 million in our consolidated financial statements as of February 2, 2002. Included in our loss on disposal was an estimate of proceeds from the sale of closing date inventory of $4.4 million, net of tax and an estimate of operating losses of Mr. Rags during the six month phase out period of $2.5 million, net of tax. On May 17, 2002, we completed the sale of Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of sale, the operations of Mr. Rags were accounted for as a discontinued operation in our unaudited condensed consolidated financial statements. The deferred payments aggregating $10 million were not included in our estimate of loss on sale as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. We recorded a net loss from the operation of Mr. Rags of approximately $4.9 million, net of tax, for the three months ended August 4, 2001. See Note 4 to our Condensed Consolidated Financial Statements.

During the three months ended August 3, 2002, we recorded approximately $1.8 million, net of tax, gain on disposal of Mr. Rags. This gain represents proceeds in excess of our original estimates for the sale of the closing date inventory of Mr. Rags of $1.3 million, net of tax, and $ .5 million net of tax, of operating losses of Mr. Rags during the phase out period below our original estimates.

We remain as a guarantor on 12 operating leases for store locations and $5.7 million in gross future lease payments on operating leases for equipment and leasehold improvements of Mr. Rags. We have also entered into a service agreement with the new owner of Mr. Rags under which we will perform certain administrative services for the benefit of Mr. Rags, for an initial period of one year. The agreement can be cancelled by either party upon written notice in accordance with the terms of the service agreement. As of August 3, 2002, we have received approximately $500,000 for these services and have included them in our statement of operations as a reduction of selling, general and administrative expenses.

QUARTERLY  INFORMATION  AND  SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of our revenues and earnings are generated in the fall and holiday selling seasons. Our working capital requirements and inventories increase substantially in the third quarter in anticipation of the holiday selling season.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On August 3, 2002, approximately $25 million was outstanding on this line of credit, while $105 million was outstanding under the term loan. Also, on August 3, 2002, the borrowings under this credit facility were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of August 3, 2002, we had $14 million of availability under the revolving line of credit.

We are required to maintain financial ratios under our credit facility. Required financial ratios include fixed charge coverage ratio, consolidated leverage ratio and current ratio. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions and repurchase shares of our Common stock. If these financial ratios and other restrictive covenants are not maintained, our bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require us to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $117.4 million at August 3, 2002.

Net cash provided by operating activities from continuing operations was $34.2 million for the six months ended August 3, 2002 compared to $30.4 million for the six months ended August 4, 2001. The primary sources of net cash provided by operating activities from continuing operations was income from continuing operations, adjusted for non-cash items. Included within net cash provided by operating activities for the period was $20.6 million of cash used to fund an increase in prepaid and other assets primarily due to the timing of rent and property tax payments internationally.

Inventory at August 3, 2002 increased 6% compared to the inventory balance at the end of our February 2, 2002 fiscal year. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand.

Net cash used in investing activities of $15.8 million for the six months ended August 3, 2002 was primarily as a result of capital expenditures of $17.3 million offset by the sale of short-term investments

Net cash used in financing activities was $3.7 million for the six months ended August 3, 2002 as compared to $.6 million provided by financing activities for the six months ended August 4, 2001. The cash used in financing activities during the first six months of Fiscal 2003 was to fund dividends on our Class A and Common stock. Included within the $.6 million during the first six months of Fiscal 2002 was approximately $5.0 million of debt re-payments offset by $9.4 million of additional borrowings on our existing credit lines, in addition to the dividends paid during that period.

For the six months ended August 3, 2002, we opened 91 stores and closed 73 stores ending the quarter with 2,893 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, debt and currently anticipated capital expenditure plans for Fiscal 2003.

During the six months ended August 3, 2002, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders' equity by $14.3 million for the six months ended August 3, 2002.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During the first six months of Fiscal 2003, included in comprehensive income and stockholders' equity is $14.3 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at August 3, 2002, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Interest  Rates
---------------

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first six months of Fiscal 2003, a 10% increase in the average effective interest rate during the remainder of Fiscal 2003 would not have materially impacted our annual net interest expense.

PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company's 2002 Annual Meeting of Shareholders (the "Annual Meeting") was held on June 27, 2002 in New York City to act on the election of seven directors to serve, each for a one-year term.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company's solicitation.

At the Annual Meeting, each holder of record of Common Stock, $.05 par value (the "Common Stock") and Class A Common Stock, $.05 par value (the "Class A Common Stock"), of the Company at the close of business on April 26, 2002 (the "Record Date") was entitled to vote, in person or by proxy, one vote for each share of Common Stock and ten votes for each share of Class A Common Stock, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 45,952,920 shares of Common Stock and 2,824,637 shares of Class A Common Stock, which in the aggregate were entitled to 74,199,290 votes

The holders of record of shares of Common Stock and Class A Common Stock entitled to 65,591,394 votes were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All of the Company's nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of Common Stock (one vote per share) and Class A Common Stock (ten votes per share), voting together as a single class:

DIRECTOR NOMINEE         VOTES FOR      VOTES WITHHELD
----------------         ----------     --------------

Rowland Schaefer         58,844,381       6,747,013
Ira D. Kaplan            58,881,266       6,710,128
Bruce G. Miller          63,583,380       2,008,014
Irwin L. Kellner, Ph.D.  64,139,245       1,452,149
Steven H. Tishman        64,147,588       1,443,806
Marla L. Schaefer        58,821,529       6,769,865
E. Bonnie Schaefer       59,158,521       6,432,873

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          (a)  Exhibits

               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

               1. Form 8-K filed with the Securities and Exchange Commission on June 3, 2002 to report an Item 2 event (Acquisition or Disposition of Assets) relating to the sale of stock of Lux Corp.

               2. Form 8-K filed with the Securities and Exchange Commission on June 27, 2002 to report an Item 9 event (Regulation FD Disclosure).

               3. Form 8-K filed with the Securities and Exchange Commission on July 22, 2002 to report an Item 9 event (Regulation FD Disclosure).

ITEMS  1,  2,  3  AND  5  ARE  NOT  APPLICABLE  AND  HAVE  BEEN  OMITTED.

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

                                                 CLAIRE'S STORES, INC.
                                                 -----------------------
                                                 (Registrant)


Date:  September  13,  2002                      /s/  Ira  D.  Kaplan
                                                 --------------------
                                                 Ira  D.  Kaplan
                                                 Senior  Vice  President and
                                                 Chief  Financial  Officer

                                  CERTIFICATION

I,  Rowland   Schaefer,  Chief  Executive  Officer   of  Claire's  Stores,  Inc.
(the "Company"),  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


Date:  September  13,  2002                      /S/  ROWLAND  SCHAEFER
                                                 ----------------------
                                                 Rowland  Schaefer
                                                 Chief  Executive  Officer

                                  CERTIFICATION

I, Ira D. Kaplan, Chief Financial Officer of Claire's Stores, Inc. (the "Company"), certify that:

1.     I  have  reviewed  this  quarterly  report  on  Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date:  September  13,  2002                      /S/  IRA  D.  KAPLAN
                                                 --------------------
                                                 Ira  D.  Kaplan
                                                 Chief  Financial  Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this quarterly report have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427.