Form 10-Q
period 2002-11-02
CLAIRES STORES INC
filed 2002-12-17
CIK 34115

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2002

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ____________________

Commission file number 1-8899

CLAIRE’S STORES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)

(954) 433-3900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of November 30, 2002 was 46,084,369 and 2,803,648, respectively, excluding treasury shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Employment Agreement w/Rowland Schaefer
Certification of Co-Chief Executive Officer
Certification of Co-Chief Executive Officer
Certification of Chief Financial Officer

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at November 2, 2002 and February 2, 2002.	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended November 2, 2002 and November 3, 2001.	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2002 and November 3, 2001.	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4. Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Nov. 2,	Feb. 2,
	2002	2002

	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$130,076	$99,912
Short-term investments	—	1,563
Inventories	106,812	78,596
Prepaid expenses and other current assets	43,415	34,353

Total current assets	280,303	214,424

Property and equipment:
Land and building	18,013	17,984
Furniture, fixtures and equipment	200,341	187,565
Leasehold improvements	157,358	136,422

	375,712	341,971
Less accumulated depreciation and amortization	(200,840)	(177,997)

	174,872	163,974

Goodwill, net	196,140	193,140
Other assets	48,103	40,037

	244,243	233,177

Total Assets	$699,418	$611,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,088	$21,040
Trade accounts payable	55,412	30,874
Income taxes payable	7,481	4,800
Accrued expenses	37,308	25,822

Total current liabilities	131,289	82,536

Long term liabilities:
Long term debt	100,000	110,104
Deferred credits	15,473	14,747

	115,473	124,851

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 20,000,000 shares, issued 2,821,022 shares and 2,830,819 shares, respectively	141	142
Common stock par value $.05 per share; authorized 150,000,000 shares, issued 46,066,995 shares and 45,949,647 shares, respectively	2,303	2,297
Additional paid-in capital	31,574	29,871
Accumulated other comprehensive loss	(1,787)	(16,709)
Retained earnings	420,877	389,039

	453,108	404,640
Treasury stock, at cost (109,882 shares)	(452)	(452)

	452,656	404,188

Total Liabilities and Stockholders’ Equity	$699,418	$611,575

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	Nov. 2,	Nov. 3,	Nov. 2,	Nov. 3,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net sales	$230,043	$204,139	$679,143	$638,328
Cost of sales, occupancy and buying expenses	114,978	106,630	343,868	340,317

Gross profit	115,065	97,509	335,275	298,011

Other expenses:
Selling, general and administrative	85,625	80,529	250,076	242,771
Depreciation and amortization	9,895	10,874	27,991	31,977
Interest and other	976	1,295	2,805	5,414

	96,496	92,698	280,872	280,162

Income from continuing operations before income taxes	18,569	4,811	54,403	17,849
Income tax expense	6,488	1,707	18,963	6,535

Income from continuing operations	12,081	3,104	35,440	11,314

Discontinued operation:
(Loss) from discontinued operation of Lux Corp., less applicable income tax benefit of $0, $(435), $0 and $(4,268), respectively	—	(725)	—	(7,114)
Gain on disposal of Lux Corp., less applicable income taxes of $169, $0, $1,246 and $0, respectively	281	—	2,077	—

Net gain (loss) from discontinued operation	281	(725)	2,077	(7,114)

Net income	12,362	2,379	37,517	4,200
Foreign currency translation adjustments	582	(501)	14,921	(6,974)

Comprehensive income (loss)	$12,944	$(2,880)	$52,438	$(2,774)

Net income per share:
Basic:
Income from continuing operations	$0.25	$0.06	$0.73	$0.23

(Loss) from operations of discontinued operation	—	(0.01)	—	(0.14)
Gain from disposal of discontinued operation	—	—	0.04	—

Net gain (loss) from discontinued operation	—	(0.01)	0.04	(0.14)

Net income per share	$0.25	$0.05	$0.77	$0.09

Diluted:
Income from continuing operations	$0.25	$0.06	$0.73	$0.23

(Loss) from operations of discontinued operation	—	(0.01)	—	(0.14)
Gain from disposal of discontinued operation	—	—	0.04	—

Net gain (loss) from discontinued operation	—	(0.01)	0.04	(0.14)

Net income per share	$0.25	$0.05	$0.77	$0.09

Weighted average number of shares outstanding:
Basic	48,717	48,671	48,686	48,670

Diluted	48,902	48,740	48,845	48,750

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	Nov. 2,	Nov. 3,
	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$37,517	$4,200
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operation, net of tax benefit	—	7,114
Gain on disposal of discontinued operation, net of tax expense	(2,077)	—
Depreciation and amortization	27,991	31,977
Loss on retirement of property and equipment	2,309	1,266
(Increase) decrease in -
Inventories	(26,045)	(10,201)
Prepaid expenses and other assets	(13,942)	(11,247)
Increase (decrease) in -
Trade accounts payable	23,569	30,346
Income taxes payable	2,614	(2,026)
Accrued expenses	10,525	(3,532)
Deferred credits	472	(347)

Net cash provided by continuing operations	62,933	47,550
Net cash provided by (used in) discontinued operations	2,428	(1,376)

Net cash provided by operating activities	65,361	46,174

Cash flows from investing activities:
Acquisition of property and equipment	(36,233)	(25,871)
Sale of short-term investments	1,563	—
Capital expenditures of discontinued operations	(352)	(767)

Net cash used in investing activities:	(35,022)	(26,638)

Cash flows from financing activities:
Principal borrowings on lines of credit	—	10,430
Principal payments on term loan	(56)	(7,500)
Proceeds from stock options exercised	1,703	45
Dividends paid	(5,679)	(5,676)

Net cash used in financing activities	(4,032)	(2,701)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,857	(5,012)

Net increase in cash and cash equivalents	30,164	11,823
Cash and cash equivalents at beginning of period	99,912	111,860

Cash and cash equivalents at end of period	$130,076	$123,396

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses consolidation and financial statement presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates and assumptions. Due to the seasonal nature of the Company’s business, the results of operations for the first nine months of the year are not indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 4.

2. Earnings Per Share

Basic net income per share is computed based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. Options to purchase 60,905 shares and 1,147,337 shares of common stock, at prices ranging from $25.00 to $30.25 per share and $17.75 to $30.25 per share, respectively, were outstanding for the quarters ended November 2, 2002 and November 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective fiscal quarter. Options to purchase 231,130 shares and 1,166,826 shares of common stock, at prices ranging from $21.25 to $30.25 per share and $17.31 to $30.25 per share, respectively, were outstanding for the nine months ended November 2, 2002 and November 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective nine month period.

3. New Accounting Pronouncements

Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company recorded $2.2 million and $6.6 million of amortization during the third quarter and nine months ended November 3, 2001 respectively, and would have recorded $2.2 million and $6.6 million of amortization during the third quarter and nine months ended November 2, 2002, respectively. Net income for the three and nine months ended November 3, 2001 would have been $3.8 million and $8.5 million or $0.08 and $0.17 per diluted share, respectively, without goodwill amortization expense during those periods. The Company had $196.1 and $193.1 million of unamortized goodwill at November 2, 2002 and February 2, 2002, respectively.

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

SFAS 142 also requires the Company to perform a goodwill impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in the Company’s statement of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146 (“Costs Associated with Exit or Disposal Activities”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to prior literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company’s financial statements;

however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

4. Discontinued Operation

In January 2002, the Company’s Board of Directors authorized the disposition of the Mr. Rags stores, which represented the Company’s apparel segment. In connection with the plan to dispose of Mr. Rags, the Company recorded a loss on disposal of Lux Corp., net of tax of $12.9 million in the consolidated financial statements as of February 2, 2002. Included in the loss on disposal was an estimate of proceeds from the sale of closing date inventory of $4.4 million, net of tax and an estimate of operating losses of Mr. Rags during the six month phase out period of $2.5 million, net of tax. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Mr. Rags were accounted for as a discontinued operation in the Company’s unaudited condensed consolidated financial statements. The deferred payments aggregating $10 million were not included in the Company’s estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation.

During the nine months ended November 2, 2002, the Company recorded approximately $2 million, net of tax, gain on disposal of Mr. Rags. This gain represents proceeds in excess of the Company’s original estimates for the sale of the closing date inventory of Mr. Rags of $3.0 million, net of tax, $ .5 million net of tax, of operating losses of Mr. Rags during the phase out period below the Company’s original estimates, and $1.3 million net of tax, which represents an accrual for a portion of guaranteed lease payments on operating leases for which the Company remains liable if the new owner of Mr. Rags were to default on the lease payments.

The Company remains as a guarantor on 12 operating leases for store locations and $5.0 million in gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. As of November 2, 2002, the new owners of Mr. Rags have met all obligations relating to their guaranteed leases, however, certain other payments due the Company have been delayed due to cash flow deficiencies. Based on management’s review of the financial performance of Mr. Rags and its impact on the new owners’ ability to fulfill the commitments under the leases, $2.0 million was accrued as a liability at November 2, 2002. The Company has also entered into a service agreement with the new owner of Mr. Rags under which the Company will perform certain administrative services for the benefit of Mr. Rags, for an initial period of one year with no decision making authority. The agreement can be cancelled by either party upon written notice in accordance with the terms of the service agreement. As of November 2, 2002, the Company has received approximately $736,000 for these services and has included them within interest and other within its statement of operations.

5. Segment Information

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales from continuing operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended

	Nov. 2,	Nov. 3,	Nov. 2,	Nov. 3,
	2002	2001	2002	2001

North America	$166,975	$153,551	$506,942	$496,894
International	63,068	50,589	172,201	141,434

Total	$230,043	$204,139	$679,143	$638,328

Income (loss) from continuing operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended

	Nov. 2,	Nov. 3,	Nov. 2,	Nov. 3,
	2002	2001	2002	2001

North America	$8,031	$(1,816)	$26,955	$(1,329)
International	4,050	4,921	8,484	12,643

Total	$12,081	$3,104	$35,440	$11,314

6. Statements of Cash Flows

Payments of income taxes were $13.0 million and $16.3 million for the nine months ended November 2, 2002 and November 3, 2001, respectively. Payments of interest were $2.2 million and $9.1 million for the nine months ended November 2, 2002 and November 3, 2001, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading mall-based retailer of popular-priced fashion accessories for pre-teens and teenagers through our wholly-owned subsidiaries, Claire’s Boutiques, Inc., which also operates through its Icing by Claire’s stores (formerly Afterthoughts), Claire’s Puerto Rico Corp., Claire’s Canada Corp., Claire’s Accessories UK Ltd., Bijoux One Trading AG (Bijoux), Claire’s France and through our 50%-owned joint venture Claire’s Nippon Co., Ltd. We are primarily organized based on our geographic markets, which include our North American operations and our international operations.

As of November 2, 2002, we operated a total of 2,927 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Ireland, Switzerland, Austria, Germany, France, and Japan. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Afterthoughts”, “The Icing”, “Icing by Claire’s”, and “Bijoux One”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name.

Annually, our fiscal year ends on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended February 2, 2002 as Fiscal 2002, and the current fiscal year ending February 1, 2003 as Fiscal 2003.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows, and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. The discussions in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward- Looking Statements” in this section, as well as estimates and judgments used in preparing our financial statements.

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

	Three Months Ended		Nine Months Ended

	Nov. 2,	Nov. 3,	Nov. 2,	Nov. 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, occupancy and buying expenses	50.0	52.2	50.6	53.3

Gross profit	50.0	47.8	49.4	46.7

Other expenses:
Selling, general and administrative	37.2	39.4	36.8	38.0
Depreciation and amortization	4.3	5.3	4.1	5.0
Interest expense, net	0.4	0.6	0.4	0.8

	41.9	45.4	41.4	43.9

Income from continuing operations before income taxes	8.1	2.4	8.0	2.8
Income taxes	2.8	0.8	2.8	1.0

Income from continuing operations	5.3	1.5	5.2	1.8

Critical Accounting Policies

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

Inventory Valuation — We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management’s ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs. Additionally, our inventories are valued using the retail method in North America and Bijoux, and average cost in the United Kingdom and France. Fluctuations in demand for inventory affect the value of our inventory.

Asset Impairment — We invest in property and equipment in connection with the opening and remodeling of stores. We evaluate the recoverability of these assets periodically and record an impairment charge when we believe the cash flow may not be sufficient to recover the assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In addition, we make investments through our international subsidiaries in intangible assets upon the acquisition and opening of many of our store locations in Europe. We evaluate the market value of these assets periodically and record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary.

Goodwill Impairment — We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We adopted SFAS No. 142 in the first quarter of Fiscal 2003. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We recorded approximately $2.2 and $6.6 million of amortization on goodwill during the three and nine months ended November 3, 2001 and would have recorded approximately $2.2 and $6.6 million of amortization during the three and nine months ended November 2, 2002 had SFAS No. 142 not been adopted. In lieu of amortization, we were required to perform an initial impairment review of our goodwill and an annual impairment review each year thereafter. As of November 2, 2002, we had unamortized goodwill of approximately $196.1 million. Our initial impairment review has been completed and we determined that no goodwill impairment existed as of February 3, 2002. We have also determined that none of our intangible assets, other than goodwill, have indefinite lines and that the existing useful lives are appropriate.

Accounting for Leases — We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases as a charge against our earnings in the year of termination.

Deferred Taxes — We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The operating results of Claire’s Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group. Accordingly the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our condensed consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. In May 2002, we made an additional investment in Nippon of approximately $.8 million.

Net sales for the three months ended November 2, 2002 increased approximately 12.7%, or $25.9 million, over the comparable period ended November 3, 2001. The increase for the period resulted primarily from a same-store sales increase during the period of 8% and an increase in average sales per store for new stores. The average sales per store in new stores increased during the quarter primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America. Net sales for the nine months ended November 2, 2002 increased approximately 6.3%, or $40.8 million, over the comparable period ended November 3, 2001. The increase for the period resulted primarily from a same-store sales increase of 3% and an increase in average sales per store for new stores. The increase in same-store sales during the three and nine month period was driven primarily by an increase in average units per transaction and average retail per unit. We believe these increases have been primarily due to the merchandise assortments and value oriented merchandise prices being favorable to consumer preferences.

Gross profit for the three months ended November 2, 2002 increased 2.2% as a percentage of sales, or $17.5 million, compared to the three months ended November 3, 2001. The increase as a percentage of sales was primarily caused by higher merchandise margins. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as we maintained inventory levels in line with expected customer demand. In addition, the same-store sales increase during the period allowed for leverage on occupancy costs, which are primarily fixed in nature. Gross profit for the nine months ended November 2, 2002 increased 2.7% as a percentage of sales, or $37.3 million, compared to the comparable period ended November 3, 2001. The increase as a percentage of sales was primarily caused by higher merchandise margins, resulting from fewer markdowns during the nine months ended November 2, 2002 as discussed above. In addition, the same-store sales increase during the period allowed for leverage on occupancy costs, which are primarily fixed in nature.

Selling, general and administrative expenses for the three months ended November 2, 2002 decrease 2.2% as a percentage of sales, compared to the three months ended November 3, 2001. The decrease as a percentage of sales was caused primarily by the effect of positive same-store sales during the quarter on our corporate overhead. Selling, general and administrative expenses increased $5.1 million, or 6% over the comparable period. Selling, general and administrative expenses for the nine months ended November 2, 2002 decreased 1.2% as a percentage of sales, compared to the comparable period ended November 3, 2001. These expenses increased by $7.3 million, or 3% over the comparable period. We achieved this limited increase primarily as a result of expense management controls in areas such as store payroll and advertising.

Depreciation and amortization for the three months ended November 2, 2002 was $9.9 million as compared to $10.9 million for the three months ended November 3, 2001. The decrease of $1 million was due to goodwill no longer being amortized in accordance with the provisions of SFAS No. 142, offset by additional depreciation on capital expenditures since November 3, 2001. We recorded $2.2 million of amortization of goodwill during the three months ended November 3, 2001. Our net income would have been $3.8 million or $0.08 per diluted share without goodwill amortization expense during that period. Depreciation and amortization for the nine months ended November 2, 2002 was $28 million as compared to $32 million for the nine months ended November 3, 2001. The decrease of $4 million was due to goodwill no longer being amortized, offset by additional depreciation on capital expenditures made since November 3, 2001. We recorded $6.6 million of amortization of goodwill during the nine months ended November 3, 2001. Our net income would have been $8.5 million, or $0.17 per diluted share without goodwill amortization expense during that period.

Interest and other was $976 thousand and $2.8 million for the three and nine months ended November 2, 2002, respectively, as compared to $1.3 million and $5.4 million for the three and nine months ended November 3, 2001, respectively. The $ .3 million and $2.6 million decrease in interest expense, net was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period. In addition, we have received $280,000 and $736,000 during the three and nine months ended November 2, 2002 and November 3, 2001 relative to fees collected for services rendered to the new owners of Mr. Rags.

Our effective tax rate was 35% during the periods ended November 2, 2002 and November 3, 2001.

In January 2002, our Board of Directors authorized the disposition of the Mr. Rags stores, which represented our apparel segment. In connection with the plan to dispose of Mr. Rags, we recorded a loss on disposal of Lux Corp., net of tax of $12.9 million in the consolidated financial statements as of February 2, 2002. Included in the loss on disposal was an estimate of proceeds from the sale of closing date inventory of $4.4 million, net of tax and an estimate of operating losses of Mr. Rags during the six month phase out period of $2.5 million, net of tax. On May 17, 2002, we sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Mr. Rags were accounted for as a discontinued operation in our unaudited condensed consolidated financial statements. The deferred payments aggregating $10 million were not included in our estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation.

During the nine months ended November 2, 2002, we recorded approximately $2 million, net of tax, gain on disposal of Mr. Rags. This gain represents proceeds in excess of our original estimates for the sale of the closing date inventory of Mr. Rags of $3.0 million, net of tax, $ .5 million net of tax, of operating losses of Mr. Rags during the phase out period below our original estimates, and $1.3 million net of tax, which represents an accrual for a portion of guaranteed lease payments on operating leases for which we remain liable if the new owner of Mr. Rags were to default on the lease payments.

We remain as a guarantor on 12 operating leases for store locations and $5.0 million in gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. As of November 2, 2002, the new owners of Mr. Rags have met all obligations relating to their guaranteed leases, however, certain other payments due us have been delayed due to cash flow deficiencies. Based on our review of the financial performance of Mr. Rags and its impact on the new owners’ ability to fulfill the commitments under the leases, $2.0 million was accrued as a liability. We have also entered into a service agreement with the new owner of Mr. Rags under which we will perform certain administrative services for the benefit of Mr. Rags, for an initial period of one year with no decision making authority. The agreement can be cancelled by either party upon written notice in accordance with the terms of the service agreement. As of November 2, 2002, we have received approximately $736,000 for these services and have included them within interest and other within its statement of operations.

Quarterly Information and Seasonality

The specialty retail industry is seasonal in nature and a disproportionately higher level of our revenues and earnings are generated in the fall and holiday selling seasons. Our working capital requirements and inventories increase substantially in the third quarter in anticipation of the holiday selling season.

Liquidity and Capital Resources

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On November 2, 2002, approximately $25 million was outstanding on this line of credit, while $105 million was outstanding under the term loan. Also, on November 2, 2002, the borrowings under this credit facility were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of November 2, 2002, we had $15 million of availability under the revolving line of credit.

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

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $130.1 million at November 2, 2002.

Net cash provided by operating activities from continuing operations was $62.9 million for the nine months ended November 2, 2002 compared to $47.6 million for the nine months ended November 3, 2001. The primary increase of net cash provided by operating activities from continuing operations as compared to the prior period was an increase in net income, offset by an increase in the use of funds for inventory accumulation in advance of the holiday shopping season.

Inventory at November 2, 2002 increased 36% compared to the inventory balance at the end of our February 2, 2002 fiscal year. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand. Inventory at November 2, 2002 increased 2.7% as compared to inventory at November 3, 2001.

Net cash used in investing activities of $35 million for the nine months ended November 2, 2002 was primarily as a result of capital expenditures of $36.6 million offset by the sale of short-term investments

Net cash provided by financing activities was $4 million for the nine months ended November 2, 2002 as compared to $2.7 million provided by financing activities for the nine months ended November 3, 2001. The cash used in financing activities during the first nine months of Fiscal 2003 was to fund dividends on our Class A and Common stock.

For the nine months ended November 2, 2002, we opened 162 stores and closed 110 stores ending the quarter with 2,927 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, debt and currently anticipated capital expenditure plans for Fiscal 2003.

During the nine months ended November 2, 2002, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders’ equity by $14.9 million for the nine months ended November 2, 2002.

In December 2002, after consultation with an expert in the executive compensation field, we entered into a three-year employment agreement with our Chairman, with successive one-year renewal terms. The agreement provides that our Chairman will be paid an annual base salary of $1.0 million, the base salary for our Chairman prior to entering into the agreement, and a one-time $3.0 million transition bonus, of which $1.5 million was paid upon signing of the employment agreement, and $1.5 million will be paid upon achievement of certain milestones as set forth in the agreement. The agreement also provides that, in consideration of certain restrictive covenants agreed to by our Chairman and other exclusive rights granted to us by our Chairman for the benefit of the Company and, as long as the milestones referenced above have been met, our Chairman will also be paid a $1.3 million annual bonus during the remaining term of the agreement, payable in quarterly installments, commencing November 1, 2003.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for “forward-looking statements” made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand and future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These statements may also be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” and “anticipates.” Forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, and uncertainties generally associated with specialty retailing. Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During the first nine months of Fiscal 2003, included in comprehensive income and stockholders’ equity is $14.9 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at November 2, 2002, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our Statement of Operations.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first nine months of Fiscal 2003, a 10% increase in the average effective interest rate during the remainder of Fiscal 2003 would not have materially impacted our annual net interest expense.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our acting co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as of the date of their evaluation, have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Employment Agreement, dated December 4, 2002, between Claire’s Stores, Inc. and Rowland Schaefer.

99.1	Certification of Acting Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Acting Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

1.	Form 8-K filed with the Securities and Exchange Commission on September 13, 2002 to report an Item 9 event (Regulation FD Disclosure)

Items 1 through 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

(Registrant)

Date: December 16, 2002	/s/ Ira D. Kaplan

Ira D. Kaplan Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Marla Schaefer, acting co-Chief Executive Officer of Claire’s Stores, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ Marla Schaefer

Marla Schaefer Acting Co-Chief Executive Officer

CERTIFICATION

I, E. Bonnie Schaefer, acting co-Chief Executive Officer of Claire’s Stores, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer Acting Co-Chief Executive Officer

CERTIFICATION

I, Ira D. Kaplan, Chief Financial Officer of Claire’s Stores, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ Ira D. Kaplan

Ira D. Kaplan Chief Financial Officer