Form 10-K
period 2003-02-01
CLAIRES STORES INC
filed 2003-05-02
CIK 34115

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File No. 1-8899

Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 433-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Class A Common Stock, $.05 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 42,555,628 shares of Class A Common Stock and Common Stock held by non-affiliates of the registrant was $713,232,325. All outstanding shares of Class A Common Stock and Common Stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     At March 31, 2003, there were outstanding 46,147,991 shares of registrant’s Common Stock, $.05 par value, and 2,691,396 shares of the registrant’s Class A Common Stock, $.05 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the registrant’s fiscal year covered by this report, is incorporated by reference into Part III of this report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for “forward-looking statements” made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand, future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, potential difficulties or delays in identifying, attracting and retaining qualified individuals to serve in senior management positions, uncertainties generally associated with specialty retailing, and the other factors referred to herein including, but not limited to, the items discussed in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Risk Factors Relating to our Business.” Unless the context requires otherwise, all references to the “company”, “we”, “us” or “our” include Claire’s Stores, Inc. and its subsidiaries.

PART I.

Item 1. Business

General

We are a leading mall-based retailer of value-priced fashion accessories for pre-teens and teenagers as well as young adults through our wholly-owned subsidiaries, Claire’s Boutiques, Inc., which also operates through its Icing by Claire’s division, Claire’s Puerto Rico Corp., Claire’s Canada Corp., Claire’s Accessories UK Ltd., Bijoux One Trading GmbH, Claire’s Switzerland GmbH, Claire’s Germany GmbH (Bijoux, which are our stores located in Switzerland, Austria and Germany), Claire’s France and Claire’s Nippon Co. Ltd., which is our 50%-owned joint venture with Aeon Co, Ltd. (f/k/a Jusco Co., Ltd.). We are primarily organized based on our geographic markets, which include our North American operations and our International operations.

As of March 31, 2003 we operated a total of 2,925 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Afterthoughts”, “The Icing”, “Icing by Claire’s”, and “Bijoux One”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name.

We incorporated in 1961 as a Delaware corporation. In June 2000, we completed our reincorporation from the state of Delaware to the State of Florida through a merger transaction with one of our wholly-owned subsidiaries.

Our executive offices are located at 3 S.W. 129 Avenue, Pembroke Pines, Florida 33027, our telephone number is (954) 433-3900 and our internet address is www.claires.com. Through our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

Business Description

We specialize in selling value-priced fashion accessories designed to predominantly appeal to pre-teen and teenage females as well as young adults. We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 14 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 15 to 26 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at about $5. Our stores share a similar format and our different store concepts and tradenames allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise the largest and among the most successful chain of specialty retail stores in the world, devoted to the sale of value-priced pre-teen and teenage fashion accessories.

Our sales are divided into two principal product categories:

•	Jewelry—Costume jewelry, earrings and ear piercing services; and

•	Accessories—Other fashion accessories, hair ornaments, totebags and novelty items.

The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended

	Feb. 1, 2003		Feb. 2, 2002		Feb. 3, 2001

Jewelry	$481,686	48.1%	$423,321	46.1%	$473,529	50.0%
Accessories	519,851	51.9%	495,416	53.9%	473,186	50.0%

	$1,001,537	100.0%	$918,737	100.0%	$946,715	100.0%

We are primarily organized based on geographic markets for which we operate. Under this organizational structure, we have two reportable segments: North America and International. A summary of North American and International operations is presented below (dollars in thousands):

	Fiscal Year Ended

	2003	2002	2001

REVENUES
North America	$740,838	$711,299	$764,154
International	260,699	207,438	182,561

Total revenues	$1,001,537	$918,737	$946,715

INCOME FROM CONTINUING OPERATIONS
North America	$57,926	21,339	45,149
International	20,053	19,787	22,623

Total income from continuing operations	$77,979	$41,126	$67,772

LONG-LIVED ASSETS
North America	$298,835	$315,695	$325,787
International	108,084	81,456	68,510

Total long-lived assets	$406,919	$397,151	$394,297

Strategy

Through our Claire’s Accessories and Icing by Claire’s store concepts, our mission is to be the most profitable mall-based retailer selling accessories, costume jewelry and apparel to fashion-aware teens, tweens and young adults. We believe our customers want to stay current with or ahead of fashion trends and continually seek newness in their accessory wear. The key elements of our strategy are as follows:

Actively Manage Merchandise Trends and Display of Merchandise. We devote considerable effort to identifying emerging fashion trends. Through constant product testing and rapid placement of successful test items in our stores, we are able to respond to emerging fashion trends. We also devote considerable effort to how our merchandise is displayed in our stores, which we believe commands our customers’ attention, supports our image and promotes a consistent shopping environment for our customers. Our distribution systems enhance our ability to make quick responses to new fashion trends. We typically deliver to our stores 3-5 times a week.

Provide Attentive Customer Service. We are committed to offering courteous and professional customer service. We strive to give our customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Additionally, our stores provide a friendly and social atmosphere for our customers.

Store Growth Strategy. We opened our first store in Europe in 1996 and, as of February 1, 2003, operated 653 stores in Europe. We intend to continue our store growth through the opening of new stores in our international markets. Our European stores are typically smaller than our North American stores, which results in higher sales per square foot than our North American stores.

Maintain Strong Supplier Relationships. We view our supplier relationships as important to our success, and promote personal interaction with our suppliers. We believe many of our suppliers view our stores as important distribution channels.

Stores

Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as “Claire’s Boutiques” and “Claire’s Accessories” average approximately 1,000 square feet while those stores operating as “The Icing”, “Icing by Claire’s” and “Afterthoughts” average approximately 1,200 square feet. Our stores in the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.

Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Approximately 76% of sales are made in cash, with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

Purchasing and Distribution

We purchase our merchandise from approximately 1,500 suppliers. We are not dependent on an individual supplier for merchandise purchased. Substantially all of the costume jewelry and fashion accessories that we sell are purchased from importers or imported directly. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American stores, or the distribution facility in Birmingham, England, which services the stores in the United Kingdom, Ireland and France, or the distribution facilities in Zurich, Switzerland and Vienna, Austria, which service the stores in Switzerland, Austria and Germany. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week, which provide our stores with a steady flow of new merchandise.

Store Management

Except as stated below, our Senior Vice President of Store Operations is responsible for managing our North American stores and reports to our Chief Operating Officer for North America, who in turn, reports to our Acting Co-Chief Executive Officers of Claire’s Stores, our parent company. We currently employ 214 District Managers in North America, each of whom oversees approximately 10 stores in his or her respective geographic area and reports to one of 20 Regional Managers. Each Regional Manager in North America reports to one of 6 Territorial Vice Presidents, who reports to the Senior Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents in North America were promoted from within the organization. The reporting structure for our stores in the international group is similar to the reporting structure in North America. The Presidents of Claire’s UK, Claire’s France and Bijoux report to the Chief Operating Officer of Europe, who in turn reports to our Acting Co-Chief Executive Officers of Claire’s Stores, our parent company. In the international group, there are a total of 4 Regional Managers and 69 District Managers. The Chief Operating Officer of Europe position is vacant. We are actively recruiting to fill this position, as well as hire a Chief Operating Officer of Claire’s Stores, Inc., our parent company.

Store Openings, Closings and Future Growth

For the fiscal year ended February 1, 2003, which is referred to as Fiscal 2003, we expanded our operations by 40 stores, net, in the United Kingdom, resulting in a total of 454 stores, by 8 stores, net, in Bijoux, resulting in a total of 95 stores, and by 47 stores, net, in France, resulting in a total of 104 stores. In North America, we decreased our operations by 70 stores, net to 2,150 stores. We believe our store growth will occur in our international markets, where we plan on opening approximately 10 stores, net, in the United Kingdom, opening 50 stores, net, in France and opening 4 stores, net, in Bijoux during the fiscal year ending January 31, 2004, which is referred to as Fiscal 2004. We plan on closing approximately 15 stores, net, in North America in Fiscal 2004. In Fiscal 2003, we and our joint venture partner, Aeon Co., Ltd. (formerly known as Jusco Co., Ltd.), a Japanese company, increased our operations in Japan by 12 stores to 109 stores. There are 15 store openings planned in Japan in Fiscal 2004. Net stores refers to stores opened, net of closings, if any.

We closed 588 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks or the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2003, which includes leasehold improvements and fixtures, averaged approximately $112,000 per store. In addition, certain store locations in our International operations require the purchase of intangible assets. In these cases, we invested approximately $235,000 per store in Fiscal 2003.

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

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Afterthoughts” and “Icing by Claire’s.” We have also registered these marks outside of the United

States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Information Systems

Our information systems provide our management with data that helps them identify emerging trends and manage inventories. Our information systems in North America include purchase order management, open order reporting, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory, financial reporting and price management.

All of our stores in North America have a point-of-sale system. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and our corporate offices.

We are in the process of upgrading and integrating our information systems in our international operations. We believe our management information systems are adequate to support our planned expansion at least through Fiscal 2005.

Competition

The specialty retail business is highly competitive. We compete with department stores and chains on a national and international level. We also compete on a regional or local level with specialty and discount store chains and independent retail stores. Our competition also includes internet and catalog businesses. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are fashion, price, merchandise, store location and customer service.

Seasonality

Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended February 1, 2003 were 21%, 24%, 23% and 32% in the first, second, third and fourth quarters, respectively.

Employees

On March 31, 2003, we had approximately 16,325 employees, 56% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions and we consider employee relations to be good.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. We lease all of our 2,925 store locations, generally for terms of seven to ten years. Under the leases, we pay a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of our stores in North America are located in enclosed shopping malls, while some stores are located within central business districts and others are located in “open-air” outlet malls or “strip centers”. Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall, appropriate space availability and proposed rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

We own central buying and store operations offices and North American distribution center located in Hoffman Estates, Illinois which is on approximately 24.8 acres. The property has buildings with approximately 520,000 total square feet of space, of which 404,000 square feet is devoted to receiving and distribution and 116,000 square feet is devoted to office space.

Our subsidiary, Claire’s Accessories UK Ltd., or UK, leases distribution and office space in Birmingham, England. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires in December 2024 and UK has the right to assign or sublet this lease at any time during the term of the lease. UK also has a lease for 25,000 square feet of office and distribution space which it occupied prior to its current location. This lease expires in March 2012, although UK has the right to terminate in March 2007. UK utilizes this space to support its growing needs for distribution to Ireland and France, but also has the right to assign or sublet the old lease.

Our stores operated by our subsidiaries, Claire’s Switzerland, Bijoux One Trading and Claire’s Germany, are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich, Switzerland consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2006. In Vienna, Austria, the facility consists of 18,100 square feet devoted to distribution and 3,400 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Bijoux with six months notice to the landlord.

We lease from Rowland Schaefer & Associates (formerly Two Centrum Plaza Associates) approximately 33,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. The lease provides for the payment of annual base rent of approximately $679,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. We exercised a five year renewal option under the lease, which now expires on July 31, 2005. See Note 10 entitled “Related Party Transactions” to our consolidated financial statements included in this report of Form 10-K.

We also own 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. We also lease executive office space in New York City and are the owner of a cooperative apartment in New York City.

Item 3. Legal Proceedings

We are, from time to time, involved in routine litigation incidental to the conduct of our business, including proceedings to protect our trademark rights, litigation instituted by persons injured upon premises under our control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of our business, like any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability of other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. We believe that currently pending litigation will not have a material adverse effect on our financial position, earnings or cash flows. We may also become involved with litigation for businesses that we have acquired or businesses that we have disposed of, and we may be required to pursue our indemnification rights, to the extent available, under agreements with third parties for liabilities, if any, that might be assessed against us for these claims. Potential claims may also be asserted against us by creditors of Lux Corp. as a result of its recent bankruptcy filing. These potential claims may include or relate to obligations under real estate leases guaranteed by us, obligations under equipment and leasehold improvement leases assigned by us to Lux Corp., and payments received by us under the stock purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Discontinued Operations.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

We have two classes of common stock, par value $.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 31, 2003, the number of record holders of shares of common stock and Class A common stock was 1,383 and 493, respectively.

	Closing of Common Stock

Year Ended February 1, 2003	High	Low

First Quarter	$22.26	$17.85
Second Quarter	22.96	16.70
Third Quarter	25.90	16.45
Fourth Quarter	26.30	21.90

Year Ended February 2, 2002
First Quarter	$20.27	$16.65
Second Quarter	22.65	17.00
Third Quarter	17.37	11.69
Fourth Quarter	18.80	12.51

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our Board of Directors, in its sole discretion, has determined the distribution rate based on our results of operations, economic conditions, tax considerations and other factors. In Fiscal 2002 and Fiscal 2003, we paid quarterly cash dividend distributions each year (four in the amount of $.04 per share of common stock each year and four in the amount of $.02 share of Class A common stock each year) totaling $.16 per share of common stock each year and $.08 per share of Class A common stock each year. We expect to continue paying dividends. However, there is no assurance that we will be able to continue to do so because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings and financial condition and other factors our Board of Directors consider relevant as well as certain limitations on our ability to make dividend distributions that could become effective if we fail to meet specified financial covenants under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table provides information as of February 1, 2003 with respect to compensation plans (including individual compensation arrangements) under which our common stock and Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	834,548	$17.03	4,221,396
Equity compensation plans not approved by security holders	—	—	—
Total	834,548	$17.03	4,221,396

Item 6. Selected Financial Data

The balance sheet and income statement data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in Part II, Item 8 of this report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated Balance Sheet data as of February 3, 2001, January 29, 2000, and January 30, 1999 and the consolidated Statements of Operations and Comprehensive Income for each of the two fiscal years in the period ended January 29, 2000 and January 30, 1999 are derived from our consolidated financial statements, which are not included herein.

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,
	2003	2002(3)	2001(1)(3)	2000(3)	1999(2)(3)

		(In thousands except per share amounts)
Operating Statement Data:
Net Sales	$1,001,537	$918,737	$946,715	$764,848	$605,784
Income from continuing operations	77,979	41,126	67,772	93,203	68,340
Net Income	77,744	19,583	64,975	87,935	62,280
Income Per Share:
Basic:
From continuing operations	$1.60	$0.84	$1.36	$1.83	$1.35
Net income	1.60	0.40	1.30	1.72	1.23
Diluted:
From continuing operations	$1.59	$0.84	$1.35	$1.82	$1.34
Net income	1.59	0.40	1.30	1.71	1.22
Cash Dividends Per Share:
Common stock	$0.16	$0.16	$0.16	$0.16	$0.16
Class A Common stock	0.08	0.08	0.08	0.08	0.08
Balance Sheet Data:
Current assets	$321,608	$214,424	$265,964	$297,283	$245,919
Current liabilities	141,010	82,536	94,452	91,676	67,490
Working capital	180,598	131,888	171,512	205,607	178,429
Total assets	728,527	611,575	660,261	695,292	392,218
Long-term debt	70,000	110,104	151,374	192,000	—
Stockholders’ equity	501,254	404,188	399,700	398,786	314,218

(1)	Consists of 53 weeks.

(2)	We adopted a plan to discontinue the operations of our Just Nikki catalog segment in January 1999.

(3)	We adopted a plan to discontinue the operations of Mr. Rags (Lux Corp.) in January 2002. See Note 3 to the consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in estimates and judgments used in preparing our financial statements set forth under “Critical Accounting Policies and Estimates” and the factors set forth under “Certain Risk Factors Relating to our Business” in this section.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, valuation of goodwill and intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Inventory Valuation

We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management’s ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs. Additionally, our inventories are valued using the retail method in North America and Bijoux and average cost in UK and France. Fluctuations in demand for inventory affect the value of our inventory.

Asset Impairment

We invest in property and equipment in connection with the opening and remodeling of stores. We evaluate the recoverability of these assets periodically and record an impairment charge when we believe the cash flow may not be sufficient to recover the assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2003, we recorded impairment charges of $2.7 million relating to fixed assets in our International segment due to those assets not being recoverable by estimated discounted cash flows.

Goodwill Impairment

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated discounted cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated discounted cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment.

Intangible Asset Impairment

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights were determined through the use of third-party valuation. In addition, we make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value of certain lease rights included in our international segment were determined to be less than their carrying values.

Accounting for Leases

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is determined based on estimates by management of future taxable income. Our estimates of future taxable income can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect our future taxable income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Recorded within our financial statements is a valuation allowance of $4.1 million at February 1, 2003 due to uncertainties related to the ability to utilize some of our deferred tax assets, primarily consisting of net operating loss carryforwards of $11.5 million relating to the operations of our foreign subsidiaries, $11.0 million of which have indefinite expiration, and $.5 million of which expire in Fiscal 2006.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

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

Fluctuations in the demand for retail fashion accessories and apparel especially affect the inventory we own because we usually order our merchandise well in advance of the applicable season and sometimes before fashion trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We purchase merchandise from our suppliers well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.

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

Distribution functions for all of our North American stores are handled from our distribution center in Hoffman Estates, Illinois. Distribution functions for all of our stores in the United Kingdom, France and Ireland are handled from our distribution center in Birmingham, United Kingdom. Distribution facilities for all of our stores in Switzerland, Austria and Germany are handled from our distribution centers in Zurich, Switzerland and Vienna, Austria. Any significant interruption in the operation of these distribution centers, due to natural disaster or otherwise, would have a material effect on our business, financial condition and results of operations.

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

A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise

We purchase merchandise from approximately 1,500 domestic and international suppliers. In Fiscal 2003, approximately 18% of all merchandise units purchased for our North American stores (representing approximately 29% of total cost) were purchased domestically and the remaining 82% of all merchandise units (71% of cost) were purchased from outside the United States. In Fiscal 2003, approximately 42% of our total merchandise units purchased for our North American stores (representing 42% of cost) were from China, including Hong Kong, with the remainder coming from 12 other foreign countries. An outbreak of Severe Acute Respiratory Syndrome (SARS) has recently been reported in Hong Kong, Singapore, and China. Any event, such as SARS, political instability or the imposition of additional import restrictions that disrupt or otherwise adversely affect our imports from China or other foreign countries, would be likely to have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against merchandise could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. We pursue a diversified global sourcing strategy that includes relationships with vendors in 14 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Fluctuations in same-store net sales may affect the price of our stock

Our comparable same-store net sales results have fluctuated in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect our same-store net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic and geopolitical conditions. Our comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, our future comparable store net sales results are likely to have a significant effect on the market price of our common stock because investors may look to our same-store net sales results to determine how we performed from period to period absent sales attributable to new stores.

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

Our international expansion is an integral part of our strategy to increase our net sales through store growth. If our international expansion is not successful, our results of operations are likely to be adversely affected. Our ability to grow successfully in the continental European market depends in part on determining a sustainable formula to build customer loyalty and gain market share in the especially challenging retail environments of France and Germany. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North

American operations, such as integration of information systems. For example, we currently use the retail method to value our inventory in North America and Bijoux, but use the average cost method for valuing our inventory in the UK and France. The failure to expand and integrate our foreign operations could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

The useful life and value of our goodwill and intangible assets will continue to be reevaluated and could result in a write-down of our goodwill or intangible assets in a future period

As of February 1, 2003, intangible assets, which include goodwill and other separately identifiable intangible assets, totaled approximately 31% of our total assets. We acquire intangible assets when we purchase businesses or acquire lease rights. At the time of or following each acquisition by us of intangible assets, we evaluate each acquisition and establish an appropriate useful life and carrying value for all intangible assets, including goodwill, identified based on the specific underlying facts and circumstances of the acquisition. Subsequent to such initial evaluation, we annually, or more frequently if impairment indicators arise, reevaluate such facts and circumstances to determine if the related intangible assets, including goodwill, continue to be realizable and if the useful life continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that we will realize the value of such intangible assets, including goodwill. We did not record any impairment charge during Fiscal 2003 with respect to our unamortized balance of goodwill. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value of certain lease rights in our international segment were less than their carrying values. Any future determination, based on reevaluation of the underlying facts and circumstances that a significant impairment has occurred, would require the write-off of the impaired portion of unamortized goodwill and intangible assets, which could have a material adverse effect on our results of operations.

Changes in the anticipated seasonal business pattern could adversely effect our sales and profits and our quarterly results may fluctuate due to a variety of factors

Our business follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. During Fiscal 2003, these periods accounted for approximately 30% of our annual sales. Any decrease in sales or margins during these periods would be likely to have a material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. We must carry a significant amount of inventory in anticipation of these selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings; the amount of revenue contributed by new stores; the timing and level of mark downs; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Our industry is highly competitive

The specialty retail business is highly competitive. We compete with national, international, and local department stores, specialty and discount store chains, independent retail stores and internet and catalog businesses that market similar lines of merchandise. Some competitors have more resources than us. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors.

Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry.

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

A decline in number of people who go to malls could reduce the number of our customers and reduce our net sales

Substantially all of our North American stores are located in regional shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the mall’s “anchor” tenants, generally movie theaters, large department stores and other area attractions to generate consumer traffic around our stores and the continuing popularity of malls as shopping destinations for pre-teens and teenagers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers, other malls where we do not have stores and the closing of anchor tenants in a particular mall. In addition, a decline in the popularity of mall shopping among our target customers, pre-teens and teenagers, and increased gasoline prices that may curtail customer visits to malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

Terrorist attacks have heightened security concerns and war or the threat of war could result in lower customer traffic in our stores

In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of our stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, lower customer traffic due to security concerns, increased gasoline prices that may curtail customer visits to malls, and war or the threat of war could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

We depend on key personnel

Our success and ability to properly manage our growth depends to a significant extent both upon the performance of our current executive and senior management team and our ability to attract, hire, motivate and retain additional qualified management personnel in the future. Since November 2002, our Chairman and Chief Executive Officer has been on a medical leave of absence, and our Vice-Chairmen have assumed the responsibilities of our Chairman and Chief Executive Officer. We also have commenced a search for a Chief Operating Officer of Claire’s Stores, Inc., our parent company, and are seeking to fill the vacancy of Chief Operating Officer of Europe. Our inability to recruit and retain such additional personnel, or our loss of the services of any of our executive officers, could have a material adverse impact on us.

Litigation matters incidental to our business could be adversely determined against us and our insurance coverage may not be adequate to protect our assets and operations

We are involved from time to time in litigation incidental to our business, including litigation instituted by persons injured upon premises under our control, litigation with present and former employees and proceedings to protect our trademark rights. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. However, management’s assessment of current litigation could change in light of the discovery of facts not currently known by us or determinations by judges, juries or other finders of fact not in accordance with management’s assessment of the outcome of our pending litigation. We may also become involved with litigation for businesses that we have acquired or businesses that we have disposed of, and we may be required to pursue our indemnification rights, to the extent available, under agreements with third parties for liabilities, if any, that might be assessed against us for these claims. Potential claims may also be asserted against us by creditors of Lux Corp. as a result of its recent bankruptcy filing. These potential claims may include or relate to obligations under real estate leases guaranteed by us, obligations under equipment and leasehold improvement leases assigned by us to Lux Corp., and payments received by us under the stock purchase agreement. See “Discontinued Operations.” Depending on the actual outcome of pending or future litigation, charges could be recorded in the future that may have an adverse effect on our operating results.

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages that management considers adequate for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for claims brought or which may be brought against us. A successful claim against us in excess of insurance coverages could have a material adverse effect on our operating results. We retain certain self-insurance risks for health benefits, workers compensation benefits and casualty insurance programs. Self-insurance reserves are established based on claims filed and estimates of claims incurred by not yet reported. There can be no assurance that our actual claims will not exceed our estimates.

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

Control by our Chairman

We have two classes of common stock, common stock and Class A common stock. The holders of our common stock are entitled to one vote per share, and the holders of our Class A common stock are entitled to 10 votes for each share. As of March 31, 2003, Mr. Rowland Schaefer, our Chairman, President and Chief Executive Officer, owns or has voting power over approximately 9.4% of our common stock and approximately 66.2% of our Class A common stock and, as a result, controls approximately 30.3% of our outstanding voting power on a combined basis. As a result, our Chairman substantially influences shareholder action, including the election of our directors. This influence of us by our Chairman may make us less attractive as a target for a takeover proposal. It may also make it more difficult to discourage a merger proposal or proxy contest for the removal of incumbent directors. As a result, this may deprive the holders of our common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of us or with or by another company.

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

Results of Continuing Operations

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 3,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales, occupancy and buying expenses	48.6	51.6	48.8

Gross profit	51.4	48.4	51.2
Other expenses:
Selling, general and administrative	35.4	36.0	34.7
Depreciation and amortization	3.8	4.7	4.4
Interest expense	0.5	1.1	1.5
Interest and other income	(0.3)	(0.4)	(0.5)

	39.4	41.4	40.1
Income from continuing operations before Income taxes	12.0	7.0	11.1
Income taxes	4.2	2.6	3.9

Income from continuing operations	7.8%	4.4%	7.2%

The operating results of Claire’s Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group in accordance with generally accepted accounting principles. Accordingly, the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. As of February 1, 2003 and February 2, 2002, our investment in Nippon was carried at zero on our consolidated balance sheet.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2003 and Fiscal 2002 results consisted of 52 weeks and our Fiscal 2001 results consisted of 53 weeks.

Matters Affecting Comparability

Effective February 3, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 does not require retroactive restatement for all periods presented; however, it does require the disclosure of prior year effects adjusted for the elimination of amortization of goodwill and indefinite-lived intangible assets. Had the provision of SFAS No. 142 been applicable to Fiscal 2002 and Fiscal 2001, income from continuing operations would have been $.96 and $1.47, respectively, as compared to $.84 and $1.35, respectively, per diluted share. The initial impairment review as of the transition date of February 3, 2002 was completed in Fiscal 2003 and resulted in no goodwill impairment charge. Refer to Note 1 to our consolidated financial statements for further information.

Fiscal 2003 Compared to Fiscal 2002

Net sales increased by $82.8 million, or 9%, to $1.0 billion in Fiscal 2003 compared to $918.7 million for the year ended February 2, 2002, which is referred to as Fiscal 2002. This increase resulted primarily from same-store sales increases of 5% for the year. During Fiscal 2003, our sales in North America increased 6%, while our international sales increased 2% on a same-store sales basis. The same-store sales increase in North America was primarily a result of an increase in the average retail per transaction partially offset by fewer transactions per store.

Cost of sales, occupancy and buying expenses increased by $13.1 million, or 2.8%, to $486.9 million in Fiscal 2003 compared to $473.8 million in Fiscal 2002. As a percentage of net sales, these expenses decreased to 48.6% for Fiscal 2003 compared to 51.6% for Fiscal 2002. This decrease of 3.0% was primarily the result of increased merchandise margins as we reduced promotional activity and markdowns during the year through managing inventories efficiently.

Selling, general and administrative expenses increased by $24.1 million, or 7.3% to $355.1 million in Fiscal 2003 from $331.0 million in Fiscal 2002. This increase was primarily the result of higher operating costs, approximately $4.2 million of additional compensation earned by our Chairman in Fiscal 2003, approximately $3.7 million of impairment charges in our International operations, and approximately $2.7 million of additional store bonuses due to increased sales. As a percentage of net sales, these expenses decreased to approximately 35.4% in Fiscal 2003 compared to 36.0% in Fiscal 2002. The decrease was primarily caused by leverage on fixed costs. It has been our objective to close a number of under-performing or duplicative acquired Afterthoughts stores. As of February 1, 2003, 384 Afterthoughts stores had been closed or leases not renewed and 26 stores had been opened, resulting in 413 stores remaining within our North American operations. We expect to not renew the leases for approximately 89 stores in Fiscal 2004. During Fiscal 2003, we continued to eliminate redundant field operations and review under-performing stores.

Depreciation and amortization decreased by $5.0 million, or 11.7%, to $37.9 million in Fiscal 2003 from $42.9 million in Fiscal 2002. The decrease was primarily due to goodwill no longer being amortized in accordance with SFAS No. 142. Approximately $8.7 million of goodwill was amortized in Fiscal 2002. In addition, depreciation increased from our international divisions, partially offset by lower depreciation in North America.

Interest expense decreased from $10.4 million in Fiscal 2002 to $4.4 million in Fiscal 2003. The decrease of $6.0 million was primarily the result of lower interest rates and lower borrowings on our credit facility.

Interest and other income decreased from $4.0 million in Fiscal 2002 to $2.9 million in Fiscal 2003. The net decrease was primarily the result of lower interest rates on our invested cash balances, partially offset by the inclusion of approximately $1 million of fees received in consideration of performing certain administrative functions for the new owners of Lux Corp.

Income taxes increased by $18.7 million to $42.1 million in Fiscal 2003 compared to $23.5 million in Fiscal 2002. As a percentage of pre-tax income from continuing operations, income taxes decreased to 35.1% in Fiscal 2003 from 36.3% in Fiscal 2002. Our consolidated effective tax rate for Fiscal 2003 was 35%.

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

Cost of sales, occupancy and buying expenses increased by $12.2 million, or 3%, to $473.8 million in Fiscal 2002 compared to $461.6 million in Fiscal 2001. As a percentage of net sales, these expenses increased to 51.6% for Fiscal 2002 compared to 48.8% for Fiscal 2001. This increase of 2.8% was primarily the result of additional merchandise markdowns required due to excessive inventory levels compared to sales trends in North America. These markdowns were recorded in the second quarter of

Fiscal 2002. These markdowns helped us reduce inventory levels to be in line with planned sales for future periods. In addition, the decline in same-store sales discussed above resulted in the lack of leverage on fixed occupancy costs.

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

Interest expense decreased from $14.2 million in Fiscal 2001 to $10.4 million in Fiscal 2002. The decrease of $3.8 million was primarily the result of lower interest rates and lower borrowings on our credit facility.

Interest and other income decreased from $4.2 million in Fiscal 2001 to $4.0 million in Fiscal 2002. The net decrease of $0.2 million was primarily the result of lower interest rates on our invested cash balances.

Income taxes decreased by $13.5 million to $23.5 million in Fiscal 2002 compared to $37 million in Fiscal 2001. As a percentage of pre-tax income from continuing operations, income taxes increased to 36.3% in Fiscal 2002 from 35.3% in Fiscal 2001. The increase in the effective tax rate from continuing operations was affected by the tax benefits of losses in Lux Corp., being included in the loss from discontinued operations. Our consolidated effective tax rate for Fiscal 2002 was 35%.

Seasonality and Quarterly Results

Our business is seasonal by nature, with the Christmas, Easter and back-to-school periods historically accounting for the largest percentage of annual net sales. In Fiscal 2003, the Christmas, Easter and back-to-school periods together accounted for approximately 30% of our annual net sales. See note 11 of our consolidated financial statements.

Impact of Inflation

Inflation impacts several of our operating costs including, but not limited to cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices or by increasing sales.

Discontinued Operations

In January 2002, our Board of Directors authorized the disposition of Lux Corp., which represented our apparel segment. In connection with the plan to dispose of Lux Corp., we recorded a loss on disposal of $13.0 million, net of tax, in the consolidated financial statements as of February 2, 2002.

On May 17, 2002, we sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in our consolidated financial statements. The deferred payments aggregating $10 million were not included in our estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. In April 2003, Lux Corp. advised the Bankruptcy Court that it intends to liquidate its assets. As a result, no deferred payments have been made to us since the date of the bankruptcy filing, and there is no assurance that we will receive any future deferred payments. During Fiscal 2003, we recorded approximately $.2 million, net of tax, loss on disposal of Lux Corp.

As of February 1, 2003, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. As of February 1, 2003, we also had a contingent liability as lessee under a master lease agreement on $4.0 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. Based on management’s review of the financial performance of Mr. Rags since the date of sale and, taking into consideration the bankruptcy filing by Lux Corp. in January 2003 and the related impact on Lux Corp.’s ability to fulfill the commitments under these real estate and operating leases, we accrued a liability of $5.7 million at February 1, 2003. We also entered into a service agreement with the new owner of Lux Corp. in May 2002 under which we perform certain transition services for the benefit of Mr. Rags, with no decision making authority. The service agreement was for an initial period of one year, with two three-month renewal options. Lux Corp. has exercised the first renewal option, so the service agreement is scheduled to terminate in August 2003, unless earlier terminated pursuant to the terms of the service agreement. As of February 1, 2003, we have received approximately $1 million for these services and have included this amount in “interest and other income” within our Consolidated Statements of Operations and Comprehensive Income for Fiscal 2003.

In order to conform to the separate presentation of the net assets and operating results of Lux Corp. as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation.

Liquidity and Capital Resources

In connection with the acquisition of Afterthoughts in December 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On February 1, 2003 approximately $25 million was outstanding on this line of credit, while $85 million was outstanding under the term loan. Also, on February 1, 2003, the borrowings under this credit facility were bearing interest at 3%, and we were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of February 1, 2003, we had $15 million of availability under the revolving line of credit. We also had $1.2 million of issued letters of credit which are supported by and considered drawn against our line of credit.

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

The Company’s non-U.S. subsidiaries have credit facilities totaling approximately $1.6 million with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 1, 2003, the borrowings totaled $916,000, bearing interest at rates at approximately 3%.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases. At February 1, 2003, we had $411,000 accrued related to future payment obligations on leasehold improvement leases for closed stores. We are guarantor on approximately $10.2 million of real estate leases of Mr. Rags of which we have accrued $1.7 million as a contingent liability. See “Discontinued Operations.”

As of February 1, 2003, the Company’s future financial commitments under these arrangements are as follows:

	Payments Due by Period

Contractual
Obligations		Less than 1			More than
(in millions)	Total	year	1-3 years	3-5 years	5 years

Real estate obligations	$966.7	$133.2	$247.3	$212.7	$373.5
Operating leases for equipment and leasehold improvements	23.2	11.1	10.4	1.7	—
Long-term debt obligations	110.9	40.9	70.0	—	—
Letters of credit	1.2	1.2	—	—	—

Total	$1,102.0	$186.4	$327.7	$214.4	$373.5

We review the operating performance of our stores on an on-going basis to determine which stores, if any, to expand, relocate or close. We closed 150 stores in Fiscal 2003 and anticipate closing approximately 89 stores in Fiscal 2004.

Our operations have historically provided a positive cash flow which, together with our cash balances, provide adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $195.5 million at the end of Fiscal 2003.

Net cash provided by operating activities from continuing operations was $167.1 million in Fiscal 2003 compared to $101.4 million in Fiscal 2002 and $111.0 million in Fiscal 2001. The primary sources of net cash provided by operating activities in Fiscal 2003 was net income of $77.7 million, depreciation and amortization of $38.6 million, an increase in trade account payables and accrued expenses of $27.0 million and an increase in income taxes payable, partially offset by an increase in inventories of $6.8 million and an increase in prepaids and other assets of $15.0 million. Our current ratio (current assets over current liabilities) was 2.3:1.0 for Fiscal 2003 and 2.6:1.0 for Fiscal 2002.

At the end of Fiscal 2003, we increased our investment in inventories to $88.3 million, or 12.4%, from the Fiscal 2002 balance of $78.6 million. Our average store inventories vary throughout the year and increase in advance of the peak selling periods of Christmas, Easter and back-to-school. During Fiscal 2003, inventory turnover increased to 3.0 times from 2.8 times for Fiscal 2002. The increase in inventories was due to carrying appropriate levels of inventory to meet planned sales for the spring season. In addition, inventories on a per square foot basis increased 11.4%.

Net cash used in investing activities of $51.1 million in Fiscal 2003 was primarily a result of capital expenditures of $45.5 million, the acquisition of intangible assets (lease rights within our international segment) of $6.8 million offset by and the sale of short-term investments. During Fiscal 2003, we continued to expand and remodel our store base. Significant capital projects included the opening of 175 new stores and the remodeling of 141 stores. In Fiscal 2004, capital expenditures and acquisition of intangible assets (lease rights) are expected to be approximately $50 million and $15 million, respectively, as we continue to invest in expanding and remodeling our store base and technology.

Net cash used in financing activities of $24.8 million in Fiscal 2003 was primarily due to our payments on the credit facility of $20.2 million and dividends paid of $7.6 million, offset by $3.0 million received from the exercise of stock options.

Working capital at the end of Fiscal 2003 was $180.6 million compared to $131.9 million at the end of Fiscal 2002. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $95.6 million, inventories of $9.7 million and prepaid expenses and other current assets of $3.4 million, offset by an increase in current liabilities.

We believe that we will be able to finance our capital expenditure plans for Fiscal 2004 based on our consistent ability to generate cash flow from operations, significant cash balances and available funds under our credit facilities.

Recent Accounting Pronouncements

Effective February 3, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, we ceased amortizing its goodwill effective February 3, 2002. We recorded $8.7 million of amortization during the year ended February 2, 2002 and would have recorded $8.6 million of amortization during the year ended February 1, 2003. Net income for the year ended February 2, 2002 would have been $25.2 million or $0.52 per diluted share without goodwill amortization expense during that period. We had $197.9 and $193.1 million of unamortized goodwill at February 1, 2003 and February 2, 2002, respectively.

SFAS 142 required us, upon our adoption, to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value of one or more intangible assets is impaired. The first step of this impairment test required us, within the first six months of Fiscal 2003, to determine the fair value of the reporting unit, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeded the carrying value, no further analysis was required. If the fair value of the reporting unit was less than the carrying value of the net assets, we were required to perform step two of the impairment test, which required us to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. We performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at February 3, 2002. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights were determined through the use of third-party valuation. In addition, the Company makes investments through the international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets, which are subject to amortization, are amortized over the useful lines of the respective leases, not to exceed 25 years. The Company evaluates the market value of these assets periodically and records the impairment charge when the Company believes the asset has experienced a decline in value that is other than temporary.

SFAS 142 also requires us to perform a goodwill and intangible asset impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in our statement of operations. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value during Fiscal 2003 of certain lease rights included in our international segment were determined to be less than their carrying values. This impairment charge is included within the financial statement caption “Selling, general, administrative” expenses within our Consolidated Statements of Operations and Comprehensive Income.

On July 5, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As a result, SFAS No. 143 was not effective for our Fiscal 2003 financial statements. Management has not determined the effect that SFAS No. 143 will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. We adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 did not have a material effect on our financial statements. We recorded impairment charges of approximately $2.7 million during the year ended February 1, 2003 related to fixed assets in our International segment due to those assets not being recoverable by estimated discounted cash flows. This impairment charge is included within the financial statement caption “Selling, general, administrative” expenses within our Consolidated Statements of Operations and Comprehensive Income.

In June 2002, the FASB issued Statement No. 146, “Costs Associated with Exit or Disposal Activities”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to prior literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on our financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 13, 2002. We have determined that FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accountings policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 (see Note 1) and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 3, 2003.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We would have to consolidate any of our variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. Management is in the process of determining if our interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During Fiscal 2003, included in comprehensive income and stockholders’ equity is $23.9 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions in Fiscal 2003, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during Fiscal 2003, a 10% increase in the average effective interest rate in Fiscal 2003 would not have materially impacted our annual net interest expense.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Claire’s Stores, Inc.

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in the year ended February 1, 2003.

/S/ KPMG LLP
Fort Lauderdale, Florida
March 12, 2003

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Feb. 1,	Feb. 2,
	2003	2002

	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$195,482	$99,912
Short-term investments	—	1,563
Inventories	88,334	78,596
Prepaid expenses and other current assets	37,792	34,353

Total current assets	321,608	214,424

Property and equipment:
Land and building	18,041	17,984
Furniture, fixtures and equipment	206,529	187,565
Leasehold improvements	161,240	136,422

	385,810	341,971
Less accumulated depreciation and amortization	(211,328)	(177,997)

	174,482	163,974

Intangible assets, net	28,924	18,226
Other assets	5,638	21,811
Goodwill, net	197,875	193,140

	232,437	233,177

Total Assets	$728,527	$611,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,916	$21,040
Trade accounts payable	43,185	30,874
Income taxes payable	13,153	4,800
Accrued expenses	43,756	25,822

Total current liabilities	141,010	82,536

Long term liabilities:
Long term debt, excluding current portion	70,000	110,104
Deferred credits	16,263	14,747

	86,263	124,851

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 20,000,000 shares, issued and outstanding 2,692,825 shares and 2,830,819 shares, respectively	135	142
Common stock par value $.05 per share; authorized 150,000,000 shares, issued and outstanding 46,146,562 shares and 45,949,647 shares, respectively	2,307	2,297
Additional paid-in capital	32,834	29,871
Accumulated other comprehensive income (loss)	7,219	(16,709)
Retained earnings	458,759	389,039

	501,254	404,640
Treasury stock, at cost (109,882 shares in 2002)	—	(452)

	501,254	404,188

Total Liabilities and Stockholders’ Equity	$728,527	$611,575

                  See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended

	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001

	(In thousands, except per share amounts)
Net sales	$1,001,537	$918,737	$946,715
Cost of sales, occupancy and buying expenses	486,858	473,785	461,612

Gross profit	514,679	444,952	485,103

Other expenses:
Selling, general and administrative	355,093	330,993	328,418
Depreciation and amortization	37,897	42,931	42,039
Interest expense	4,435	10,415	14,157
Interest and other income	(2,869)	(3,983)	(4,234)

	394,556	380,356	380,380

Income from continuing operations before income taxes	120,123	64,596	104,723
Income taxes	42,144	23,470	36,951

Income from continuing operations	77,979	41,126	67,772

Discontinued operation:
Loss from discontinued operation of Lux Corp. to February 1, 2003 less applicable income tax benefit of (0), ($5,152) and ($1,678), respectively	—	(8,588)	(2,797)
Loss on disposal of Lux Corp., less income tax benefit of ($141), ($7,773) and 0, respectively	(235)	(12,955)	—

Net loss from discontinued operations	(235)	(21,543)	(2,797)

Net income	77,744	19,583	64,975
Foreign currency translation adjustments	23,928	(9,488)	(6,993)

Comprehensive income	$101,672	$10,095	$57,982

Net income (loss) per share:
Basic:
Income from continuing operations	$1.60	$0.84	$1.36

Loss from operations of discontinued operation	—	(0.18)	(0.06)
Loss from disposal of discontinued operation	—	(0.26)	—

Net loss from discontinued operation	—	(0.44)	(0.06)

Net income per share	$1.60	$0.40	$1.30

Diluted:
Income from continuing operations	$1.59	$0.84	$1.35

Loss from operations of discontinued operation	—	(0.18)	(0.05)
Loss from disposal of discontinued operation	—	(0.26)	—
Net loss from discontinued operation	—	(0.44)	(0.05)

Net income per share	$1.59	$0.40	$1.30

Weighted average number of shares outstanding:
Basic	48,717	48,671	49,931

Diluted	48,891	48,751	50,101

                          See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Class A		Additional	Other
	Common	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total

	(In thousands, except for share amounts)
Balance: January 29, 2000	$143	$2,419	$29,291	$(228)	$367,613	$(452)	$398,786
Net income	—	—	—	—	64,975	—	64,975
Class A Common Stock converted to Common stock	(1)	1	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(49,913)	(49,913)
Retirement of treasury stock	—	(127)	—	—	(49,786)	49,913	—
Stock options exercised	—	4	474	—	—	—	478
Cash Dividends ($.16 per Common share and $.08 per Class A Common share)	—	—	—	—	(7,693)	—	(7,693)
Tax benefit from exercised stock options	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	(6,993)	—	—	(6,993)

Balance: February 3, 2001	142	2,297	29,825	(7,221)	375,109	(452)	399,700
Net income	—	—	—	—	19,583	—	19,583
Stock options executed	—	—	46	—	—	—	46
Cash dividends ($.16 per Common share and $.08 per Class A Common share)	—	—	—	—	(5,653)	—	(5,653)
Foreign currency translation adjustment	—	—	—	(9,488)	—	—	(9,488)

Balance: February 2, 2002	142	2,297	29,871	(16,709)	389,039	(452)	404,188
Net income	—	—	—	—	77,744	—	77,744
Class A Common stock converted to Common stock	(2)	2	—	—	—	—	—
Stock options exercised	—	8	2,963	—	—	—	2,971
Cash dividends ($.16 per Common share and $.08 per Class A Common share)	—	—	—	—	(7,577)	—	(7,577)
Foreign currency translation adjustment	—	—	—	23,928	—	—	23,928
Retirement of treasury stock	(5)	—	—	—	(447)	452	—

Balance: February 1, 2003	$135	$2,307	$32,834	$7,219	$458,759	$—	$501,254

     See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001

		(In thousands)
Cash flows from operating activities:
Net income	$77,744	$19,583	$64,975
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax benefit	—	8,588	2,797
Loss on disposal of discontinued operations, net of tax benefit	235	12,955	—
Impairment of intangible assets	961	—	—
Loss on sale of intangible assets	137	—	—
Depreciation and amortization	37,897	42,931	42,039
Amortization of intangible assets	726	849	412
Deferred income taxes	(12,306)	3,858	8,049
Loss on retirement of property and equipment	2,262	1,763	1,874
Impairment of long-lived assets	2,728	2,220	—
(Increase) decrease in -
Inventories	(6,784)	14,569	467
Prepaid expenses and other assets	14,963	(6,819)	9,286
Increase (decrease) in -
Trade accounts payable	11,153	4,026	(5,646)
Income taxes payable	20,392	2,524	(14,659)
Accrued expenses	15,892	(5,814)	(534)
Deferred credits	1,121	130	1,903

Net cash provided by continuing operations	167,121	101,363	110,963
Net cash provided by (used in) discontinued operations	114	7,626	(5,739)

Net cash provided by operating activities	167,235	108,989	105,224

Cash flows from investing activities:
Acquisition of property and equipment	(45,499)	(45,055)	(43,405)
Acquisition of business, net of cash acquired	—	—	(9,548)
Acquisition of intangible assets, net of cash received from sale	(6,834)	(8,504)	(1,499)
Sale (purchase) of short-term investments	1,563	(1,563)	3,455
Capital expenditures of discontinued operations	(352)	(2,603)	(2,054)

Net cash used in investing activities	(51,122)	(57,725)	(53,051)

Cash flows from financing activities:
Principal payments on debt	(20,227)	(51,493)	(20,082)
Purchase of treasury stock	—	—	(49,913)
Proceeds from stock options exercised	2,971	46	538
Dividends paid	(7,577)	(7,569)	(7,839)

Net cash used in financing activities	(24,833)	(59,016)	(77,296)

Effect of foreign currency exchange rate changes on cash and cash equivalents	4,290	(4,196)	(2,537)

Net increase (decrease) in cash and cash equivalents	95,570	(11,948)	(27,660)
Cash and cash equivalents at beginning of period	99,912	111,860	139,520

Cash and cash equivalents at end of period	$195,482	$99,912	$111,860

                 See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens and teenagers and young adults. The Company operates stores throughout the United States, Canada, the Caribbean, United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s 50% ownership interest in its Japanese joint venture (Claire’s Nippon) is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation. In January 2002, the Company adopted a plan to discontinue its Mr. Rags (Lux Corp.) Apparel division. The consolidated financial statements and notes thereto have been restated and reclassified for all periods presented. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, provisions for income taxes and the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.

Reclassifications — The consolidated financial statements include certain reclassifications of prior year amounts in order to conform to current year presentation.

Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2003 consisted of 52 weeks and ended on February 1, 2003, Fiscal year 2002 consisted of 52 weeks and ended on February 2, 2002 and Fiscal year 2001 consisted of 53 weeks and ended on February 3, 2001.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of ninety days or less to be cash equivalents. Those instruments with an original maturity of greater than three months are classified as short term investments.

Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and Bijoux, while the UK and France use average cost. Approximately 22% and 22% of the Company’s inventory was maintained using the average cost method, in Fiscal 2003 and 2002, respectively.

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 did not have a material effect on the Company’s financial statements. The Company recorded impairment charges of approximately $2.7 million during the year ended February 1, 2003 related to fixed assets within the international segment due to those assets not being recoverable by estimated discounted cash flows. The Company recorded approximately $2.2 million during the year ended February 2, 2002 related to fixed assets in our North America segment whose carrying amount could not be recovered. These impairment charges are included within the financial statement caption “Selling, general, administrative” expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income.

Goodwill — Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company recorded $8.7 million the year ended February 2, 2002 and would have recorded $8.6 million of amortization during the year ended February 1, 2003. Net income for the year ended February 2, 2002 would have been $25.2 million and $0.52 per diluted share without goodwill amortization expense during that period. The Company had $197.9 and $193.1 million of unamortized goodwill at February 1, 2003 and February 2, 2002, respectively. In addition, the adoption of SFAS 142 had no impact on discontinued operations per share amounts.

SFAS 142 required the Company upon its adoption to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value of one or more intangible assets is impaired. The first step of this impairment test required the Company, within the first six months of Fiscal 2003, to determine the fair value of the reporting unit, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeded the carrying value, no further analysis was required. If the fair value of the reporting unit was less than the carrying value of the net assets, the Company was required to perform step two of the impairment test, which required the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. The Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at February 3, 2002.

SFAS 142 also requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in the Company’s statement of operations.

Prior to the adoption of SFAS 142, goodwill was being amortized on a straight-line basis over 25 years. The Company periodically reviewed its goodwill for events or changes in circumstances that indicated that the carrying amount was not recoverable, in which case an impairment charge would be recorded. There was no impairment charge recorded by the Company during Fiscal 2003, 2002 or 2001.

Other Assets — Other assets includes primarily the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases. These prepaid expenses are amortized on a straight line basis over the respective lease terms, typically ranging from 4 to 7 years.

Intangible Assets — The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights were determined through the use of third-party valuation. In addition, the Company makes investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the market value of intangible assets periodically and records the impairment charge when the Company believes the asset has experienced a decline in value that is other than temporary. The Company recorded impairment charges of approximately $1.0 million in Fiscal 2003, included within selling, general and administrative expenses, because the market value of certain lease rights included in its international segment were determined to be less than their carrying values.

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is netted against sales.

Basic and Diluted Shares — Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (48,717,000 shares in Fiscal 2003, 48,671,000 shares in Fiscal 2002 and 49,931,000 shares in Fiscal 2001). Diluted net income per share includes the dilutive effect of stock options plus the number of shares included in basic net income per share (48,891,000 shares in Fiscal 2003, 48,751,000 shares in Fiscal 2002 and 50,101,000 shares in Fiscal 2001). Options to purchase 164,173, 1,156,510 and 560,500 shares of common stock, at prices ranging from $21.56 to $30.25 per share, $17.31 to $30.25 per share and $20.38 to $30.25 per share, respectively, were outstanding for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective fiscal year.

Income Taxes — The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, SFAS No. 109 requires the adjustment of previously deferred income taxes for changes in tax rates under the liability method.

Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Resulting translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of current assets, current liabilities and long term debt. Current assets and liabilities approximate fair market value. Long term debt is considered to approximate market value due to the interest rate being variable.

Stock Options — Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements (dollars in thousands, except share data).

	Fiscal Year Ended

	2003	2002	2001

Stock-based employee compensation expense not included in reported net income, net of tax	$840	$1,074	$1,128
Net income – as reported	77,744	19,583	64,975
Net income – pro forma	76,904	18,509	63,847
Basic net income per share – as reported	1.60	0.40	1.30
Basic net income per share – pro forma	1.58	0.38	1.28
Diluted net income per share – as reported	1.59	0.40	1.30
Diluted net income per share – pro forma	1.57	0.38	1.27

Recent Accounting Pronouncements — On July 5, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As a result, SFAS No. 143 will not be effective for the Company’s Fiscal 2003 financial statements. Management has not determined the effect that SFAS No. 143 will have on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement No. 146 “Costs Associated with Exit or Disposal Activities”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to prior literature, which recognized a liability when the entity committed to an exit plan. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management believes that this Statement will not have a material impact on the Company’s financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company has determined that FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 3, 2003.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company would have to consolidate any of our variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which we have a significant variable interest. The Company is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company’s consolidated financial statements.

2. STATEMENTS OF CASH FLOWS

Payments of income taxes were $20,492,000 in Fiscal 2003, $15,006,000 in Fiscal 2002 and $42,060,000 in Fiscal 2001. Payments of interest were $4,323,000 in Fiscal 2003, $12,467,000 in Fiscal 2002 and $12,918,000 in Fiscal 2001.

3. DISCONTINUED OPERATIONS

In January 2002, the Company’s Board of Directors authorized the disposition of Lux Corp., which represented the Company’s apparel segment. In connection with the plan to dispose of Lux Corp., the Company recorded a loss on disposal of $13.0 million, net of tax, in the consolidated financial statements as of February 2, 2002. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5 million, (ii) deferred payments to be paid aggregating $10 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in the Company’s consolidated financial statements. The deferred payments aggregating $10 million were not included in the Company’s estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. As a result, no deferred payments have been made to the Company since the date of the bankruptcy filing, and there is no assurance that the Company will receive any future deferred payments. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation. During the twelve months ended February 1, 2003, the Company recorded approximately $235 thousand, net of tax, loss on disposal of Lux Corp.

As of February 1, 2003, the Company remains as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. As of February 1, 2003, the Company also had a contingent liability as lessee under a master lease agreement on $4.0 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. Based on management’s review of the financial performance of Mr. Rags since the date of sale and, taking into consideration the bankruptcy filing by

Lux Corp. in January 2003 and the related impact on Lux Corp.’s ability to fulfill the commitments under these real estate and operating leases, $5.7 million was accrued as a liability at February 1, 2003. The Company has also entered into a transitional services agreement with the new owner of Lux Corp. in May 2002 under which the Company performs certain transition services for the benefit of Mr. Rags. The Company has no decision-making authority under the terms of the agreement. The service agreement was for an initial period of one year with two, three month options. Lux Corp. has exercised the first renewal option, so the service agreement is scheduled to terminate in August 2003, unless earlier terminated pursuant to the terms of the service agreement. As of February 1, 2003, the Company has received approximately $1 million for these services and has included them within interest and other income within the Consolidated Statement of Operations and Comprehensive Income.

4. CREDIT FACILITIES

In December of 1999, the Company entered into a credit facility pursuant to which the Company financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 125 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on the Company’s performance as it relates to certain financial covenants. On February 1, 2003 approximately $25 million was outstanding on this line of credit, while $85 million was outstanding under the term loan. The borrowings under this credit facility were bearing interest at 3%, and the Company was in compliance with all debt covenants at February 1, 2003. The Company cannot re-borrow amounts repaid under the term loan. As a result, the Company has no future availability under the term loan. The Company can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of February 1, 2003, the Company had $15 million of availability under the revolving line of credit. The Company also had $1.2 million of issued letters of credit which are supported and considered drawn against the line of credit.

The Company’s non-U.S. subsidiaries have credit facilities totaling approximately $1.6 million with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 1, 2003, the borrowings totaled $916,000, bearing interest at rates at approximately 3%.

The scheduled maturity of the Company’s credit facilities are as follows (in thousands):

Fiscal Year:
2004	$40,916
2005	70,000
Thereafter	—

$110,916

5. COMMITMENTS AND CONTINGENCIES

The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2028 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended February 1, 2003 is set forth below:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

		(In thousands)
Minimum store rentals	$132,981	$123,186	$122,356
Store rentals based on net sales	2,951	1,712	2,113
Other rental expense	23,260	22,788	21,140

Total rental expense from continuing operations	$159,192	$147,686	$145,609

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

From
Continuing
Operations

2004	$142,569
2005	133,226
2006	120,939
2007	109,764
2008	101,099
Thereafter	372,062

$979,659

Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties.

In other leases, some of these costs are included in the basic contractual rental payments. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indexes.

Approximately 42% of the merchandise purchased by the Company in North America was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.

Under the terms of the employment agreement with our Chairman, in addition to salary payments, the Company has future payment obligations of one-time bonus payments in the aggregate amount of $1.5 million if certain milestones as set forth in the employment agreement (the “Milestones”) are achieved, and payment obligations for increased additional annual compensation of $1.0 million, commencing November 1, 2003, if the Milestones have been achieved by such date, or such later date that the Milestones are achieved.

6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has authorized 1,000,000 shares of $1 par value preferred stock, none of which has been issued. The rights and preferences of such stock may be designated in the future by the Board of Directors.

Class A Common Stock — The Class A common stock has only limited transferability and is not traded on any stock exchange or any organized market. However, the Class A common stock is convertible on a share-for-share basis into Common stock and may be sold, as Common stock, in open market transactions. The Class A common stock has ten votes per share. Dividends declared on the Class A common stock are limited to 50% of the dividends declared on the Common stock.

Treasury Stock — Treasury stock acquired is recorded at cost. Occasionally, the Company uses treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to the stock option plans, the difference between the cost of treasury stock issued and the option price is charged or credited to additional paid-in capital. In January 2002, the Company retired these shares.

Stock Repurchase Program — In April 2000, the Company’s Board of Directors approved a $50 million stock repurchase program. In connection with this program, the Company repurchased 2,546,200 shares at a cost of approximately $50 million. In December 2000, the Company retired these shares.

7. STOCK OPTIONS

In August 1996, the Board of Directors of the Company adopted, and on June 16, 1997 the Company’s stockholders approved, the Claire’s Stores, Inc. 1996 Stock Option Plan and then, on June 8, 2000, the first amendment thereto (as amended, the “1996 Plan”). The 1996 Plan replaced the Company’s 1991 Stock Option Plan (the “1991 Plan”), which had replaced the Company’s 1982 Incentive Stock Option Plan (the “1982 Plan”) and the Company’s 1985 Non-Qualified Stock Option Plan (the “1985 Plan”), although options granted under the 1991 Plan remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 4,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 500,000, and no stock option may be exercised less than one year after the date granted. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

Options to purchase an additional 345,225 shares were outstanding, but not yet exercisable, at February 1, 2003 under the 1991 Plan and the 1996 Plan. There were 4,221,396 shares of Common stock available for future option grants under the 1996 Plan at February 1, 2003 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company’s stock option plans is presented below:

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	1,284,977	$18.80	1,360,264	$19.24	1,191,824	$18.21
Options granted	—	—	40,000	$13.90	605,000	$17.82
Options exercised	(168,806)	$16.77	(3,750)	$12.17	(80,310)	$5.95
Options canceled	(281,623)	$25.26	(111,537)	$22.58	(356,250)	$16.39

Outstanding at end of period	834,548	$17.03	1,284,977	$18.80	1,360,264	$19.24

Exercisable at end of period	489,323	$16.28	546,828	$17.56	432,665	$17.54
Weighted average fair value of options granted during the period (see below)		N/A		$7.70		$11.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Expected dividend yield	N/A	0.65%	0.65%
Expected stock price volatility	N/A	50.00%	50.00%
Risk-Free interest rate	N/A	2.97%	6.14%
Expected life of options	N/A	4.5 and 9.5 years	4.5 and 9.5 years

The following table summarizes information about stock options outstanding at February 1, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Shares	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Shares	Price

$8.00 to $17.75	144,050	4.03	$8.97	113,050	$8.91
$17.81 to $17.81	300,000	7.04	$17.81	120,000	$17.81
$17.92 to $17.92	190,000	3.47	$17.92	190,000	$17.92
$18.69 to $20.38	175,000	6.96	$20.30	50,898	$20.27
$21.25 to $26.00	25,498	2.43	$24.35	15,375	$25.10

$8.00 to $26.00	834,548	5.55	$17.03	489,323	$16.28

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, issued in October 1995. As permitted under the provisions of SFAS No. 123, the Company applies the principles of APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

8. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee’s salary. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, the cost of Company matching contributions was $507,000, $493,000 and $439,000, respectively.

Deferred Compensation Plans

In August 1999, the Company adopted a deferred compensation plan that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan are included in cash and cash equivalents on the Company’s balance sheet and totaled $1.3 million and $1.2 million at February 1, 2003 and February 2, 2002, respectively. The obligations under the plan are included in accrued expenses. Total Company contributions were $151,000, $194,000 and $154,000 in Fiscal 2003, 2002 and 2001, respectively.

Incentive Compensation Plan

In Fiscal 2001, the Company adopted, which was also approved by the Company’s shareholders, an incentive compensation plan for the Chairman of the Board. Under this plan, a percentage equal to twice the percentage increase in the consolidated pretax income of the Company over the prior fiscal year, will be applied against the Chairman of the Board’s base salary in determining the amount of incentive compensation earned. Approximately $1.7 million was earned pursuant to this plan in Fiscal 2003. No amounts were paid or accrued during Fiscal 2002 or 2001 by the Company pursuant to this plan.

9. INCOME TAXES

Income before income taxes from continuing operations is as follows:

	Fiscal Year

	2003	2002	2001

		(In thousands)
Domestic	$97,239	$48,449	$77,810
Foreign	22,884	16,147	26,913

	$120,123	$64,596	$104,723

The components of income tax expense (benefit) consist of the following:

	Fiscal Year Ended

	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001

		(In thousands)
Federal:
Current	$26,880	$14,547	$20,839
Deferred	5,881	3,626	6,928

	32,761	18,173	27,767

State:
Current	3,783	2,065	2,770
Deferred	700	432	714

	4,483	2,497	3,484

Foreign:
Current	4,900	2,800	5,700

Total income tax expense from continuing operations	42,144	23,470	36,951
Tax benefit of discontinued operations	(141)	(12,925)	(1,678)

Total income tax expense	$42,003	$10,545	$35,273

The approximate tax effect on each type of significant components of the Company’s net deferred tax asset are as follows:

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 3,
	2003	2002	2001

		(In thousands)
Deferred tax assets:
Depreciation	$88	$1,605	$1,994
Accrued expenses	2,555	1,754	2,010
Deferred rent	2,844	2,796	2,635

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 3,
	2003	2002	2001

		(In thousands)
Discontinued operations	1,589	8,251	—
Other	1,829	2,092	995
Net operating loss carryforwards	4,096	2,828	2,164

Total gross deferred tax assets	13,001	19,326	9,798
Valuation allowance	(4,096)	(2,828)	(2,164)

Total deferred tax assets, net	8,905	16,498	7,634
Deferred tax liabilities:
Operating leases	3,564	4,441	2,925
Intangible amortization	11,809	6,230	2,828
Other	233	222	133

Total deferred tax liabilities	15,606	10,893	5,886

Net deferred tax asset (liability)	$(6,701)	$5,605	$1,748

The provision for income taxes from continuing operations differs from an amount computed at the statutory rates as follows:

	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001

U.S. income taxes at statutory rates	35.0%	35.0%	35.0%
Foreign income tax benefit at less than domestic rate	(5.3)	(3.6)	(3.6)
State and local income taxes, net of federal tax benefit	2.6	2.6	2.6
Other	2.8	2.3	1.3

	35.1%	36.3%	35.3%

The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods. As of February 1, 2003, there are accumulated unremitted earnings from the Company’s foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $16.4 million would be due upon repatriation.

As of February 1, 2003, foreign subsidiaries of the Company had available net operating loss (“NOL”) carryforwards of approximately $11.5 million for federal income tax purposes, of which $11.0 million has an indefinite expiration. The remaining $500 thousand expires in Fiscal 2006. Generally, a valuation allowance has been established for these carryforwards because the ability to utilize them is uncertain.

The change in the valuation allowance of $1.3 million from Fiscal 2002 to Fiscal 2003 was primarily the result of an increase in NOL carryforwards for current year losses in the Company’s foreign subsidiaries, net of utilization, and the elimination of state NOL carryforwards of Lux Corp. attributable to the sale of Lux Corp. on May 17, 2002 . The net change in the total valuation allowance for the years ended Fiscal 2003, 2002 and 2001 was an increase of $1,268,000, $664,000 and $2,164,000, respectively.

10. RELATED PARTY TRANSACTIONS

Leasing Transactions

The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Each of our two Vice-Chairmen have an approximately 32% ownership interest in the general partnership, and our Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During Fiscal

2003, 2002, and 2001, the Company paid Rowland Schaefer & Associates, Inc. $874,000, $847,000, and $752,000, respectively, for rent, real estate taxes, and operating expenses as required under the lease. The lease expires on July 31, 2005.

The Company leases retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by immediate family members of the Company’s Chairman, including the Company’s two Co-Vice Chairpersons and another daughter of the Company’s Chairman. The Company entered into the lease with 720 Lexington Realty LLC in Fiscal 2002, which is when 720 Lexington Realty LLC purchased the property from the prior owner. During Fiscal 2003 and 2002, the Company paid $280,710 and $256,463, respectively, for rent to 720 Lexington Realty LLC. The terms under the lease with 720 Lexington Realty LLC are the same terms as were in effect when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expires on January 31, 2005.

Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.

Loans to Officers

During Fiscal 2003, the Company had an outstanding loan to its Chairman in the principal amount of $750,000. The interest rate on the loan was 4.6% per annum and matured in April 2004. The loan has been satisfied in full. In May 2002, the Company advanced $250,000 to its Chairman against the Fiscal 2003 incentive bonus the Company anticipated would be paid to him under his Incentive Compensation Plan. The Incentive Compensation Plan was approved by the Company’s shareholders at the June 2001 annual shareholders’ meeting. At February 1, 2003, $1.5 million had been accrued for the incentive bonus paid to the Company’s Chairman in March 2003 based on the bonus formula in the Incentive Compensation Plan. The payment to him under the Incentive Compensation Plan for Fiscal 2003 was reduced by the $250,000 advance made to him in May 2002. The Company had outstanding loans and advances to the Company’s Chairman and his wife during Fiscal 2002 of an aggregate amount of approximately $683,000, which have been satisfied in full.

During Fiscal 2003 and Fiscal 2002, the Company had an outstanding loan in the principal amount of $600,000 to the Company’s Chief Financial Officer. The interest rate on the loan was a floating rate equal to the applicable minimum Federal rate and was payable upon demand. The loan was satisfied in full in Fiscal 2003.

During Fiscal 2003 and Fiscal 2002, the Company had an outstanding loan in the principal amount of £300,000 (or approximately $495,000 based on the exchange rate in effect on February 1, 2003) to the Company’s former Chief Executive of Europe. The loan did not bear interest and was payable upon demand. The loan was satisfied in full in Fiscal 2003.

During Fiscal 2003 and Fiscal 2002, the Company had two outstanding loans that were made to a former President and Chief Operating Officer in the aggregate principal amount of $551,000. The loans bear interest at a rate of 8.5% per annum and are payable upon demand. The Company has filed a suit for, among other things, repayment of these loans.

11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended February 1, 2003

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year

		(In thousands except per share amounts)
Net sales	$210,360	$238,740	$230,043	$322,394	$1,001,537
Gross profit	102,580	117,630	115,065	179,404	514,679
Income from continuing operations	8,280	15,078	12,081	42,540	77,979
Net income	8,280	16,874	12,362	40,228	77,744
Basic net income per share:
Income from continuing operations	$0.17	$0.31	$0.25	$0.87	$1.60
Gain (loss) from discontinued operations	—	0.04	—	(0.05)	—

Net income	$0.17	$0.35	$0.25	$0.82	$1.60

Diluted net income per share:
Income from continuing operations	$0.17	$0.31	$0.25	$0.87	$1.59
Gain (loss) from discontinued operations	—	0.04	—	(0.05)	—

Net income (loss)	$0.17	$0.35	$0.25	$0.82	$1.59

	Fiscal Year Ended February 1, 2002

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year

		(In thousands except per share amounts)
Net sales	$212,876	$221,312	$204,139	$280,410	$918,737
Gross profit	106,198	94,303	97,509	146,942	444,952
Income (loss) from continuing operations	9,227	(1,017)	3,105	29,811	41,126
Net income (loss)	7,748	(5,927)	2,380	15,382	19,583
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.02)	$0.06	$0.61	$0.84
Loss from discontinued operations	(0.03)	(0.10)	(0.01)	(0.29)	(0.44)

Net income (loss)	$0.16	$(0.12)	$0.05	$0.32	$0.40

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.02)	$0.06	$0.61	$0.84
Loss from discontinued operations	(0.03)	(0.10)	(0.01)	(0.29)	(0.44)

Net income (loss)	$0.16	$(0.12)	$0.05	$0.32	$0.40

12. SEGMENT REPORTING

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has three reportable segments: North America, International and the Apparel Stores (the Company has accounted for this segment as a discontinued operation).

Information about the Company’s operations by segment is as follows:

	Fiscal Year Ended

	2003	2002	2001

		(In thousands)
Net sales:
North America	$740,838	$711,299	$764,154
International	260,699	207,438	182,561

Total net sales	$1,001,537	$918,737	$946,715

Operating income:
North America	$126,370	$85,617	$124,193
International	33,216	28,342	32,492

Total operating income	$159,586	$113,959	$156,685

Depreciation and amortization:
North America	$26,295	$32,394	$34,039
International	11,602	10,537	8,000

Total depreciation and amortization	$37,897	$42,931	$42,039

Interest expense:
North America	$4,094	$10,259	$13,997
International	341	156	160

Total interest expense	$4,435	$10,415	$14,157

Interest and other income:
North America	$(1,868)	$(1,176)	$(2,542)
International	(1,001)	(2,807)	(1,692)

Total interest and other income	$(2,869)	$(3,983)	$(4,234)

Income from continuing operations before income taxes:
North America	$97,849	$44,140	$78,699
International	22,274	20,456	26,024

Total income from continuing operations before income taxes	$120,123	$64,596	$104,723

Goodwill:
North America	$170,650	$170,650	$186,050
International	27,225	22,490	18,219

Total Goodwill, net	$197,875	$193,140	$204,269

Identifiable assets:
North America	$383,537	$348,889	$401,330
International	344,990	262,686	232,364
Net Assets of Discontinued Operation	—	—	26,567

Total assets	$728,527	$611,575	$660,261

	Fiscal Year Ended

	2003	2002	2001

		(In thousands)
Capital expenditures:
North America	$29,103	$31,205	$25,004
International	16,396	13,850	18,401
Discontinued Operation	352	2,603	2,054

Total capital expenditures	$45,851	$47,658	$45,459

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. Operating income represents gross profit less selling, general and administrative costs. Approximately 19%, 18% and 15% of the Company’s net sales were in the United Kingdom for Fiscal Years’ 2003, 2002 and 2001, respectively.

In addition, a significant amount of merchandise purchases come from China. Any change in the political or trade relationship with the United States affecting our ability to import goods in quantities or at prices similar to past practices could have a material adverse affect on the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Certain Relationships and Related Transactions.

The information called for by Items 10, 11, 12 and 13 will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our acting co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as of the date of their evaluation, have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

(2)(a)	Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998 (incorporated by reference to exhibit 2 (a) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(2)(b)	Stock Purchase Agreement dated as of November 11, 1998 between the Company and Peter Bossert, an individual, for any and all shares/Company contributions of: Bijoux One AG, Zurich, Switzerland, Bijoux One Trading AG, Zurich, Switzerland, Bijoux One Trading GesmbH, Brunn am Gebirge, Austria and Bosco GmbH, Stuttgart, Germany (omitted schedules will be furnished supplementally to the Commission upon request (incorporated by reference to exhibit 2 (b) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(2)(c)	Asset Purchase Agreement, dated as of November 1, 1999, by and between the Company, Venator Group, Inc., Venator Group Specialty, Inc., Venator Group Canada, Inc., Afterthoughts Boutiques, Inc. and Afterthoughts (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(2)(d)	Agreement and Plan of Merger, dated as of April 28, 2000, by and between Claire’s Stores, Inc. and CSI Florida Acquisition, Inc. (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(2)(e)	Stock Purchase Agreement, dated as of May 17, 2002, by and among Mr. Rags Acquisition, Inc., Claire’s Stores, Inc. and Lux Corporation d/b/a Mr. Rags (omitted schedules will be furnished supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002).

(3)(a)	Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2000).

(3)(b)	Amended and Restated Bylaws of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.). (1)

(10)(a)	Credit Agreement, dated as of December 1, 1999, by and among, the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole book manager, Bear Stearns Corporate Lending, Inc., as syndication agent, Suntrust Banks South Florida, N.A., as documentation agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(b)	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(c)	Form of Guarantee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(d)	Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(e)	Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(f)	1991 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 1991 Annual Meeting of Stockholders).

(10)(g)	1996 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 1997 Annual Meeting of Stockholders).

(10)(h)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10)(i)	Office Lease Agreement dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

(10)(j)	Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Two Centrum Plaza Associates (incorporated by reference to exhibit 10 (g) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(10)(k)	Addendum to Office Lease dated September 8, 1989 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

(10)(l)	Second addendum to office lease dated January 30, 1997 between the Company and Two Centrum Plaza Associates (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

(10)(m)	Claire’s Stores, Inc. Management Deferred Compensation Plan effective as of July 26, 1999, as amended.(1)

(10)(n)	Consent and Waiver, dated as of June 13, 2000, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000).

(10)(o)	First Amendment to 1996 Stock Option Plan of the Company (incorporated by reference to Appendix D of the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(10)(p)	2000 Incentive Compensation Plan for the Chairman of the Board of the Company (incorporated by reference to Appendix E of the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(10)(q)	Promissory Note dated January 23, 2002 in the principal amount of $600,000 by the Company’s Chief Financial Officer (incorporated by reference to Exhibit (10)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(r)	Deed (Promissory Note) dated December 1997 in the principal amount of £300,000 by the Company’s Chief Executive of Europe (incorporated by reference to Exhibit (10)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(s)	Promissory Note dated January 23, 2002 in the Principal amount of $250,000 by the wife of the Company’s Chairman (incorporated by reference to Exhibit (10)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(t)	First Amendment and Consent, dated February 1, 2002, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank (incorporated by reference to Exhibit (10)(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(u)	Employment Agreement, dated December 4, 2002, between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by referenced to Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2002).

(10)(v)	Promissory Note, dated April 2002, in the principal amount of $750,000, by the Company’s Chairman.(1)

(10)(w)	Clarification to Employment Agreement dated April 28, 2003, between Claire’s Stores, Inc. and Rowland Schaefer.(1)

(21)	Subsidiaries of the Company.(1)

(23)	Consent of KPMG LLP.(1)

(24)	Power of Attorney (included on signature page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(d), (10)(e), (10)(f), (10)(g), (10)(h), (10)(m), (10)(o), (10)(p), (10)(u) and (10)(w).

(99.1)	Certifications of Acting Co-Chief Executive Officers.(1)

(99.2)	Certification of Chief Financial Officer.(1)

(1)	Filed herewith.

(b)  Reports on Form 8-K

     Form 8-K filed on November 21, 2002 regarding the announcement by Rowland Schaefer, the Registrant’s Chairman, President and Chief Executive Officer, that he had taken a leave of absence from his responsibilities to the Registrant.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 30, 2003	By	/s/ Marla Schaefer Marla Schaefer, Acting Co-Chief Executive Officer

April 30, 2003	By	/s/ E. Bonnie Schaefer E. Bonnie Schaefer, Acting Co-Chief Executive Officer

April 30, 2003	By	/s/ Ira D. Kaplan Ira D. Kaplan, Senior Vice President and Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April , 2003	/s/ Rowland Schaefer, Chairman of the Board

April 30, 2003	/s/ Marla Schaefer Marla Schaefer, Vice Chairman of the Board of Directors and Acting Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 30, 2003	/s/ E. Bonnie Schaefer E. Bonnie Schaefer, Vice Chairman of the Board of Directors and Acting Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 30, 2003	/s/ Ira D. Kaplan Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

April 30, 2003	/s/ Irwin L. Kellner Irwin L. Kellner, Director

April 30, 2003	/s/ Bruce G. Miller Bruce G. Miller, Director

April 30, 2003	/s/ Steven H. Tishman Steven H. Tishman, Director

April 30, 2003	/s/ Todd D. Jick Todd D. Jick, Director

CERTIFICATION

I, Marla Schaefer, acting co-Chief Executive Officer of Claire’s Stores, Inc. (the “Company”), certify that:

1.     I have reviewed this annual report on Form 10-K of the Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Marla Schaefer Marla Schaefer Acting Co-Chief Executive Officer

CERTIFICATION

I, E. Bonnie Schaefer, acting co-Chief Executive Officer of Claire’s Stores, Inc. (the “Company”), certify that:

1.     I have reviewed this annual report on Form 10-K of the Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

6.     The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ E. Bonnie Schaefer E. Bonnie Schaefer Acting Co-Chief Executive Officer

CERTIFICATION

I, Ira D. Kaplan, Chief Financial Officer of Claire’s Stores, Inc. (the “Company”), certify that:

1.     I have reviewed this annual report on Form 10-K of the Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

6.     The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ Ira D. Kaplan Ira D. Kaplan Chief Financial Officer