Form 10-Q
period 2003-05-03
CLAIRES STORES INC
filed 2003-06-16
CIK 34115

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003
                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM __TO __
                        COMMISSION FILE NUMBER 001-08899

                              CLAIRE'S STORES, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                          59-0940416
-------------------------------------------         --------------------- ------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

3 S.W. 129TH AVENUE, PEMBROKE PINES, FLORIDA                  33027
--------------------------------------------        ----------------------------
  (Address of principal executive offices)                 (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 433-3900

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
 Common Stock, $.05 par value               New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                    ------------------------------------------
                      Class A Common Stock, $.05 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange). Yes [X] No

     The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of May 31, 2003 was 46,195,997 and 2,688,690, respectively.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION
--------------------------------

     ITEM 1.  FINANCIAL STATEMENTS
     Unaudited Condensed Consolidated Balance Sheets at May 3, 2003 and
            February 1, 2003.                                              3

     Unaudited Condensed Consolidated Statements of Operations and
            Comprehensive Income for the Three Months Ended May 3, 2003
            and May 4, 2002.                                               4

      Unaudited Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended May 3, 2003 and May 4, 2002.                5

      Notes to Unaudited Condensed Consolidated Financial Statements       6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                8

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                         14

      ITEM 4.    CONTROLS AND PROCEDURES                                   15

PART II.  OTHER INFORMATION
---------------------------

      ITEM 1.    LEGAL PROCEEDINGS                                         15

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE PAGE AND CERTIFICATIONS                                          16

                          PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     MAY 3, 2003   FEB. 1, 2003
                                                     -----------   ------------
                                        (In thousands, except share and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                            $167,271      $195,482
  Inventories                                            98,044        88,334
  Prepaid expenses and other current assets              50,192        37,792
                                                       --------      --------
         Total current assets                           315,507       321,608
                                                       --------      --------
Property and equipment:
  Land and building                                      18,091        18,041
  Furniture, fixtures and equipment                     210,238       206,529
  Leasehold improvements                                164,513       161,240
                                                       --------      --------
                                                        392,842       385,810
  Less accumulated depreciation and amortization       (219,487)     (211,328)
                                                       --------      --------
                                                        173,355       174,482
                                                       --------      --------

Intangible assets, net                                   29,907        28,924
Other assets                                             14,385        15,240
Goodwill                                                198,142       197,875
                                                       --------      --------
                                                        242,434       242,039
                                                       --------      --------

Total Assets                                           $731,296      $738,129
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                    $ 40,881      $ 40,916
  Trade accounts payable                                 52,323        43,185
  Income taxes payable                                    9,944        13,153
  Accrued expenses                                       44,485        43,756
                                                       --------      --------
         Total current liabilities                      147,633       141,010
                                                       --------      --------

Long-term liabilities:
  Long-term debt, excluding current portion              41,250        70,000
  Deferred credits                                       16,073        16,263
  Deferred tax liability                                  9,894         9,602
                                                       --------      --------
                                                         67,217        95,865
                                                       --------      --------

Commitments and contingencies                                 -             -

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares         -             -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued 2,689,889
    shares and 2,692,825 shares, respectively               135           135
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued 46,185,048 shares and
    46,146,562 shares, respectively                       2,309         2,307
  Additional paid-in capital                             33,198        32,834
  Accumulated other comprehensive incom                   8,386         7,219
  Retained earnings                                     472,418       458,759
                                                       --------      --------
                                                        516,446       501,254
                                                       --------      --------
Total Liabilities and Stockholders' Equity             $731,296      $738,129
                                                       ========      ========

See  accompanying  notes  to  unaudited  condensed  consolidated  financial  statements.

                        CLAIRE'S STORES, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                        OF OPERATIONS AND COMPREHENSIVE INCOME

                                                   THREE MONTHS ENDED
                                                --------------------------
                                                MAY 3, 2003   MAY 4, 2002
                                                -----------  -------------
                                        (In thousands, except per share amounts)
Net sales                                        $239,756        $210,360
Cost of sales, occupancy and buying expenses      115,140         107,780
                                                 ---------       ---------
Gross profit                                      124,616         102,580
                                                ---------        ---------

Other expenses (income):
  Selling, general and administrative              90,991          80,401
  Depreciation and amortization                     9,854           8,802
  Interest expense                                    772           1,091
  Interest and other income                          (944)           (461)
                                                 ---------       ---------
                                                  100,673          89,833
                                                 ---------       ---------

  Income before income taxes                       23,943          12,747
Income taxes                                        8,378           4,467
                                                 ---------       ---------
Net income                                         15,565           8,280
                                                 ---------       ---------

Foreign currency translation adjustments            1,167           3,735
                                                 ---------       ---------
  Comprehensive income                           $ 16,732        $ 12,015
                                                 =========       =========

Net income per share:
  Basic                                          $   0.32        $   0.17
                                                 =========       =========
  Diluted                                        $   0.32        $   0.17
                                                 =========       =========

Weighted average number of shares outstanding:
  Basic                                            48,848          48,671
                                                 =========       =========
  Diluted                                          49,042          48,813
                                                 =========       =========

See  accompanying  notes  to  unaudited  condensed  consolidated  financial  statements.



                             CLAIRE'S STORES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                    ------------------------------
                                                      MAY 3, 2003     MAY 4, 2002
                                                    --------------  --------------
                                                             (In thousands)
Cash flows from operating activities:
  Net income                                          $ 15,565         $  8,280
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        9,854            8,802
    Amortization of intangible assets                      209              214
    Loss on retirement of property and equipment           248            1,054
  (Increase) decrease in -
    Inventories                                         (9,727)          (6,102)
    Prepaid expenses and other assets                  (11,249)         (11,071)
  Increase (decrease) in -
    Trade accounts payable                               8,997           10,822
    Income taxes payable                                (3,169)           1,724
    Accrued expenses                                       909             (780)
    Deferred tax liability                                 292                -
    Deferred credits                                      (121)              (6)
                                                      ---------        ---------
Net cash provided by continuing operations              11,808           12,937
Net cash used in discontinued operations                     -           (4,669)
                                                      ---------        ---------
Net cash provided by operating activities               11,808            8,268
                                                      ---------        ---------

Cash flows from investing activities:
  Acquisition of property and equipment                 (9,976)          (9,305)
  Acquisition of intangible assets,
    net of cash received from sale                        (478)          (1,319)
  Sale of short-term investments                             -            1,563
  Capital expenditures of discontinued operations            -             (338)
                                                      ---------        ---------

Net cash used in investing activities                  (10,454)          (9,399)
                                                      ---------        ---------

Cash flows from financing activities:
  Principal payments on lines of credit                (25,000)               -
  Principal payments on term loan                       (3,785)               -
  Proceeds from stock options exercised                    375                -
  Dividends paid                                        (1,900)          (1,892)
                                                      ---------        ---------

Net cash used in financing activities                  (30,310)          (1,892)
                                                      ---------        ---------

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                             745              (41)
                                                      ---------        ---------

Net decrease in cash and cash equivalents              (28,211)          (3,064)

Cash and cash equivalents at beginning of period       195,482           99,912
                                                      ---------        ---------

Cash and cash equivalents at end of period            $167,271         $ 96,848
                                                      =========        =========

See  accompanying  notes  to  unaudited  condensed  consolidated  financial  statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses consolidation and financial statement presentation. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, financing operations, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company's business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   EARNINGS  PER  SHARE
     Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. Options to purchase 16,841 shares and 462,337 shares of common stock, at prices ranging from $25.00 to $26.00 per share and $19.91 to $30.25 per share, respectively, were outstanding for the quarters ended May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective fiscal quarter.

3.   STOCK-BASED  COMPENSATION
     The Company accounts for its stock option plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                          THREE MONTHS ENDED
                                      ----------------------------
                                       MAY 3, 2003    MAY 4, 2002
                                      -------------  -------------
Net income, as reported               $     15,565   $      8,280
Deduct:
  Stock-based employee compensation
  expense not included in reported net
  income, net of tax                          (174)          (284)
                                      -------------  -------------

Pro forma net income                  $     15,391   $      7,996
                                      =============  =============

Earnings per share:
  Basic - as reported                 $       0.32   $       0.17
  Basic - pro forma                   $       0.32   $       0.16
  Diluted - as reported               $       0.32   $       0.17
  Diluted - pro forma                 $       0.31   $       0.16

4.   NEW  ACCOUNTING  PRONOUNCEMENTS
     On July 5, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the year ending January 31, 2004. Management has determined that SFAS No. 143 will not have a material effect on our condensed consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. Management has determined that the Company does not have any interests in unconsolidated entities that qualify as variable interest entities.

5.   DISCONTINUED  OPERATIONS
     In January 2002, the Company's Board of Directors authorized the disposition of Lux Corp., which represented the Company's apparel segment. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in the Company's consolidated financial statements. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operations, certain prior period amounts have been reclassified to conform to current period presentation.

     As of May 3, 2003, the Company remains as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $6.2 million. As of May 3, 2003, the Company also had a contingent liability as lessee under a master lease agreement on approximately $3.5 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. The Company entered into a transitional services agreement with the new owner of Lux Corp. in May 2002 under which the Company performed certain transition services for the benefit of Mr. Rags. The Company had no decision-making authority under the terms of the agreement. The service agreement was for an initial period of one year with two, three month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. During the three months ended May 3, 2003, the Company has received approximately $.4 million for these services and has included this amount within interest and other income within the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

6.   SEGMENT  INFORMATION
     The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows:

                                  THREE MONTHS ENDED
                                  ------------------
                                    MAY 3,   MAY 4,
                                    2003      2002
                                  --------  --------
            North America         $176,822  $162,953
            International           62,934    47,407
                                  --------  --------
               Total              $239,756  $210,360
                                  ========  ========

Net income for the periods presented was as follows:

                                  THREE MONTHS ENDED
                                  ------------------
                                    MAY 3,   MAY 4,
                                    2003      2002
                                  --------  --------
            North America         $13,597   $ 8,773
            International           1,968      (493)
                                  --------  --------
               Total              $15,565   $ 8,280
                                  ========  ========

7.   STATEMENTS  OF  CASH  FLOWS
     Payments of income taxes were $12.0 million and $1.6 million for the three months ended May 3, 2003 and May 4, 2002, respectively. Payments of interest were $.7 million and $1.2 million for the three months ended May 3, 2003 and May 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading mall-based retailer of value-priced fashion accessories for pre-teens and teenagers as well as young adults through our wholly-owned subsidiaries, Claire's Boutiques, Inc., which also operates through its Icing by Claire's division, Claire's Puerto Rico Corp., Claire's Canada Corp., Claire's Accessories UK Ltd., Bijoux One Trading GmbH, Claire's Switzerland GmbH, Claire's Germany GmbH (Bijoux, which are our stores located in Switzerland, Austria and Germany), Claire's France and Claire's Nippon Co. Ltd., which is our 50%-owned joint venture with Aeon Co, Ltd. (f/k/a Jusco Co., Ltd.). We are primarily organized based on our geographic markets, which include our North American operations and our International operations.

As of May 3, 2003 we operated a total of 2,939 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claire's", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

Annually, our fiscal year ends on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended February 1, 2003 as Fiscal 2003, and the current fiscal year ending January 31, 2004 as Fiscal 2004.

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

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

                                                             THREE MONTHS ENDED
                                                  --------------------------------------
                                                        MAY 3,               MAY 4,
                                                         2003                 2002
                                                  ------------------   -----------------
Net sales                                         $239,756    100.0%   $210,360   100.0%
  Cost of sales, occupancy and buying expenses     115,140     48.0     107,780    51.2
                                                  ---------  -------   ---------  ------
  Gross profit                                     124,616     52.0     102,580    48.8

Other expenses (income):
  Selling, general and administrative               90,991     38.0      80,401    38.2
  Depreciation and amortization                      9,854      4.1       8,802     4.2
  Interest expense                                     772      0.3       1,091     0.5
  Interest and other income                           (944)    (0.4)       (461)   (0.2)
                                                  ---------  -------   ---------  -----
                                                   100,673     42.0      89,833    42.7

  Income before income taxes                        23,943     10.0      12,747     6.1

Income taxes                                         8,378      3.5       4,467     2.1
                                                  ---------  -------   ---------  ------
  Net income                                      $ 15,565      6.5%   $  8,280     3.9%
                                                  =========  =======   =========  ======

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, valuation of goodwill and intangible assets, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Inventory Valuation - We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management's ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs. Additionally, our inventories are valued using the retail method in North America and Bijoux and average cost in UK and France. Fluctuations in demand for inventory affect the value of our inventory.

Asset Impairment - We invest in property and equipment in connection with the opening and remodeling of stores. We evaluate the recoverability of these assets periodically and record an impairment charge when we believe the cash flow may not be sufficient to recover the assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2003, we recorded impairment charges of $2.7 million relating to fixed assets in our International segment due to those assets not being recoverable by estimated discounted cash flows. No impairment has been recorded during Fiscal 2004.

Goodwill Impairment - We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated discounted cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated discounted cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment.

Intangible Asset Impairment - We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights were determined through the use of third-party valuation. In addition, we make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value of certain lease rights included in our international segment were determined to be less than their carrying values. No impairment has been recorded during Fiscal 2004.

Accounting for Leases - We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases as a charge against our earnings in the year of termination.

Deferred Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is determined based on estimates by management of future taxable income. Our estimates of future taxable income can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect our future taxable income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Recorded within our financial statements is a valuation allowance of $12.6 million at May 3, 2003 due to uncertainties related to the ability to utilize some of our deferred tax assets, consisting of net operating loss carryforwards of $12.6 million relating to the operations of our foreign subsidiaries, $12.2 million of which have indefinite expiration, and $.4 million of which expire in Fiscal 2006.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

RESULTS  OF  OPERATIONS

The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group in accordance with generally accepted accounting principles. Accordingly, the operating results of Nippon are not included in the following analysis. In addition, the assets and liabilities of Nippon are not included in our consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and had been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. As of May 3, 2003 and May 4, 2002, our investment in Nippon was carried at zero on our consolidated balance sheet.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2004 and Fiscal 2003 results consisted of 52 weeks.

Net sales for the three months ended May 3, 2003 increased approximately 14.0%, or $29.4 million, over the comparable period ended May 4, 2002. The increase for the period resulted primarily from a same-store sales increase during the period of 8%, a weaker U.S. dollar and an increase in average sales per store for new stores. Same-store sales in North America were in excess of those in Europe during the period, driven by successful product offerings across several departments. The average sales per store in new stores increased during the quarter primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America.

Gross profit for the three months ended May 3, 2003 increased 3.2% as a percentage of sales, or $22.0 million, compared to the three months ended May 4, 2002. The increase as a percentage of sales was the result of improved merchandise margins and leverage on occupancy costs, which are fixed in nature, made possible by the same-store sales increases during the period. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as customer demand exceeded our plans and higher initial mark-up at our Icing by Claire's division.

Selling, general and administrative expenses for the three months ended May 3, 2003 decreased .2% as a percentage of sales, or an increase of $10.6 million, compared to the three months ended May 4, 2002. The decrease as a percentage of sales was caused primarily by the effect of positive same-store sales during the quarter on our store payroll and corporate overhead, offset by higher bonus expense in North America and higher expenses related to the building of our infrastructure in our European division.

Depreciation and amortization for the three months ended May 3, 2003 was $9.9 million as compared to $8.8 million for the three months ended May 4, 2002. The increase is primarily the result of higher foreign currency exchange rates due to the weaker U.S. dollar during the period as compared to the prior period.

Interest expense was $.8 million for the three months ended May 3, 2003 as compared to $1.1 million for the three months ended May 4, 2002. The $ .3 million decrease in interest expense was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period.

Interest and other income was $.9 million for the three months ended May 3, 2003 as compared to $.5 million for the three months ended May 4, 2002. Included in the current period was approximately $.4 million of service fees related to the services provided to Lux Corp., which were terminated effective May 31, 2003.

Our effective tax rate was 35% during the periods ended May 3, 2003 and May 4, 2002.

In January 2002, our Board of Directors authorized the disposition of Lux Corp., which represented our apparel segment. On May 17, 2002, we sold the stock of Lux Corporation, d/b/a Mr. Rags. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in our consolidated financial statements. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. In April 2003, Lux Corp. advised the Bankruptcy Court that it intends to liquidate its assets.

As of May 3, 2003, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $6.2 million. As of May 3, 2003, we also had a contingent liability as lessee under a master lease agreement on approximately $3.5 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. We entered into a service agreement with the new owner of Lux Corp. in May 2002 under which we performed certain transition services for the benefit of Mr. Rags, with no decision making authority. The service agreement was for an initial period of one year, with two three-month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. As of May 3, 2003, we have received approximately $.4 million for these services and have included this amount in "interest and other income" within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended May 3, 2003.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 100 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On May 3, 2003 no amount was outstanding on this line of credit, while $81.7 million was outstanding under the term loan. Also, on May 3, 2003, we were in compliance with all debt covenants. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of May 3, 2003, we had $40 million of availability under the revolving line of credit. We also had $2.0 million of issued letters of credit which are supported by and considered drawn against our line of credit.

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

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $167.3 million at May 3, 2003.

Net cash provided by operating activities from continuing operations was $11.8 million for the three months ended May 3, 2003 compared to $12.9 million for the three months ended May 4, 2002. The primary sources of net cash provided by operating activities from continuing operations during the first quarter of Fiscal 2004 was net income adjusted for non-cash items, the increase in accounts payable of $9.0 million, offset by an increase in inventory, prepaid expenses and other assets of $21.0 million.

Inventory at May 3, 2003 increased 11% compared to the inventory balance at the end of Fiscal 2003. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand.

Net cash used in investing activities of $10.5 million for the three months ended May 3, 2003 was primarily capital expenditures of $10.0 million and the purchase of intangible assets in our international operations.

Net cash used in financing activities was $30.3 million for the three months ended May 3, 2003 as compared to $1.9 million for the three months ended May 4, 2002. The cash used in financing activities during the first quarter of Fiscal 2004 was to fund $1.9 million of dividends on our Class A and Common stock, as well as reduce our lines of credit balance and term loan on our Credit Facility by $28.8 million.

For the three months ended May 3, 2003, we opened 58 stores and closed 31 stores ending the quarter with 2,939 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, debt and currently anticipated capital expenditure plans for Fiscal 2004.

During the three months ended May 3, 2003, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders' equity by $1.2 million for the three months ended May 3, 2003.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our financial statements, generally over four to seven years. We have approximately $19.5 million of future obligations related to these operating leases, including obligations for equipment and leasehold improvement leases assigned to Lux Corp. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we may be required to pay all future rent payments under these operating leases. At May 3, 2003, we had $433,000 accrued related to future payment obligations on leasehold improvement leases for closed stores.

Working capital at May 3, 2003 was $167.9 million compared to $180.6 million at February 1, 2003. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $28.2 million as we reduced our borrowings under our lines of credit.

In May 2003, our Board of Directors authorized us to increase our dividends on our Class A common stock from $.02 per share to $.03 per share and from $.04 per share to $.06 per share on our Common Stock.

FORWARD-LOOKING  STATEMENTS

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for "forward-looking statements" made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand, future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, potential difficulties or delays in identifying, attracting and retaining qualified individuals to serve in senior management positions, uncertainties generally associated with specialty retailing, and the other factors referred to herein. Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 1, 2003.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, but currently do not use foreign currency purchased put options or foreign exchange forward contracts. During the first three months of Fiscal 2004, included in comprehensive income and stockholders' equity is $1.2 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at May 3, 2003, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Interest  Rates
---------------
Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first three months of Fiscal 2004, a 10% increase in the average effective interest rate in Fiscal 2004 would not have materially impacted our annual net interest expense.

ITEM  4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

     Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our acting co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as of the date of their evaluation, have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes  in  Internal  Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

          During the quarterly period ended May 3, 2003, the Company filed the following Current Reports on Form 8-K:

               Report  on  Form  8-K  dated  March  13,  2003  under  Items  7 and  9.

ITEMS  2,  3,  4  AND  5  ARE  NOT  APPLICABLE  AND  HAVE  BEEN  OMITTED.

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

                                                  CLAIRE'S  STORES,  INC.
                                                  -----------------------
                                                  (Registrant)

June  16,  2003                                   /s/  Marla  L.  Schaefer
                                                  ------------------------
                                                  Marla L. Schaefer
                                                  Acting Co-Chairman and Co-
                                                  Chief Executive Officer
                                                  and  Vice Chairman of
                                                  the  Board

June  16,  2003                                   /s/  E.  Bonnie  Schaefer
                                                  -------------------------
                                                  E.  Bonnie Schaefer
                                                  Acting Co-Chairman and Co-
                                                  Chief Executive Officer
                                                  and  Vice  Chairman  of
                                                  the Board

June  16,  2003                                   /s/  Ira  D.  Kaplan
                                                  --------------------
                                                  Ira  D.  Kaplan
                                                  Senior  Vice  President
                                                  and  Chief  Financial
                                                  Officer

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT  NO.     DESCRIPTION
------------     -----------
     99.1        Certifications  of  Acting  Co-Chief  Executive  Officers.
     99.2        Certificates  of  Chief  Financial  Officer

                                  CERTIFICATION

I, Marla Schaefer, acting co-Chief Executive Officer of Claire's Stores, Inc. (the "Company"), certify that:

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented   in   this  quarterly  report  our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June  16,  2003                              /s/  Marla  Schaefer
                                             --------------------
                                                  Marla  Schaefer
                                                  Acting  Co-Chief  Executive
                                                  Officer

                                  CERTIFICATION

I, E. Bonnie Schaefer, acting co-Chief Executive Officer of Claire's Stores, Inc. (the "Company"), certify that:

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

4.   The  Company's   other  certifying  officers  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly  report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June  16,  2003                              /s/  E.  Bonnie  Schaefer
                                             -------------------------
                                                  E.  Bonnie  Schaefer
                                                  Acting  Co-Chief  Executive
                                                  Officer

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

4.   The  Company's  other  certifying  officers  and  I  are   responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a)  designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly  report  our  conclusions   about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June  16,  2003                              /s/  Ira  D.  Kaplan
                                             --------------------
                                                  Ira  D.  Kaplan
                                                  Chief  Financial  Officer