Form 10-Q
period 2003-08-02
CLAIRES STORES INC
filed 2003-09-15
CIK 34115

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM __TO __
                        COMMISSION FILE NUMBER 001-08899

                              CLAIRE'S STORES, INC.
             (Exact name of registrant as specified in its charter)


             FLORIDA                                         59-0940416
----------------------------------                     -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

3 S.W. 129TH AVENUE, PEMBROKE PINES, FLORIDA                    33027
--------------------------------------------           -----------------------
  (Address of principal executive offices)                   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 433-3900

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
 Common Stock, $.05 par value                 New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                      ------------------------------------
                      Class A Common Stock, $.05 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange). Yes X No

     The  number  of  shares of the registrant's Common Stock and Class A Common
Stock  outstanding  as  of   August  30,  2003  was  46,240,157  and  2,683,863,
respectively.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.    FINANCIAL INFORMATION
--------------------------------

     ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Balance Sheets at August 2, 2003
          and February 1, 2003.                                            3

     Unaudited Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Three Months and Six
          Months Ended August 2, 2003 and August 3, 2002.                  4

     Unaudited Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended August 2, 2003 and August 3, 2002.              5

     Notes to Unaudited Condensed Consolidated Financial Statements        6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                 8

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                          14

     ITEM 4.    CONTROLS AND PROCEDURES                                    15

PART II.  OTHER INFORMATION
---------------------------

     ITEM 1.    LEGAL PROCEEDINGS                                          15

     ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          16

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURE PAGE                                                             18

                          PART I. FINANCIAL INFORMATION
                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       AUGUST 2, 2003       FEB. 1, 2003
                                                       --------------      --------------
                                               (In thousands, except share and per share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 208,183           $ 195,482
  Inventories                                              90,458              88,334
  Prepaid expenses and other current assets                47,140              37,792
         Total current assets                             345,781             321,608
                                                       --------------      --------------
Property and equipment:
  Land and building                                        18,134              18,041
  Furniture, fixtures and equipment                       213,580             206,529
  Leasehold improvements                                  171,410             161,240
                                                          403,124             385,810
                                                       --------------      --------------
  Less accumulated depreciation and amortization         (225,858)           (211,328)
                                                          177,266             174,482
                                                       --------------      --------------
Intangible assets, net                                     32,414              29,576
Other assets                                               13,490              14,588
Goodwill                                                  198,134             197,875
                                                          244,038             242,039
                                                       --------------      --------------

Total Assets                                            $ 767,085           $ 738,129
                                                       ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $  41,291           $  40,916
  Trade accounts payable                                   44,852              43,185
  Income taxes payable                                      3,343              13,153
  Accrued expenses                                         49,577              43,756
         Total current liabilities                        139,063             141,010
                                                       --------------      --------------

Long-term liabilities:
  Long-term debt, excluding current portion                62,500              70,000
  Deferred credits                                         16,049              16,263
  Deferred tax liability                                   12,833               9,602
                                                           91,382              95,865
                                                       --------------      --------------

Commitments and contingencies                                   -                   -

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares           -                   -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued and outstanding
    2,688,213 shares and 2,692,825 shares, respectively       134                 135
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued and outstanding 46,234,807
    shares and 46,146,562 shares, respectively              2,312               2,307
  Additional paid-in capital                               33,856              32,834
  Accumulated other comprehensive income                    8,585               7,219
  Retained earnings                                       491,753             458,759
                                                          536,640             501,254
                                                       --------------      --------------
Total Liabilities and Stockholders' Equity              $ 767,085           $ 738,129
                                                       ==============      ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                     OF OPERATIONS AND COMPREHENSIVE INCOME

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          --------------------  --------------------

                                                           AUG. 2,    AUG. 3,    AUG. 2,    AUG. 3,
                                                            2003       2002       2003       2002
                                                          ---------  ---------  ---------  ---------
                                                            (In thousands, except per share amounts)

Net sales                                                 $264,949   $238,740   $504,705   $449,101
Cost of sales, occupancy and buying expenses               127,084    121,110    242,224    228,890
                                                          ---------  ---------  ---------  ---------
Gross profit                                               137,865    117,630    262,481    220,211
                                                          ---------  ---------  ---------  ---------

Other expenses:
  Selling, general and administrative                       93,602     84,505    184,592    164,906
  Depreciation and amortization                             10,391      9,295     20,245     18,097
  Interest expense                                             644      1,138      1,416      2,229
  Interest and other income                                   (900)      (394)    (1,844)      (855)
                                                          ---------  ---------  ---------  ---------
                                                           103,737     94,544    204,409    184,377
                                                          ---------  ---------  ---------  ---------

  Income from continuing operations before income taxes     34,128     23,086     58,072     35,834
Income taxes                                                11,947      8,008     20,325     12,475
                                                          ---------  ---------  ---------  ---------
  Income from continuing operations                         22,181     15,078     37,747     23,359
                                                          ---------  ---------  ---------  ---------

Discontinued operation:
  Gain on disposal of Lux Corp., less applicable income
    taxes of ($1,078)                                            -      1,796          -      1,796
                                                          ---------  ---------  ---------  ---------
  Net income                                                22,181     16,874     37,747     25,155
                                                          ---------  ---------  ---------  ---------

    Foreign currency translation adjustments                   199     10,604      1,366     14,339
                                                          ---------  ---------  ---------  ---------
    Comprehensive income                                  $ 22,380   $ 27,478   $ 39,113   $ 39,494
                                                          ---------  ---------  ---------  ---------

Net income per share:
  Basic:
    Income from continuing operations                     $   0.45   $   0.31   $   0.77   $   0.48
    Gain from disposal of discontinued operation                 -       0.04          -       0.04
                                                          ---------  ---------  ---------  ---------
Net income per share                                      $   0.45   $   0.35   $   0.77   $   0.52
                                                          =========  =========  =========  =========
  Diluted:
    Income from continuing operations                     $   0.45   $   0.31   $   0.77   $   0.48
    Gain from disposal of discontinued operation                 -       0.04          -       0.04
                                                          ---------  ---------  ---------  ---------
Net income per share                                      $   0.45   $   0.35   $   0.77   $   0.52
                                                          =========  =========  =========  =========

Weighted average number of shares outstanding:
  Basic                                                     48,901     48,671     48,875     48,671
                                                          =========  =========  =========  =========
  Diluted                                                   49,122     48,821     49,085     48,817
                                                          =========  =========  =========  =========

See  accompanying  notes  to  unaudited  condensed  consolidated  financial  statements.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                   ------------------------------
                                                                    AUG. 2, 2003    AUG. 3, 2002
                                                                   --------------  --------------
                                                                        (In thousands)

Cash flows from operating activities:
  Net income                                                          $  37,747       $  25,155
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Gain on disposal of discontinued operation, net of tax benefit            -          (1,796)
    Depreciation and amortization                                        20,245          18,097
    Amortization of intangible assets                                       542             630
    Loss on retirement of property and equipment                          1,045           1,377
  (Increase) decrease in -
    Inventories                                                          (2,318)         (2,989)
    Prepaid expenses and other assets                                    (7,745)        (18,243)
  Increase (decrease) in -
    Trade accounts payable                                                1,616           4,821
    Income taxes payable                                                 (9,785)          3,118
    Accrued expenses                                                      5,956           6,777
    Deferred tax liability                                                3,231               -
    Deferred credits                                                       (153)            256
                                                                   --------------  -------------
Net cash provided by continuing operations                               50,381          37,203
Net cash used in discontinued operations                                      -           2,147
                                                                   --------------  -------------
Net cash provided by operating activities                                50,381          39,350
                                                                   --------------  -------------

Cash flows from investing activities:
  Acquisition of property and equipment                                 (25,634)        (16,988)
  Acquisition of intangible assets                                       (3,287)         (3,024)
  Sale of short-term investments                                              -           1,563
  Capital expenditures of discontinued operations                             -            (352)
                                                                   --------------  -------------

Net cash used in investing activities                                   (28,921)        (18,801)
                                                                   --------------  -------------

Cash flows from financing activities:
  Principal payments on term loan                                        (7,125)              -
  Proceeds from stock options exercised                                   1,026               -
  Dividends paid                                                         (4,753)         (3,785)
                                                                   --------------  -------------

Net cash used in financing activities                                   (10,852)         (3,785)
                                                                   --------------  -------------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                                      2,093             744
                                                                   --------------  -------------

Net increase in cash and cash equivalents                                12,701          17,508

Cash and cash equivalents at beginning of period                         195,482         99,912
                                                                   --------------  -------------

Cash and cash equivalents at end of period                              $208,183       $117,420
                                                                   ==============  =============

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

2.   EARNINGS  PER  SHARE
     Basic net income per share is based on the weighted average number of shares of Class A Common stock and Common stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. All outstanding options as of August 2, 2003 were included in the computation of diluted earnings per share. Options to purchase 450,500 shares of common stock, at prices ranging from $20.38 to $30.25 per share were outstanding for the quarter ended August 3, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period.

     Options to purchase 7,272 and 451,419 shares of common stock, at prices ranging from $26.00 and $20.38 to $30.25 per share, were outstanding for the six months ended August 2, 2003 and August 3, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective six month period.

3.   STOCK-BASED  COMPENSATION
     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board, "APB" Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board, "FASB" No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                        --------------------  --------------------

                                         AUG. 2,    AUG. 3,    AUG. 2,    AUG. 3,
                                          2003       2002       2003       2002
                                        ---------  ---------  ---------  ---------

Net income, as reported                 $ 22,181   $ 16,874   $ 37,747   $ 25,155
Deduct:
  Stock-based employee compensation
  expense not included in reported net
  income, net of tax                        (160)      (284)      (334)      (569)
                                        ---------  ---------  ---------  ---------
Pro forma net income                    $ 22,021   $ 16,590   $ 37,413   $ 24,586
                                        =========  =========  =========  =========

Earnings per share:
  Basic - as reported                   $   0.45   $   0.35   $   0.77   $   0.52
  Basic - pro forma                     $   0.45   $   0.34   $   0.77   $   0.51
  Diluted - as reported                 $   0.45   $   0.35   $   0.77   $   0.52
  Diluted - pro forma                   $   0.45   $   0.34   $   0.76   $   0.50

4.   NEW  ACCOUNTING  PRONOUNCEMENTS
     On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the year ending January 31, 2004. Management has determined that Statement No. 143 did not have a material effect on our condensed consolidated financial statements.

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

5.   DISCONTINUED  OPERATIONS
     In January 2002, the Company's Board of Directors authorized the disposition of Lux Corp., which represented the Company's apparel segment. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in the Company's consolidated financial statements. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. In April 2003, Lux Corp. advised the Bankruptcy Court that it intended to liquidate its assets. The Company has been advised that Lux Corp. has closed all of its stores and liquidated its inventories. See "Legal Proceedings".

     As of August 2, 2003, the Company remains as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $6.0 million. As of August 2, 2003, the Company also had a contingent liability as lessee under a master lease agreement on approximately $2.9 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. The Company entered into a transitional services agreement with the new owner of Lux Corp. in May 2002 under which the Company performed certain transition services for the benefit of Mr. Rags. The Company had no decision-making authority under the terms of the agreement. The service agreement was for an initial period of one year with two three-month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. During the six months ended August 2, 2003, the Company has received approximately $.4 million for these services and has included this amount within interest and other incomewithin the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

6.   SEGMENT  INFORMATION

     The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                             -------------------      ------------------
                              AUG. 2,   AUG. 3,        AUG. 2,   AUG. 3,
                               2003      2002          2003      2002
                             ---------  --------      --------  --------

          North America       $189,336  $177,014      $366,158  $339,968
          International         75,613    61,726       138,547   109,133
                             ---------  --------      --------  --------

            Total             $264,949  $238,740      $504,705  $449,101
                             =========  ========      ========  ========

     Income from continuing operations for the periods presented was as follows:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                             -------------------      ------------------
                              AUG. 2,   AUG. 3,        AUG. 2,   AUG. 3,
                               2003      2002          2003      2002
                             ---------  --------      --------  --------

          North America       $ 15,139  $ 10,601      $ 28,737  $ 18,925
          International          7,042     4,477         9,010     4,434
                             ---------  --------      --------  --------

            Total             $ 22,181  $ 15,078      $ 37,747  $ 23,359
                             =========  ========      ========  ========

7.   STATEMENTS  OF  CASH  FLOWS
     Payments of income taxes were $27.5 million and $12.8 million for the six months ended August 2, 2003 and August 3, 2002, respectively. Payments of interest were $1.4 million and $2.3 million for the six months ended August 2, 2003 and August 3, 2002.

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

As of August 2, 2003 we operated a total of 2,948 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claire's", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

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

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                ------------------   -----------------
                                                 AUG. 2,   AUG. 3,   AUG. 2,   AUG. 3,
                                                   2003      2002      2003      2002
                                                --------  --------   -------  --------


Net sales                                         100.0%    100.0%    100.0%    100.0%
  Cost of sales, occupancy and buying expenses     48.0      50.7      48.0      51.0
                                                --------  --------   -------  --------
  Gross profit                                     52.0      49.3      52.0      49.0

Other expenses (income):
  Selling, general and administrative              35.3      35.4      36.6      36.7
  Depreciation and amortization                     3.9       3.9       4.0       4.0
  Interest expense                                  0.2       0.5       0.3       0.5
  Interest and other income                        (0.3)     (0.2)     (0.4)     (0.2)
                                                --------  --------   -------  --------
                                                   39.2      39.6      40.5      41.1

  Income before income taxes                       12.9       9.7      11.5       8.0

Income taxes                                        4.5       3.4       4.0       2.8
                                                --------  --------   -------  --------
  Net income                                        8.4%      6.3%      7.5%      5.2%
                                                ========  ========   =======  ========

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

Goodwill Impairment - We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated discounted cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated discounted cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment.

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

Deferred Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is determined based on estimates by management of future taxable income. Our estimates of future taxable income can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect our future taxable income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Recorded within our financial statements is a valuation allowance of $4.9 million at August 2, 2003 due to uncertainties related to the ability to utilize some of our deferred tax assets, consisting of net operating loss carryforwards of $13.6 million relating to the operations of our foreign subsidiaries, $13.2 million of which have indefinite expiration, and $.4 million of which expire in Fiscal 2006.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

RESULTS  OF  OPERATIONS

The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group in accordance with generally accepted accounting principles. Our portion of the earnings of Nippon are included in our income statement within the caption "Interest and other income". In addition, the assets and liabilities of Nippon are not included in our consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and has been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. As of August 2, 2003 and August 3, 2002, our investment in Nippon was carried at $300,000 and zero, respectively on our consolidated balance sheet.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2004 and Fiscal 2003 results consisted of 52 weeks.

Net sales for the three months ended August 2, 2003 increased approximately 11.0%, or $26.2 million, over the comparable period ended August 3, 2002. Net sales for the six months ended August 2, 2003 increased approximately 12.4%, or $55.6 million, over the comparable period ended August 3, 2002. The increases for the three and six month periods resulted primarily from same-store sales increases of 5% and 6%, respectively, a weaker U.S. dollar and an increase in average sales per store for new stores. Same-store sales for both periods in North America were driven by successful product offerings across several departments. Same-store sales in Europe were negative during the three month period and even during the six month period primarily due to labor strikes in France and unseasonably hot weather across Europe, which impacted consumer traffic. The average sales per store in new stores increased during the three and six month periods primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America.

Gross profit for the three months ended August 2, 2003 increased 17.2%, or $20.2 million, compared to the three months ended August 3, 2002. The 2.7% increase as a percentage of sales was the result of improved merchandise margins and leverage on occupancy costs, which are fixed in nature, made possible by the same-store sales increases during the period. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as customer demand exceeded our plans and a higher initial mark-up at our Icing by Claire's division. Gross profit for the six months ended August 2, 2003 increased 19.2%, or $42.3 million, compared to the comparable period ended August 3, 2002. The 3.0% increase as a percentage of sales was primarily caused by higher merchandise margins, resulting from fewer markdowns during the six months ended August 2, 2003 as discussed above.

Selling, general and administrative expenses for the three months ended August 2, 2003 increased 10.8%, or $9.1 million, compared to the three months ended August 3, 2002. The .1% decrease as a percentage of sales was caused primarily by the effect of positive same-store sales during the quarter on our store payroll and corporate overhead, offset by higher bonus expense in North America and higher expenses related to the building of our infrastructure in our European division. Selling, general and administrative expenses for the six months ended August 2, 2003 increased 11.9%, or 19.7 million, compared to the comparable period ended August 3, 2002. The decrease of .1% as a percentage of sales was primarily caused by the same factors discussed for the three month period.

Depreciation and amortization for the three months ended August 2, 2003 was $10.4 million as compared to $9.3 million for the three months ended August 3, 2002. The increase is primarily the result of higher foreign currency exchange rates due to the weaker U.S. dollar during the period as compared to the prior period. Depreciation and amortization for the six months ended August 2, 2003 was $20.2 million as compared to $18.1 million for the six months ended August 3, 2002. The increase was also primarily due to the weaker U.S. dollar.

Interest expense was $.6 million and $1.4 million for the three and six months ended August 2, 2003 as compared to $1.1 million and $2.2 million for the three and six months ended August 3, 2002, respectively. The decrease in interest expense was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period.

Interest and other income was $ .9 million and $1.8 million for the three and six months ended August 2, 2003 as compared to $.4 million and $.9 million for the three and six months ended August 3, 2002. Included in the three and six months ended August 2, 2003 was $.3 million of equity in the earnings of Nippon for the period. In addition, higher cash balances produced higher interest income during the three and six month periods ended August 2, 2003.

Our effective tax rate was 35% during the periods ended August 2, 2003 and August 3, 2002.

In January 2002, our Board of Directors authorized the disposition of Lux Corp., which represented our apparel segment. On May 17, 2002, we sold the stock of Lux Corporation, d/b/a Mr. Rags. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in our consolidated financial statements. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. In April 2003, Lux Corp. advised the Bankruptcy Court that it intended to liquidate its assets. We have been advised that Lux Corp. has closed all of its stores and liquidated its inventories. See "Legal Proceedings".

As of August 2, 2003, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $6.0 million. As of August 2, 2003, we also had a contingent liability as lessee under a master lease agreement on approximately $2.9 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. We entered into a service agreement with the new owner of Lux Corp. in May 2002 under which we performed certain transition services for the benefit of Mr. Rags, with no decision making authority. The service agreement was for an initial period of one year, with two three-month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. During the six month period ended August 2, 2003, we have received approximately $.4 million for these services and have included this amount in "interest and other income" within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

QUARTERLY  INFORMATION  AND  SEASONALITY
The specialty retail industry is seasonal in nature and a disproportionately higher level of our revenues and earnings are generated in the fall and holiday selling seasons. Our working capital requirements and inventories increase substantially in the third quarter in anticipation of the holiday selling season.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175.0 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 112.5 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On August 2, 2003, $25.0 million was outstanding on this line of credit, while $78.3 million was outstanding under the term loan. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of August 2, 2003, we had $15 million of availability under the revolving line of credit. We also had $1.8 million of issued letters of credit which are supported by and considered drawn against our line of credit.

We are required to maintain financial ratios under our credit facility. Required financial ratios include fixed charge coverage ratio, consolidated leverage ratio and current ratio. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions. If these financial ratios and other restrictive covenants are not maintained, our bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require us to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. Also, on August 2, 2003, we were in compliance with all debt covenants.

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $208.2 million at August 2, 2003.

Net cash provided by operating activities from continuing operations was $50.4 million for the six months ended August 2, 2003 compared to $39.4 million for the six months ended August 3, 2002. The primary sources of net cash provided by operating activities from continuing operations during the first half of Fiscal 2004 was net income adjusted for non-cash items, the decrease in income taxes payable of $9.8 million, offset by an increase in inventory, prepaid expenses and other assets of $10.1 million.

Inventory at August 2, 2003 increased 2.4% compared to the inventory balance at the end of Fiscal 2003. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand.

Net cash used in investing activities of $28.9 million for the six months ended August 2, 2003 was primarily capital expenditures of $25.6 million and the purchase of intangible assets in our international operations.

Net cash used in financing activities was $10.9 million for the six months ended August 2, 2003 as compared to $3.8 million for the six months ended August 3, 2002. The cash used in financing activities during the first six months of Fiscal 2004 was primarily to fund $4.8 million of dividends on our Class A Common stock and Common stock, as well as reduce our term loan on our Credit Facility by $7.1 million.

For the six months ended August 2, 2003, we opened 89 stores and closed 53 stores ending the quarter with 2,948 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, debt and currently anticipated capital expenditure plans for the next twelve months.

During the six months ended August 2, 2003, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders' equity by $1.4 million for the six months ended August 2, 2003.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our financial statements, generally over four to seven years. We have approximately $22.9 million of future obligations related to these operating leases, including obligations for equipment and leasehold improvement leases assigned to Lux Corp. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we may be required to pay all future rent payments under these operating leases. At August 2, 2003, we had $0.4 million accrued related to future payment obligations on leasehold improvement leases for closed Claire's Boutiques stores.

Working capital at August 2, 2003 was $206.7 million compared to $180.6 million at February 1, 2003. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $12.7 million and an increase in prepaid expenses primarily in our International division mainly consisting of occupancy costs which are paid quarterly and semi-annually in many cases. The source of this working capital was our earnings during the first six months of the year.

In May 2003, our Board of Directors authorized us to increase our quarterly dividends on our Class A Common stock from $.02 per share to $.03 per share and from $.04 per share to $.06 per share on our Common stock.

FORWARD-LOOKING  STATEMENTS

The Private Securities Litigation Reform Act of 1995, or the "Act", provides a safe harbor for "forward-looking statements" made by or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to new store openings, customer demand, future operating results, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in sales and same-store sales results, fashion trends, dependence on foreign suppliers, currency fluctuations, competition from other retailers, relationships with mall developers and operators, general economic conditions, success of joint ventures and relationships with and reliance upon third parties, potential difficulties or delays in identifying, attracting and retaining qualified individuals to serve in senior management positions, uncertainties generally associated with specialty retailing and distribution of merchandise, and the other factors referred to herein. Additional information concerning these risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 1, 2003.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Foreign  Currency
-----------------
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities. During the first six months of Fiscal 2004, included in comprehensive income and stockholders' equity is $1.4 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at August 2, 2003, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Interest  Rates
---------------

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first six months of Fiscal 2004, a 10% increase in the average effective interest rate in Fiscal 2004 would not have materially impacted our annual net interest expense.

ITEM  4.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, our acting Co-Chief Executive Officers and our Chief Financial Officer (collectively, the "certifying officers") have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The  certifying  officers  concluded,  based  on  their  evaluation,   that  our
disclosure controls and procedures are effective, taking into consideration the size and nature of our business and operations.

No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Potential claims may also be asserted against us in connection with the liquidation of Lux Corp., which filed for bankruptcy protection in January 2003. Certain of these potential claims may include or relate to obligations under real estate leases guaranteed by us. In addition, based on our receipt of correspondence from counsel to the unsecured creditors committee of Lux Corp., we believe that it is likely that claims will be asserted against us on behalf of the bankruptcy estate of Lux Corp. relating to the payments received by us under the stock purchase agreement and transitional services agreement, which may be alleged to be fraudulent transfers or preference payments under applicable bankruptcy law. If these claims are filed against us and the unsecured creditors committee was successful in the outcome of these claims, we could be required to repay amounts to the bankruptcy estate. Based on our current knowledge of the threatened claims, we believe we have defenses against the claims and cannot estimate a loss or range of loss with respect to the claims.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     (a)    Our  2003   annual meeting of shareholders was held on June 24, 2003
in  New  York  City.   At  the  annual  meeting,  our  shareholders voted on the
following  matters:

     1.     The  election  of nine directors, each to serve for a one-year term;

     2. The approval of an amended and restated version of our 1996 Stock Option Plan; and

     3. A shareholder proposal regarding our business operations in Northern Ireland

     Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to our solicitation.

     At the annual meeting, each holder of record of our common stock, par value $0.05 per share, and our Class A common stock, par value $0.05 per share, at the close of business on May 23, 2003 was entitled to vote, in person or by proxy, one vote for each share of our common stock and ten votes for each share of our Class A common stock, as the case may be, held by the stockholder. As of the record date, approximately 46,186,061 shares of our common Stock were outstanding and approximately 2,688,876 shares of our Class A common stock were outstanding.

     The holders of record of shares of our common stock and Class A common stock entitled to 43,560,078 votes were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the annual meeting.

     (b) All of our nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of our common stock (one vote per share) and our Class A common stock (ten votes per share), voting together as a single class:

DIRECTOR NOMINEE            COMMON          VOTES          CLASS A         VOTES
----------------            ------          -----          -------         -----
                            STOCK         WITHHELD          STOCK        WITHHELD
                            -----         --------          -----        --------
                          VOTES FOR                       VOTES FOR
                         ----------       ---------       ----------
Rowland Schaefer         39,146,503       1,855,878       25,572,030       4,940
Marla L. Schaefer        38,917,037       2,085,344       25,572,030       4,940
E. Bonnie Schaefer       38,917,068       2,085,313       25,572,030       4,940
Ira D. Kaplan            39,349,823       1,652,558       25,572,030       4,940
Carl M. Youngman         39,347,023       1,655,358       25,572,030       4,940
Bruce G. Miller          39,385,823       1,616,558       25,572,030       4,940
Todd D. Jick             39,346,292       1,656,089       25,572,030       4,940
Steven H. Tishman        39,004,273       1,998,108       25,572,030       4,940
Ann Spector Lieff        39,227,563       1,774,818       25,572,030       4,940

     (c) The proposal to approve an amended and restated version of our 1996 Stock Option Plan was approved by the affirmative vote of a majority of the votes cast, either in person or by proxy, at the annual meeting by the holders of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

             SHARES        VOTED FOR      VOTED AGAINST      ABSTAIN
             ------        ---------      -------------      --------
          Common stock     35,936,406       4,725,510        340,464
          Class A stock    25,492,290          47,610         37,070

     The  shareholder  proposal  regarding  our  business operations in Northern
Ireland (referred to as the "MacBride Principles") was not approved by the required affirmative vote of a majority of the votes cast, either in person or by proxy, at the annual meeting by the holders of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

   SHARES         VOTED FOR     VOTED AGAINST    ABSTAIN      BROKER NON-VOTE
-------------     ---------     -------------    -------      ---------------
Common stock      4,093,712      29,957,571     2,358,333        4,592,765
Class A stock       97,170       24,778,530       30,395          670,875

                                        2
ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     31.1 Certification of Acting Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

     31.2 Certification of Acting Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

     31.3 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

     32.1 Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.3    Certification  of  Chief  Financial  Officer  pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports  on  Form  8-K

     During the quarterly period ended August 2, 2003, the Company filed the following Current Reports on Form 8-K:

     Report  on  Form  8-K  filed  on  May  9,  2003  under  Items  5  and  9.

     Report  on  Form  8-K  filed  on  May  13,  2003  under  Items  5  and  9.

     Report  on  Form  8-K  filed  on  May  22,  2003  under  Items  5  and  9.

     Report  on  Form  8-K  filed  on  May  30,  2003  under  Items  5  and  7.

     Report  on  Form  8-K  filed  on  June  5,  2003  under  Items  7  and  9.

     Report  on  Form  8-K  filed  on  June  24,  2003  under  Items  7  and  9.

     Report  on  Form  8-K  filed  on  July  14,  2003  under  Items  5  and  7.

ITEMS  2,  3  AND  5  ARE  NOT  APPLICABLE  AND  HAVE  BEEN  OMITTED.

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

                                             CLAIRE'S  STORES,  INC.
                                             -----------------------
                                             (Registrant)

September  15,  2003                         /s/  Marla  L.  Schaefer
                                             ------------------------
                                             Marla  L.  Schaefer
                                             Acting  Co-Chairman  and  Co-
                                             Chief Executive  Officer  and
                                             Vice  Chairman  of  the Board

September  15,  2003                         /s/  E. Bonnie Schaefer
                                             -----------------------
                                             E.  Bonnie  Schaefer
                                             Acting  Co-Chairman  and  Co-
                                             Chief Executive  Officer  and
                                             Vice  Chairman  of  the Board

September  15,  2003                         /s/  Ira  D.  Kaplan
                                             --------------------
                                             Ira  D.  Kaplan
                                             Senior  Vice  President  and
                                             Chief  Financial  Officer

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT  NO.     DESCRIPTION
------------     -----------
31.1 Certification of Acting Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2 Certification of Acting Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.3 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1 Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 31.1
                                                                    ------------

                             CERTIFICATE PURSUANT TO
                         RULES 13a-15(e) and 15d-15(e),
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marla Schaefer, Acting Co-Chief Executive Officer of Claire's Stores, Inc. (the "Company"), certify that:

1.     I  have  reviewed  this  quarterly  report  on  Form 10-Q of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September  15,  2003                         s/  Marla  Schaefer
                                             -------------------
                                             Marla  Schaefer
                                             Acting  Co-Chief Executive  Officer

                                                                    Exhibit 31.2
                                                                    ------------

                             CERTIFICATE PURSUANT TO
                         RULES 13a-15(e) and 15d-15(e),
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, E. Bonnie Schaefer, Acting Co-Chief Executive Officer of Claire's Stores, Inc. (the "Company"), certify that:

1.     I  have  reviewed  this  quarterly  report  on  Form 10-Q of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September  15,  2003                         /s/  E.  Bonnie  Schaefer
                                             -------------------------
                                             E.  Bonnie  Schaefer
                                             Acting  Co-Chief  Executive Officer

                                                                    Exhibit 31.3

                             CERTIFICATE PURSUANT TO
                         RULES 13a-15(e) and 15d-15(e),
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Ira  D.  Kaplan,  Chief  Financial  Officer  of  Claire's  Stores, Inc. (the
"Company"),  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form 10-Q of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September  15,  2003                         /s/  Ira  D.  Kaplan
                                             --------------------
                                             Ira  D.  Kaplan
                                             Chief  Financial  Officer

                                                                    Exhibit 32.1
                                                                    ------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Current Report on Form 10-Q of Claire's Stores, Inc. (the "Company") for the quarterly period ended August 2, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marla Schaefer, Acting Co-Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/  Marla  Schaefer
                                             --------------------
                                             Marla  Schaefer
                                             Acting  Co-Chief  Executive Officer
                                             September  15,  2003

                                                                    Exhibit 32.2
                                                                    ------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Current Report on Form 10-Q of Claire's Stores, Inc. (the "Company") for the quarterly period ended August 2, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bonnie Schaefer, Acting Co-Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/  E.  Bonnie  Schaefer
                                             -------------------------
                                             E.  Bonnie  Schaefer
                                             Acting  Co-Chief Executive  Officer
                                             September  15,  2003

                                                                    Exhibit 32.3
                                                                    ------------
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Current Report on Form 10-Q of Claire's Stores, Inc. (the "Company") for the quarterly period ended August 2, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ira D. Kaplan, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                             /s/  Ira  D.  Kaplan
                                             --------------------
                                             Ira  D.  Kaplan
                                             Chief  Financial  Officer
                                             September  15,  2003