Form 10-Q
period 2003-11-01
CLAIRES STORES INC
filed 2003-12-16
CIK 34115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D C 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _______ TO _________
                        COMMISSION FILE NUMBER 001-08899

                              CLAIRE'S STORES, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                      59-0940416
                 -------                                      ----------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

   3 S.W. 129TH AVENUE, PEMBROKE PINES, FLORIDA                  33027
   --------------------------------------------                  -----
  (Address of principal executive offices)          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (954) 433-3900

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
  Common Stock, $.05 par value              New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                      ------------------------------------
                      Class A Common Stock, $.05 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange). Yes [X] No [ ]

     The number of shares of the registrant's Common Stock and Class A Common Stock outstanding as of December 1, 2003 was 46,448,285 and 2,635,519, respectively.

                     CLAIRE'S STORES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                       PAGE  NO.
                                                                       ---------

PART  I.    FINANCIAL  INFORMATION
----------------------------------

     ITEM  1.  FINANCIAL  STATEMENTS

     Unaudited  Condensed  Consolidated  Balance  Sheets at
          November 1, 2003 and February 1, 2003.                           3

     Unaudited  Condensed  Consolidated  Statements  of  Operations
          and Comprehensive  Income  for  the  Three  Months  and
          Nine Months Ended November 1, 2003 and November 2, 2002.         4

     Unaudited  Condensed  Consolidated  Statements  of  Cash  Flows
          for  the Nine Months Ended November 1, 2003 and
          November 2, 2002.                                                5

     Notes to Unaudited Condensed Consolidated Financial Statements        6

     ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                 FINANCIAL  CONDITION  AND  RESULTS  OF
                 OPERATIONS                                                9

     ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
                 ABOUT MARKET RISK                                        15

     ITEM 4.     CONTROLS AND PROCEDURES                                  15

PART  II.  OTHER  INFORMATION
-----------------------------

     ITEM 1.     LEGAL PROCEEDINGS                                        16

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         16

SIGNATURE PAGE                                                            17

                             PART I.  FINANCIAL INFORMATION
                         CLAIRE'S STORES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          NOV. 1, 2003    FEB. 1, 2003
                                                         ==============  ==============
                                                          (In thousands, except share
                                                             and per share amounts)
ASSETS

Current assets:
  Cash and cash equivalents                              $     213,366   $     195,482
  Inventories                                                  120,631          88,334
  Prepaid expenses and other current assets                     44,903          37,792
                                                         --------------  --------------
     Total current assets                                      378,900         321,608
                                                         --------------  --------------
Property and equipment:
  Land and building                                             18,151          18,041
  Furniture, fixtures and equipment                            221,481         206,529
  Leasehold improvements                                       179,915         161,240
                                                         --------------  --------------
                                                               419,547         385,810
  Less accumulated depreciation and amortization              (235,628)       (211,328)
                                                         --------------  --------------
                                                               183,919         174,482
                                                         --------------  --------------

Intangible assets, net                                          37,057          29,576
Other assets                                                    13,221          14,588
Goodwill                                                       199,143         197,875
                                                         --------------  --------------
                                                               249,421         242,039
                                                         --------------  --------------

Total Assets                                             $     812,240   $     738,129
                                                         ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $      41,250   $      40,916
  Trade accounts payable                                        59,216          43,185
  Income taxes payable                                           6,632          13,153
  Accrued expenses                                              51,641          43,756
                                                         --------------  --------------
     Total current liabilities                                 158,739         141,010
                                                         --------------  --------------

Long-term liabilities:
  Long-term debt, excluding current portion                     58,750          70,000
  Deferred credits                                              16,911          16,263
  Deferred tax liability                                        11,440           9,602
                                                         --------------  --------------
                                                                87,101          95,865
                                                         --------------  --------------

Commitments and contingencies                                        -               -

Stockholders' equity:
  Preferred stock par value $1.00 per share; authorized
    1,000,000 shares, issued and outstanding 0 shares                -               -
  Class A common stock par value $.05 per share;
    authorized 20,000,000 shares, issued and outstanding
    2,682,630 shares and 2,692,825 shares, respectively            134             135
  Common stock par value $.05 per share; authorized
    150,000,000 shares, issued and outstanding 46,294,859
    shares and 46,146,562 shares, respectively                   2,315           2,307
  Additional paid-in capital                                    34,884          32,834
  Accumulated other comprehensive income                        14,917           7,219
  Retained earnings                                            514,150         458,759
                                                         --------------  --------------
                                                               566,400         501,254
                                                         --------------  --------------
Total Liabilities and Stockholders' Equity               $     812,240   $     738,129
                                                         ==============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                               CLAIRE'S STORES, INC. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                               OF OPERATIONS AND COMPREHENSIVE INCOME

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          ====================  ====================
                                                           NOV. 1,    NOV. 2,    NOV. 1,    NOV. 2,
                                                            2003       2002       2003       2002
                                                          =========  =========  =========  =========
                                                           (In thousands, except per share amounts)
Net sales                                                 $264,146   $230,043   $768,851   $679,143
Cost of sales, occupancy and buying expenses               124,934    114,978    367,158    343,868
                                                          ---------  ---------  ---------  ---------
Gross profit                                               139,212    115,065    401,693    335,275
                                                          ---------  ---------  ---------  ---------

Other expenses:
  Selling, general and administrative                       93,851     86,185    278,444    251,547
  Depreciation and amortization                             10,208      9,895     30,453     27,991
  Interest expense                                             591      1,236      2,008      3,464
  Interest and other income                                 (1,210)      (820)    (3,055)    (2,130)
                                                          ---------  ---------  ---------  ---------
                                                           103,440     96,496    307,850    280,872
                                                          ---------  ---------  ---------  ---------

  Income from continuing operations before income taxes     35,772     18,569     93,843     54,403
Income taxes                                                10,519      6,488     30,844     18,963
                                                          ---------  ---------  ---------  ---------
  Income from continuing operations                         25,253     12,081     62,999     35,440
                                                          ---------  ---------  ---------  ---------

Discontinued operation:
  Gain on disposal of Lux Corp., less applicable income
    taxes of $169 and $1,246                                     -        281          -      2,077
                                                          ---------  ---------  ---------  ---------
  Net income                                                25,253     12,362     62,999     37,517
                                                          ---------  ---------  ---------  ---------

    Foreign currency translation adjustments                 6,332        582      7,698     14,921
                                                          ---------  ---------  ---------  ---------
    Comprehensive income                                  $ 31,585   $ 12,944   $ 70,697   $ 52,438
                                                          =========  =========  =========  =========

Net income per share:
  Basic:
    Income from continuing operations                     $   0.52   $   0.25   $   1.29   $   0.73
    Gain from disposal of discontinued operation                 -          -          -       0.04
                                                          ---------  ---------  ---------  ---------
Net income per share                                      $   0.52   $   0.25   $   1.29   $   0.77
                                                          =========  =========  =========  =========
  Diluted:
    Income from continuing operations                     $   0.51   $   0.25   $   1.28   $   0.73
    Gain from disposal of discontinued operation                 -          -          -       0.04
                                                          ---------  ---------  ---------  ---------
Net income per share                                      $   0.51   $   0.25   $   1.28   $   0.77
                                                          =========  =========  =========  =========

Weighted average number of shares outstanding:
  Basic                                                     48,950     48,717     48,900     48,686
                                                          =========  =========  =========  =========
  Diluted                                                   49,221     48,902     49,139     48,845
                                                          =========  =========  =========  =========


See accompanying notes to unaudited condensed consolidated financial statements.

                               CLAIRE'S STORES, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                      ==============================
                                                                       NOV. 1, 2003    NOV. 2, 2002
                                                                      ==============  ==============
                                                                              (In thousands)
Cash flows from operating activities:
  Net income                                                          $      62,999   $      37,517
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Gain on disposal of discontinued operation, net of income taxes               -          (2,077)
    (Gain) loss on sale of intangible assets                                   (399)             50
    Depreciation and amortization                                            30,453          27,991
    Amortization of intangible assets                                           899             660
    Loss on retirement of property and equipment                              1,736           2,311
  (Increase) decrease in -
    Inventories                                                             (30,920)        (26,045)
    Prepaid expenses and other assets                                        (3,669)         (8,794)
  Increase (decrease) in -
    Trade accounts payable                                                   15,009          23,569
    Income taxes payable                                                     (6,573)          2,614
    Accrued expenses                                                          7,004          10,525
    Deferred tax liability                                                      679               -
    Deferred credits                                                            546             472
                                                                      --------------  --------------
Net cash provided by continuing operations                                   77,764          68,793
Net cash provided by discontinued operations                                      -           2,429
                                                                      --------------  --------------
Net cash provided by operating activities                                    77,764          71,222
                                                                      --------------  --------------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (38,557)        (36,233)
  Acquisition of intangible assets                                           (5,855)         (5,860)
  Sale of short-term investments                                                  -           1,563
  Capital expenditures of discontinued operations                                 -            (352)
                                                                      --------------  --------------

Net cash used in investing activities                                       (44,412)        (40,882)
                                                                      --------------  --------------

Cash flows from financing activities:
  Principal payments on term loan                                           (10,932)            (56)
  Proceeds from stock options exercised                                       2,057           1,703
  Dividends paid                                                             (7,607)         (5,679)
                                                                      --------------  --------------

Net cash used in financing activities                                       (16,482)         (4,032)
                                                                      --------------  --------------

Effect of foreign currency exchange rate changes on cash
and cash equivalents                                                          1,014           3,856
                                                                      --------------  --------------

Net increase in cash and cash equivalents                                    17,884          30,164

Cash and cash equivalents at beginning of period                            195,482          99,912
                                                                      --------------  --------------

Cash and cash equivalents at end of period                            $     213,366   $     130,076
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

2.   EARNINGS  PER  SHARE
     Basic net income per share is based on the weighted average number of shares of Class A Common stock and Common stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. All outstanding options for the quarter ended November 1, 2003 were included in the computation of diluted earnings per share. Options to purchase 60,905 shares of common stock, at prices ranging from $25.00 to $30.25 per share were outstanding for the quarter ended
     November 2, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period.

     Options to purchase 75,560 and 231,130 shares of common stock, at prices ranging from $33.86 and $21.25 to $30.25 per share, were outstanding for the nine months ended November 1, 2003 and November 2, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective nine month period.

3.   STOCK-BASED  COMPENSATION
     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board, "APB" Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board, "FASB" Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                              --------------------  --------------------
                                               NOV. 1,    NOV. 2,    NOV. 1,    NOV. 2,
                                                2003       2002       2003       2002
                                              ---------  ---------  ---------  ---------
     Net income, as reported                  $ 25,253   $ 12,362   $ 62,999   $ 37,517
     Deduct:
        Stock-based employee compensation
        expense not included in reported net
        income, net of tax                        (366)       (96)      (719)      (665)
                                              ---------  ---------  ---------  ---------
     Pro forma net income                     $ 24,887   $ 12,266   $ 62,280   $ 36,852
                                              =========  =========  =========  =========

     Earnings per share:
        Basic - as reported                   $   0.52   $   0.25   $   1.29   $   0.77
        Basic - pro forma                     $   0.51   $   0.25   $   1.27   $   0.76
        Diluted - as reported                 $   0.51   $   0.25   $   1.28   $   0.77
        Diluted - pro forma                   $   0.51   $   0.25   $   1.27   $   0.75

4.   NEW  ACCOUNTING  PRONOUNCEMENTS

     On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the fiscal year ending January 31, 2004. Management has determined that Statement No. 143 did not have a material effect on our condensed consolidated financial statements.

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

5.   DISCONTINUED  OPERATIONS

     In January 2002, the Company's Board of Directors authorized the disposition of Lux Corp., which represented the Company's apparel segment. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in the Company's consolidated financial statements. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. In April 2003, Lux Corp. advised the Bankruptcy Court that it intended to liquidate its assets. The Company has been advised that Lux Corp. has closed all of its stores and liquidated its inventories. On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corp. filed a complaint against the Company, see "Legal Proceedings".

     As of November 1, 2003, the Company remains as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. As of November 1, 2003, the Company also had a contingent liability as lessee under a master lease agreement on approximately $2.2 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. The Company entered into a transitional services agreement with the new owner of Lux Corp. in May 2002 under which the Company performed certain transition services for the benefit of Mr. Rags. The Company had no decision-making authority under the terms of the agreement. The service agreement was for an initial period of one year with two three-month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. During the nine months ended November 1, 2003, the Company has received approximately $.4 million for these services and has included this amount within interest and other income within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

6.   SEGMENT  INFORMATION

     The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED
                         ------------------  ------------------
                         NOV. 1,   NOV. 2,   NOV. 1,   NOV. 2,
                           2003      2002      2003      2002
                         --------  --------  --------  --------

          North America  $190,513  $166,975  $556,227  $506,942
          International    73,633    63,068   212,624   172,201
                         --------  --------  --------  --------

               Total     $264,146  $230,043  $768,851  $679,143
                         ========  ========  ========  ========

     Income from continuing operations for the periods presented was as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED
                         ------------------  ------------------
                         NOV. 1,   NOV. 2,   NOV. 1,   NOV. 2,
                           2003      2002      2003      2002
                         --------  --------  --------  --------

          North America  $ 19,936  $  8,031  $ 48,499  $ 26,956
          International     5,317     4,050    14,500     8,484
                         --------  --------  --------  --------

               Total     $ 25,253  $ 12,081  $ 62,999  $ 35,440
                         ========  ========  ========  ========

7.   STATEMENTS  OF  CASH  FLOWS

     Payments of income taxes were $36.3 million and $16.3 million for the nine months ended November 1, 2003 and November 2, 2002, respectively. Payments of interest were $2.0 million and $2.9 million for the nine months ended
     November  1,  2003  and  November  2,  2002.

8.   SUBSEQUENT  EVENTS

     On November 3, 2003, the Company's Board of Directors declared a two-for-one stock split on our Common and Class A common stock payable and effective on December 19, 2003, and also authorized the Company maintain its current dividend per share amounts.

     On November 18, 2003, the Company's Board of Directors authorized a retirement compensation package for the Company's Chairman of the Board. Management estimates the retirement package to cost between $8.0 million and $11.0 million, pending the outcome of certain actuarial information. The Company intends to record this amount as an expense in the fourth quarter of the fiscal year ending January 31, 2004.

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

As of November 1, 2003 we operated a total of 2,971 stores in all 50 states of the United States, Canada, the Caribbean, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names "Claire's Boutiques", "Claire's Accessories", "Afterthoughts", "The Icing", "Icing by Claire's", and "Bijoux One". We are in the process of transitioning our "Afterthoughts" stores to "Icing by Claire's" stores to capitalize on the Claire's brand name.

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

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial statements bear to our net sales:

                                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                                ------------------  ------------------
                                                NOV. 1,   NOV. 2,   NOV. 1,   NOV. 2,
                                                  2003      2002      2003      2002
                                                --------  --------  --------  --------

Net sales                                         100.0%    100.0%    100.0%    100.0%
  Cost of sales, occupancy and buying expenses     47.3      50.0      47.8      50.6
                                                --------  --------  --------  --------
  Gross profit                                     52.7      50.0      52.2      49.4
                                                --------  --------  --------  --------

Other expenses (income):
  Selling, general and administrative              35.5      37.5      36.2      37.0
  Depreciation and amortization                     3.9       4.3       4.0       4.1
  Interest expense                                  0.2       0.5       0.3       0.5
  Interest and other income                        (0.5)     (0.4)     (0.4)     (0.3)
                                                --------  --------  --------  --------
                                                   39.2      41.9      40.0      41.4
                                                --------  --------  --------  --------

  Income before income taxes                       13.5       8.1      12.2       8.0

Income taxes                                        4.0       2.8       4.0       2.8
                                                --------  --------  --------  --------
  Income from continuing operations                 9.6%      5.3%      8.2%      5.2%
                                                ========  ========  ========  ========

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

Goodwill Impairment - We periodically evaluate whether events and changes in circumstances warrant recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated discounted cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated discounted cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment.

Intangible Asset Impairment - We periodically evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights were determined through the use of third-party valuation. In addition, we make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary.

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

Deferred Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is determined based on estimates by management of future taxable income. Our estimates of future taxable income can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect our future taxable income. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Recorded within our financial statements is a valuation allowance of $5.2 million at November 1, 2003 due to uncertainties related to the ability to utilize some of our deferred tax assets, consisting of net operating loss carryforwards of $14.7 million relating to the operations of our foreign subsidiaries, $14.2 million of which have indefinite expiration, and $ .5 million of which expire in Fiscal 2006.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

RESULTS  OF  OPERATIONS

The operating results of Claire's Nippon Co., Ltd. (Nippon) are accounted for under the equity method. As a result, any losses incurred by Nippon in excess of our investment and advances are not reflected in our income statement because the operations are not part of our consolidated group in accordance with generally accepted accounting principles. Our portion of the earnings of Nippon are included in our income statement within the caption "Interest and other income". In addition, the assets and liabilities of Nippon are not included in our consolidated balance sheets. Under the equity method, our original investment in Nippon was recorded at cost and has been adjusted periodically to recognize our proportionate share of earnings or losses from Nippon since the acquisition date. As of November 1, 2003 and November 2, 2002, our investment in Nippon was carried at $ .8 million and zero, respectively on our consolidated balance sheet.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2004 and Fiscal 2003 results consisted of 52 weeks.

Net sales for the three months ended November 1, 2003 increased approximately 14.8%, or $34.1 million, over the comparable period ended November 2, 2002. Net sales for the nine months ended November 1, 2003 increased approximately 13.2%, or $89.7 million, over the comparable period ended November 2, 2002. The increases for the three and nine month periods resulted primarily from same-store sales increases of 8% and 7%, respectively, a weaker U.S. dollar and an increase in average sales per store for new stores. Same-store sales for both periods in North America were driven by successful product offerings across several departments. Same-store sales in Europe decreased by 1% during the three month period and were even during the nine month period primarily due to unseasonably hot weather across Europe, which impacted consumer traffic and a general weakness in the European retail environment. The average sales per store in new stores increased during the three and nine month periods primarily due to a higher percentage of our new stores being located in Europe, which typically generate higher sales per store than our stores in North America.

Gross profit for the three months ended November 1, 2003 increased 21.0%, or $24.2 million, compared to the three months ended November 2, 2002. The 2.7% increase as a percentage of sales was the result of improved merchandise margins and leverage on occupancy costs, which are fixed in nature, made possible by the same-store sales increases during the period. The higher merchandise margins were achieved by taking fewer markdowns during the quarter as customer demand exceeded our plans and a higher initial mark-up at our Icing by Claire's stores. Gross profit for the nine months ended November 1, 2003 increased 19.8%, or $66.4 million, compared to the comparable period ended November 2, 2002. The 2.8% increase as a percentage of sales was primarily caused by higher merchandise margins, resulting from fewer markdowns during the nine months ended November 1, 2003 as discussed above.

Selling, general and administrative expenses for the three months ended November 1, 2003 increased 8.9%, or $7.7 million, compared to the three months ended
November 2, 2002. The 2.0% decrease as a percentage of sales was caused primarily by the effect of positive same-store sales during the quarter on our store payroll and corporate overhead, partially offset by higher bonus expense in North America and higher expenses related to the building of our infrastructure in our European division. Selling, general and administrative expenses for the nine months ended November 1, 2003 increased 10.7%, or $26.9 million, compared to the comparable period ended November 2, 2002. The decrease of .8% as a percentage of sales was primarily caused by the same factors discussed for the three month period.

Depreciation and amortization for the three months ended November 1, 2003 was $10.2 million as compared to $9.9 million for the three months ended November 2, 2002. The increase is primarily the result of higher foreign currency exchange rates due to the weaker U.S. dollar during the period as compared to the prior period. Depreciation and amortization for the nine months ended November 1, 2003 was $30.5 million as compared to $28.0 million for the nine months ended November 2, 2002. The increase was also primarily due to the weaker U.S. dollar.

Interest expense was $ .6 million and $2.0 million for the three and nine months ended November 1, 2003 as compared to $1.2 million and $3.5 million for the three and nine months ended November 2, 2002, respectively. The decrease in interest expense was due primarily to lower interest rates on our credit facilities and lower outstanding debt balances during the period.

Interest and other income was $1.2 million and $3.1 million for the three and nine months ended November 1, 2003 as compared to $ .8 million and $2.1 million for the three and nine months ended November 2, 2002. Included in the three and nine months ended November 1, 2003 was $ .5 million and $ .8 million, respectively, of equity in the earnings of Nippon for the respective periods.

Our effective tax rate was 29.4% and 35% and 32.9% and 35% during the three and nine month periods, respectively, ended November 1, 2003 and November 2, 2002. The Fiscal 2004 periods include a one-time benefit of approximately $2.0 million attributable to a recently concluded tax examination that was settled more favorably than anticipated.

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

As of November 1, 2003, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. As of November 1, 2003, we also had a contingent liability as lessee under a master lease agreement on approximately $2.2 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. We entered into a service agreement with the new owner of Lux Corp. in May 2002 under which we performed certain transition services for the benefit of Mr. Rags, with no decision making authority. The service agreement was for an initial period of one year, with two three-month renewal options. Lux Corp. has cancelled these services effective May 31, 2003. During the nine month period ended November 1, 2003, we have received approximately $.4 million for these services and have included this amount in "interest and other income" within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

QUARTERLY  INFORMATION  AND  SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of our revenues and earnings are generated in the fall and holiday selling seasons. Our working capital requirements and inventories increase substantially in the third quarter in anticipation of the holiday selling season.

LIQUIDITY  AND  CAPITAL  RESOURCES

In connection with the acquisition of Afterthoughts in December of 1999, we entered into a credit facility pursuant to which we financed $200 million of the purchase price for Afterthoughts. The credit facility includes a $40 million revolving line of credit which matures on December 1, 2004, and a $175.0 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility is prepayable without penalty and bears interest at a margin of 100 basis points over the London Interbank Borrowing Rate. The margin is adjusted periodically based on our performance as it relates to certain financial covenants. On November 1, 2003, $25.0 million was outstanding on this line of credit, while $75.0 million was outstanding under the term loan. We cannot re-borrow amounts repaid under the term loan. As a result, we have no future availability under the term loan. We can re-borrow amounts repaid under the revolving line of credit, subject to the terms of the credit facility. As of November 1, 2003, we had $15.0 million of availability under the revolving line of credit. We also had $1.8 million of issued letters of credit which are supported by and considered drawn against our line of credit.

We are required to maintain financial ratios under our credit facility. Required financial ratios include fixed charge coverage ratio, consolidated leverage ratio and current ratio. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions. If these financial ratios and other restrictive covenants are not maintained, our bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require us to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. Also, on November 1, 2003, we were in compliance with all debt covenants.

Our cash flow from operations, together with our cash balances, provides adequate liquidity to meet our operational needs and debt obligations. Cash and cash equivalents totaled $213.4 million at November 1, 2003.

Net cash provided by operating activities from continuing operations was $77.8 million for the nine months ended November 1, 2003 compared to $68.8 million for the nine months ended November 2, 2002. The primary sources of net cash provided by operating activities from continuing operations during the first nine months of Fiscal 2004 was net income adjusted for non-cash items, the increase in trade accounts payable of $15.0 million offset by an increase in inventory of $30.9 million.

Inventory at November 1, 2003 increased 36.6% compared to the inventory balance at the end of Fiscal 2003. This increase is primarily a result of the seasonally adjusted levels of inventory that we carry to meet expected future sales demand.

Net cash used in investing activities of $44.4 million for the nine months ended November 1, 2003 was primarily capital expenditures of $38.6 million and the purchase of intangible assets in our international operations.

Net cash used in financing activities was $16.5 million for the nine months ended November 1, 2003 as compared to $4.0 million for the nine months ended November 2, 2002. The cash used in financing activities during the first nine months of Fiscal 2004 was primarily to fund $7.6 million of dividends on our Class A Common stock and Common stock, as well as reduce our term loan on our Credit Facility by $10.9 million.

For the nine months ended November 1, 2003, we opened 39 stores and closed 16 stores ending the quarter with 2,971 stores.

We believe that our significant cash balances, consistent ability to generate cash flow from operations and available funds under our credit facility will be sufficient to fund our operations, repay debt and fund currently anticipated capital expenditure plans for the next twelve months.

During the nine months ended November 1, 2003, the U.S. dollar weakened against the major currencies included in our consolidated financial statements. As a result, the cumulative foreign currency translation adjustment increased shareholders' equity by $7.7 million for the nine months ended November 1, 2003.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our financial statements, generally over four to seven years. We have approximately $19.5 million of future obligations related to these operating leases, including obligations for equipment and leasehold improvement leases assigned to Lux Corp. In the event that any of the real property leases where leasehold improvements or equipment is located that are subject to these non-cancelable operating leases is terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we may be required to pay all future rent payments under these operating leases. At November 1, 2003, we had $ .4 million accrued related to future payment obligations on leasehold improvement leases for closed Claire's Boutiques stores.

Working capital at November 1, 2003 was $220.2 million compared to $180.6 million at February 1, 2003. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $17.9 million, an increase in inventory, net of trade accounts payable, of $16.3 million and an increase in prepaid expenses primarily in our International division mainly consisting of occupancy costs which are paid quarterly and semi-annually in many cases. The source of this working capital was our earnings during the first nine months of the year.

In May 2003, our Board of Directors authorized us to increase our quarterly dividends on our Class A Common stock from $.02 per share to $.03 per share and from $.04 per share to $.06 per share on our Common stock. In November 2003, our Board of Directors declared a two-for-one stock split on our Common and Class A common stock. The Board also authorized us to maintain our current dividend per share amounts. As a result, our total cash dividend payments will effectively be doubled, commencing with the dividend payment on December 19, 2003, to shareholders of record on December 5, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign  Currency
-----------------

We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities. During the first nine months of Fiscal 2004, included in comprehensive income and stockholders' equity is $7.7 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions at November 1, 2003, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates would be significant to our operations.

Interest  Rates
---------------

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first nine months of Fiscal 2004, a 10% increase in the average effective interest rate in Fiscal 2004 would not have materially impacted our annual net interest expense or on our interest income.

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

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, d/b/a Mr. Rags, filed a complaint against us in the United States Bankruptcy Court for the Central District of California. The complaint alleges that certain purchase price payments made to us in connection with the sale of the stock of Lux Corporation in May 2002 should be repaid to the bankruptcy estate because the payments were preferences or fraudulent transfers, as such terms are used under general bankruptcy laws. We believe the claims are without merit and intend to defend the litigation vigorously.

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

          (b)  Reports  on  Form  8-K

          Other than Current Reports on Form 8-K under Item 12, which are not deemed to be "filed" for purposes of the Securities Exchange Act of 1934, as amended, the Company did not file any Current Reports on Form 8-K during the quarterly period ended November 1, 2003.

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

                                       CLAIRE'S STORES, INC.
                                       ---------------------
                                       (Registrant)

December 15, 2003                      /s/ Marla L. Schaefer
                                       ---------------------
                                       Marla L. Schaefer
                                       Acting Co-Chairman and Co-Chief
                                       Executive Officer and Vice Chairman of
                                       the Board

December 15, 2003                      /s/ E. Bonnie Schaefer
                                       ----------------------
                                       E. Bonnie Schaefer
                                       Acting Co-Chairman and Co-Chief
                                       Executive Officer and Vice Chairman of
                                       the Board

December 15, 2003                      /s/ Ira D. Kaplan
                                       -----------------
                                       Ira D. Kaplan
                                       Senior Vice President and Chief Financial
                                       Officer

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