Form 10-K
period 2004-01-31
CLAIRES STORES INC
filed 2004-04-15
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-8899

Claire’s Stores, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 433-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 par value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A Common Stock and Common Stock held by non-affiliates of the registrant was $1,173,142,739. All outstanding shares of Class A Common Stock and Common Stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     At March 31, 2004, there were outstanding 93,714,937 shares of registrant’s Common Stock, $.05 par value, and 5,200,171 shares of the registrant’s Class A Common Stock, $.05 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the registrant’s fiscal year covered by this report, is incorporated by reference into Part III of this report.

PART I.

Item 1. Business

General

We are a leading specialty retailer of value-priced fashion accessories for pre-teens and teenagers as well as young adults primarily through our two store concepts, “Claire’s Accessories” and “Icing by Claire’s”. We are organized based on our geographic markets, which include our North American operations and our International operations. As of March 31, 2004 we operated a total of 2,953 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name.

We incorporated in 1961 as a Delaware corporation. In June 2000, we completed our reincorporation from the state of Delaware to the State of Florida through a merger transaction with one of our wholly-owned subsidiaries. In May 2002, we disposed of our apparel segment.

Our executive offices are located at 3 S.W. 129 Avenue, Pembroke Pines, Florida 33027, our telephone number is (954) 433-3900 and our internet address is www.claires.com. Through our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. In addition, we have made our Code of Ethics available free of charge through our website. The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

Business Description

We specialize in selling value-priced fashion accessories designed to predominantly appeal to pre-teen and teenage females as well as young adults. We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at about $5. Our stores share a similar format and our different store concepts and tradenames allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and other large department and chain stores that sell fashion accessories, we believe that our stores comprise one of the largest and are among the most successful chains of specialty retail stores devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

Our sales are divided into two principal product categories:

•	Jewelry—Costume jewelry, earrings and ear piercing services; and

•	Accessories—Other fashion accessories, hair ornaments, totebags and novelty items.

The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	Jan. 31, 2004		Feb. 1, 2003		Feb. 2, 2002
Jewelry	$603,564	53.3%	$481,686	48.1%	$423,321	46.1%
Accessories	529,270	46.7%	519,851	51.9%	495,416	53.9%

	$1,132,834	100.0%	$1,001,537	100.0%	$918,737	100.0%

We refer to the fiscal years referenced above as Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

We are primarily organized based on geographic markets for which we operate. Under this organizational structure, we have two reportable segments: North America and International. A summary of North American and International operations is presented below (dollars in thousands):

	Fiscal Year Ended
	Jan. 31,	Feb. 1,	Feb. 2,
	2004	2003	2002
REVENUES
North America	$820,332	$740,838	$711,299
International	312,502	260,699	207,438

Total revenues	$1,132,834	$1,001,537	$918,737

INCOME FROM CONTINUING OPERATIONS
North America	$85,809	$57,926	$21,339
International	29,229	20,053	19,787

Total income from continuing operations	$115,038	$77,979	$41,126

LONG-LIVED ASSETS
North America	$311,069	$308,437	$315,695
International	134,832	108,084	81,456

Total long-lived assets	$445,901	$416,521	$397,151

Strategy

Through our Claire’s Accessories and Icing by Claire’s store concepts, our mission is to be the most profitable specialty retailer selling accessories and costume jewelry to fashion-aware teens, tweens and young adults. We believe our customers want to stay current with or ahead of fashion trends and continually seek newness in their accessory wear. The key elements of our strategy are as follows:

Actively Manage Merchandise Trends and Display of Merchandise. We devote considerable effort to identifying emerging fashion trends. Through constant product testing and rapid placement of successful test items in our stores, we are able to respond to emerging fashion trends. We also devote considerable effort to how our merchandise is displayed in our stores, which we believe commands our customers’ attention, supports our image and promotes a consistent shopping environment for our customers. Our merchandising and distribution systems enhance our ability to make quick responses to new fashion trends. We typically deliver merchandise to our stores three to five times a week.

Provide Attentive Customer Service. We are committed to offering courteous and professional customer service. We strive to give our customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Additionally, our stores provide a friendly and social atmosphere for our customers.

Store Growth Strategy. We opened our first store in Europe in 1996 and, as of January 31, 2004, operated 700 stores in Europe. Our European stores are typically smaller than our North American stores, which results in higher sales per square foot than our North American stores. We intend to continue our store growth through the opening of new stores in our international markets. Any future store openings in Asia are currently subject to our 50/50 joint venture arrangement under Claire’s Nippon.

Licensing Arrangements. We entered into our first licensing arrangement with a Kuwait company in Fiscal 2002. We intend to continue to seek suitable licensees in order to open stores in certain international markets where we desire a limited financial investment.

Maintain Strong Supplier Relationships. We view our supplier relationships as important to our success, and promote personal interaction with our suppliers. We believe many of our suppliers view our stores as important distribution channels.

Capitalize on Our Brand Name. We believe that the Claire’s brand name is one of our most important assets. We intend to develop our brand through, among other things, in-store marketing and licensing arrangements.

Stores

Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as “Claire’s Boutiques” and “Claire’s Accessories” average approximately 1,000 square feet while those stores operating as “Icing by Claire’s”, “The Icing” and “Afterthoughts” average approximately 1,200 square feet. Our stores in the United Kingdom, (Switzerland, Austria, Germany, or “S.A.G.”), France, Ireland and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.

Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Approximately 75% of sales are made in cash, with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

Purchasing and Distribution

We purchase our merchandise from approximately 700 domestic and international suppliers. Approximately 74% of the merchandise purchased for our North American stores was purchased from outside the United States, including approximately 45% purchased from China. We are not dependent on an individual supplier for merchandise purchased. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, which services the North American stores, or the distribution facility in Birmingham, England, which services the stores in the United Kingdom, Ireland and France, or the distribution facilities in Zurich, Switzerland and Vienna, Austria, which service the stores in Switzerland, Austria and Germany. After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week, which provide our stores with a steady flow of new merchandise.

Our business fluctuates according to changes in customer preferences, which are dictated in part by fashion and season. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons. As a result, we typically purchase merchandise from our suppliers well in advance of the applicable selling season, and sometimes before fashion trends are identified or evidenced by customer purchases.

We determine the allocation of merchandise to our stores based on an analysis of various factors, including size, location, demographics, sales and inventory history. Merchandise typically is sold at its original marked price, with the length of time varying by item. We review our inventory levels to identify slow-moving merchandise, and use markdowns to clear this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of fashion, design, seasonal adaptation or changes in client preference, or if it is otherwise determined that the inventory will not sell at its currently marked price.

Store Management

Except as stated below, our Executive Vice President of Store Operations is responsible for managing our North American stores and reports to our Chief Operating Officer for North America, who in turn, reports to our Co-Chief Executive Officers of Claire’s Stores, Inc., our parent company. Our stores are organized and controlled on a district level. We currently employ 214 District Managers in North America, each of whom oversees and manages approximately 10 stores in his or her respective geographic area and reports to one of 22 Regional Managers. Each Regional Manager in North America reports to one of 6 Territorial Vice Presidents, who reports to the Executive Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. A majority of the District Managers have been promoted from within the organization, while a majority of the Regional Managers were hired externally. All of the Territorial Vice Presidents in North America were promoted from within the organization. The reporting structure for our stores in the international group is similar to the reporting structure in North America. The Presidents of Claire’s UK and S.A.G. report to the Chief Operating Officer of Europe. The President of Claire’s France reports to the President of S.A.G, who also holds the title of Group President. The Chief Operating Officer of Europe reports to our Co-Chief Executive Officer of Claire’s Stores, Inc., who is responsible for our International segment. In the international group, there are a total of 6 Regional Managers and 74 District Managers. The Chief Operating Officer of Europe position is currently vacant.

Store Openings, Closings and Future Growth

For Fiscal 2004, we opened 148 stores and closed 125 stores, for a total increase of 23 stores, net. For Fiscal 2004, we expanded our operations by 5 stores, net, in the United Kingdom, resulting in a total of 459 stores, by 1 store, net, in S.A.G., resulting in a total of 96 stores, and by 41 stores, net, in France, resulting in a total of 145 stores. In North America, we decreased our operations by 38 stores, net to 2,112 stores. We believe our store growth will occur in our international markets, where we plan on opening 50 stores, net, in France and opening 4 stores, net, in S.A.G. during the fiscal year ending February 1, 2005, which is referred to as Fiscal 2005. We plan on opening approximately 5 stores, net, in North America in Fiscal 2005 and closing 9 stores, net, in the United Kingdom. In Fiscal 2004, we and our joint venture partner, Aeon Co., Ltd. (formerly known as Jusco Co., Ltd.), a Japanese company, increased our operations in Japan by 14 stores, net, to 123 stores (Claire’s Nippon). There are 25 store openings planned in Japan in Fiscal 2005. Net stores refers to stores opened, net of closings, if any.

We closed 444 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks or the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2004, which includes leasehold improvements and fixtures, averaged approximately $141,000 per store. In addition, certain store locations in our International operations require the purchase of intangible assets. In these cases, we invested approximately $237,000 per store in Fiscal 2004.

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

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Afterthoughts”, “Icing by Claire’s” and “The Icing.” We have also registered these marks outside of the

United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Information Systems

The Company’s headquarters’ (“HQ”) information systems serve as a repository and full-scale integration for the merchandising, retail and financial disciplines. A Combination of in-house developed systems along with third party specialty packages are used to support company information technology objectives.

Retail stores utilize Point of Sale (“POS”), which captures sku level data in sales related transactions, along with merchandise administrative functions. This POS data along with payroll information is captured by HQ on a nightly basis through polling. In addition, information is passed back to the store, including price file updates, messages and reports.

The HQ systems process the POS data nightly and records all updates so that other functions including allocation, purchase order and price change sub-systems have the latest information available to support decision support logic. This allows merchandising to identify opportunities at the earliest possible time.

Summary highlights of the POS information is also available to field managers (territorial vice presidents, regional and district managers) every morning to allow for exception follow-up in the field.

Distribution center systems leverage technologies including put-to-light and radio frequency to ensure an efficient and accurate picking/shipping operation.

In addition to supporting the base domestic operations, initiatives have been launched to share best practices with our International division. A wide area network has been set up through a VPN to allow interoffice connectivity. Key product information is shared among the international offices to leverage the US supply chain.

The existing infrastructure is compared to new technologies and requirements to determine feasibility for the business on an ongoing basis.

Key information technology initiatives for Fiscal 2005 include:

•	major update for allocation/replenishment functions

•	support for additional pick philosophies within the distribution center

•	introduction of an automated travel/expense work flow package

•	intranet enhancements for merchandise sharing with International division

•	move towards infrastructure standardization across our International division including POS and merchandising systems

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 31, 2004 were 21%, 23%, 23% and 32% in the first, second, third and fourth quarters, respectively.

Employees

On March 31, 2004, we had approximately 16,000 employees, 56% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions and we consider employee relations to be good.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland and Japan. We lease all of our 2,953 store locations, generally for terms of five to twenty-five years. Under the leases, we pay a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of our stores in North America and most of our stores in the International division are located in enclosed shopping malls, while some stores are located within central business districts and others are located in “open-air” outlet malls or “strip centers”. Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall, appropriate space availability and proposed rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

We own central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois which is on approximately 24.8 acres of land. The property has buildings with approximately 520,000 total square feet of space, of which 404,000 square feet is devoted to receiving and distribution and 116,000 square feet is devoted to office space.

Our subsidiary, Claire’s Accessories UK Ltd., or UK, leases distribution and office space in Birmingham, England. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires in December 2024 and UK has the right to assign or sublet this lease at any time during the term of the lease.

Our stores operated by our subsidiaries, Claire’s Switzerland, Claire’s Austria and Claire’s Germany, are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich, Switzerland consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2006. In Vienna, Austria, the facility consists of 18,100 square feet devoted to distribution and 3,400 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Claire’s Austria with six months notice to the landlord.

We lease from Rowland Schaefer & Associates approximately 35,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. We executed a new lease in January 2004 which now expires on December 31, 2013. The lease provides for the payment of annual base rent of approximately $883,000, which is subject to annual cost-of-living increases, and a proportionate share of all taxes and operating expenses of the building. See Note 10 entitled “Related Party Transactions” to our consolidated financial statements included in this report of Form 10-K.

We also own 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. We also lease executive office space in New York City and are the owner of a cooperative apartment in New York City.

Item 3. Legal Proceedings

We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, d/b/a Mr. Rags, filed a complaint against us in the United States Bankruptcy Court for the Central District of California. The complaint alleges that certain payments made to us in connection with the sale of the stock of Lux Corporation in May 2002 should be repaid to the bankruptcy estate because the payments are avoidable, as such term is used under general bankruptcy laws. On December 8, 2003, we filed a Motion to Dismiss with the Bankruptcy Court, which was denied on February 24, 2004. We filed an answer to the complaint on March 15, 2004. We believe the claims are without merit and intend to defend the litigation vigorously. We believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

We have two classes of common stock, par value $.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. In December 2003, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s Common stock and Class A common stock in the form of a 100% stock dividend. As a result, all share and per share amounts have been restated to reflect the stock split. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 31, 2004, the number of record holders of shares of common stock and Class A common stock was 1,319 and 442, respectively.

	Closing of Common Stock
	High	Low
Year Ended January 31, 2004
First Quarter	$13.15	$10.56
Second Quarter	15.67	12.68
Third Quarter	20.25	13.77
Fourth Quarter	23.20	18.06
Year Ended February 1, 2003
First Quarter	$11.13	$8.93
Second Quarter	11.48	8.35
Third Quarter	12.95	8.23
Fourth Quarter	13.15	10.95

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our Board of Directors, in its sole discretion, has determined the distribution rate based on our results of operations, economic conditions, tax considerations and other factors. In Fiscal 2003, we paid quarterly cash dividends in the amount of $.02 per share on our common stock and $.01 per share on our Class A common stock, or a total of $.08 per share on our common stock and $.04 per share on our Class A common stock. In Fiscal 2004, we paid quarterly cash dividends on our common stock (one in the amount of $.06 per share, two in the amount of $.03 per share and one in the amount of $.02 per share) and Class A common stock (one in the amount of $.03 per share, two in the amount of $.015 per share and one in the amount of $.01 per share), or a total of $.14 per share on our common stock and $.07 per share on our Class A common stock. As of March 31, 2004 our current dividend distribution amount per share is $.06 and $.03 each quarter for common stock and Class A common stock, respectively. We expect to continue paying dividends. However, there is no assurance that we will be able to continue to do so because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings and financial condition and other factors our Board of Directors consider relevant as well as certain limitations on our ability to make dividend distributions under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table provides information as of January 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our common stock and Class A common stock are authorized for issuance.

Equity Compensation Plan Information
Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,266,868	$14.23	7,609,292
Equity compensation plans not approved by security holders	—	—	—

Total	1,266,868	$14.23	7,609,292

Item 6. Selected Financial Data

The balance sheet and income statement data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in Part II, Item 8 of this report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated Balance Sheet data as of February 2, 2002, February 3, 2001, and January 29, 2000 and the consolidated Statements of Operations and Comprehensive Income for each of the two fiscal years in the period ended February 3, 2001 and January 29, 2000 are derived from our consolidated financial statements, which are not included herein. These amounts include certain reclassifications of prior year amounts in order to conform to current year presentation.

	Fiscal Year Ended
	Jan. 31,	Feb. 1,	Feb. 2,	Feb. 3,	Jan. 29,
	2004	2003	2002(2)	2001(1)(2)	2000(2)
		(In thousands except per share amounts)
Operating Statement Data:
Net Sales	$1,132,834	$1,001,537	$918,737	$946,715	$764,848
Income from continuing operations	115,038	77,979	41,126	67,772	93,203
Net Income	115,038	77,744	19,583	64,975	87,935
Income Per Share:
Basic:
From continuing operations	$1.17	$0.80	$0.42	$0.68	$0.92
Net income	1.17	0.80	0.20	0.65	0.86
Diluted:
From continuing operations	$1.17	$0.80	$0.42	$0.68	$0.91
Net income	1.17	0.80	0.20	0.65	0.86
Cash Dividends Per Share:
Common stock	$0.14	$0.08	$0.08	$0.08	$0.08
Class A Common stock	0.07	0.04	0.04	0.04	0.04
Balance Sheet Data:
Current assets	$360,023	$321,608	$214,424	$265,964	$297,283
Current liabilities	143,326	141,010	82,536	94,452	91,676
Working capital	216,697	180,598	131,888	171,512	205,607
Total assets	805,924	738,129	611,575	660,261	695,292
Long-term debt	—	70,000	110,104	151,374	192,000
Stockholders’ equity	632,450	501,254	404,188	399,700	398,786

(1)	Consists of 53 weeks.

(2)	We adopted a plan to discontinue the operations of Mr. Rags (Lux Corp.) in January 2002. See Note 3 to the consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in five sections: Overview and Consolidated Operations, Critical Accounting Policies and Estimates, Segment Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2004, Fiscal 2003 and Fiscal 2002 results consisted of 52 weeks. All references to earnings per share relate to diluted earnings per share from continuing operations.

Overview and Consolidated Operations

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are primarily organized based on our geographic markets, which include our North American operations and our International operations. As of March 31, 2004 we operated a total of 2,953 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, (Switzerland, Austria, Germany, or “S.A.G.”), France, Ireland and Japan. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name.

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at about $5. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise the largest and are among the most successful chain of specialty retail stores in the world, devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

Fundamentally, our business model is to offer the customer a compelling price/value relationship and a wide array of products to choose from. We seek to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of our retail product pricing through promotional activity

•	minimizing our product costs through economies of scale as the world’s leading mall-based retailer of value-priced accessories and jewelry

•	reinvesting operating cash flows into opening new stores, remodeling existing stores and infrastructure in order to create future revenues and build brand name loyalty

•	returning profits to shareholders through dividends and increased share price

While our financial results have grown steadily and record sales performance was achieved during Fiscal 2004, the retail environment remains very competitive. Management’s plan for future growth is dependent on:

•	our ability to successfully identify merchandise appealing to our customers

•	displaying our merchandise at convenient, accessible locations staffed with personnel that provide courteous and professional customer service

•	sourcing our merchandise to achieve a positive value/price relationship

•	increasing sales at existing store locations

•	expanding our sales, especially in our international segment, through additional store locations

Our ability to achieve these objectives will be dependent on various factors, including those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.”

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition, or results of operations. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Inventory Valuation

Our inventories in North America and S.A.G. are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost to retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. The inventories in our United Kingdom, Irish and French stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

During Fiscal 2003, we recorded impairment charges of $2.7 million relating to fixed assets in our International segment due to those assets not being recoverable by estimated discounted cash flows. We recorded no impairment during Fiscal 2004.

Goodwill Impairment

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated discounted cash flows are then compared to our goodwill amounts. If the unamortized balance of the goodwill exceeds the estimated discounted cash flows, the excess of the unamortized balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We performed these analyses during Fiscal 2004 and 2003 and no impairment was recorded.

Intangible Asset Impairment

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights was determined through the use of third-party valuation. In addition, we make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets, which are subject to amortization, are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value of certain lease rights included in our international segment were determined to be less than their carrying values. We recorded no impairment during Fiscal 2004.

Income Taxes

We are subject to income taxes in many jurisdictions, including the US, individual states and localities and abroad. We must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. We establish deferred tax assets and liabilities as a result of these temporary differences. If we adjust our estimates in the future such that we would not expect to realize all or part of our net deferred tax assets, we may need to establish, or adjust a valuation allowance against our deferred tax assets, which could also materially affect our effective tax rate. We establish tax reserves in our consolidated financial statements based on our estimation of current tax exposures. If we prevail in tax matters for which reserves have been established or we are required to settle matters in excess of established reserves, our effective tax rate for a particular period could be materially affected.

Income tax expense also reflects our best estimate and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income and tax planning could affect the effective tax rate and tax balances recorded by us.

On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosures relating to them.

Overall, our operating results for Fiscal 2004 were a record in terms of sales and profitability. A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Fiscal Year
	2004	2003	2002
Net sales	$1,132,834	$1,001,537	$918,737
Comparable store sales	7.0%	5.0%	(2.0)%
Gross profit percentage	53.7%	51.4%	48.4%
Selling, general and administrative expenses as a percentage of net sales	34.8%	35.5%	36.0%
Income from continuing operations	$115,038	$77,979	$41,126
Net income	$115,038	$77,744	$19,583
Income from continuing operations per diluted share	$1.17	$0.80	$0.42
Number of stores at the end of the period (excludes Claire’s Nippon)	2,812	2,803	2,778

Results of Consolidated Operations

Net sales in Fiscal 2004 increased by $131.3 million, or 13%, from Fiscal 2003, which in turn was $82.8 million, or 9% higher than Fiscal 2002. The increase in net sales was primarily attributable to comparable store sales increases of 7.0% and 5.0% during Fiscal 2004 and Fiscal 2003, respectively, new stores opened in our International division which produced higher average store sales than the stores we closed in our North American division, and the effects of the weak US Dollar when translating our foreign operations at higher exchange rates.

The positive comparable sales experienced in our North American division were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demand for current fashion trends in jewelry and superior customer service in our stores. We noted a deterioration of comparable sales during the second half of Fiscal 2004 within our International division, while comparable sales in North America continued the positive trends experienced throughout the year. We are actively employing strategic initiatives in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives include sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.

The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	Jan. 31, 2004		Feb. 1, 2003		Feb. 2, 2002
Jewelry	$603,564	53.3%	$481,686	48.1%	$423,321	46.1%
Accessories	529,270	46.7%	519,851	51.9%	495,416	53.9%

	$1,132,834	100.0%	$1,001,537	100.0%	$918,737	100.0%

Gross profit percentages increased by 230 basis points and 300 basis points during Fiscal 2004 and Fiscal 2003, respectively. The increase during Fiscal 2004 was caused primarily by improved merchandise margins relating to the shift in business from accessories to jewelry, as jewelry carries a higher initial markup and profit margin than that of accessories. In addition, comparable sales increased at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs. The increased gross profit percentages during Fiscal 2003 were the result of improved merchandise margins made possible through reduced promotional activity and markdowns during the year due to managing inventories more efficiently than the prior year.

Selling, general and administrative expenses increased $39.1 million and $24.1 million in Fiscal 2004 and Fiscal 2003, respectively. These increases are primarily attributable to the increases in compensation paid to store personnel due to average wage increases and additional hours worked in our North American stores and the effects of the weak US Dollar when translating our foreign operations at higher exchange rates. Additional hours worked in the North American stores were necessary to achieve the resulting positive comparable store sales experienced during these periods. In addition, during Fiscal 2004, increased store, field and corporate bonuses were earned in North America due to the positive comparable store sales and profit results during the period. We also recorded a charge of $8.7 million in the fourth quarter of Fiscal 2004 related to the retirement compensation package of our founder and former Chairman of the Board. As a percentage of sales, however, selling, general and administrative expenses improved by 70 basis points and 50 basis points during Fiscal 2004 and Fiscal 2003, respectively. This improvement was primarily due to comparable store increases greater than the overall increases in the underlying expenses.

Income taxes for Fiscal 2004 includes the benefit of approximately $2.8 million attributable to recently concluded tax examinations that were settled more favorably than anticipated. Our tax rate in future years will depend on several variables, including the mix of earnings between domestic and international operations and our overall level of earnings, and could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Income from continuing operations increased by approximately $37 million during each of Fiscal 2004 and Fiscal 2003. These increases were made possible primarily by the increase in comparable store sales and improved merchandise margins achieved during the period, as well as the leverage attained on our fixed costs.

Net income for Fiscal 2002 includes approximately $21.5 million after tax loss from the discontinuation of our Mr. Rags apparel stores. We sold Mr. Rags in Fiscal 2003; please refer to Note 3 to our consolidated financial statements for further information.

Seasonality and Quarterly Results

Our business is seasonal by nature, with the Christmas, Easter and back-to-school periods historically accounting for the largest percentage of annual net sales. In Fiscal 2004, the Christmas, Easter and back-to-school periods together accounted for approximately 30% of our annual net sales. See Note 11 of our consolidated financial statements for our quarterly results of operations.

Impact of Inflation

Inflation impacts several of our operating costs including, but not limited to cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products or by increasing sales volumes.

Matters Affecting Comparability

Included within interest and other income during Fiscal 2004 is approximately $1.2 million of income recognized on our investment in Claire’s Nippon. We recorded no income during Fiscal 2003 and Fiscal 2002 as our portion of losses incurred by Claire’s Nippon were in excess of our investment and advances. Under the equity method of accounting, those losses would not be reflected in our financial statements once our investment and advances were reduced to zero. Store counts for the three years included in the tables above and below exclude Claire’s Nippon stores.

We adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” in the beginning of Fiscal 2003. SFAS 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. Had the provision of SFAS 142 been applicable to Fiscal 2002, income from continuing operations would have been $.48 as compared to $.42 per diluted share. Refer to Note 1 to our consolidated financial statements for further information.

Foreign currency movements within our International division increased net sales by $29.8 million and $18.8 million and income from continuing operations by $5.0 million and $3.2 million in Fiscal 2004 and Fiscal 2003, respectively. These increases were due primarily to the further weakening of the US Dollar against the Euro and the British Pound during Fiscal 2004.

These items had a significant impact on continuing operations in the periods reported. We believe that an understanding of our reported results and our ongoing financial performance is not complete without considering the impact of these items and other transactions, as described within Management’s Discussion and Analysis.

Segment Operations

We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Fiscal Year
	2004	2003	2002
Net sales	$820,332	$740,838	$711,299
Comparable store sales	10.0%	6.0%	(3.0)%
Gross profit percentage	54.5%	52.1%	48.4%
Number of stores at the end of the period	2,112	2,150	2,220

It is our objective to increase sales in North America primarily through generating comparable store sales increases and also by increasing our quantity of profitable store locations.

Net sales in North America during Fiscal 2004 increased by $79.5 million, or 11%, from Fiscal 2003, which in turn was $29.5 million, or 4% higher than Fiscal 2002. The increase in net sales was primarily attributable to comparable store sales increases of 10.0% and 6.0% during Fiscal 2004 and Fiscal 2003, respectively, partially offset by a decrease of 38 and 70 stores during the respective periods. We acquired 768 Afterthoughts stores in December 1999. Since that time, it has been our objective to close, or not renew, a number of under-performing or duplicative stores, and to re-name, upon lease renewal or landlord approval, the remaining Afterthoughts stores to Icing by Claire’s in order to capitalize on the Claire’s brand. Since we acquired the Afterthoughts stores, 406 have been closed or not renewed and 204 have been renamed to either Claire’s or Icing by Claire’s. We believe that the re-naming of these stores has contributed to the comparable store increases experienced during Fiscal 2004, and we plan to continue to re-name the remaining stores upon lease renewal or as landlords permit.

The positive comparable sales experienced in North America were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demand for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during Fiscal 2004.

The higher concentration of sales in jewelry as compared to accessories experienced during Fiscal 2004 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The increased gross profit percentages during Fiscal 2003 were the result of improved merchandise margins made possible through reduced promotional activity and markdowns during the year as a result of managing inventories more efficiently than the prior year.

International Division

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Fiscal Year
	2004	2003	2002
Net sales	$312,502	$260,699	$207,438
Comparable store sales	(2.0)%	2.0%	1.0%
Gross profit percentage	51.7%	49.3%	48.5%
Number of stores at the end of the period	700	653	558

It is our objective to increase sales in the International division primarily through store growth and also through comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during Fiscal 2004 increased by $51.8 million, or 20%, from Fiscal 2003, which in turn was $53.3 million, or 26% higher than Fiscal 2002. The increase in net sales during Fiscal 2004 was primarily attributable to the net addition of 47 stores, the effects of the weak US Dollar when translating our foreign operations at higher exchange rates of approximately $29.8 million, offset by comparable store sales decreases of 2.0% during the period. We believe that the deterioration of comparable store sales during Fiscal 2004 was caused both by the difficult economic environments in several European countries for which we have store locations and also the deviation from best practices learned and practiced in North America. We are actively employing strategic initiatives in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives include sharing best practices for merchandise selection, store operations and attentive customer service. In addition, investment in operational systems infrastructure is being made in order to facilitate the greater level of complexity and precision now required of the business. The increase in net sales during Fiscal 2003 was primarily attributable to the net addition of 95 stores, the effects of the weak US Dollar when translating our foreign operations at higher exchange rates, and by comparable store sales increases of 2.0% during the period. The increase in comparable store sales during Fiscal 2003 was primarily attributable to more units per customer and higher average transaction amounts, offset by a lower number of total transactions.

Gross profit percentages improved by 240 basis points in Fiscal 2004 and by 80 basis points in Fiscal 2003. The primary source of this improvement during both fiscal years was the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in US dollars. The lower cost was available due to the weakness in the US Dollar as compared to the British Pound and the Euro. Most of the goods sourced for sale in our International division are purchased in US Dollars.

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Operating activities	$204,407	$167,235	$108,989
Investing activities	(58,709)	(51,122)	(57,725)
Financing activities	(113,980)	(24,833)	(59,016)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in Fiscal 2004, we generated over $472.9 million of cash flows from operating activities from continuing operations. We ended the year with approximately $224.6 million in cash and cash equivalents, an increase of $29.1 million from the prior year. We ended the year with no debt outstanding, a reduction of $110.9 million from the prior year. The increase in cash and cash equivalents was due to cash generated from operations, offset by the repayment of debt, capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of customary credit arrangements with vendors, operational costs, the payment of current taxes and capital expenditures. Cash flows provided by operating activities in Fiscal 2004 reflect higher net income as compared to Fiscal 2003 due to changes in working capital and depreciation.

Working capital at the end of Fiscal 2004 was $216.7 million compared to $180.6 million at the end of Fiscal 2003. Changes in working capital reflect higher accounts payable, which is due to the timing of inventory payments and increased accrued expenses, which reflects the increased bonuses earned by store, field and corporate employees that were not yet paid at the end of the year. In addition, accrued expenses include the retirement compensation package granted to our founder and former Chairman of the Board in the fourth quarter of Fiscal 2004.

Our $50.1 million of capital expenditures were made primarily to remodel existing stores, but also to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $8.6 million in intangible assets within our International division which generally represents acquired lease rights on new store locations in certain countries. We expect to fund between $50.0 million and $60.0 million of capital expenditures and $10.0 million to $15.0 million of purchased lease rights in Fiscal 2005 in an effort to continue to expand and remodel our store base.

As a result of our $110.9 million in debt repayments made during Fiscal 2004, we have no borrowed debt at January 31, 2004. This represents a milestone to us as the debt was originally incurred in Fiscal 2000 in connection with the acquisition of the Afterthoughts stores. We also paid dividends of $13.3 million during Fiscal 2004, an increase of approximately $5.8 million from the prior year. Dividends were increased again at the end of Fiscal 2004, so we now expect to pay at least $23.1 million in dividends in Fiscal 2005. We also received proceeds from the exercise of stock options of approximately $10.3 million, most of which was in connection with the retirement of our founder and former Chairman of the Board.

Liquidity and Capital Resources

We entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and is due to expire March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory on hand in the United States. At March 31, 2004, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $1.8 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and bears interest at an initial margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR). The margin is then adjusted periodically based on certain liquidity measurements. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions. This credit facility replaced our prior credit facility, which included a $40.0 million revolving line of credit and a $175.0 million five year term loan.

On January 31, 2004 no borrowings were outstanding under our prior credit facility and we were in compliance with all debt covenants.

Our non-US subsidiaries have credit facilities totaling approximately $795,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 31, 2004, there were no borrowings under these credit facilities.

Management believes that our present ability to borrow is greater than our established credit lines. However, if market conditions change and sales were to dramatically decline or we could not control operating costs or other expenses, our cash flows and liquidity could be reduced, and we could experience an increase in borrowing costs, or even a reduction in or elimination of our access to debt and/or equity markets.

Contractual Obligations

At January 31, 2004, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. At January 31, 2004, we also had a contingent liability as lessee under a master lease agreement on $1.5 million of gross future lease payments for operating leases of equipment and leasehold improvements of Mr. Rags that were assigned to Mr. Rags at the time of the sale. Based on the bankruptcy filing by Lux Corp. in January 2003 and the related impact on Mr. Rags’ ability to fulfill the commitments under these real estate and operating leases, we accrued a liability of $6.2 million at February 1, 2003, of which $3.6 million remains accrued at January 31, 2004.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment are located that are subject to these non-cancelable operating leases are terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases. At January 31, 2004, we had $421,000 accrued related to future payment obligations on leasehold improvement leases for closed stores.

As of January 31, 2004, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual
Obligations		Less than 1			More than
(in millions)	Total	year	1-3 years	3-5 years	5 years
Real estate obligations	$817.6	$145.4	$260.2	$213.4	$198.6
Operating leases for equipment and leasehold improvements	18.9	10.3	7.1	1.5	—
Letters of credit	1.8	1.8	—	—	—

Total	$838.3	$157.5	$267.3	$214.9	$198.6

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We would have to consolidate any of our variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. We have determined that none of our interests in unconsolidated entities qualify as variable interest entities.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. We are required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. We have completed our initial evaluation of FIN 46R, and have concluded that adoption of FIN 46R is not expected to have a material impact on our results of operations or financial condition.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for “forward-looking statements” made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, planned capital expenditures and new store openings for Fiscal 2005, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

We believe that the following factors, among others, that are specific to our business, could cause or contribute to our actual results, performance or achievements differing from the future results, performance or achievements expressed or implied in our forward-looking statements:

•	inability to respond to emerging fashion trends including decreased demand for jewelry

•	changes in customer preference after merchandise has been purchased by us, which could result in markdowns of our sales prices

•	inability to adequately stock inventory to meet demand

•	inability to execute our international expansion or successfully integrate our international operations

•	inability to increase comparable store sales at recent historical rates

•	loss of one or more members of our senior management team

•	disruption in the operation of our North American or International distribution centers

•	inability to negotiate favorable lease terms for new leases or renewal leases

•	changes in tax rules or regulations applicable to us

•	adverse determinations on litigation matters not covered by insurance

We believe that the following factors, among others, that are general to our business, could cause or contribute to our actual results, performance or achievements differing from the future results, performance or achievements expressed or implied in our forward-looking statements:

•	changes in economic conditions, including, but not limited to, recessionary or inflationary trends, increased gasoline prices affecting travel to our retail locations, and overall consumer confidence

•	potential new competition from both retail stores and alternative methods or channels of distribution

•	changes in the cost or availability of a suitable workforce to manage and support our operating strategies

•	potential tariffs imposed on products that we import

•	fluctuation of the US dollar against foreign currencies

•	adjustments to the exchange rate of the Chinese Yuan from a fixed exchange rate against the US dollar to a flexible exchange rate which would cause our cost of merchandise imported from China to fluctuate

•	terrorist activities in the US, as well as the international war on terrorism

•	disruption of international, national or regional transportation systems, including dock strikes or increased security measures

•	lack of availability or access to sources of inventory

•	imposition of new restrictions or regulations regarding importation of our merchandise or on the composition of the merchandise that we sell

•	occurrence of severe weather events or natural disasters, which could significantly damage or destroy retail locations or prohibit customers from traveling to our retail locations, especially during peak holiday seasons

•	increases in ocean freight rates

•	inability to timely receive Asian shipments due to the potential emergence of a disease

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At January 31, 2004, we had entered into foreign currency options with notional amounts of $30.2 million, which are accounted for as cash-flow hedges. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During Fiscal 2004, included in comprehensive income and stockholders’ equity is $12.9 million reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions in Fiscal 2004, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

As of the date of this filing, there has been significant speculation that China may elect to adjust the exchange rate of the Chinese Yuan against the US dollar. While there have been no official decisions made, or timetables established, current press reports indicate that it is possible that some form of re-evaluation is likely in Fiscal 2005. Currently, the Chinese Yuan has a fixed exchange rate against the US dollar. If China adjusts the exchange rate or allows the value to float, we may experience changes in our cost of merchandise imported from China.

See notes to our consolidated financial statements.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during Fiscal 2004, a 10% increase in the average effective interest rate in Fiscal 2004 would not have materially impacted our annual interest income or expense.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in the fiscal year ended February 1, 2003.

/S/KPMG LLP
Fort Lauderdale, Florida
March 8, 2004

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Jan. 31,	Feb. 1,
	2004	2003
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$224,630	$195,482
Inventories	92,498	88,334
Prepaid expenses and other current assets	42,895	37,792

Total current assets	360,023	321,608

Property and equipment:
Land and building	18,151	18,041
Furniture, fixtures and equipment	227,278	206,529
Leasehold improvements	186,760	161,240

	432,189	385,810
Less accumulated depreciation and amortization	(244,789)	(211,328)

	187,400	174,482

Intangible assets, net	42,348	29,576
Other assets	16,351	14,588
Goodwill	199,802	197,875

	258,501	242,039

Total Assets	$805,924	$738,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$40,916
Trade accounts payable	48,943	43,185
Income taxes payable	29,148	13,153
Accrued expenses	65,235	43,756

Total current liabilities	143,326	141,010

Long term liabilities:
Long term debt, excluding current portion	—	70,000
Deferred tax liability	12,148	9,602
Deferred rent expense	18,000	16,263

	30,148	95,865

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 20,000,000 shares, issued and outstanding 5,221,660 shares and 5,385,650 shares, respectively	261	135
Common stock par value $.05 per share; authorized 150,000,000 shares, issued and outstanding 93,693,448 shares and 92,293,124 shares, respectively	4,685	2,307
Additional paid-in capital	49,392	32,834
Accumulated other comprehensive income, net of tax	20,109	7,219
Retained earnings	558,003	458,759

	632,450	501,254

Total Liabilities and Stockholders’ Equity	$805,924	$738,129

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
	(In thousands, except share and per share amounts)
Net sales	$1,132,834	$1,001,537	$918,737
Cost of sales, occupancy and buying expenses	524,455	486,858	473,785

Gross profit	608,379	514,679	444,952

Other expenses:
Selling, general and administrative	394,152	355,093	330,993
Depreciation and amortization	41,451	37,897	42,931
Interest expense	2,561	4,435	10,415
Interest and other income	(4,207)	(2,869)	(3,983)

	433,957	394,556	380,356

Income from continuing operations before income taxes	174,422	120,123	64,596
Income taxes	59,384	42,144	23,470

Income from continuing operations	115,038	77,979	41,126

Discontinued operation:
Loss from discontinued operation of Lux Corp. to February 1, 2003 less applicable income tax benefit of 0, 0 and ($5,152), respectively	—	—	(8,588)
Loss on disposal of Lux Corp., less income tax benefit of 0, ($141) and ($7,773), respectively	—	(235)	(12,955)

Net loss from discontinued operations	—	(235)	(21,543)

Net income	115,038	77,744	19,583
Foreign currency translation adjustments	12,890	23,928	(9,488)

Comprehensive income	$127,928	$101,672	$10,095

Net income (loss) per share:
Basic:
Income from continuing operations	$1.17	$.80	$0.42

Loss from operations of discontinued operation	—	—	(0.09)
Loss from disposal of discontinued operation	—	—	(0.13)

Net loss from discontinued operation	—	—	(0.22)

Net income per share	$1.17	$.80	$0.20

Diluted:
Income from continuing operations	$1.17	$.80	$0.42

Loss from operations of discontinued operation	—	—	(0.09)
Loss from disposal of discontinued operation	—	—	(0.13)

Net loss from discontinued operation	—	—	(0.22)

Net income per share	$1.17	$.80	$0.20

Weighted average number of shares outstanding:
Basic	97,955	97,434	97,342

Diluted	98,440	97,782	97,502

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Accumulated
	Class A		Additional	Other
	Common	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income	Earnings	Stock	Total
			(In thousands, except for share amounts)
Balance: February 3, 2001	$142	$2,297	$29,825	$(7,221)	$375,109	$(452)	$399,700
Net income	—	—	—	—	19,583	—	19,583
Stock options exercised	—	—	46	—	—	—	46
Cash dividends ($.08 per Common share and $.04 per Class A Common share)	—	—	—	—	(5,653)	—	(5,653)
Foreign currency translation adjustment	—	—	—	(9,488)	—	—	(9,488)

Balance: February 2, 2002	142	2,297	29,871	(16,709)	389,039	(452)	404,188
Net income	—	—	—	—	77,744	—	77,744
Class A Common stock converted to Common stock	(2)	2	—	—	—	—	—
Stock options exercised	—	8	2,963	—	—	—	2,971
Cash dividends ($.08 per Common share and $.04 per Class A Common share)	—	—	—	—	(7,577)	—	(7,577)
Foreign currency translation adjustment	—	—	—	23,928	—	—	23,928
Retirement of treasury stock	(5)	—	—	—	(447)	452	—

Balance: February 1, 2003	135	2,307	32,834	7,219	458,759	—	501,254
Net income	—	—	—	—	115,038	—	115,038
Class A Common stock converted to Common stock	(5)	5	—	—	—	—	—
Effect of 2 for 1 stock split	131	2,323	—	—	(2,454)	—	—
Stock options exercised, including tax benefit	—	50	16,558	—	—	—	16,608
Cash dividends ($.14 per Common share and $.07 per Class A Common share)	—	—	—	—	(13,340)	—	(13,340)
Foreign currency translation adjustment	—	—	—	12,890	—	—	12,890

Balance: January 31, 2004	$261	$4,685	$49,392	$20,109	$558,003	$—	$632,450

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
		(In thousands)
Cash flows from operating activities:
Net income	$115,038	$77,744	$19,583
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax benefit	—	—	8,588
Loss on disposal of discontinued operations, net of tax benefit	—	235	12,955
Impairment of intangible assets	—	961	—
(Gain) loss on sale of intangible assets	(409)	137	—
Depreciation and amortization	41,451	37,897	42,931
Amortization of intangible assets	1,211	726	849
Loss on retirement of property and equipment	2,923	2,262	1,763
Impairment of long-lived assets	—	2,728	2,220
Tax benefit of stock options	3,900	—	—
Stock option compensation expense	2,416	—	—
(Increase) decrease in - Inventories	(1,192)	(6,784)	14,569
Prepaid expenses and other assets	(1,330)	2,663	(6,819)
Increase (decrease) in - Trade accounts payable	3,765	11,153	4,026
Income taxes payable	15,638	8,086	2,524
Accrued expenses	18,828	15,892	(5,814)
Deferred income taxes	797	12,300	3,858
Deferred rent expense	1,371	1,121	130

Net cash provided by continuing operations	204,407	167,121	101,363
Net cash provided by discontinued operations	—	114	7,626

Net cash provided by operating activities	204,407	167,235	108,989

Cash flows from investing activities:
Acquisition of property and equipment	(50,089)	(45,499)	(45,055)
Acquisition of intangible assets, net of cash received from sale	(8,620)	(6,834)	(8,504)
Sale (purchase) of short-term investments	—	1,563	(1,563)
Capital expenditures of discontinued operations	—	(352)	(2,603)

Net cash used in investing activities	(58,709)	(51,122)	(57,725)

Cash flows from financing activities:
Principal payments on term loan	(85,932)	(20,227)	(51,493)
Principal payments on lines of credit	(25,000)	—	—
Proceeds from stock options exercised	10,292	2,971	46
Dividends paid	(13,340)	(7,577)	(7,569)

Net cash used in financing activities	(113,980)	(24,833)	(59,016)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,570)	4,290	(4,196)

Net increase (decrease) in cash and cash equivalents	29,148	95,570	(11,948)
Cash and cash equivalents at beginning of period	195,482	99,912	111,860

Cash and cash equivalents at end of period	$224,630	$195,482	$99,912

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers and young adults. The Company operates stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, (Switzerland, Austria, Germany, or “S.A.G.”), France, Ireland and Japan.

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

Use of Estimates - These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, provisions for income taxes and the recoverability of non-consolidated investments and long-lived assets. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.

Reclassifications - The consolidated financial statements include certain reclassifications of prior year amounts in order to conform to current year presentation.

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2004 consisted of 52 weeks and ended on January 31, 2004, Fiscal year 2003 consisted of 52 weeks and ended on February 1, 2003 and Fiscal year 2002 consisted of 52 weeks and ended on February 2, 2002.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of ninety days or less to be cash equivalents. Those instruments with an original maturity of greater than three months are classified as short term investments.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and S.A.G., while the UK and France use average cost. Approximately 16% and 22% of the Company’s inventory was maintained using the average cost method, in Fiscal 2004 and 2003, respectively.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets include the following components as of the period indicated (dollars in thousands):

	Jan. 31,	Feb. 1,
	2004	2003
Prepaid Rent	$25,843	$22,737
Deferred tax asset	3,544	2,876
Other	13,508	12,179

	$42,895	$37,792

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 on February 3, 2002. Management has determined that the adoption of SFAS 144 did not have a material effect on the Company’s financial statements. The Company recorded no impairment charges during the year ended January 31, 2004. The Company recorded approximately $2.7 million during the year ended February 1, 2003 related to fixed assets in the international segment due to those assets not being recoverable by discounted cash flows and recorded approximately $2.2 million during the year ended February 2, 2002 relating to fixed assets within the North American segment. These impairment charges are included within the financial statement caption “Selling, general and administrative” expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income.

Goodwill - Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company recorded $8.7 million the year ended February 2, 2002 and would have recorded $8.6 million of amortization during the years ended January 31, 2004 and February 1, 2003. Net income for the year ended February 2, 2002 would have been $25.2 million and $0.26 per diluted share without goodwill amortization expense during that period. The Company had $199.8 million and $197.9 million of unamortized goodwill at January 31, 2004 and February 1, 2003, respectively. The Company had $18.1 million and $17.9 million of accumulative goodwill amortization at January 31, 2004 and February 1, 2003, respectively. In addition, the adoption of SFAS 142 had no impact on discontinued operations per share amounts.

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

SFAS 142 also requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in the Company’s statement of operations. The Company performed these impairment tests during Fiscal 2004 and determined that no impairment exists.

Other Assets - Other assets primarily include deposits and the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases. The prepaid lease payments are amortized on a straight line basis over the respective lease terms, typically ranging from four to seven years. Also included is the Company’s equity in earnings from unconsolidated subsidiaries in the amount of $1.2 million at January 31, 2004.

Intangible Assets - The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights was determined through the use of third-party valuations. In addition, the Company makes investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the market value of intangible assets periodically and records the impairment charge when the Company believes the asset has experienced a decline in value that is other than temporary. The Company recorded impairment charges of approximately $1.0 million in Fiscal 2003, included within selling, general and administrative expenses, because the market value of certain lease rights included in its international segment were determined to be less than their carrying values. No impairment charges related to these assets were recorded during Fiscal 2004. The following table summarizes certain information regarding intangible assets at the respective periods, (dollars in thousands):

	Jan. 31,		Feb. 1,
	2004		2003
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
Amortized lease rights	$17,693	$8,695	$13,638	$5,639
Unamortized lease rights	33,350	—	21,577	—

	$51,043	$8,695	$35,215	$5,639

	Amount	Weighted Average
Amortizable Lease Right Acquisitions	Acquired	Amortization Period
		(in years)
January 31, 2004	$582	10
February 1, 2003	492	16
February 2, 2002	1,547	21

Amortization expense on these intangible assets is expected to be approximately $700,000 for each of the next five years. The weighted average amortization period of amortized intangible assets as of January 31, 2004 approximates fifteen years.

Accrued Expenses - Accrued expenses include the following components as of the period indicated (dollars in thousands):

	Jan. 31,	Feb. 1,
	2004	2003
Compensation and benefits	$30,068	$19,268
Sales and local taxes	9,171	7,744
Other	25,996	16,744

	$65,235	$43,756

Revenue Recognition - The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in accrued expenses.

Basic and Diluted Shares - Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period (97,955,000 shares in Fiscal 2004, 97,434,000 shares in Fiscal 2003 and 97,342,000 shares in Fiscal 2002). Diluted net income per share includes the dilutive effect of stock options plus the number of shares included in basic net income per share (98,440,000 shares in Fiscal 2004, 97,782,000 shares in Fiscal 2003 and 97,502,000 shares in Fiscal 2002). Options to purchase 326,604, 328,346 and 2,313,021 shares of common stock, at prices ranging from $16.93 per share, $10.78 to $15.13 per share and $8.66 to $15.13 per share, respectively, were outstanding for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective fiscal year.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into US dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of current assets, current liabilities and long term debt. Current assets and liabilities approximate fair market value. Long term debt is considered to approximate market value due to the interest rate being variable.

Derivative Instruments and Hedging Activities - The Company accounts for derivatives and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Certain Hedging

Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company is exposed to market risk from foreign exchange rates. The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. The Company enters into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. These foreign currency options are designated as cash flow hedges, as defined by SFAS 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these foreign currency options are included in other comprehensive income. Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the foreign currency options are reclassified from accumulated other comprehensive income and recognized in earnings. The unrealized losses related to the import merchandise purchase program contracts, which were recorded in other comprehensive income, were not material at January 31, 2004. The losses from these transactions are limited to the fees paid to purchase foreign currency options.

Stock Options - SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 (dollars in thousands, except share data).

	Fiscal Year Ended
	2004	2003	2002
Net income – as reported	$115,038	$77,744	$19,583
Stock-based employee compensation expense not included in reported net income, net of tax	1,659	840	1,074
Net income – pro forma	113,379	76,904	18,509
Basic net income per share – as reported	1.17	0.80	0.20
Basic net income per share – pro forma	1.16	0.79	0.19
Diluted net income per share – as reported	1.17	0.80	0.20
Diluted net income per share – pro forma	1.15	0.79	0.19

Recent Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which we have a significant variable interest. The Company has determined that its interests in unconsolidated entities do not qualify as variable interest entities.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. The Company has completed its initial evaluation of FIN 46R, and has concluded that adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations or financial condition.

2. STATEMENTS OF CASH FLOWS

Payments of income taxes were $43.6 million in Fiscal 2004, $20.5 million in Fiscal 2003 and $15.0 million in Fiscal 2002. Payments of interest were $2.7 million in Fiscal 2004, $4.5 million in Fiscal 2003 and $12.6 million in Fiscal 2002.

3. DISCONTINUED OPERATIONS

In January 2002, the Company’s Board of Directors authorized the disposition of Lux Corp., which represented the Company’s apparel segment. In connection with the plan to dispose of Lux Corp., the Company recorded a loss on disposal of $13.0 million, net of tax, in the consolidated financial statements as of February 2, 2002. On May 17, 2002, the Company sold the stock of Lux Corporation, d/b/a Mr. Rags for (i) an initial payment of $5.0 million, (ii) deferred payments to be paid aggregating $10.0 million payable as 1% of net sales during the first year and 2% of net sales thereafter, and (iii) an amount to be paid equal to approximately 48% of the gross sales of the inventory of Mr. Rags as of the closing date. Through the date of disposition, the operations of Lux Corp. were accounted for as a discontinued operation in the Company’s consolidated financial statements. The deferred payments aggregating $10.0 million were not included in the Company’s estimate of loss on disposition as the timing and amount could not be reasonably estimated due to the uncertainty of the financial condition of the acquired business. In January 2003, Lux Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. As a result, no deferred payments have been made to the Company since the date of the bankruptcy filing, and it is unlikely that the Company will receive any future deferred payments. In order to conform to the separate presentation of the net assets and operating results of Mr. Rags as a discontinued operation, certain prior period amounts have been reclassified to conform to current period presentation. During the twelve months ended February 1, 2003, the Company recorded approximately $235,000, net of tax, loss on disposal of Lux Corp.

As of January 31, 2004, the Company remains as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. As of January 31, 2004, the Company also had a contingent liability as lessee under a master lease agreement on $1.5 million of gross future lease payments on operating leases for equipment and leasehold improvements of Lux Corp. that were assigned to Lux Corp. at the time of the sale. Based on the bankruptcy filing by Lux Corp. in January 2003 and the related impact on Lux Corp.’s ability to fulfill the commitments under these real estate and operating leases, $6.2 million was accrued as a liability at February 1, 2003, of which $3.6 million remains accrued at January 31, 2004. The Company had also entered into a transitional services agreement with the new owner of Lux Corp. in May 2002 under which the Company performed certain transition services for the benefit of Mr. Rags. The Company had no decision-making authority under the terms of the agreement. The service agreement was for an initial period of one year with two, three month options. Lux Corp. exercised the first renewal option, so the service agreement terminated in August 2003. During Fiscal 2004 and 2003, the Company received approximately $400,000 and $1.0 million, respectively for these services and included them within “Interest and other income” within the Consolidated Statement of Operations and Comprehensive Income.

4. CREDIT FACILITIES

The Company entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and is due to expire March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, primarily on the amount of inventory on hand in the United States. At March 31, 2004, the entire amount of $60.0 million would have been available for borrowing by the Company. The credit facility is cancelable without penalty and bears interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR). The margin is adjusted periodically based on certain liquidity measurements.

In December of 1999, the Company entered into a credit facility pursuant to which the Company financed $200.0 million of the purchase price for Afterthoughts. The credit facility included a $40.0 million revolving line of credit which would have matured on December 1, 2004, and a $175.0 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility was prepayable without penalty and bore interest at a margin of 100 basis points over the London Interbank Borrowing Rate. The margin was adjusted periodically based on the Company’s performance as it related to certain financial covenants. On January 31, 2004 no borrowings were outstanding on this line of credit, and no borrowings were outstanding under the term loan. The Company was in compliance with all debt covenants at January 31, 2004. As of January 31, 2004, the Company had $40.0 million of availability under the revolving line of credit. The Company also had $1.8 million of issued letters of credit which are supported and considered drawn against the line of credit. The Company terminated this facility on March 31, 2004.

The Company’s non-US subsidiaries have credit facilities totaling approximately $795,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 31, 2004, there were no borrowings on these credit facilities.

5. COMMITMENTS AND CONTINGENCIES

Leasing - The Company leases retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2028 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 31, 2004 is set forth below (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Minimum store rentals	$143,067	$132,981	$123,186
Store rentals based on net sales	3,767	2,951	1,712
Other rental expense	22,605	23,260	22,788

Total rental expense from continuing operations	$169,439	$159,192	$147,686

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

From
Continuing
Operations
2005	$151,491
2006	137,555
2007	125,530
2008	114,467
2009	98,808
Thereafter	198,436

$826,287

Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties.

In other leases, some of these costs are included in the basic contractual rental payments. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indexes.

SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by the Company on February 2, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the International division. The cumulative effect adjustment recognized upon adoption of this standard and its impact on our results of operations or financial condition for each of the earlier periods presented was not material.

Foreign Currency Options - At January 31, 2004, the Company has entered into foreign currency options with notional amounts of $30.2 million to hedge exposure to currency fluctuations between the British Pound and the US dollar, expiring in January 2005. These contracts are accounted for as cash-flow hedges.

These contracts are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in the accumulated other comprehensive income. The amount recognized in relation to these contracts was not material.

The counterparty to the Company’s foreign currency options is a major financial institution. The credit ratings and concentration of risk of the financial institution is monitored on a continuing basis. In the unlikely event that the counterparty fails to meet the terms of a foreign currency contract, the Company’s exposure is limited to the foreign currency rate difference.

Other - The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect trademark rights. On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, d/b/a Mr. Rags, filed a complaint against the Company in the United States Bankruptcy Court for the Central District of California. The complaint alleges that certain payments made to the Company in connection with the sale of the stock of Lux Corporation in May 2002 should be repaid to the bankruptcy estate because the payments are avoidable, as such term is used under general bankruptcy laws. On December 8, 2003, the

Company filed a Motion to Dismiss with the Bankruptcy Court, which was denied on February 24, 2004. The Company filed an answer to the complaint on March 15, 2004. The Company believes the claims are without merit and intends to defend the litigation vigorously. The Company believes that current pending litigation will not have a material adverse effect on its financial position, earnings or cash flows.

Approximately 45% of the merchandise purchased by the Company in North America was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.

In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. Management estimated that the retirement package will cost the Company approximately $8.7 million, which was recorded in the Company’s Statement of Operations within expenses titled “Selling, general and administrative”.

6. STOCKHOLDERS’ EQUITY

Stock Split - On November 4, 2003, the Company’s Board of Directors announced a 2-for-1 stock split of its Common stock and Class A common stock in the form of a 100% stock dividend distribution. On December 19, 2003, 46,471,815 shares of Common stock and 2,611,989 shares of Class A common stock were distributed to stockholders. Stockholders’ equity has been adjusted to give recognition of the stock split by reclassifying from retained earnings to the Common stock and Class A common stock accounts the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated.

Preferred Stock - The Company has authorized 1,000,000 shares of $1 par value preferred stock, none of which have been issued. The rights and preferences of such stock may be designated in the future by the Board of Directors.

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

Rights to Purchase Series A Junior Participating Preferred Stock - The Company’s Board of Directors adopted a stockholder rights plan (“the Rights Plan”) in May 2003. The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130.00, subject to adjustment, for each outstanding share of Common Stock and Class A Common Stock they own. These rights are only exercisable if a single person or company acquires 15% or more of the outstanding shares of the Company’s common stock. If the Company were acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price. The Company may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on May 30, 2013.

7. STOCK OPTIONS

In August 1996, the Board of Directors of the Company adopted, and on June 16, 1997 the Company’s stockholders approved, the Claire’s Stores, Inc. 1996 Stock Option Plan and then, on June 8, 2000, the first amendment thereto. On March 12, 2003, the Claire’s Stores, Inc. 1996 Stock Option Plan was amended and restated to, among other things, change the name of the 1996 Plan to the “Claire’s Stores, Inc. 1996 Incentive Compensation Plan” (as amended and restated, the “1996 Plan”). The 1996 Plan replaced the Company’s 1991 Stock Option Plan (the “1991 Plan”), which had replaced the Company’s 1982 Incentive Stock Option Plan (the “1982 Plan”) and the Company’s 1985 Non-Qualified Stock Option Plan (the “1985 Plan”), although options granted under the 1991 Plan remain outstanding. Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 8,000,000 shares of Common Stock, plus any shares unused or recaptured under the 1982 Plan, the 1985 Plan or the 1991 Plan. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 1,000,000. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

Options to purchase an additional 1,077,336 shares were outstanding, but not yet exercisable, at January 31, 2004 under the 1991 Plan and the 1996 Plan. There were 7,609,292 shares of Common stock available for future option grants under the 1996 Plan at January 31, 2004 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company’s stock option plans is presented below:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	1,669,096	$8.52	2,569,954	$9.40	2,720,528	$9.62
Options granted	900,000	$16.77	—	—	80,000	$6.95
Options exercised	(1,235,728)	$8.30	(337,612)	$8.39	(7,500)	$6.08
Options canceled	(66,500)	$15.34	(563,246)	$12.63	(223,074)	$11.29

Outstanding at end of period	1,266,868	$14.23	1,669,096	$8.52	2,569,954	$9.40

Exercisable at end of period	189,534	$8.73	978,648	$8.14	1,093,660	$8.78
Weighted average fair value of options granted during the period (see below)		$8.98		N/A		$3.85

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002
Expected dividend yield	0.65%	N/A	0.65%
Expected stock price volatility	50.00%	N/A	50.00%
Risk-Free interest rate	1.15%	N/A	2.97%
Expected life of options	4.5 and 9.5 years	N/A	4.5 and 9.5 years

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Shares	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Shares	Price
$ 4.00 to $10.19	410,704	4.53	$9.08	188,034	$8.71
$10.63 to $10.63	6,664	2.65	$10.63	—	$—
$10.88 to $10.88	1,500	5.93	$10.88	1,500	$10.88
$13.40 to $13.40	40,000	9.40	$13.40	—	$—
$16.93 to $16.93	808,000	9.62	$16.93	—	$—

$ 4.00 to $16.93	1,266,868	7.92	$14.23	189,534	$8.73

The Company adopted SFAS 123, “Accounting for Stock-Based Compensation”, issued in October 1995. As permitted under the provisions of SFAS 123, the Company applies the principles of APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

In December 2003, the Company’s Board of Directors authorized the acceleration of the vesting period on 240,000 options to purchase the Company’s common stock in connection with the retirement compensation package granted to the Company’s founder and former Chairman of the Board. As a result of this acceleration, $2.4 million of compensation expense was recorded by the Company during the year ended January 31, 2004.

8. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan - The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee’s salary. In Fiscal 2004, Fiscal 2003 and Fiscal 2002, the cost of Company matching contributions was $603,000, $507,000 and $493,000, respectively.

Deferred Compensation Plans - In August 1999, the Company adopted a deferred compensation plan that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan are included in cash and cash equivalents on the Company’s balance sheet and totaled $2.4 million and $1.3 million at January 31, 2004 and February 1, 2003, respectively. The obligations under the plan are included in accrued expenses. Total Company contributions were $197,000, $151,000 and $194,000 in Fiscal 2004, 2003 and 2002, respectively.

Incentive Compensation Plan - In Fiscal 2001, the Company adopted, which was also approved by the Company’s shareholders, an incentive compensation plan for the Chairman of the Board. Under this plan, a percentage equal to twice the percentage increase in the consolidated pretax income of the Company over the prior fiscal year, will be applied against the Chairman of the Board’s base salary in determining the amount of incentive compensation earned. Approximately $1.0 million and $1.7 million was earned pursuant to this plan in Fiscal 2004 and Fiscal 2003, respectively. No amounts were paid or accrued during Fiscal 2002 by the Company pursuant to this plan.

9. INCOME TAXES

Income before income taxes from continuing operations is as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Domestic	$125,567	$97,239	$48,449
Foreign	48,855	22,884	16,147

	$174,422	$120,123	$64,596

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Year Ended
	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
Federal:
Current	$38,307	$26,880	$14,547
Deferred	5,664	5,881	3,626

	43,971	32,761	18,173

State:
Current	3,970	3,783	2,065
Deferred	587	700	432

	4,557	4,483	2,497

Foreign:
Current	9,373	4,900	2,800
Deferred	1,483	—	—

	10,856	4,900	2,800

Total income tax expense from continuing operations	59,384	42,144	23,470
Tax benefit of discontinued operations	—	(141)	(12,925)

Total income tax expense	$59,384	$42,003	$10,545

The approximate tax effects on the significant components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Fiscal Year Ended
	Jan. 31,	Feb. 1,	Feb. 2,
	2004	2003	2002
Deferred tax assets:
Depreciation	—	$88	$1,605
Accrued expenses	2,647	2,555	1,754
Deferred rent	3,265	2,844	2,796
Discontinued operations	1,250	1,589	8,251
Other	5,036	1,829	2,092
Net operating loss carryforwards	5,236	4,096	2,828

Total gross deferred tax assets	17,434	13,001	19,326
Valuation allowance	(5,236)	(4,096)	(2,828)

Total deferred tax assets, net	12,198	8,905	16,498
Deferred tax liabilities:
Depreciation	3,804	—	—
Operating leases	2,069	3,564	4,441
Intangible amortization	12,962	11,809	6,230
Other	848	233	222

Total deferred tax liabilities	19,683	15,606	10,893

Net deferred tax asset (liability)	$(7,485)	$(6,701)	$5,605

The provision for income taxes from continuing operations differs from an amount computed at the statutory federal rate as follows:

	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
US income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign income tax benefit at less than domestic rate	(5.3)	(5.5)	(6.2)
State and local income taxes, net of federal tax benefit	1.7	2.3	2.1
Other, net	2.6	3.3	5.4

	34.0%	35.1%	36.3%

The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods. As of January 31, 2004, there are accumulated unremitted earnings from the Company’s foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $24.3 million would be due upon repatriation. Accumulated Other Comprehensive Income at January 31, 2004 includes $5.8 million related to the income tax effect of unrealized gains on foreign currency translation within the Company’s foreign subsidiaries.

As of January 31, 2004, foreign subsidiaries of the Company had available net operating loss (“NOL”) carryforwards of approximately $14.6 million for foreign income tax purposes, of which $14.3 million has an indefinite expiration. The remaining $300,000 expires in Fiscal 2006. Generally, a valuation allowance has been established for these carryforwards because the ability to utilize them is uncertain. The Company utilized $2.2 million of pre-acquisition foreign NOL’s which were recorded to Goodwill.

The change in the valuation allowance of $1.1 million from Fiscal 2003 to Fiscal 2004 was primarily the result of an increase in NOL carryforwards for current year losses in the Company’s foreign subsidiaries, net of utilization. The net change in the total valuation allowance for the years ended Fiscal 2004, 2003 and 2002 was an increase of $1.1 million, $1.3 million and $664,000, respectively.

Our effective income tax rate for Fiscal 2004 was 34.0% as compared to 35.1% in Fiscal 2003. During Fiscal 2004, the Company recorded net benefits to the provision for income taxes totaling $2.8 million attributable to concluded United States and foreign tax examinations that were settled more favorably than anticipated. In addition, our tax rate is impacted by tax planning, marginally lower worldwide tax rates and the change in the mix of income attributed to the various countries in which we do business.

10. RELATED PARTY TRANSACTIONS

Leasing Transactions - The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Each of our two Co-Chairmen have an approximately 32% ownership interest in the general partnership, and our Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During Fiscal 2004, 2003, and 2002, the Company paid Rowland Schaefer & Associates, Inc. $900,000, $874,000, and $847,000, respectively, for rent, real estate taxes, and operating expenses as required under the lease. After obtaining approval of the Company’s Audit Committee, the Company executed a new lease in January 2004 which expires on December 31, 2013.

The Company leases retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by the Company’s two Co-Chairmen and another sister of the Company’s Co-Chairmen. During Fiscal 2004, 2003 and 2002, the Company paid $282,000, $281,000 and $256,000, respectively, for rent to 720 Lexington Realty LLC. The terms under the lease with 720 Lexington Realty LLC are the same terms as were in effect when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expires on January 31, 2005.

Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.

Loans to Officers - During Fiscal 2003, the Company had an outstanding loan to its Chairman in the principal amount of $750,000 which was repaid in Fiscal 2003.

During Fiscal 2003, the Company had an outstanding loan in the principal amount of $600,000 to the Company’s Chief Financial Officer. The loan was repaid in Fiscal 2003.

11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended January 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
		(In thousands except per share amounts)
Net sales	$239,756	$264,949	$264,146	$363,983	$1,132,834
Gross profit	124,616	137,865	139,212	206,686	608,379
Net income	15,565	22,181	25,253	52,039	115,038
Basic net income per share	$0.16	$0.23	$0.26	$0.53	$1.17

Diluted net income per share	$0.16	$0.23	$0.26	$0.53	$1.17

	Fiscal Year Ended February 1, 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
		(In thousands except per share amounts)
Net sales	$210,360	$238,740	$230,043	$322,394	$1,001,537
Gross profit	102,580	117,630	115,065	179,404	514,679
Income from continuing operations	8,280	15,078	12,081	42,540	77,979
Net income	8,280	16,874	12,362	40,228	77,744
Basic net income (loss) per share:
Income from continuing operations	$0.09	$0.16	$0.13	$0.44	$0.80
Loss from discontinued operations	—	0.02	—	(0.03)	—

Net income	$0.09	$0.18	$0.13	$0.41	$0.80

Diluted net income (loss) per share:
Income from continuing operations	$0.09	$0.16	$0.13	$0.44	$0.80
Loss from discontinued operations	—	0.02	—	(0.03)	—

Net income	$0.09	$0.18	$0.13	$0.41	$0.80

Included in Net income during the fourth quarter of the Fiscal year ended January 31, 2004 is approximately $8.7 million attributable to the retirement compensation package awarded to the Company’s founder and former Chairman of the Board.

12. SEGMENT REPORTING

     The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. In Fiscal 2002, the Company has accounted for its Apparel stores segment as a discontinued operation.

     Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal Year Ended
	2004	2003	2002
Net sales:
North America	$820,332	$740,838	$711,299
International	312,502	260,699	207,438

Total net sales	$1,132,834	$1,001,537	$918,737

Operating income:
North America	$165,279	$126,370	$85,617
International	48,948	33,216	28,342

Total operating income	$214,227	$159,586	$113,959

Depreciation and amortization:
North America	$27,222	$26,295	$32,394
International	14,229	11,602	10,537

Total depreciation and amortization	$41,451	$37,897	$42,931

Interest expense:
North America	$2,530	$4,094	$10,259
International	31	341	156

Total interest expense	$2,561	$4,435	$10,415

Interest and other income:
North America	$(2,860)	$(1,868)	$(1,176)
International	(1,347)	(1,001)	(2,807)

Total interest and other income	$(4,207)	$(2,869)	$(3,983)

Income from continuing operations before income taxes:
North America	$138,387	$97,849	$44,140
International	36,035	22,274	20,456

Total income from continuing operations before income taxes	$174,422	$120,123	$64,596

Income taxes:
North America	$52,578	$39,923	$22,803
International	6,806	2,221	667

Total income taxes	$59,384	$42,144	$23,470

Income from continuing operations:
North America	$85,809	$57,926	$21,337
International	29,229	20,053	19,789

Total income from continuing operations	$115,038	$77,979	$41,126

Goodwill:
North America	$170,650	$170,650	$170,650
International	29,152	27,225	22,490

Total Goodwill	$199,802	$197,875	$193,140

Total assets:
North America	$542,763	$536,132	$463,261
International	263,161	201,997	148,314

Total assets	$805,924	$738,129	$611,575

	Fiscal Year Ended
	2004	2003	2002
Capital expenditures:
North America	$33,491	$29,103	$31,205
International	16,598	16,396	13,850
Discontinued operation	—	352	2,603

Total capital expenditures	$50,089	$45,851	$47,658

     Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America. Operating income represents gross profit less selling, general and administrative costs. Approximately 19%, 19% and 18% of the Company’s net sales were in the United Kingdom for Fiscal Years 2004, 2003 and 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the end of the period covered by this annual report on Form 10-K, our co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III.

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

(2)(a)	Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998 (incorporated by reference to exhibit 2 (a) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(2)(b)	Stock Purchase Agreement dated as of November 11, 1998 between the Company and Peter Bossert, an individual, for any and all shares/Company contributions of: Bijoux One AG, Zurich, Switzerland, Claire’s Austria AG, Zurich, Switzerland, Claire’s Austria GesmbH, Brunn am Gebirge, Austria and Bosco GmbH, Stuttgart, Germany (omitted schedules will be furnished supplementally to the Commission upon request (incorporated by reference to exhibit 2 (b) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(2)(c)	Asset Purchase Agreement, dated as of November 1, 1999, by and between the Company, Venator Group, Inc., Venator Group Specialty, Inc., Venator Group Canada, Inc., Afterthoughts Boutiques, Inc. and Afterthoughts (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(2)(d)	Agreement and Plan of Merger, dated as of April 28, 2000, by and between Claire’s Stores, Inc. and CSI Florida Acquisition, Inc. (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(2)(e)	Stock Purchase Agreement, dated as of May 17, 2002, by and among Mr. Rags Acquisition, Inc., Claire’s Stores, Inc. and Lux Corporation d/b/a Mr. Rags (omitted schedules will be furnished supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002).

(3)(a)	Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2000).

(3)(b)	Amended and Restated Bylaws of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K filed on May 2, 2003).

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Claire’s Stores, Inc.(1)

(4)(a)	Rights Agreement, effective May 30, 2003 between Claire’s Stores, Inc. and Wachovia Bank, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Articles of Amendment Designating the Series A Junior Participating Preferred Stock of Claire’s Stores, Inc.; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Shares of Claire’s Stores, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 23, 2003).

(10)(a)	Credit Agreement, dated as of December 1, 1999, by and among, the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole book manager, Bear Stearns Corporate Lending, Inc., as syndication agent, Suntrust Banks South Florida, N.A., as documentation agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(b)	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(c)	Form of Guarantee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(10)(d)	Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(e)	Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1986).

(10)(f)	1991 Stock Option Plan of the Company (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 1991 Annual Meeting of Stockholders).

(10)(g)	1996 Incentive Compensation Plan of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders).

(10)(h)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10)(i)	Office Lease Agreement dated September 8, 1989 between the Company and Rowland Schaefer and Associates (formerly Two Centrum Plaza Associates) (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

(10)(j)	Amendment of Office Lease Agreement dated July 31, 1990 between the Company and Rowland Schaefer and Associates (formerly Two Centrum Plaza Associates) (incorporated by reference to exhibit 10 (g) to the Company’s Annual Report on form 10-K for the fiscal year ended January 30, 1999).

(10)(k)	Addendum to Office Lease dated September 8, 1989 between the Company and Rowland Schaefer and Associates (formerly Two Centrum Plaza Associates) (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

(10)(l)	Second addendum to office lease dated January 30, 1997 between the Company and Rowland Schaefer and Associates (formerly Two Centrum Plaza Associates) (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

(10)(m)	Claire’s Stores, Inc. Management Deferred Compensation Plan effective as of July 26, 1999, as amended (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K filed on May 2, 2003).

(10)(n)	Consent and Waiver, dated as of June 13, 2000, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2000).

(10)(o)	First Amendment to 1996 Stock Option Plan of the Company (incorporated by reference to Appendix D of the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(10)(p)	2000 Incentive Compensation Plan for the Chairman of the Board of the Company (incorporated by reference to Appendix E of the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(10)(q)	Promissory Note dated January 23, 2002 in the principal amount of $600,000 by the Company’s Chief Financial Officer (incorporated by reference to Exhibit (10)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(r)	Deed (Promissory Note) dated December 1997 in the principal amount of £300,000 by the Company’s Chief Executive of Europe (incorporated by reference to Exhibit (10)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(s)	Promissory Note dated January 23, 2002 in the Principal amount of $250,000 by the wife of the Company’s Chairman (incorporated by reference to Exhibit (10)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(t)	First Amendment and Consent, dated February 1, 2002, to the Credit Agreement, dated as of December 1, 1999, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., SunTrust Banks South Florida, N.A. and Fleet National Bank (incorporated by reference to Exhibit (10)(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002).

(10)(u)	Employment Agreement, dated December 4, 2002, between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by referenced to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2002).

(10)(v)	Promissory Note, dated April 2002, in the principal amount of $750,000, by the Company’s Chairman (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K filed on May 2, 2003).

(10)(w)	Clarification to Employment Agreement dated April 28, 2003, between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K filed on May 2, 2003).

(10)(x)	Amended and Restated office lease dated January 1, 2004 between the Company and Rowland Schaefer Associates.(1)

(10)(y)	Retirement Agreement dated December 2003 between Claire’s Stores, Inc. and Rowland Schaefer. (1)

(10)(z)	Loan and Security Agreement, dated March 31, 2004, by and among, the Company, as lead borrower for BMS Distributing Corp., Claire’s Boutiques, Inc., CBI Distributing Corp., and Claire’s Puerto Rico Corp., Fleet Retail Group, Inc., as administrative agent for and the revolving credit lenders and other financial institutions or entities from time to time parties thereto, and Fleet National Bank as issuer.(1)

(21)	Subsidiaries of the Company.(1)

(23)	Consent of KPMG LLP.(1)

(24)	Power of Attorney (included on signature page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(d), (10)(e), (10)(f), (10)(g), (10)(h), (10)(m), (10)(o), (10)(p), (10)(u) and (10)(w).

(31.1)	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).(1)

(31.2)	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).(1)

(31.3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).(1)

(32.1)	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(32.2)	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(32.3)	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) Filed herewith.

(b) Reports on Form 8-K

     Other than Current Reports on Form 8-K under Item 12, which are not deemed to be “filed” for purpose of the Securities Exchange Act of 1934, as amended, the Company filed the following Current Reports on Form 8-K during the quarterly period ended January 31, 2004.

     Form 8-K filed on November 5, 2003 announcing that the Board of Directors of the Registrant had declared a two-for-one stock split on the Registrant’s common and Class A Common stock.

     Form 8-K filed on November 20, 2003 announcing the appointment of Rowland Schaefer as Chairman Emeritus, the approval of his retirement package and the election of Marla Schaefer and Bonnie Schaefer as Co-Chairmen and Co-Chief Executive Officers.

SIGNATURE

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 15, 2004	By:	/s/Marla Schaefer

Marla Schaefer, Co-Chief Executive Officer

April 15, 2004	By:	/s/E. Bonnie Schaefer

E. Bonnie Schaefer, Co-Chief Executive Officer

April 15, 2004	By:	/s/Ira D. Kaplan

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

April 15, 2004	/s/Marla Schaefer

Marla Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 15, 2004	/s/E. Bonnie Schaefer

E. Bonnie Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 15, 2004	/s/Ira D. Kaplan

Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

April 15, 2004	/s/Todd D. Jick

Todd D. Jick, Director

April 15, 2004	/s/Ann Spector Lieff

Ann Spector Lieff, Director

April 15, 2004	/s/Bruce G. Miller

Bruce G. Miller, Director

April 15, 2004	/s/Steven H. Tishman

Steven H. Tishman, Director

April 15, 2004	/s/Carl M. Youngman

Carl M. Youngman, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Claire’s Stores, Inc.

10(x)	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates

10(y)	Retirement Agreement dated December 2003 between Claire’s Stores, Inc. and Rowland Schaefer.

10(z)	Loan and Security Agreement, dated March 31, 2004, by and among, the Company, as lead borrower for BMS Distributing Corp., Claire’s Boutiques, Inc., CBI Distributing Corp., and Claire’s Puerto Rico Corp., Fleet Retail Group, Inc., as administrative agent for and the revolving credit lenders and other financial institutions or entities from time to time parties thereto, and Fleet National Bank as issuer.

21	Subsidiaries of the Company

23	Consent of KPMG LLP.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.