Form 10-Q
period 2004-05-01
CLAIRES STORES INC
filed 2004-06-10
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___ Commission file number 001-08899

Claire’s Stores, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)

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

     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of May 29, 2004 was 93,719,912 and 5,197,420, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2004	Jan. 31, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$217,539	$224,630
Inventories	107,918	92,498
Prepaid expenses and other current assets	51,915	42,895

Total current assets	377,372	360,023

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	228,690	225,425
Leasehold improvements	190,406	186,760

	437,247	430,336
Less accumulated depreciation and amortization	(247,626)	(244,484)

	189,621	185,852

Intangible assets, net	43,592	43,896
Other assets	15,834	16,351
Goodwill	198,868	199,802

	258,294	260,049

Total Assets	$825,287	$805,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$58,652	$45,954
Income taxes payable	24,946	29,148
Accrued expenses	61,364	68,224

Total current liabilities	144,962	143,326

Long-term liabilities:
Deferred tax liability	13,345	12,148
Deferred rent expense	17,657	18,000

	31,002	30,148

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 40,000,000 shares, issued and outstanding 5,198,261 shares and 5,221,660 shares, respectively	260	261
Common stock par value $.05 per share; authorized 300,000,000 shares, issued and outstanding 93,719,071 shares and 93,693,448 shares, respectively	4,687	4,685
Additional paid-in capital	49,413	49,392
Accumulated other comprehensive income, net of tax	15,046	20,109
Retained earnings	579,917	558,003

	649,323	632,450

Total Liabilities and Stockholders’ Equity	$825,287	$805,924

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In thousands, except per share amounts)

Net sales	$281,591	$239,756
Cost of sales, occupancy and buying expenses	125,524	115,140

Gross profit	156,067	124,616

Other expenses (income):
Selling, general and administrative	104,245	90,991
Depreciation and amortization	10,659	9,854
Interest expense	30	772
Interest and other income	(1,210)	(944)

	113,724	100,673

Income before income taxes	42,343	23,943
Income taxes	14,651	8,378

Net income	27,692	15,565

Foreign currency translation adjustments	(5,063)	1,167

Comprehensive income	$22,629	$16,732

Net income per share:
Basic	$0.28	$0.16

Diluted	$0.28	$0.16

Weighted average number of shares outstanding:
Basic	98,916	97,696

Diluted	99,241	98,084

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$27,692	$15,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,659	9,854
Amortization of intangible assets	287	325
Loss on retirement of property and equipment	694	248
Gain on sale of intangible assets	(169)	(116)
(Increase) decrease in -
Inventories	(16,144)	(9,727)
Prepaid expenses and other assets	(10,045)	(11,249)
Increase (decrease) in -
Trade accounts payable	13,238	8,762
Income taxes payable	(4,212)	(3,169)
Accrued expenses	(6,255)	1,144
Deferred income taxes	2,139	292
Deferred rent expense	(207)	(121)

Net cash provided by operating activities	17,677	11,808

Cash flows from investing activities:
Acquisition of property and equipment	(17,220)	(9,943)
Acquisition of intangible assets, net of cash received from sale	(1,523)	(511)

Net cash used in investing activities	(18,743)	(10,454)

Cash flows from financing activities:
Principal payments on term loan	—	(3,785)
Principal payments on lines of credit	—	(25,000)
Proceeds from stock options exercised	23	375
Dividends paid	(5,778)	(1,900)

Net cash used in financing activities	(5,755)	(30,310)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(270)	745

Net decrease in cash and cash equivalents	(7,091)	(28,211)
Cash and cash equivalents at beginning of period	224,630	195,482

Cash and cash equivalents at end of period	$217,539	$167,271

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of our significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, financing operations, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for the first three months of the year are not indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, all references in the Company’s financial statements to number of shares, per share amounts, stock option data and market prices of the Company’s Common stock have been restated to give effect to the 2-for-1 stock split of the Company’s Common stock and Class A common stock in the form of a 100% stock dividend in December 2003.

2.	Earnings Per Share

Basic net income per share is based on the weighted average number of shares of Class A common stock and Common stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. All outstanding options for the three months ended May 1, 2004 were included in the computation of diluted earnings per share. For the same period last year, options to purchase 33,682 shares of common stock, at prices ranging from $12.50 to $13.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

3.	Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its unaudited condensed consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 (dollars in thousands, except per share data).

	Three Months Ended
	May 1, 2004	May 3, 2003
Net income — as reported	$27,692	$15,565
Stock-based employee compensation expense not included in reported net income, net of tax	521	174
Stock-based employee compensation expense included in reported net income, net of tax	—	—
Net income — pro forma	27,171	15,391
Basic net income per share — as reported	0.28	0.16
Basic net income per share — pro forma	0.27	0.16
Diluted net income per share — as reported	0.28	0.16
Diluted net income per share — pro forma	0.27	0.16

4.	New Accounting Pronouncements

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

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows:

	Three Months Ended
	May 1,	May 3,
	2004	2003
North America	$208,200	$176,822
International	73,391	62,934

Total	$281,591	$239,756

Income before income taxes for the periods presented was as follows:

	Three Months Ended
	May 1,	May 3,
	2004	2003
North America	$41,993	$22,394
International	350	1,549

Total	$42,343	$23,943

6.	Statements of Cash Flows

Payments of income taxes were $16.2 million and $12.0 million for the three months ended May 1, 2004 and May 3, 2003, respectively. Payments of interest were $30,000 and $760,000 for the three months ended May 1, 2004 and May 3, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in four sections: Overview and Consolidated Operations, Critical Accounting Policies and Estimates, Results of Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

Annually, our fiscal years end on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended January 31, 2004 as Fiscal 2004, and the current fiscal year ending January 29, 2005 as Fiscal 2005. All references to earnings per share relate to diluted earnings per share from net income.

We include a store in the calculation of comparable store sales once it has been in operation sixty weeks after its initial opening. If a store is closed during a fiscal period, the store’s sales will be included in the computation of comparable store sales for that fiscal month, quarter and year to date period only for the days in which it was operating as compared to those same days in the comparable period. Relocated, remodeled and expanded square footage stores are classified the same as the original store and are not considered new stores upon relocation, remodeling or completion of their expansion.

Overview and Consolidated Operations

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are primarily organized based on our geographic markets, which include our North American operations and our International operations. As of May 29, 2004 we operated a total of 2,836 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate through our subsidiary, Claire’s Nippon, 132 stores in Japan as a 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method and include these results within “Interest and other income” in our Statement of Operations for our North American division.

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at about $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise the largest and are among the most successful chain of specialty retail stores in the world, devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

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

Our ability to achieve these objectives will be dependent on various factors, including those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors”.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2004 Annual Report on Form 10-K, filed on April 15, 2004, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies and Estimates section.

Results of Operations

Consolidated Operations

A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$281,591	$239,756
Comparable store sales	11%	8%
Gross profit percentage	55.4%	52.0%
Selling, general and administrative expenses as a percentage of net sales	37.0%	38.0%
Income from continuing operations	$27,692	$15,565
Net income	$27,692	$15,565
Income from continuing operations per diluted share	$0.28	$0.16
Number of stores at the end of the period (excludes Claire’s Nippon)	2,828	2,824

Net sales for the three months ended May 1, 2004 increased by $41.8 million, or 17.4% from the three months ended May 3, 2003. The increase in net sales was primarily attributable to comparable store sales increases of 11%, or approximately $27.1 million, during the three months ended May 1, 2004 and approximately $9.1 million resulting from the weak US Dollar when translating our foreign operations at higher exchange rates.

The positive comparable sales experienced in our North American division continued from the fourth quarter of Fiscal 2004 and were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. The negative comparable store sales which began during the second half of Fiscal 2004 continued through the first three months of Fiscal 2005 within our International division. This trend has continued, however, showing some improvement. We are actively employing strategic initiatives in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives include sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.

Gross profit percentages increased by 340 basis points during the three months ended May 1, 2004 as compared to the three months ended May 3, 2003. The increase during the three months ended May 1, 2004 was caused primarily by improved merchandise margins relating to the shift in business from accessories to jewelry in North America, as jewelry carries a higher initial markup and profit margin than that of accessories. In addition, comparable store sales increased at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs.

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included, instead, in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

Selling, general and administrative expenses increased $13.3 million for the three months ended May 1, 2004 as compared to the three months ended May 3, 2003. The increase was primarily attributable to increases in employee compensation. Additional hours worked in our North American stores were necessary to achieve the resulting positive comparable store sales experienced during the period. In addition, during the three months ended May 1, 2004, increased store, field and corporate bonuses were earned in North America due to the positive comparable store sales and profit results achieved during the period. As a percentage of net sales, selling, general and administrative expenses improved by 100 basis points for the three months ended May 1, 2004 as compared to the three months ended May 3, 2003. This improvement was due to comparable store sales increases greater than the overall increases in the underlying expenses.

Our effective income tax rate during the first three months of Fiscal 2005 was 34.6%. Our tax rate in future periods will depend on several variables, including the mix of earnings between domestic and international operations and our overall level of earnings, and could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Income from continuing operations increased by approximately $12.1 million during the three months ended May 1, 2004 as compared to the three months ended May 3, 2003. These increases were made possible primarily by the increase in comparable store sales and improved merchandise margins achieved during the period.

Segment Operations

We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.

North America Division

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$208,200	$176,822
Comparable store sales	18%	10%
Gross profit percentage	58.3%	53.6%
Number of stores at the end of the period (excludes Claire’s Nippon)	2,123	2,161

It is our objective to increase sales in North America primarily through generating comparable store sales increases and also by increasing our quantity of profitable store locations.

Net sales in North America during the three months ended May 1, 2004 increased by $31.4 million, or 17.7%, from the three months ended May 3, 2003. The increase in net sales was primarily attributable to comparable store sales increases of 18% during the three months ended May 1, 2004. We acquired 768 Afterthoughts stores in December 1999. Since that time, it has been our objective to close, or not renew, a number of under-performing or duplicative stores, and to re-name, upon lease renewal or landlord approval, the remaining Afterthoughts stores to Icing by Claire’s in order to capitalize on the Claire’s brand. Since we acquired the Afterthoughts stores, 409 have been closed or not renewed and 234 have been renamed to either Claire’s or Icing by Claire’s. We believe that the re-naming of these stores has contributed to the comparable store increases experienced during the first three months of Fiscal 2005, and we plan to continue to re-name the remaining stores upon lease renewal or as landlords permit.

The positive comparable sales experienced in North America were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during the first quarter of Fiscal 2005.

The higher concentration of sales in jewelry as compared to accessories experienced during the three months ended May 1, 2004 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended
	May 1, 2004	May 3, 2003
Jewelry	66.7%	61.3%
Accessories	33.3%	38.7%

	100.0%	100.0%

International Division

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$73,391	$62,934
Comparable store sales	(5%)	2%
Gross profit percentage	47.4%	47.4%
Number of stores at the end of the period (excludes Claire’s Nippon)	705	663

It is our objective to increase sales in the International division primarily through store growth and also through comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during the three months ended May 1, 2004 increased by $10.5 million, or 16.6%, from the three months ended May 3, 2003. The increase in net sales during the three months ended May 1, 2004 was primarily attributable to the effects of the weak US Dollar when translating our foreign operations at higher exchange rates of approximately $9.1 million and the net addition of 42 stores, offset by comparable store sales decreases of 5% or approximately $2.7 million during the period. We believe that the deterioration of comparable store sales during the three months ended May 1, 2004 was caused both by the difficult economic environments in several European countries for which we have store locations and also the deviation from best practices learned and practiced in North America. We are actively employing strategic initiatives in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives include sharing best practices for merchandise selection, store operations and attentive customer service. In addition, investment in operational systems infrastructure is being made in order to facilitate the greater level of complexity and precision now required of the business.

Gross profit percentages remained static for the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004. This was accomplished despite the lack of leverage on occupancy costs caused by negative comparable store sales by achieving a lower cost of goods sold of approximately $1.7 million during the period, due to the relative weakness of the US dollar. The lower cost of goods sold was realized as a result of merchandise purchased in US dollars by our International division.

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Three Months Ended
	May 1, 2004	May 3, 2003
Operating activities	$17,677	$11,808
Investing activities	(18,743)	(10,454)
Financing activities	(5,755)	(30,310)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our internally generated cash flows. We ended the three months ended May 1, 2004 with approximately $217.5 million in cash and cash equivalents, a decrease of $7.1 million from January 31, 2004. We ended the first quarter of Fiscal 2005 with no borrowed debt outstanding. The decrease in cash and cash equivalents was due to cash generated from operations, offset by capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of customary credit arrangements with vendors, operational costs, the payment of current taxes and capital expenditures. Cash flows provided by operating activities in the first quarter of Fiscal 2005 reflect higher net income as compared to the first quarter of Fiscal 2004.

Our working capital at May 1, 2004 was $232.4 million compared to $216.7 million at January 31, 2004. Accrued expenses at May 1, 2004 include the remaining unpaid portion of the retirement compensation package, or $5.9 million, granted to our founder and former Chairman of the Board in the fourth quarter of Fiscal 2004.

Our $17.2 million of capital expenditures were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $1.5 million in intangible assets within our International division representing acquired lease rights on new store locations in certain countries. We expect to fund between $50.0 million and $60.0 million of capital expenditures and $10.0 million to $15.0 million of purchased lease rights in Fiscal 2005 in an effort to continue to expand and remodel our store base.

As a result of our $110.9 million in debt repayments made during Fiscal 2004, we have no borrowed debt at May 1, 2004. This represents a milestone to us as the debt was originally incurred in Fiscal 2000 in connection with the acquisition of the Afterthoughts stores. We also paid dividends of $5.8 million during the three months ended May 1, 2004, an increase of approximately $3.9 million from the three months ended May 3, 2003. Dividends were increased again during the first quarter of Fiscal 2005. We currently expect to pay at least $25.5 million in dividends in Fiscal 2005.

Liquidity and Capital Resources

We entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At May 1, 2004, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $2.6 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at May 1, 2004. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions.

Our non-US subsidiaries have credit facilities totaling approximately $772,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At May 1, 2004, there were no borrowings under these credit facilities.

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

Contractual Obligations

At May 1, 2004, we remain as a guarantor on 12 real estate leases for Mr. Rags store locations with future rental payments of approximately $10.2 million. At May 1, 2004, we also had a contingent liability as lessee under a master lease agreement on $893,000 of gross future lease payments for operating leases of equipment and leasehold improvements of Mr. Rags that were assigned to Mr. Rags at the time of the sale. Based on the bankruptcy filing by Lux Corp. in January 2003 and the related impact on Mr. Rags’ ability to fulfill the commitments under these real estate and operating leases, we accrued a liability of $6.2 million at February 1, 2003, of which $3.0 million remains accrued at May 1, 2004.

We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment are located that are subject to these non-cancelable operating leases are terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases. At May 1, 2004, we had $343,000 accrued related to future payment obligations on leasehold improvement leases for closed stores.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At May 1, 2004, we had entered into foreign currency options with notional amounts of $25.7 million, which are accounted for as cash-flow hedges. We do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During the three months ended May 1, 2004, included in comprehensive income and stockholders’ equity is $5.1 million reflecting the unrealized loss on foreign currency translation. Based on our average net currency positions in Fiscal 2004, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

As of the date of this filing, there has been significant speculation that China may elect to adjust the exchange rate of the Chinese Yuan against the US dollar. Currently, the Chinese Yuan has a fixed exchange rate against the US dollar. If China adjusts the exchange rate or allows the value to float, we may experience changes in our cost of merchandise imported from China.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances during the first three months of Fiscal 2005, a 10% increase in the average effective interest rate in the remainder of Fiscal 2005 would not have a material impact on our annual interest income or interest expense.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the end of the period covered by this report, our co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Other than Current Reports on Form 8-K under Item 12 and 7, which are not deemed to be “filed” for purposes of the Securities Exchange Act of 1934, as amended, the Company did not file any Current Reports on Form 8-K during the quarterly period ended May 1, 2004.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)
June 10, 2004	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 10, 2004	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 10, 2004	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice
President, Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.