Form 10-Q
period 2004-07-31
CLAIRES STORES INC
filed 2004-09-02
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of August 27, 2004 was 93,776,343 and 5,139,613, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at July 31, 2004 and January 31, 2004	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended July 31, 2004 and August 2, 2003	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 and August 2, 2003	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 4. Submission of Matters to Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURE PAGE	19
Amended & Restated ByLaws
Section 302 Certification of Co-CEO
Section 302 Certification of Co-CEO
Section 302 Certification of CFO
Section 906 Certification of Co-CEO
Section 906 Certification of Co-CEO
Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2004	Jan. 31, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$217,770	$224,630
Inventories	114,649	92,498
Prepaid expenses and other current assets	54,853	42,895

Total current assets	387,272	360,023

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	233,817	225,425
Leasehold improvements	197,096	186,760

	449,064	430,336
Less accumulated depreciation and amortization	(253,297)	(244,484)

	195,767	185,852

Intangible assets, net	45,646	43,896
Other assets	15,257	16,351
Goodwill	199,258	199,802

	260,161	260,049

Total Assets	$843,200	$805,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,852	$37,754
Income taxes payable	6,581	29,148
Accrued expenses	76,550	76,424

Total current liabilities	131,983	143,326

Long-term liabilities:
Deferred tax liability	15,987	12,148
Deferred rent expense	17,789	18,000

	33,776	30,148

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 40,000,000 shares, issued and outstanding 5,141,727 shares and 5,221,660 shares, respectively	257	261
Common stock par value $.05 per share; authorized 300,000,000 shares, issued and outstanding 93,775,605 shares and 93,693,448 shares, respectively	4,689	4,685
Additional paid-in capital	49,415	49,392
Accumulated other comprehensive income, net of tax	17,160	20,109
Retained earnings	605,920	558,003

	677,441	632,450

Total Liabilities and Stockholders’ Equity	843,200	$805,924

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 31,	Aug. 2,	July 31,	Aug. 2,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Net sales	$305,223	$264,949	$586,814	$504,705
Cost of sales, occupancy and buying expenses	141,920	127,084	267,444	242,224

Gross profit	163,303	137,865	319,370	262,481

Other expenses (income)
Selling, general and administrative	103,381	93,602	207,626	184,592
Depreciation and amortization	10,944	10,391	21,603	20,245
Interest expense	32	644	62	1,416
Interest and other income	(1,267)	(900)	(2,477)	(1,844)

	113,090	103,737	226,814	204,409

Income before income taxes	50,213	34,128	92,556	58,072
Income taxes	17,468	11,947	32,119	20,325

Net income	32,745	22,181	60,437	37,747

Foreign currency translation adjustments	2,114	199	(2,949)	1,366

Comprehensive income	$34,859	$22,380	$57,488	$39,113

Net income per share:
Basic	$0.33	$0.23	$0.61	$0.39

Diluted	$0.33	$0.23	$0.61	$0.38

Weighted average number of shares outstanding:
Basic	98,917	97,802	98,217	97,750

Diluted	99,276	98,244	99,259	98,170

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31, 2004	Aug. 2, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$60,437	$37,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,603	20,245
Amortization of intangible assets	565	753
Loss on retirement of property and equipment	2,075	1,045
Gain on sale of intangible assets	(170)	(211)
(Increase) decrease in - Inventories	(22,329)	(2,318)
Prepaid expenses and other assets	(10,779)	(7,745)
Increase (decrease) in - Trade accounts payable	11,201	1,983
Income taxes payable	(22,424)	(9,785)
Accrued expenses	402	5,589
Deferred income taxes	3,804	3,231
Deferred rent expense	(178)	(153)

Net cash provided by operating activities	44,207	50,381

Cash flows from investing activities:
Acquisition of property and equipment	(34,587)	(25,740)
Acquisition of intangible assets	(3,719)	(3,181)

Net cash used in investing activities	(38,306)	(28,921)

Cash flows from financing activities:
Principal payments on term loan	—	(7,125)
Proceeds from stock options exercised	23	1,026
Dividends paid	(12,521)	(4,753)

Net cash used in financing activities	(12,498)	(10,852)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(263)	2,093

Net decrease in cash and cash equivalents	(6,860)	12,701
Cash and cash equivalents at beginning of period	224,630	195,482

Cash and cash equivalents at end of period	$217,770	$208,183

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of our significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, leasehold improvement financing, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, all references in the Company’s financial statements to number of shares, per share amounts, stock option data and market prices of the Company’s Common stock have been restated to give effect to the 2-for-1 stock split of the Company’s Common stock and Class A common stock in the form of a 100% stock dividend in December 2003.

2.	Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A common stock and Common stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. Options to purchase 17,582 shares of common stock for the quarter ended July 31, 2004 were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options as of August 2, 2003 were included in the computation of diluted earnings per share.

Options to purchase 8,791 and 7,272 shares of common stock for the six months ended July 31, 2004 and August 2, 2003, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3.	Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its unaudited condensed consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148 (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
	July 31,	Aug. 2,	July 31,	Aug. 2,
	2004	2003	2004	2003
Net income, as reported	$32,745	$22,181	$60,437	$37,747
Stock-based employee compensation expense not included in reported net income, net of tax	(507)	(160)	(1,027)	(334)
Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—

Net income — pro forma	$32,238	$22,021	$59,410	$37,413

Basic net income per share — as reported	$0.33	$0.23	$0.61	$0.39
Basic net income per share — pro forma	$0.33	$0.23	$0.60	$0.38
Diluted net income per share — as reported	$0.33	$0.23	$0.61	$0.38
Diluted net income per share — pro forma	$0.32	$0.22	$0.60	$0.38

4.	New Accounting Pronouncements
In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company has determined that it has no interests that qualify as variable interest entities.

5.	Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 31,	Aug. 2,	July 31,	Aug. 2,
	2004	2003	2004	2003
North America	$214,260	$189,336	$422,460	$366,158
International	90,963	75,613	164,354	138,547

Total	$305,223	$264,949	$586,814	$504,705

     Income before income taxes for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 31,	Aug. 2,	July 31,	Aug. 2,
	2004	2003	2004	2003
North America	$35,501	$25,793	$77,494	$48,188
International	14,712	8,335	15,062	9,884

Total	$50,213	$34,128	$92,556	$58,072

6.	Statements of Cash Flows
Payments of income taxes were $49.9 million and $27.5 million for the six months ended July 31, 2004 and August 2, 2003, respectively. Payments of interest were $60 thousand and $1.5 million for the six months ended July 31, 2004 and August 2, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: Overview, Critical Accounting Policies and Estimates, Results of Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.

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

Overview

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of July 31, 2004 we operated a total of 2,833 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate 134 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method whose results are included within “Interest and other income” in our Statement of Operations within our North American division. In addition, we license 55 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 2 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Statement of Operations.

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at approximately $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world, devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

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

While our financial results have grown steadily and record sales performance was achieved during the first half of Fiscal 2005, the retail environment remains very competitive. Management’s plan for future growth is dependent on:

•	our ability to successfully identify merchandise appealing to our customers and manage our inventory levels

•	displaying our merchandise at convenient, accessible locations staffed with personnel that provide courteous and professional customer service

•	sourcing our merchandise to achieve a positive value/price relationship

•	increasing sales at existing store locations

•	expanding our sales, especially in our International segment, through additional store locations

Our ability to achieve these objectives will be dependent on various factors, including those outlined in “Cautionary Note Regarding Forward-Looking Statements and Risk Factors”.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2004 Annual Report on Form 10-K, filed on April 15, 2004, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies and Estimates section therein.

Results of Operations

Consolidated Operations

A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Net sales	$305,223	$264,949	$586,814	$504,705
Net income	$32,745	$22,181	$60,437	$37,747
Number of stores at the end of the period	2,833	2,829	2,833	2,829
Net income per diluted share	$0.33	$0.23	$0.61	$0.38
Comparable store sales	10.0%	5.0%	11.0%	6.0%
Gross profit percentage	53.5%	52.0%	54.4%	52.0%
Selling, general and administrative expenses as a percentage of net sales	33.9%	35.3%	35.4%	36.6%

Net sales for the three months ended July 31, 2004 increased by $40.3 million, or 15.2% from the three months ended August 2, 2003. Net sales for the six months ended July 31, 2004 increased by $82.1 million, or 16.3% over the comparable period ended August 2, 2003. The increase in Net sales was primarily attributable to comparable store sales increases and the effect of changes in foreign exchange rates when translating our foreign operations at higher exchange rates. The comparable store sales increases of 10% and 11% for the three and six months ended July 31, 2004, respectively, contributed to approximately $25.9 million and $53.1 million in increased Net sales for same periods, respectively. The effect of the weak US dollar attributed to approximately $7.8 million and $17.0 million of the increase during the three and six months ended July 31, 2004, respectively.

The positive comparable sales experienced in our North American division has continued from the fourth quarter of Fiscal 2004 and were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. The negative comparable store sales within our International division that began during the second half of Fiscal 2004 and continued through the first three months of Fiscal 2005 reversed itself to positive trends during the second quarter of Fiscal 2005. The return to positive comparable sales was stimulated by specific initiatives we employed at the end of Fiscal 2004, including sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.

Gross profit percentages increased by 150 basis points during the three months ended July 31, 2004 as compared to the three months ended August 2, 2003, and 240 basis points during the six months ended July 31, 2004 as compared to the six months ended August 2, 2003. The increase during the three and six months was caused primarily by comparable store sales increasing at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs and also by improved merchandise margins relating to the shift in business from accessories to jewelry in North America, as jewelry carries a higher initial markup and profit margin than that of accessories.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Jewelry	58.7%	55.1%	58.7%	54.6%
Accessories	41.3%	44.9%	41.3%	45.4%

	100.0%	100.0%	100.0%	100.0%

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

Selling, general and administrative expenses increased $9.8 million for the three months ended July 31, 2004 as compared to the three months ended August 2, 2003, and $23.0 million for the six months ended July 31, 2004 as compared to the six months ended August 2, 2003. The increase was primarily attributable to increases in employee compensation. Additional hours worked in our North American stores were necessary to maintain the service levels required to achieve the resulting positive comparable store sales experienced during the period. In addition, during the three and six months ended July 31, 2004, increased store, field and corporate bonuses were earned in North America due to the positive comparable store sales and profit results achieved during the period. As a percentage of Net sales, Selling, general and administrative expenses improved by 140 basis points and 120 basis points for the three and six months ended July 31, 2004 and August 2, 2003, respectively. This improvement was primarily due to comparable store sales increases greater than the overall increases in the underlying expenses.

Our effective income tax rate during the three months and six months of Fiscal 2005 was 34.8% and 34.7%, respectively, as compared to 35.0% during the comparable periods of Fiscal 2004. During the three months ended July 31, 2004, the Company recorded net benefits to the provision for income taxes totaling approximately $400 thousand attributable to concluded tax examinations that were settled more favorably than anticipated. We estimate that our tax rate for the remainder of Fiscal 2005 will be approximately 35.0%. Our tax rate in future periods will depend on several variables, including the mix of earnings between domestic and international operations and our overall level of earnings, and could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Net income increased by approximately $10.6 million during the three months ended July 31, 2004 as compared to the three months ended August 2, 2003 and $22.7 million during the six months ended July 31, 2004 as compared to the six months ended August 2, 2003. These increases were made possible primarily by the increase in comparable store sales, positive leverage on operating expenses and improved merchandise margins achieved during the period.

Segment Operations

We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.

North America Division

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Net sales	$214,260	$189,336	$422,460	$366,158
Number of stores at the end of the period	2,121	2,155	2,121	2,155
Comparable store sales	13.0%	7.0%	15.0%	8.0%
Gross profit percentage	52.5%	52.1%	55.3%	52.8%

Net sales in North America during the three months ended July 31, 2004 increased by $24.9 million, or 13.2%, from the three months ended August 2, 2003. Net sales for the six months ended July 31, 2004 increased by $56.3 million, or 15.4%, over the comparable period ended August 2, 2003. The increase in Net sales for the three and six month periods was primarily attributable to comparable store sales increases of 13% and 15%, respectively. Since we acquired the Afterthoughts stores in December of 1999, 414 stores have been closed or not renewed and 247 stores have been renamed to either Claire’s or Icing by Claire’s. We believe that the closing and renaming of these stores have contributed to the comparable store increases experienced during the second quarter of Fiscal 2005, and we plan to continue to rename the remaining stores upon lease renewal or as landlords permit.

The positive comparable sales experienced in North America were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during the second quarter of Fiscal 2005.

The higher concentration of sales in jewelry as compared to accessories experienced during the three and six months ended July 31, 2004 and August 2, 2003 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Jewelry	65.8%	62.3%	65.8%	61.6%
Accessories	34.2%	37.7%	34.2%	38.4%

	100.0%	100.0%	100.0%	100.0%

International Division

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Net sales	$90,963	$75,613	$164,354	$138,547
Number of stores at the end of the period	712	674	712	674
Comparable store sales	4.0%	(1.0%)	0.0%	0.0%
Gross profit percentage	55.8%	51.9%	52.1%	49.9%

Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during the three months ended July 31, 2004 increased by $15.4 million, or 20.3%, from the three months ended August 2, 2003. Net sales for the six months ended July 31, 2004 increased by $ 25.8 million, or 18.6% over the comparable period ended August 2, 2003. The increase in Net sales for the three months ended July 31, 2004 was primarily attributable to the effects of the weak US dollar when translating our foreign operations at higher exchange rates of approximately $7.8 million, the net addition of 7 stores and by comparable store sales increases of 4%, or approximately $2.6 million during the period. The increase in net sales for the six months ended July 31, 2004 was primarily attributable to approximately $17.0 million benefit of higher exchange rates and the net addition of 12 stores during the period.

We actively employed strategic initiatives within our International division over the past few quarters in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives included sharing best practices for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business.

Gross profit percentages improved by 390 basis points and 220 basis points for the three and six months ended July 31, 2004. This was accomplished by achieving a lower cost of goods sold of approximately $0.8 million and $2.0 million during the three and six month periods, respectively, primarily due to the relative weakness of the US dollar. The lower cost of goods sold was realized as a result of merchandise purchased by our International division in US dollars. In addition, the shift to a higher percentage of sales of jewelry had a positive impact on merchandise margins during both periods.

The higher concentration of sales in jewelry as compared to accessories experienced during the three and six months ended July 31, 2004 and August 2, 2003 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2004	Aug. 2, 2003	July 31, 2004	Aug. 2, 2003
Jewelry	42.0%	37.3%	40.5%	36.3%
Accessories	58.0%	62.7%	59.5%	63.7%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Six Months Ended
	July 31, 2004	Aug. 2, 2003
Operating activities	$44,207	$50,381
Investing activities	$(38,306)	$(28,921)
Financing activities	$(12,498)	$(10,852)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our internally generated cash flows. At July 31, 2004, we had approximately $217.8 million in cash and cash equivalents, a decrease of $6.9 million from January 31, 2004. We ended the second quarter of Fiscal 2005 with no borrowed debt outstanding. The net decrease in cash and cash equivalents was due to cash generated from operations, offset by capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of accounts payable, operational costs, the payment of current taxes and capital expenditures. Cash flows provided by operating activities in the first half of Fiscal 2005 reflect higher net income as compared to the first half of Fiscal 2004, offset by a greater investment in inventories, the increases in dividend payments and the payment of income taxes. The increase in inventory is primarily attributable to our decision to bring in back-to-school season inventory earlier than in the prior year and at levels sufficient to meet expected future demand.

Our working capital at July 31, 2004 was $255.3 million compared to $216.7 million at January 31, 2004.

Our $34.6 million of capital expenditures were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $3.7 million in intangible assets within our International division representing acquired lease rights on new store locations in certain countries. We expect to fund between $55.0 million and $65.0 million of capital expenditures and $5.0 million to $10.0 million of purchased lease rights in Fiscal 2005 in an effort to continue to expand and remodel our store base.

We paid dividends of $12.5 million during the six months ended July 31, 2004, an increase of approximately $7.8 million from the six months ended August 2, 2003. Dividends were increased during the first and second quarter of Fiscal 2005. We currently expect to pay at least $27.9 million in dividends in Fiscal 2005.

Liquidity and Capital Resources

We entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At July 31, 2004, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $2.6 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at July 31, 2004. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions.

Our non-US subsidiaries have credit facilities totaling approximately $781,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At July 31, 2004, there were no borrowings under these credit facilities.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures and new store openings for Fiscal 2005, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic, political and social conditions, such as war, political unrest and terrorism or natural disasters; currency fluctuations and exchange rate adjustments; changes in laws, including employment laws relating to overtime pay, tax laws and import laws; uncertainties generally associated with the specialty retailing business; and disruptions in our supply of inventory. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in the Company’s Form 10-K for Fiscal 2004 under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At July 31, 2004, we had entered into foreign currency options with notional amounts of $15.7 million, which are accounted for as cash-flow hedges. We do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During the three and six months ended July 31, 2004, included in Comprehensive income and Stockholders’ equity is $2.1 million and $(2.9) million, respectively, reflecting the unrealized gain (loss) on foreign currency translation. Based on our average net currency positions in Fiscal 2004, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Certain of our subsidiaries make significant US dollar purchases from Asian suppliers particularly in China. There continues to be speculation that China may elect to adjust the exchange rate of the Chinese Yuan against the US dollar. Currently, the Chinese Yuan has a fixed exchange rate against the US dollar. If China adjusts the exchange rate or allows the value to float, we may experience increases in our cost of merchandise imported from China.

The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances during the first six months of Fiscal 2005, a 10% increase in the average effective interest rate in the remainder of Fiscal 2005 would not have a material impact on our annual interest income or interest expense.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding components in our merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, d/b/a Mr. Rags, filed a complaint against us in the United States Bankruptcy Court for the Central District of California. The complaint alleges that certain payments made to us in connection with the sale of the stock of Lux Corporation in May 2002 should be repaid to the bankruptcy estate because the payments are avoidable, as such term is used under general bankruptcy laws. On December 8, 2003, we filed a Motion to Dismiss with the Bankruptcy Court, which was denied on February 24, 2004. We filed an answer to the complaint on March 15, 2004. We believe the claims are without merit and intend to defend the litigation vigorously. We believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

     (a) Our 2004 annual meeting of shareholders was held on June 23, 2004 in New York City. At the annual meeting, our shareholders voted on the following matters:

1.	The election of eight directors, each to serve for a one-year term; and

2.	A shareholder proposal regarding our business operations in Northern Ireland.

     Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to our solicitation.

     At the annual meeting, each holder of record of our common stock, par value $0.05 per share, and our Class A common stock, par value $0.05 per share, at the close of business on April 30, 2004 was entitled to vote, in person or by proxy, one vote for each share of our common stock and ten votes for each share of our Class A common stock, as the case may be, held by the stockholder. As of the record date, 93,719,071 shares of our common stock were outstanding and 5,198,261 shares of our Class A common stock were outstanding.

     The holders of 85,842,293 shares of our common stock and 4,966,210 shares of our Class A common stock (representing 49,662,100 votes) were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the annual meeting.

     (b) All of our nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of our common stock (one vote per share) and our Class A common stock (ten votes per share), voting together as a single class:

	COMMON		CLASS A
	STOCK	VOTES	STOCK	VOTES
DIRECTOR NOMINEE	VOTES FOR	WITHHELD	VOTES FOR	WITHHELD
Marla L. Schaefer	75,476,766	10,365,527	49,644,460	17,640
E. Bonnie Schaefer	73,973,770	11,868,523	49,644,460	17,640
Ira D. Kaplan	75,607,155	10,235,138	49,644,460	17,640
Bruce G. Miller	80,780,845	5,061,448	49,644,460	17,640
Todd D. Jick	79,609,172	6,233,121	49,644,460	17,640
Steven H. Tishman	80,028,017	5,814,276	49,644,460	17,640
Ann Spector Lieff	81,101,547	4,740,746	49,644,460	17,640

     (c) The shareholder proposal regarding our business operations in Northern Ireland (referred to as the “MacBride Principles”) was not approved by the required affirmative vote of a majority of the votes cast, either in person or by proxy, at the annual meeting by the holders of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

		VOTED		BROKER
SHARES	VOTED FOR	AGAINST	ABSTAIN	NON-VOTE
Common stock	9,101,024	60,947,880	8,036,612	7,756,777
Class A stock	288,100	48,392,430	29,800	951,770

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1	Amended and Restated Bylaws, adopted August 18, 2004.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

Other than Current Reports on Form 8-K under Item 12 and 7, which are not deemed to be “filed” for purposes of the Securities Exchange Act of 1934, as amended, the Company did not file any Current Reports on Form 8-K during the quarterly period ended July 31, 2004.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)
September 2, 2004	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

September 2, 2004	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

September 2, 2004	/s/ Ira D. Kaplan
Ira D. Kaplan,
Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws (adopted August 18, 2004)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.