Form 10-Q
period 2004-10-30
CLAIRES STORES INC
filed 2004-12-09
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of November 26, 2004 was 93,844,549 and 5,129,783, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at October 30, 2004 and January 31, 2004	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended October 30, 2004 and November 1, 2003	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2004 and November 1, 2003	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURE PAGE		18
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) and 15d-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) and 15d-14(a)
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) and 15d-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 30, 2004	Jan. 31, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$229,260	$224,630
Inventories	144,215	92,498
Prepaid expenses and other current assets	54,256	42,895

Total current assets	427,731	360,023

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	239,226	225,425
Leasehold improvements	206,759	186,760

	464,136	430,336
Less accumulated depreciation and amortization	(261,455)	(244,484)

	202,681	185,852

Intangible assets, net	50,744	43,896
Other assets	14,312	16,351
Goodwill	200,456	199,802

	265,512	260,049

Total Assets	$895,924	$805,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,312	$37,754
Income taxes payable	9,929	29,148
Accrued expenses	82,871	76,424

Total current liabilities	153,112	143,326

Long-term liabilities:
Deferred tax liability	18,611	12,148
Deferred rent expense	17,730	18,000

	36,341	30,148

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	-	-
Class A common stock par value $.05 per share; authorized 40,000,000 shares, issued and outstanding 5,133,949 shares and 5,221,660 shares, respectively	257	261
Common stock par value $.05 per share; authorized 300,000,000 shares, issued and outstanding 93,840,383 shares and 93,693,448 shares, respectively	4,692	4,685
Additional paid-in capital	50,044	49,392
Accumulated other comprehensive income, net of tax	26,106	20,109
Retained earnings	625,372	558,003

	706,471	632,450

Total Liabilities and Stockholders’ Equity	$895,924	$805,924

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net sales	$296,702	$264,146	$883,516	$768,851
Cost of sales, occupancy and buying expenses	139,232	124,934	406,675	367,158

Gross profit	157,470	139,212	476,841	401,693

Other expenses (income)
Selling, general and administrative	105,738	93,851	313,364	278,444
Depreciation and amortization	11,439	10,208	33,042	30,453
Interest expense	85	591	147	2,008
Interest and other income	(1,301)	(1,210)	(3,779)	(3,055)

	115,961	103,440	342,774	307,850

Income before income taxes	41,509	35,772	134,067	93,843
Income taxes	14,351	10,519	46,468	30,844

Net income	27,158	25,253	87,599	62,999

Foreign currency translation adjustments	8,946	6,332	5,997	7,698

Comprehensive income	$36,104	$31,585	$93,596	$70,697

Net income per share:
Basic	$0.27	$0.26	$0.89	$0.64

Diluted	$0.27	$0.26	$0.88	$0.64

Weighted average number of shares outstanding:
Basic	98,935	97,900	98,923	97,800

Diluted	99,384	98,442	99,306	98,278

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$87,599	$62,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,042	30,453
Amortization of intangible assets	837	899
Loss on retirement of property and equipment	2,579	1,736
Gain on sale of intangible assets	(170)	(399)
(Increase) decrease in - Inventories	(50,834)	(30,920)
Prepaid expenses and other assets	(8,882)	(3,669)
Increase (decrease) in - Trade accounts payable	22,239	14,791
Income taxes payable	(19,069)	(6,573)
Accrued expenses	5,665	7,222
Deferred income taxes	6,402	679
Deferred rent expense	(365)	546

Net cash provided by operating activities	79,043	77,764

Cash flows from investing activities:
Acquisition of property and equipment	(50,367)	(37,412)
Acquisition of intangible assets	(6,338)	(7,000)

Net cash used in investing activities	(56,705)	(44,412)

Cash flows from financing activities:
Principal payments on term loan	-	(10,932)
Proceeds from stock options exercised	655	2,057
Dividends paid	(20,229)	(7,607)

Net cash used in financing activities	(19,574)	(16,482)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,866	1,014

Net increase in cash and cash equivalents	4,630	17,884

Cash and cash equivalents at beginning of period	224,630	195,482

Cash and cash equivalents at end of period	$229,260	$213,366

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of our significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, all references in the Company’s financial statements to number of shares, per share amounts, stock option data and market prices of the Company’s Common stock have been restated to give effect to the 2-for-1 stock split of the Company’s Common stock and Class A common stock in the form of a 100% stock dividend in December 2003.

2.	Earnings Per Share

Basic net income per share is based on the weighted average number of shares of Class A common stock and Common stock outstanding during the period presented, while diluted net income per share includes the dilutive effect of stock options. All outstanding options for the three month periods ended October 30, 2004 and November 1, 2003 were included in the computation of diluted earnings per share for the quarter.

Options to purchase 148,522 shares of common stock were outstanding for the nine months ended November 1, 2003, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options for the nine months ended October 30, 2004 were included in the computation of diluted earnings per share.

3.	Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its unaudited condensed consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	Oct 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
Net income, as reported	$27,158	$25,253	$87,599	$62,999
Stock-based employee compensation expense not included in reported net income, net of tax	(527)	(366)	(1,554)	(719)
Stock-based employee compensation expense included in reported net income, net of tax	-	-	-	-

Net income — pro forma	$26,631	$24,887	$86,045	$62,280

Basic net income per share — as reported	$0.27	$0.26	$0.89	$0.64
Basic net income per share — pro forma	$0.27	$0.25	$0.87	$0.64
Diluted net income per share — as reported	$0.27	$0.26	$0.88	$0.64
Diluted net income per share — pro forma	$0.27	$0.25	$0.87	$0.63

4.	New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company has determined that it has no interests that qualify as variable interest entities.

5.	Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. Net sales for the periods presented were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
North America	$207,753	$190,513	$630,212	$556,227
International	88,949	73,633	253,304	212,624

Total	$296,702	$264,146	$883,516	$768,851

Income before income taxes for the periods presented was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30,	Nov. 1,	Oct. 30,	Nov. 1,
	2004	2003	2004	2003
North America	$28,981	$27,907	$106,476	$76,095
International	12,528	7,865	27,591	17,748

Total	$41,509	$35,772	$134,067	$93,843

6.	Statements of Cash Flows

Payments of income taxes were $59.0 million and $36.3 million for the nine months ended October 30, 2004 and November 1, 2003, respectively. Payments of interest were $145,000 and $2.1 million for the nine months ended October 30, 2004 and November 1, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates. Management’s Discussion and Analysis is presented in the following sections: Overview, Critical Accounting Policies and Estimates, Results of Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this document.

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

Overview

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of October 30, 2004, we operated a total of 2,844 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate 145 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method whose results are included within “Interest and other income” in our Statement of Operations within our North American division. In addition, we license 53 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 3 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Statement of Operations.

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at approximately $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

Fundamentally, our business model is to offer the customer a compelling price/value relationship and a wide array of products to choose from. We seek to deliver a high level of profitability and cash flow by:

•	maximizing the effectiveness of our retail product pricing through promotional activity

•	minimizing our product costs through economies of scale as the world’s leading mall-based retailer of value-priced jewelry and accessories

•	reinvesting operating cash flows into opening new stores, remodeling existing stores and infrastructure in order to create future revenues and build brand name loyalty

While our financial results have grown steadily and record sales performance was achieved during the first nine months of Fiscal 2005, the retail environment remains very competitive. Management’s plan for future growth is dependent on:

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

Results of Operations

Consolidated Operations

A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales	$296,702	$264,146	$883,516	$768,851
Net income	$27,158	$25,253	$87,599	$62,999
Number of stores at the end of the period (1)	2,844	2,849	2,844	2,849
Net income per diluted share	$0.27	$0.26	$0.88	$0.64
Comparable store sales	9.0%	8.0%	10.0%	7.0%
Gross profit percentage	53.1%	52.7%	54.0%	52.2%
Selling, general and administrative expenses as a percentage of net sales	35.6%	35.5%	35.5%	36.2%

(1)	Number of stores excludes Claire’s Nippon

Net sales for the three months ended October 30, 2004 increased by $32.6 million, or 12.3% from the three months ended November 1, 2003. Net sales for the nine months ended October 30, 2004 increased by $114.7 million, or 14.9% over the comparable period ended November 1, 2003. The increase in Net sales was primarily attributable to comparable store sales increases and the effect of changes in foreign exchange rates when translating our foreign operations at higher exchange rates. The comparable store sales increases of 9.0% and 10.0% for the three and nine months ended October 30, 2004, respectively, contributed to approximately $21.6 million and $74.6 million in increased Net sales for same periods, respectively. The effect of the weak US dollar attributed to approximately $8.1 million and $25.1 million of the increase during the three and nine months ended October 30, 2004, respectively.

The positive comparable sales experienced in our North American division has continued and were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend by successfully meeting our customers’ demands for current fashion trends in jewelry and by maintaining superior customer service in our stores. The positive comparable store sales within our International division that began during the second quarter of Fiscal 2005 continued and improved during the third quarter of Fiscal 2005. The return to and continuation of positive comparable sales in our International stores was stimulated by specific initiatives we employed at the end of Fiscal 2004, including adjusting the merchandise mix to more closely follow that of North American stores, sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.

Gross profit percentages increased by 40 basis points during the three months ended October 30, 2004 as compared to the three months ended November 1, 2003, and 180 basis points during the nine months ended October 30, 2004 as compared to the nine months ended November 1, 2003. For the three and nine month periods, 90 and 110 basis points of these increases, respectively, were primarily due to comparable store sales increasing at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs. For the three and nine months ended October 30, 2004, merchandise margins decreased by 50 basis points and increased by 70 basis points, respectively.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Jewelry	56.4%	53.6%	58.0%	54.3%
Accessories	43.6%	46.4%	42.0%	45.7%

	100.0%	100.0%	100.0%	100.0%

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

Selling, general and administrative expenses increased by $11.9 million for the three months ended October 30, 2004 as compared to the three months ended November 1, 2003, and $34.9 million for the nine months ended October 30, 2004 as compared to the nine months ended November 1, 2003. The effect of the weak US dollar attributed to approximately $3.0 million and $9.4 million of the increase during the three and nine months ended October 30, 2004. The remaining increase was primarily attributable to increases in store payroll. Additional hours worked in our North American stores were necessary to maintain service levels and manage inventory. As a percentage of Net sales, Selling, general and administrative expenses increased by 10 basis points and decreased by 70 basis points for the three and nine months ended October 30, 2004.

Our effective income tax rate during the three months and nine months of Fiscal 2005 was 34.6% and 34.7%, respectively, as compared to 29.4% and 32.9% during the comparable periods of Fiscal 2004. During the three months ended July 31, 2004, we recorded net benefits to the provision for income taxes totaling approximately $400,000 attributable to concluded tax examinations that were settled more favorably than anticipated. Included in income taxes for the three and nine months ended November 1, 2003 was a tax benefit of approximately $2.0 million, or $0.02 per diluted share related to concluded tax examinations that were settled more favorably than anticipated. We estimate that our effective income tax rate for the remainder of Fiscal 2005 will be approximately 34.9%. Our effective income tax rate in future periods will depend on several variables, including the mix of earnings between North America and International operations and our overall level of earnings. This is primarily due to the fact that our combined effective income tax rate for International operations is generally lower than our effective income tax rate for North America operations. Our effective income tax rate could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Net income increased by approximately $1.9 million during the three months ended October 30, 2004 as compared to the three months ended November 1, 2003 and $24.6 million during the nine months ended October 1, 2004 as compared to the nine months ended November 1, 2003. These increases were made possible primarily by the increase in comparable store sales and positive leverage on operating expenses.

Segment Operations

We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.

North America Division

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales	$207,753	$190,513	$630,212	$556,227
Number of stores at the end of the period (1)	2,128	2,159	2,128	2,159
Comparable store sales	10.0%	12.0%	13.0%	10.0%
Gross profit percentage	52.1%	53.0%	54.3%	52.9%

(1)	Number of stores excludes Claire’s Nippon

Net sales in North America during the three months ended October 30, 2004 increased by $17.2 million, or 9.0%, from the three months ended November 1, 2003. Net sales for the nine months ended October 30, 2004 increased by $74.0 million, or 13.3%, over the comparable period ended November 1, 2003. The increase in Net sales for the three and nine month periods was primarily attributable to comparable store sales increases of 10.0% and 13.0%, respectively, primarily as a result of an increase in the average number of transactions per store during both periods.

The positive comparable sales experienced in North America were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend by successfully meeting our customers’ demands for current fashion trends in jewelry and by maintaining superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during the third quarter and first nine months of Fiscal 2005.

Gross profit percentages decreased by 90 basis points and increased by 140 basis points during the three and nine months ended October 30, 2004 as compared to the three and nine months ended November 1, 2003, respectively. The decrease during the three months ended October 30, 2004 was primarily caused by a higher level of merchandise markdowns, partially offset by positive leverage on occupancy costs. The increase during the nine months ended October 30, 2004 was primarily attributable to positive leverage on occupancy costs.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Jewelry	63.6%	60.6%	65.1%	61.3%
Accessories	36.4%	39.4%	34.9%	38.7%

	100.0%	100.0%	100.0%	100.0%

International Division

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Net sales	$88,949	$73,633	$253,304	$212,624
Number of stores at the end of the period	716	690	716	690
Comparable store sales	6.0%	(1.0%)	2.0%	0.0%
Gross profit percentage	55.4%	51.8%	53.2%	50.5%

Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during the three months ended October 30, 2004 increased by $15.3 million, or 20.8%, from the three months ended November 1, 2003. Net sales for the nine months ended October 30, 2004 increased by $40.7 million, or 19.1% over the comparable period ended November 1, 2003. The increase in Net sales for the three months ended October 30, 2004 was primarily attributable to the effects of the weak US dollar when translating our foreign operations at higher exchange rates of approximately $8.1 million and by comparable store sales increases of 6.0%, or approximately $4.2 million during the period. The increase in net sales for the nine months ended October 30, 2004 was primarily attributable to approximately $25.1 million benefit of higher exchange rates and comparable store sales of 2.0%, or $4.0 million, during the period. The comparable store increases for the three and nine month periods were achieved primarily through an increase in the average number of units per transaction.

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

Gross profit percentages improved by 360 basis points and 270 basis points for the three and nine months ended October 30, 2004. This was accomplished by receiving a benefit in cost of goods sold of approximately $1.1 million and $3.1 million during the three and nine month periods, respectively, primarily due to the relative weakness of the US dollar. In addition, the shift to a higher percentage of sales of jewelry had a positive impact on merchandise margins during both periods.

The higher concentration of sales in jewelry as compared to accessories experienced during the three and nine months ended October 30, 2004 and November 1, 2003 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Jewelry	39.7%	35.4%	40.2%	36.0%
Accessories	60.3%	64.6%	59.8%	64.0%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003
Operating activities	$79,043	$77,764
Investing activities	$(56,705)	$(44,412)
Financing activities	$(19,574)	$(16,482)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our internally generated cash flows. At October 30, 2004, we had approximately $229.3 million in cash and cash equivalents, an increase of $4.6 million from January 31, 2004. We ended the third quarter of Fiscal 2005 with no borrowed debt outstanding. The net increase in cash and cash equivalents was due to cash generated from operations, offset by capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of accounts payable, operational costs, the payment of current taxes, capital expenditures and the payment of dividends. Cash flows provided by operating activities in the first nine months of Fiscal 2005 reflect higher net income as compared to the first nine months of Fiscal 2004, offset by a greater investment in inventories and the increases in dividend payments. The increase in inventory is primarily attributable to our decision to bring in holiday season inventory earlier than in the prior year and at levels we believe are sufficient to meet expected future demand.

Our working capital at October 30, 2004 was $274.6 million compared to $216.7 million at January 31, 2004.

Our $50.4 million of capital expenditures were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $6.3 million in intangible assets within our International division representing acquired lease rights on new store locations in certain countries. We expect to fund between $55.0 million and $65.0 million of capital expenditures and $5.0 million to $10.0 million of purchased lease rights in Fiscal 2005 in an effort to continue to expand and remodel our store base.

We paid dividends of $20.2 million during the nine months ended October 30, 2004, an increase of approximately $12.6 million from the nine months ended November 1, 2003. Dividends were increased during the first, second and third quarter of Fiscal 2005. We currently expect to pay at least $28.9 million in dividends in Fiscal 2005.

Liquidity and Capital Resources

We entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At October 30, 2004, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $2.6 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) on October 30, 2004. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions.

Our non-US subsidiaries have credit facilities totaling approximately $838,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At October 30, 2004, there were no borrowings under these credit facilities.

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

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to manage foreign currency transactional exposure. At October 30, 2004, we had entered into foreign currency options with remaining notional amounts of $7.1 million, which are accounted for as cash-flow hedges. We do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During the three and nine months ended October 30, 2004, included in Comprehensive income and Stockholders’ equity is $9.0 million and $6.0 million, respectively, reflecting the unrealized gain on foreign currency translation. Based on our average net currency positions in Fiscal 2004, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Certain of our subsidiaries make significant US dollar purchases from Asian suppliers, particularly in China. There continues to be speculation that China may elect to adjust the exchange rate of the Chinese Yuan against the US dollar. Currently, the Chinese Yuan has a fixed exchange rate against the US dollar. If China adjusts the exchange rate or allows the value to float, based on the current weak US dollar, we could experience increases in our cost of merchandise imported from China.

The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances during the first nine months of Fiscal 2005, a 10% increase in the average effective interest rate in the remainder of Fiscal 2005 would not have a material impact on our annual interest income or interest expense.

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

In addition, there were no changes during the quarter in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding components in our merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. On November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, d/b/a Mr. Rags, filed a complaint against us in the United States Bankruptcy Court for the Central District of California. The complaint alleges that certain payments made to us in connection with the sale of the stock of Lux Corporation in May 2002 should be repaid to the bankruptcy estate because the payments are avoidable, as such term is used under general bankruptcy laws. On December 8, 2003, we filed a Motion to Dismiss with the Bankruptcy Court, which was denied on February 24, 2004. We filed an answer to the complaint on March 15, 2004. Both sides are proceeding with discovery in the case. We believe the claims are without merit and intend to defend the litigation vigorously. We believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.

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

CLAIRE’S STORES, INC. (Registrant)
December 9, 2004	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 9, 2004	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 9, 2004	/s/ Ira D. Kaplan

Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.