Form 10-K
period 2005-01-29
CLAIRES STORES INC
filed 2005-04-13
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 1-8899

Claire’s Stores, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 433-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 par value	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class A Common Stock, $.05 par value

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

          As of July 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock and Common stock held by non-affiliates of the registrant was approximately $2.0 billion. All outstanding shares of Class A common stock and Common stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates. The Class A common stock is not traded on an exchange.

          At March 15, 2005, there were outstanding 94,008,350 shares of registrant’s Common stock, $.05 par value, and 5,125,313 shares of the registrant’s Class A common stock, $.05 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          The Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the registrant’s fiscal year covered by this report, is incorporated by reference into Part III of this report.

PART I.

Item 1. Business

General

We are a leading specialty retailer of value-priced fashion accessories for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of January 29, 2005 we operated a total of 2,836 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate 148 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method whose results are included within “Interest and other income” in our Statement of Operations within our North American division. In addition, we license 57 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 4 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Statement of Operations.

We incorporated in 1961 as a Delaware corporation. In June 2000, we completed our reincorporation from the state of Delaware to the State of Florida through a merger transaction with one of our wholly-owned subsidiaries. In May 2002, we disposed of our apparel segment.

Our executive offices are located at 3 S.W. 129th Avenue, Pembroke Pines, Florida 33027, our telephone number is (954) 433-3900 and our internet address is www.claires.com. Through our website, we make available, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. In addition, we have made our Corporate Governance Guidelines, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics available through our website. We will disclose any amendments to our Code of Ethics or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. Printed copies of these documents are also available to our shareholders upon written request to Investor Relations, Claire’s Stores, Inc., 350 Fifth Avenue, Suite 900, New York, NY 10118. The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

Business Description

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product sold at approximately $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

Our sales are divided into two principal product categories:

•	Jewelry—Costume jewelry, earrings and ear piercing services; and

•	Accessories—Other fashion accessories, hair ornaments, tote bags and novelty items.

The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	Jan. 29, 2005		Jan. 31, 2004		Feb. 1, 2003
Jewelry	$717,406	56.1%	$603,564	53.3%	$481,686	48.1%
Accessories	562,001	43.9%	529,270	46.7%	519,851	51.9%

	$1,279,407	100.0%	$1,132,834	100.0%	$1,001,537	100.0%

We refer to the fiscal years referenced above as Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

We are primarily organized based on geographic markets for which we operate. Under this organizational structure, we have two reportable segments: North America and International. A summary of North American and International operations is presented below (dollars in thousands):

	Fiscal Year Ended
	Jan. 29,	Jan. 31,	Feb. 1,
	2005	2004	2003
REVENUES
North America	$906,071	$820,332	$740,838
International	373,336	312,502	260,699

Total revenues	$1,279,407	$1,132,834	$1,001,537

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
North America	$170,323	$138,387	$97,849
International	51,313	36,035	22,274

Total income from continuing operations before income taxes	$221,636	$174,422	$120,123

LONG-LIVED ASSETS
North America	$325,543	$311,069	$308,437
International	147,260	134,832	108,084

Total long-lived assets	$472,803	$445,901	$416,521

Additional financial information for our two segments is set forth in Note 11 of our consolidated financial statements included in this Annual Report.

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

Store Growth Strategy. We opened our first store in Europe in 1996 and, as of January 29, 2005, operated 717 stores in Europe. Our European stores are typically smaller than our North American stores, which results in higher sales per square foot than our North American stores. We intend to continue our store growth through the opening of new stores in our international markets. Any future store openings in Asia are currently subject to our 50:50 joint venture arrangement under Claire’s Nippon.

Licensing Arrangements. We entered into our first licensing arrangement with a Kuwait company in Fiscal 2002 and a similar arrangement with a South African company in Fiscal 2005. We intend to continue to seek suitable licensees in order to open stores in certain international markets where we desire a limited financial investment.

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

Stores

Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as “Claire’s Boutiques” and “Claire’s Accessories” average approximately 1,100 square feet while those stores operating as “Icing by Claire’s”, “The Icing” and “Afterthoughts” average approximately 1,200 square feet. Our stores in the United Kingdom, S.A.G., France, Ireland and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.

Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.

Approximately 73% of sales are made in cash, with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

Purchasing and Distribution

We purchased our merchandise from approximately 755 domestic and international suppliers in Fiscal 2005. Approximately 82% of our merchandise in Fiscal 2005 was purchased from outside the United States, including approximately 50% purchased from China. We are not dependent on an individual supplier for merchandise purchased. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago (which services the North American stores), the distribution facility in Birmingham, England (which services the stores in the United Kingdom, Ireland and France), or the distribution facilities in Zurich, Switzerland and Vienna, Austria (which service the stores in S.A.G.). After inspection, merchandise is shipped via common carrier to the individual stores. Stores typically receive three to five shipments a week, which provide our stores with a steady flow of new merchandise.

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

Store Management

Except as stated below, our Executive Vice President of Store Operations is responsible for managing our North American stores and reports to our Chief Operating Officer for North America, who in turn, reports to our Co-Chief Executive Officers. Our stores are organized and controlled on a district level. We currently employ 218 District Managers in North America, each of whom oversees and manages approximately 10 stores in his or her respective geographic area and reports to one of 22 Regional Managers. Each Regional Manager in North America reports to one of 6 Territorial Vice Presidents, who reports to the Executive Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. The reporting structure for our stores in the International group is similar to the reporting structure in North America. The Presidents of Claire’s UK and S.A.G. report to our Co-Chief Executive Officer responsible for our International segment. The President of S.A.G is also responsible for France. In the International group, there are a total of 7 Regional Managers and 75 District Managers.

Store Openings, Closings and Future Growth

For Fiscal 2005, we opened 145 stores and closed 96 stores, for a total increase of 49 stores, net. Net stores refers to stores opened, net of closings, if any. In our International group, we decreased our operations by 17 stores, net, in the United Kingdom, resulting in a total of 442 stores, expanded our operations by 3 stores, net, in S.A.G., resulting in a total of 99 stores and increased our operations by 31 stores, net, in France, resulting in a total of 176 stores. In North America, we increased our operations by 7 stores, net to 2,119 stores. We believe our store growth will occur in our international markets, where we plan on opening 50 stores, net, in France and opening 1 store, net, in S.A.G. during the fiscal year ending January 28, 2006, which is referred to as Fiscal 2006. We plan on opening approximately 20 stores, net, in North America in Fiscal 2006 and closing 1 store, net, in the United Kingdom. In Fiscal 2005, Claire’s Nippon increased operations in Japan by 25 stores, net, to 148 stores. There are 25 store openings planned in Japan in Fiscal 2006.

We closed 363 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks, the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.

We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2005, which includes leasehold improvements and fixtures, averaged approximately $146,000 per store. In addition, certain store locations in our International operations require the purchase of intangible assets. In these 38 cases, we invested approximately $188,000 per store in intangible assets during Fiscal 2005.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 29, 2005 were 22%, 24%, 23% and 31%, respectively.

Employees

On January 29, 2005, we had approximately 18,000 employees, 58% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions and we consider employee relations to be good.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France and Ireland. We lease all of our 2,836 store locations, generally for terms ranging from five to 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on gross sales in excess of specified amounts. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.

Most of our stores in North America and the International division are located in enclosed shopping malls, while other stores are located within central business districts, “open-air” outlet malls or “strip centers”. Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall, appropriate space availability and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

We own central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois which is on approximately 24.8 acres of land. The property has buildings with approximately 538,000 total square feet of space, of which 373,000 square feet is devoted to receiving and distribution and 165,000 square feet is devoted to office space.

Our subsidiary, Claire’s Accessories UK Ltd., or “UK”, leases distribution and office space in Birmingham, England. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires in December 2024 and UK has the right to assign or sublet this lease at any time during the term of the lease.

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

We lease approximately 35,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. See Note 9 entitled “Related Party Transactions” to our consolidated financial statements included in this Annual Report.

We also own 10,000 square feet of warehouse space in Miami, Florida. The property is being utilized as a storage facility. We also lease executive office space in New York City and are the owners of a cooperative apartment in New York City.

Item 3. Legal Proceedings

We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.

In May 2002, we sold 100% of the Common stock of Lux Corporation d/b/a Mr. Rags, and discontinued the operations of our apparel segment. In January 2003, Lux Corporation filed for bankruptcy, and on November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation filed a complaint against us in the United States Bankruptcy Court for the Central District of California. This litigation has been settled for $5.0 million ($3.1 million net of income taxes). The settlement was approved by the bankruptcy court, without objection by any party in interest, on April 5, 2005. We expect that a final order will be entered later this month. Provided that no appeal is filed or rehearing sought within 10 days after entry, the order will become final 10 days after its entry. The settlement represents return of proceeds we received as a result of the sale, and has been recorded net of tax, in the fiscal year 2005 financial statements as “Net loss from discontinued operations.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have two classes of common stock, par value $.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. In December 2003, our Board of Directors declared a 2-for-1 stock split of the our Common stock and Class A common stock in the form of a 100% stock dividend. As a result, all share and per share amounts have been restated to reflect the stock split. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 15, 2005, the number of record holders of shares of common stock and Class A common stock was 1,261 and 401, respectively.

	Closing Price of Common Stock
	High	Low
Year Ended January 29, 2005
First Quarter	$21.91	$18.61
Second Quarter	23.52	18.75
Third Quarter	26.25	21.87
Fourth Quarter	27.05	19.78

Year Ended January 31, 2004
First Quarter	$13.15	$10.56
Second Quarter	15.67	12.68
Third Quarter	20.25	13.77
Fourth Quarter	23.20	18.06

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our Board of Directors, in their sole discretion, determines the distribution rate based on our results of operations, economic conditions, tax considerations and other factors. In Fiscal 2004, we paid quarterly cash dividends on our common stock (one in the amount of $.06 per share, two in the amount of $.03 per share and one in the amount of $.02 per share) and Class A common stock (one in the amount of $.03 per share, two in the amount of $.015 per share and one in the amount of $.01 per share), or a total of $.14 per share on our common stock and $.07 per share on our Class A common stock. In Fiscal 2005, we paid quarterly cash dividends on our common stock (one in the amount of $.09 per share, one in the amount of $.08 per share, one in the amount of $.07 per share and one in the amount of $.06 per share) and Class A common stock (one in the amount of $.045 per share, one in the amount of $.04 per share, one in the amount of $.035 per share and one in the amount of $.03 per share), or a total of $.30 per share on our common stock and $.15 per share on our Class A common stock. As of March 15, 2005 our current dividend distribution amount per share is $.10 and $.05 each quarter for common stock and Class A common stock, respectively. We expect to continue paying dividends. However, there is no assurance that we will be able to continue to do so because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings, liquidity and financial condition and other factors our Board of Directors consider relevant as well as certain limitations on our ability to make dividend distributions under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

The following table provides information as of January 29, 2005 with respect to compensation plans (including individual compensation arrangements) under which our Common stock and Class A common stock are authorized for issuance.

Equity Compensation Plan Information
	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,511,813	$15.40	7,295,792
Equity compensation plans not approved by security holders	—	—	—

Total	1,511,813	$15.40	7,295,792

Item 6. Selected Financial Data

The balance sheet and income statement data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in this Annual Report, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The consolidated Balance Sheet data as of February 1, 2003, February 2, 2002, and February 3, 2001 and the consolidated Statements of Operations data for each of the fiscal years ended February 2, 2002 and February 3, 2001 are derived from our consolidated financial statements, which are not included herein. These amounts include certain reclassifications of prior year amounts in order to conform to current year presentation.

	Fiscal Year Ended
	Jan. 29,	Jan. 31,	Feb. 1,	Feb. 2,	Feb. 3,
	2005	2004	2003	2002(2)	2001(1)(2)
		(In thousands except per share amounts)
Statement of Operations Data:
Net Sales	$1,279,407	$1,132,834	$1,001,537	$918,737	$946,715
Income from continuing operations	146,259	115,038	77,979	41,126	67,772
Net Income	143,124	115,038	77,744	19,583	64,975

Income Per Share:
Basic:
From continuing operations	$1.48	$1.17	$.80	$.42	$.68
Net income	1.45	1.17	.80	.20	.65
Diluted:
From continuing operations	$1.47	$1.17	$.80	$.42	$.68
Net income	1.44	1.17	.80	.20	.65

Cash Dividends Per Share:
Common stock	$.30	$.14	$.08	$.08	$.08
Class A common stock	.15	.07	.04	.04	.04

Balance Sheet Data:
Current assets	$493,326	$360,023	$321,608	$214,424	$265,964
Current liabilities	166,938	143,326	141,010	82,536	94,452
Working capital	326,388	216,697	180,598	131,888	171,512
Total assets	966,129	805,924	738,129	611,575	660,261
Long-term debt	—	—	70,000	110,104	151,374
Stockholders’ equity	755,687	632,450	501,254	404,188	399,700

(1)	Consists of 53 weeks.

(2)	Restated to reflect the plan to discontinue the operations of Mr. Rags (Lux Corp.) in January 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in five sections: Overview, Critical Accounting Policies and Estimates, Results of Consolidated Operations, Segment Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2005, Fiscal 2004 and Fiscal 2003 results consisted of 52 weeks. All references to earnings per share relate to diluted earnings per share from continuing operations.

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

Overview

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of January 29, 2005, we operated a total of 2,836 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate 148 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method and include these results within “Interest and other income” in our Statement of Operations within our North American division. In addition, we license 57 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 4 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Statement of Operations.

We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product sold at approximately $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations in a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.

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

While our financial results have grown steadily and record sales performance was achieved during Fiscal 2005, the retail environment remains very competitive. Management’s plan for future growth is dependent on:

•	our ability to successfully identify merchandise appealing to our customers

•	displaying our merchandise at convenient, accessible locations staffed with personnel that provide courteous and professional customer service

•	sourcing our merchandise to achieve a positive price/value relationship

•	increasing sales at existing store locations

•	expanding our sales, with our focus on our International segment, through additional store locations

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

Valuation of Long-Lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows at the district level are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

During Fiscal 2003, we recorded impairment charges of $2.7 million relating to fixed assets in our International segment due to those assets not being recoverable by estimated discounted cash flows. We recorded no impairment charges during Fiscal 2004 and Fiscal 2005.

Goodwill Impairment

We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of goodwill utilizing the discounted cash flow method for each of our reporting units. The estimated discounted cash flows are then compared to our goodwill amounts. If the balance of the goodwill exceeds the estimated discounted cash flows, the excess of the balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We performed these analyses during Fiscal 2004 and 2005 and no impairment was required.

Intangible Asset Impairment

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights was determined through the use of third-party valuation. In addition, we make investments through our International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets, which are subject to amortization, are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the carrying amount of the asset is not recoverable. We recorded impairment charges of approximately $1.0 million in Fiscal 2003 because the market value of certain lease rights included in our International segment were determined to be less than their carrying values. We recorded no impairment during Fiscal 2004 and Fiscal 2005.

Income Taxes

We are subject to income taxes in many jurisdictions, including the US, individual states and localities and abroad. We must first determine which revenues and expenses are included for each taxing jurisdiction. This process also involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. We establish deferred tax assets and liabilities as a result of these temporary differences. If we adjust our estimates in the future such that we would not expect to realize all or part of our net deferred tax assets, we may need to establish, or adjust a valuation allowance against our deferred tax assets, which could also materially affect our effective tax rate. We establish tax reserves in our consolidated financial statements based on our estimation of current tax exposures. If we prevail in tax matters for which reserves have been established or we are required to settle matters in excess of established reserves, our effective tax rate for a particular period could be materially affected.

Income tax expense also reflects our best estimate and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws of multiple jurisdictions, and tax planning. Future changes in tax laws, changes in projected levels of taxable income and tax planning could affect the effective tax rate and tax balances recorded by us. During the year, we base our tax rate on an estimate of our expected annual effective tax rate. These estimates are updated quarterly.

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

Results of Consolidated Operations

Overall, our operating results for Fiscal 2005 were a record in terms of sales and profitability. A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Fiscal Year
	2005	2004	2003
Net sales	$1,279,407	$1,132,834	$1,001,537
Comparable store sales	8.0%	7.0%	5.0%
Gross profit percentage	54.1%	53.7%	51.4%
Selling, general and administrative expenses as a percentage of net sales	33.7%	34.8%	35.5%
Income from continuing operations	$146,259	$115,038	$77,979
Net income	$143,124	$115,038	$77,744
Income from continuing operations per diluted share	$1.47	$1.17	$.80
Number of stores at the end of the period(1)	2,836	2,812	2,803

(1) Number of stores excludes Claire’s Nippon

During the fourth quarter of Fiscal 2005, we recorded an after-tax charge of approximately $3.1 million, or $.03 per diluted share, relative to a settlement of litigation in connection with our disposition of our apparel segment in Fiscal 2003. This amount has been accounted for as loss from discontinued operation within our Consolidated Statement of Operations and Comprehensive Income.

Net sales in Fiscal 2005 increased by $146.6 million, or 13%, from Fiscal 2004, which in turn was $131.3 million, or 13% higher than Fiscal 2003. The increase in net sales was primarily attributable to comparable store sales increases of 8.0% and 7.0%, or approximately $92.2 million and $66.6 million during Fiscal 2005 and Fiscal 2004, respectively, the effects of the weak US Dollar when translating our foreign operations at higher exchange rates of approximately $34.4 million and $29.8 million, respectively, and new stores opened in our International division which produced higher average store sales than the stores we closed in our North American division.

The positive comparable sales experienced in our North American division during Fiscal 2005 and Fiscal 2004 were across most merchandise categories, most notably in the jewelry related areas and were primarily driven by an increase in the average number of transactions per store. We believe we experienced this trend through successfully meeting our customers’ demand for current fashion trends in jewelry and superior customer service in our stores. We have actively employed strategic initiatives in our International division to address the negative comparable store sales trend noted in the second half of Fiscal 2004. These initiatives included sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service. We believe our efforts contributed to our International division’s success in Fiscal 2005, providing comparable store sales of 4%.

The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
Jewelry	56.1%	53.3%	48.1%
Accessories	43.9%	46.7%	51.9%

	100.0%	100.0%	100.0%

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

Gross profit percentages increased by 40 basis points and 230 basis points during Fiscal 2005 and Fiscal 2004, respectively. The primary source of this improvement during Fiscal 2005 was the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in US Dollars. The lower cost was available due to the weakness in the US Dollar as compared to the British Pound and the Euro and approximated $4.4 million. Most of the goods sourced for sale in our International division are purchased in US Dollars. In addition, comparable sales increased at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs; however, these costs were partially offset by higher markdowns recorded at the end of Fiscal 2005 in connection with the Christmas selling season not meeting expectations. Fiscal 2005 also includes $1.5 million of rent expense recorded to account for the cumulative impact of not recording rent expense during the construction period prior to lease commencement. The increased gross profit percentages during Fiscal 2004 were primarily the result of improved merchandise margins relating to the shift in business from accessories to jewelry, as jewelry carries a higher initial markup and profit margin than that of accessories.

Selling, general and administrative expenses increased $36.7 million and $39.1 million in Fiscal 2005 and Fiscal 2004, respectively. These increases are primarily attributable to the increases in compensation paid to store personnel due to average wage increases and additional hours worked in our North American stores and the effects of the weak US Dollar when translating our foreign operations at higher exchange rates. Additional hours worked in the North American stores were necessary to achieve the positive comparable store sales experienced during these periods. In addition, during Fiscal 2005 and Fiscal 2004, increased store, field and corporate bonuses were earned in North America due to the positive comparable store sales and profit results during the period. We also recorded a charge of $8.7 million in the fourth quarter of Fiscal 2004 related to the retirement compensation package of our founder and former Chairman of the Board. As a percentage of Net sales, however, Selling, general and administrative expenses improved by 110 basis points and 70 basis points during Fiscal 2005 and Fiscal 2004, respectively. This improvement was primarily due to comparable store increases greater than the overall increases in the underlying expenses.

Our effective income tax rate for Fiscal 2005 and Fiscal 2004 was 34.0%. During Fiscal 2005, we recorded net benefits to the provision for income taxes totaling approximately $.4 million attributable to concluded state tax examinations that were settled more favorably than anticipated. Included in income taxes for Fiscal 2004 was a tax benefit of approximately $2.8 million related to concluded United States and foreign tax examinations that were settled more favorably than anticipated. Excluding the $2.8 million benefit recorded for Fiscal 2004, our effective income tax rate for Fiscal 2005 has decreased from the previous year due to a greater proportion of earnings from our International operations. This is primarily due to the fact that our combined effective income tax rate for International operations is generally lower than our effective income tax rate for domestic operations. Our effective income tax rate in future periods will depend on several variables, including the mix of earnings between domestic and International operations and our overall level of earnings. Our effective income tax rate could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Income from continuing operations increased by approximately $31.2 million and $37.1 million during each of Fiscal 2005 and Fiscal 2004, respectively. These increases were made possible primarily by the increase in comparable store sales and improved merchandise margins achieved during the period, as well as the leverage attained on our fixed costs.

Seasonality and Quarterly Results

Our business is seasonal by nature, with the Christmas, Easter and back-to-school periods historically accounting for the largest percentage of annual net sales. In Fiscal 2005, the Christmas, Easter and back-to-school periods together accounted for approximately 30% of our annual net sales. See Note 10 of our consolidated financial statements for our quarterly results of operations.

Impact of Inflation

Inflation impacts several of our operating costs including, but not limited to cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products or by increasing sales volumes.

Matters Affecting Comparability

Included within Interest and other income during Fiscal 2005 and Fiscal 2004 is approximately $1.7 million and $1.2 million, respectively, of income recognized on our investment in Claire’s Nippon. We recorded no income during Fiscal 2003 as our portion of losses incurred by Claire’s Nippon were in excess of our investment and advances. Under the equity method of accounting, those losses would not be reflected in our financial statements once our investment and advances were reduced to zero. Store counts for the three years included in the tables above and below exclude Claire’s Nippon stores.

We believe that an understanding of our reported results and our ongoing financial performance is not complete without considering this impact and other transactions, as described within Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Segment Operations

We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Fiscal Year
	2005	2004	2003
Net sales	$906,071	$820,332	$740,838
Comparable store sales	10.0%	10.0%	6.0%
Gross profit percentage	53.9%	54.5%	52.1%
Number of stores at the end of the period (1)	2,119	2,112	2,150

(1)Number of stores excludes Claire’s Nippon

It is our objective to increase sales in North America primarily through generating comparable store sales increases and also by increasing our quantity of our selling square footage.

Net sales in North America during Fiscal 2005 increased by $85.7 million, or 10.5%, from Fiscal 2004, which in turn was $79.5 million, or 10.7% higher than Fiscal 2003. The increase in Net sales was primarily attributable to comparable store sales increases of 10.0% and 10.0% or approximately $80.4 and $72.4 million during Fiscal 2005 and Fiscal 2004, respectively, and were primarily driven by an increase in the number of transactions per store.

The positive comparable sales experienced in North America were across most merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demand for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during Fiscal 2005.

The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003

Jewelry	62.6%	59.7%	54.0%
Accessories	37.4%	40.3%	46.0%

	100.0%	100.0%	100.0%

The higher concentration of sales in jewelry as compared to accessories experienced during Fiscal 2005 and 2004 has had the result of improved gross profit margins due to the higher initial markup realized on jewelry.

International Division

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Fiscal Year
	2005	2004	2003

Net sales	$373,336	$312,502	$260,699
Comparable store sales	4.0%	(2.0)%	2.0%
Gross profit percentage	54.4%	51.7%	49.3%
Number of stores at the end of the period(1)	717	700	653

(1)	Number of stores excludes Claire’s Nippon

It is our objective to increase sales in the International division primarily through store growth and also through comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during Fiscal 2005 increased by $60.8 million, or 19.5%, from Fiscal 2004, which in turn was $51.8 million, or 19.9% higher than Fiscal 2003. The increase in Net sales during Fiscal 2005 was primarily attributable to the net addition of 17 stores, the effects of the weak US Dollar when translating our foreign operations at higher exchange rates of approximately $34.4 million and by comparable store sales increases of 4.0%, or approximately $11.8 million during the period. The comparable store sales increase in Fiscal 2005 was primarily driven by an average increase in the number of units sold in each transaction.

The increase in Net sales during Fiscal 2004 was primarily attributable to the net addition of 47 stores, the effects of the weak US Dollar when translating our foreign operations at higher exchange rates of approximately $29.8 million, offset by comparable store sales decreases of 2.0%, or approximately $5.9 million during the period. We believe that the deterioration of comparable store sales during Fiscal 2004 was caused both by the difficult economic environments in several European countries for which we have store locations and also the deviation from best practices learned and practiced in our North American operations.

The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003

Jewelry	40.3%	36.5%	31.4%
Accessories	59.7%	63.5%	68.6%

	100.0%	100.0%	100.0%

Gross profit percentages improved by 270 basis points in Fiscal 2005 and by 240 basis points in Fiscal 2004. The primary source of this improvement during both fiscal years was the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in US Dollars, or approximately $4.4 million and $2.2 million, respectively. The lower cost was available due to the weakness in the US Dollar as compared to the British Pound and the Euro. Most of the goods sourced for sale in our International division are purchased in US Dollars.

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003

Operating activities	$199,290	$204,407	$167,235
Investing activities	(205,635)	(58,709)	(51,122)
Financing activities	(28,141)	(113,980)	(24,833)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in Fiscal 2005, we generated over $570.9 million of cash flows from operating activities from continuing operations. We ended the year with approximately $191.0 million in cash and cash equivalents and $134.6 million in short-term investments, an overall increase of $101.0 million from the prior year. We ended the year with no debt outstanding. The decrease in cash and cash equivalents was due to cash generated from operations and purchases, net of sales, of short-term investments, offset by capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of short-term investments and inventory (net of customary credit arrangements with vendors), operational costs and the payment of current taxes.

Working capital at the end of Fiscal 2005 was $326.4 million compared to $216.7 million at the end of Fiscal 2004. Changes in working capital reflect higher inventory levels and prepaid expenses, offset by higher accounts payable, which is due to the timing of inventory payments and increased accrued expenses, which reflects the increased bonuses earned by store, field and corporate employees that were not yet paid at the end of the year.

Our $63.6 million of capital expenditures in Fiscal 2005 were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $7.5 million during Fiscal 2005 in intangible assets within our International division which generally represents acquired lease rights on new store locations in certain countries. We expect to fund between $75.0 million and $85.0 million of capital expenditures and $10.0 million to $15.0 million of purchased lease rights in Fiscal 2006 in an effort to continue to remodel and expand our store base. In addition, purchases, net of sales of short-term investments, amounted to $134.6 million during Fiscal 2005.

We also paid dividends of $28.9 million during Fiscal 2005, an increase of approximately $15.6 million from the prior year. Dividends were increased again at the end of Fiscal 2005, and as of March 15, 2005, we expect to pay at least $38.6 million in dividends in Fiscal 2006.

Liquidity and Capital Resources

We entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and is due to expire March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory on hand in the United States. At January 29, 2005, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $2.6 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and bears interest at an initial margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR). The margin is then adjusted periodically based on certain liquidity measurements. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions. This credit facility replaced our prior credit facility, which included a $40.0 million revolving line of credit and a $175.0 million five year term loan.

Our non-US subsidiaries have available credit facilities totaling approximately $843,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 29, 2005, there were no borrowings under these credit facilities.

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

Contractual Obligations and Off Balance Sheet Arrangements

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

As of January 29, 2005, our future financial commitments under our arrangements were as follows:

	Payments Due by Period
Contractual
Obligations		Less than 1			More than
(in millions)	Total	year	1-3 years	3-5 years	5 years
Operating leases for real estate	$856.2	$151.2	$274.1	$217.6	$213.3

Operating leases for equipment and leasehold improvements	10.2	5.8	4.2	.2	—

Letters of credit	2.6	2.6	—	—	—

Total	$869.0	$159.6	$278.3	$217.8	$213.3

In Fiscal 2003, we disposed of our apparel segment, which was comprised of “Mr. Rags” stores, or Lux Corp. As of January 29, 2005, we remained guarantor on certain real estate leases for Mr. Rags store locations with future rental payments of approximately $4.2 million.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46R did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to July 30, 2005. We are evaluating the requirements of SFAS 123R. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 1 of the Notes to consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for “forward-looking statements” made by or on our behalf. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, planned capital expenditures and new store openings for Fiscal 2006, are forward-looking statements within the meaning of the Act and as defined in Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

We believe that the following factors, among others, that are specific to our business, could cause or contribute to our actual results, performance or achievements differing from the future results, performance or achievements expressed or implied in our forward-looking statements:

•	inability to respond to emerging fashion trends, including decreased demand for jewelry

•	changes in customer preference after merchandise has been purchased by us, which could result in markdowns of our sales prices

•	adverse changes in our relationships with designers, vendors and other sources of merchandise

•	inability to adequately stock inventory to meet demand

•	inability to execute our international expansion or successfully integrate our International operations

•	inability to increase comparable store sales at recent historical rates

•	inability to design and implement new information systems, as well as enhance existing systems

•	loss of one or more members of our senior management team

•	disruption in the operation of our North American or International distribution centers

•	inability to negotiate favorable lease terms for new leases or renewal leases

•	delays in anticipated store openings and renovations

•	adverse determinations on litigation matters not covered by insurance

•	inability to formulate or execute a long-term strategic plan

We believe that the following factors, among others, that are general to our business, could cause or contribute to our actual results, performance or achievements differing from the future results, performance or achievements expressed or implied in our forward-looking statements:

•	changes in economic conditions, including, but not limited to, recessionary or inflationary trends, increased gasoline prices affecting travel to our retail locations, and overall consumer confidence

•	potential new competition from both retail stores and alternative methods or channels of distribution

•	impact of seasonal buying patterns, which are difficult to forecast with certainty

•	changes in the cost or availability of a suitable workforce to manage and support our operating strategies, including further increases in the federal minimum wage or enactment of additional state or local “living wage” proposals

•	potential tariffs or trade restrictions imposed on products that we import

•	fluctuation of the US Dollar against foreign currencies

•	adjustments to the exchange rate of the Chinese Yuan from a fixed exchange rate against the US Dollar to a flexible exchange rate which would cause our cost of merchandise imported from China to fluctuate

•	terrorist activities in the US or abroad, as well as the international war on terrorism, or other events resulting in short or long-term disruption in business at our stores, distribution centers or offices

•	disruption of international, national or regional transportation systems, including dock strikes or increased security measures

•	lack of availability or access to sources of inventory

•	imposition of new restrictions or regulations regarding importation of our merchandise or on the composition of the merchandise that we sell

•	occurrence of severe weather events or natural disasters, which could significantly damage or destroy retail locations or prohibit customers from traveling to our retail locations, especially during peak holiday seasons

•	changes in tax rules or regulations applicable to us

•	increases in ocean freight rates

•	inability to timely receive Asian shipments due to the potential emergence of a disease

•	volatility of financial markets

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US Dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We may manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At January 29, 2005, we had not entered into foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During Fiscal 2005, included in comprehensive income and stockholders’ equity is $7.9 million reflecting foreign currency translation. Based on our average net currency positions in Fiscal 2005, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

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

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during Fiscal 2005, a 10% increase in the average effective interest rate in Fiscal 2005 would not have materially impacted our annual interest income or expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004 and the results of their operations and their cash flows for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in the fiscal year ended February 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Claire’s Stores, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/KPMG LLP
Tampa, Florida
April 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Claire’s Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Claire’s Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Claire’s Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Claire’s Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Claire’s Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, and our report dated April 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP
Tampa, Florida
April 12, 2005

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Jan. 29,	Jan. 31,
	2005	2004
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$191,006	$224,630
Short-term investments	134,613	—
Inventories	110,072	92,498
Prepaid expenses and other current assets	57,635	42,895

Total current assets	493,326	360,023

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	238,022	225,425
Leasehold improvements	211,721	186,760

	467,894	430,336
Less accumulated depreciation and amortization	(263,368)	(244,484)

	204,526	185,852

Intangible assets, net	52,474	43,896
Other assets	14,736	16,351
Goodwill	201,067	199,802

	268,277	260,049

Total assets	$966,129	$805,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,994	$37,754
Income taxes payable	30,600	29,148
Accrued expenses	94,344	76,424

Total current liabilities	166,938	143,326

Long term liabilities:
Deferred tax liability	24,293	12,148
Deferred rent expense	19,211	18,000

	43,504	30,148

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 20,000,000 shares, issued and outstanding 5,125,432 shares and 5,221,660 shares, respectively	256	261
Common stock par value $.05 per share; authorized 150,000,000 shares, issued and outstanding 93,858,213 shares and 93,693,448 shares, respectively	4,693	4,685
Additional paid-in capital	50,477	49,392
Accumulated other comprehensive income, net of tax	28,041	20,109
Retained earnings	672,220	558,003

	755,687	632,450

Total liabilities and stockholders’ equity	$966,129	$805,924

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(In thousands, except per share amounts)
Net sales	$1,279,407	$1,132,834	$1,001,537
Cost of sales, occupancy and buying expenses	587,687	524,455	486,858

Gross profit	691,720	608,379	514,679

Other expenses (income):
Selling, general and administrative	430,867	394,152	355,093
Depreciation and amortization	44,882	41,451	37,897
Interest expense	193	2,561	4,435
Interest and other income	(5,858)	(4,207)	(2,869)

	470,084	433,957	394,556

Income from continuing operations before income taxes	221,636	174,422	120,123
Income taxes	75,377	59,384	42,144

Income from continuing operations	146,259	115,038	77,979

Discontinued operation (Note 4):
Loss on disposal of Lux Corp., net of income taxes of $1,865, $0 and $141, respectively	(3,135)	—	(235)

Net loss from discontinued operations	(3,135)	—	(235)

Net income	143,124	115,038	77,744
Foreign currency translation adjustments	7,932	12,890	23,928

Comprehensive income	$151,056	$127,928	$101,672

Net income per share:
Basic:
Income from continuing operations	$1.48	$1.17	$.80
Loss from discontinued operations	(.03)	—	—

Net income per share	$1.45	$1.17	$.80

Diluted:
Income from continuing operations	$1.47	$1.17	$.80
Loss from discontinued operations	(.03)	—	—

Net income per share	$1.44	$1.17	$.80

Weighted average number of shares outstanding:
Basic	98,937	97,955	97,434

Diluted	99,310	98,440	97,782

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of		Number of			Accumulated
	shares of Class A	Class A	shares of		Additional	other
	common	common	common	Common	paid-in	comprehensive	Retained	Treasury
	stock	stock	stock	stock	capital	income	earnings	stock	Total
	(In thousands, except for share amounts)
Balance: February 2, 2002	2,831	$142	45,950	$2,297	$29,871	$(16,709)	$389,039	$(452)	$404,188
Net income	—	—	—	—	—	—	77,744	—	77,744
Class A common stock converted to Common stock	(28)	(2)	28	2	—	—	—	—	—
Stock options exercised	—	—	169	8	2,963	—	—	—	2,971
Cash dividends ($.08 per Common share and $.04 per Class A common share)	—	—	—	—	—	—	(7,577)	—	(7,577)
Foreign currency translation adjustment	—	—	—	—	—	23,928	—	—	23,928
Retirement of treasury stock	(110)	(5)	—	—	—	—	(447)	452	—

Balance: February 1, 2003	2,693	135	46,147	2,307	32,834	7,219	458,759	—	501,254
Net income	—	—	—	—	—	—	115,038	—	115,038
Class A common stock converted to Common stock	(83)	(5)	83	5	—	—	—	—	—
Effect of 2 for 1 stock split	2,612	131	46,471	2,323	—	—	(2,454)	—	—
Stock options exercised, including tax benefit	—	—	992	50	16,558	—	—	—	16,608
Cash dividends ($.14 per Common share and $.07 per Class A common share)	—	—	—	—	—	—	(13,340)	—	(13,340)
Foreign currency translation adjustment	—	—	—	—	—	12,890	—	—	12,890

Balance: January 31, 2004	5,222	261	93,693	4,685	49,392	20,109	558,003	—	632,450
Net income	—	—	—	—	—	—	143,124	—	143,124
Class A common stock converted to Common stock	(97)	(5)	97	5	—	—	—	—	—
Stock options exercised, including tax benefit	—	—	68	3	1,085	—	—	—	1,088
Cash dividends ($.30 per Common share and $.15 per Class A common share)	—	—	—	—	—	—	(28,907)	—	(28,907)
Foreign currency translation adjustment	—	—	—	—	—	7,932	—	—	7,932

Balance: January 29, 2005	5,125	$256	93,858	$4,693	$50,477	$28,041	$672,220	$—	$755,687

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$143,124	$115,038	$77,744
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations, net of tax benefit	3,135	—	235
Impairment of intangible assets	—	—	961
Impairment of long-lived assets	—	—	2,728
(Gain) loss on sale of intangible assets	(170)	(409)	137
Depreciation and amortization	44,882	41,451	37,897
Amortization of intangible assets	1,129	1,211	726
Loss on retirement of property and equipment	3,253	2,923	2,262
Tax benefit of stock options	323	3,900	—
Stock option compensation expense	—	2,416	—
(Increase) decrease in -
Inventories	(15,959)	(1,192)	(6,784)
Prepaid expenses and other assets	(4,830)	(1,330)	2,663
Increase (decrease) in -
Trade accounts payable	3,489	200	10,126
Income taxes payable	3,657	15,638	8,086
Accrued expenses	11,725	22,393	16,919
Deferred income taxes	4,502	797	12,300
Deferred rent expense	1,030	1,371	1,121

Net cash provided by continuing operations	199,290	204,407	167,121
Net cash provided by discontinued operations	—	—	114

Net cash provided by operating activities	199,290	204,407	167,235

Cash flows from investing activities:
Acquisition of property and equipment	(63,567)	(48,838)	(45,448)
Acquisition of intangible assets	(7,455)	(9,871)	(6,885)
Purchase of short-term investments	(246,234)	—	—
Sale of short-term investments	111,621	—	1,563
Capital expenditures of discontinued operations	—	—	(352)

Net cash used in investing activities	(205,635)	(58,709)	(51,122)

Cash flows from financing activities:
Principal payments on term loan	—	(85,932)	(20,227)
Principal payments on lines of credit	—	(25,000)	—
Proceeds from stock options exercised	766	10,292	2,971
Dividends paid	(28,907)	(13,340)	(7,577)

Net cash used in financing activities	(28,141)	(113,980)	(24,833)

Effect of foreign currency exchange rate changes on cash and cash equivalents	862	(2,570)	4,290

Net increase (decrease) in cash and cash equivalents	(33,624)	29,148	95,570

Cash and cash equivalents at beginning of period	224,630	195,482	99,912

Cash and cash equivalents at end of period	$191,006	$224,630	$195,482

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers and young adults. The Company operates stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France, Ireland and Japan.

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

Reclassifications — The consolidated financial statements include certain reclassifications of prior period amounts in order to conform to current year presentation.

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes and contingencies and litigation. Actual results could differ from these estimates.

Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2005 consisted of 52 weeks and ended on January 29, 2005, Fiscal year 2004 consisted of 52 weeks and ended on January 31, 2004 and Fiscal year 2003 consisted of 52 weeks and ended on February 1, 2003.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Short-term Investments — All short-term investments are classified as available-for-sale and are carried at par plus accrued interest, which approximates fair value. There were no unrealized gains or losses at January 29, 2005. At January 29, 2005, these investments consist of auction rate securities with original maturities over 90 days. The cost of securities sold is based on the specific identification method.

The Company views its portfolio of auction rate securities with maturity beyond 90 days to be available for use in current operations and has accordingly classified such marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and S.A.G., while the UK, Ireland and France use average cost. Approximately 18% and 16% of the Company’s inventory was maintained using the average cost method in Fiscal 2005 and 2004, respectively.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets include the following components as of the period indicated (dollars in thousands):

	Jan. 29,	Jan. 31,
	2005	2004
Prepaid Rent	$26,696	$25,843
Deferred tax asset	12,246	3,544
Other	18,693	13,508

	$57,635	$42,895

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

The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 144, whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. The Company recorded no impairment charges during the year ended January 31, 2004 or January 29, 2005. The Company recorded approximately $2.7 million during the year ended February 1, 2003 related to fixed assets in the International segment due to those assets not being recoverable by discounted cash flows. The impairment charge is included within the financial statement caption “Selling, general and administrative” expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income.

Goodwill — Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company had $201.1 million and $199.8 million of unamortized goodwill at January 29, 2005 and January 31, 2004, respectively. The Company had $18.2 million and $18.1 million of accumulative goodwill amortization at January 29, 2005 and January 31, 2004, respectively.

SFAS 142 required the Company upon its adoption to reassess the value of, and useful lives assigned to, intangible assets including goodwill to determine whether the value is impaired. The first step of this impairment test required the Company, within the first six months of Fiscal 2003, to determine the fair value of its reporting units, as defined by SFAS 142, and compare it to the carrying value of the net assets allocated to the reporting units. If this fair value exceeded the carrying value, no further analysis was required. If the fair value of the reporting unit was less than the carrying value of the net assets, the Company was required to perform step two of the impairment test, which required the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. The Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at February 3, 2002.

SFAS 142 also requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in the Company’s statement of operations. The Company performed these impairment tests as of the first day of the fourth quarter of Fiscal 2004 and Fiscal 2005 and determined that no impairment exists.

Other Assets — Other assets primarily include deposits and the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases. The prepaid lease payments are amortized on a straight line basis over the respective lease terms, typically ranging from four to seven years. Also included is the Company’s investment in its unconsolidated subsidiary in the amount of $3.2 million and $1.2 million at January 29, 2005 and January 31, 2004, respectively.

Intangible Assets — The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights was determined through the use of third-party valuations. In addition, the Company makes investments through its International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the market value of its intangible assets periodically and records an impairment charge when the Company believes the carrying amount of the asset is not recoverable. The Company recorded impairment charges of approximately $1.0 million in Fiscal 2003, included within selling, general and administrative expenses, because the market value of certain lease rights included in its International segment were determined to be less than their carrying values. No impairment charges related to these assets were recorded during Fiscal 2005 and Fiscal 2004. The following table summarizes certain information regarding intangible assets at the respective periods, (dollars in thousands):

	Jan. 29,		Jan. 31,
	2005		2004
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
Amortizable lease rights	$19,275	$10,218	$18,455	$9,000
Non-amortizable lease rights	43,417	—	34,441	—

	$62,692	$10,218	$52,896	$9,000

			Weighted Average
	Non-Amortizable	Amortizable	Amortization
	Amount	Amount	Period for Amortizable
Amortizable Lease Right Acquisitions	Acquired	Acquired	Lease Rights Acquisitions
			(in years)
January 29, 2005	$7,310	$913	10.3

January 31, 2004	$9,348	$1,045	9.0

February 1, 2003	$6,840	$244	9.5

Amortization expense on these intangible assets is expected to be approximately $1.0 million for each of the next five years. The weighted average amortization period of amortized intangible assets as of January 29, 2005 approximates 14 years.

Accrued Expenses — Accrued expenses include the following components as of the period indicated (dollars in thousands):

	Jan. 29,	Jan. 31,
	2005	2004
Compensation and benefits	$39,464	$33,056
Sales and local taxes	9,529	9,172
Gift cards	11,625	7,825
Other	33,726	26,371

	$94,344	$76,424

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in accrued expenses.

Cost of Sales — Included within the Company’s Consolidated Statement of Operations line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its three distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution center is included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses”. These distribution center costs were approximately $10.7 million, $9.2 million and $9.0 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

Basic and Diluted Shares — Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options plus the number of shares included in basic net income per share. Options to purchase 326,604 and 328,346 shares of common stock, at $16.93 per share and prices ranging from $10.78 to $15.13 per share, respectively, were outstanding for the years ended January 31, 2004 and February 1, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the respective fiscal year. All options outstanding at January 29, 2005 were included in the calculation of diluted shares.

Income Taxes — The Company accounts for income taxes under the provisions of SFAS 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into US Dollars. Assets and liabilities are translated at current exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of current assets and current liabilities. Current assets and liabilities approximate fair market value.

Derivative Instruments and Hedging Activities — The Company accounts for derivatives and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Certain Hedging

Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company is exposed to market risk from foreign exchange rates. The Company continues to evaluate these risks and continues to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. The Company enters into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. These foreign currency options are designated as cash flow hedges, as defined by SFAS 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these foreign currency options are included in other comprehensive income. Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the foreign currency options are reclassified from accumulated other comprehensive income and recognized in earnings. The unrealized losses related to the import merchandise purchase program contracts, which were recorded in other comprehensive income, were not material for each period presented.

Stock Options — SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148 (dollars in thousands, except share data).

	Fiscal Year Ended
	2005	2004	2003
Net income – as reported	$143,124	$115,038	$77,744
Stock-based employee compensation expense not included in reported net income, net of tax	(1,944)	(1,649)	(840)
Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Net income – pro forma	141,180	113,389	76,904
Basic net income per share – as reported	1.45	1.17	.80
Basic net income per share – pro forma	1.43	1.16	.79
Diluted net income per share – as reported	1.44	1.17	.80
Diluted net income per share – pro forma	1.42	1.15	.79

Recent Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”. The interpretation requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to July 30, 2005. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R.

2. STATEMENTS OF CASH FLOWS

Payments of income taxes were $67.9 million in Fiscal 2005, $43.6 million in Fiscal 2004 and $20.5 million in Fiscal 2003. Payments of interest were $.2 million in Fiscal 2005, $2.7 million in Fiscal 2004 and $4.5 million in Fiscal 2003.

3. CREDIT FACILITIES

The Company entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, primarily on the amount of inventory on hand in the United States. At January 29, 2005, the entire amount of $60.0 million would have been available for borrowing by the Company. The credit facility is cancelable without penalty and bears interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR). The margin is adjusted periodically based on certain liquidity measurements. The Company also had $2.6 million of issued letters of credit which are supported and considered drawn against the line of credit.

In December of 1999, the Company entered into a credit facility pursuant to which the Company financed $200.0 million of the purchase price for Afterthoughts. The credit facility included a $40.0 million revolving line of credit which would have matured on December 1, 2004, and a $175.0 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility was prepayable without penalty and bore interest at a margin of 100 basis points over the LIBOR. The margin was adjusted periodically based on the Company’s performance as it related to certain financial covenants. The Company terminated this facility on March 31, 2004.

The Company’s non-US subsidiaries have available credit facilities totaling approximately $843,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 29, 2005, there were no borrowings on these credit facilities.

4. COMMITMENTS AND CONTINGENCIES

Leasing — The Company leases its retail stores, offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2030 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years ended January 29, 2005 is set forth below (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Minimum store rentals	$154,994	$143,067	$132,981
Store rentals based on net sales	4,700	3,767	2,951
Other rental expense	17,796	22,605	23,260

Total rental expense from continuing operations	$177,490	$169,439	$159,192

Fiscal 2005 also includes $1.5 million of rent expense recorded to account for the cumulative impact of not recording rent expense during the construction period prior to lease commencement.

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2006	$157,044
2007	145,484
2008	132,797
2009	116,503
2010	101,242
Thereafter	213,289

$866,359

Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties.

In other leases, some of these costs are included in the basic contractual rental payments. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indexes.

SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by the Company on February 2, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the International division. The cumulative effect adjustment recognized upon adoption of this standard and its impact on our results of operations or financial condition for each of the earlier periods presented was not material. The Company had retirement obligations of $1.3 million and $1.5 million recorded at January 29, 2005 and January 31, 2004, respectively.

In Fiscal 2003, the Company disposed of its apparel segment, which was comprised of “Mr. Rags” stores, or Lux Corp. At January 29, 2005, the Company remains guarantor on certain real estate leases for Mr. Rags store locations with future rental payments of approximately $4.2 million.

Foreign Currency Options — From time to time, the Company has entered into short-term foreign currency options to hedge exposure to currency fluctuations between the British Pound and the US Dollar. These contracts are accounted for as cash-flow hedges and are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in the accumulated other comprehensive income. The amount recognized in relation to these contracts was not material.

The counterparty to the Company’s foreign currency options is a major financial institution. The credit ratings and concentration of risk of the financial institution is monitored on a continuing basis. In the unlikely event that the counterparty fails to meet the terms of a foreign currency contract, the Company’s exposure is limited to the foreign currency rate difference.

Legal — The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect trademark rights. In May 2002, the Company sold the stock of Lux Corporation d/b/a Mr. Rags, and discontinued the operations of its apparel segment. In January 2003, Lux Corporation filed for bankruptcy, and on November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, filed a complaint against the

Company in the United States Bankruptcy Court for the Central District of California. This litigation has been settled for $5 million ($3.1 million net of income taxes). The settlement was approved by the bankruptcy court, without objection by any party in interest, on April 5, 2005. The Company expects that a final order will be entered later this month. Provided that no appeal is filed or rehearing sought within 10 days after entry, the order will become final 10 days after its entry. The settlement represents return of proceeds the Company received as a result of the sale, and has been recorded during fiscal year 2005 within the financial statement line item “Net loss from discontinued operations.” The Company believes that current pending litigation will not have a material adverse effect on its financial position, earnings or cash flows.

Other
Approximately 50% of the merchandise purchased by the Company was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.

In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. Management estimated that the retirement package would cost the Company approximately $8.7 million, which was recorded in the Company’s Statement of Operations within expenses titled “Selling, general and administrative”. At January 29, 2005, the Company’s estimated remaining liability relating to this package was approximately $5.2 million.

5. STOCKHOLDERS’ EQUITY

Stock Split — On November 4, 2003, the Company’s Board of Directors announced a 2-for-1 stock split of its Common stock and Class A common stock in the form of a 100% stock dividend distribution. On December 19, 2003, 46,471,815 shares of Common stock and 2,611,989 shares of Class A common stock were distributed to stockholders. Stockholders’ equity has been adjusted to give recognition of the stock split by reclassifying from retained earnings to the Common stock and Class A common stock accounts the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company’s stock have been restated.

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

Treasury Stock — Treasury stock acquired is recorded at cost. The Company may use treasury stock to fulfill its obligations under its stock option plans. When stock is issued pursuant to the stock option plans, the difference between the cost of treasury stock issued and the option price is charged or credited to additional paid-in capital. In January 2003, the Company retired these shares.

Rights to Purchase Series A Junior Participating Preferred Stock — The Company’s Board of Directors adopted a stockholder rights plan (“the Rights Plan”) in May 2003. The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130.00, subject to adjustment, for each outstanding share of Common stock and Class A common stock they own. These rights are only exercisable if a single person or company acquires 15% or more of the outstanding shares of the Company’s common stock. If the Company were acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price. The Company may redeem the rights for $.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on May 30, 2013.

6. STOCK OPTIONS

On March 12, 2003, the Claire’s Stores, Inc. 1996 Stock Option Plan was amended and restated to, among other things, change the name of the 1996 Plan to the “Claire’s Stores, Inc. 1996 Incentive Compensation Plan” (as amended and restated, the “1996 Plan”). Under the 1996 Plan, the Company may grant either incentive stock options or non-qualified stock options to purchase up to 8,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 1,000,000. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

Incentive stock options currently outstanding are exercisable at various rates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

Options to purchase an additional 1,082,971 shares were outstanding, but not yet exercisable, at January 29, 2005 under the 1996 Plan. There were 7,295,792 shares of Common stock available for future option grants under the 1996 Plan at January 29, 2005 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company’s stock option plans is presented below:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	1,266,868	$14.23	1,669,096	$8.52	2,569,954	$9.40
Options granted	350,000	$19.01	900,000	$16.77	—	—
Options exercised	(68,555)	$11.16	(1,235,728)	$8.30	(337,612)	$8.39
Options canceled	(36,500)	$15.96	(66,500)	$15.34	(563,246)	$12.63

Outstanding at end of period	1,511,813	$15.40	1,266,868	$14.23	1,669,096	$8.52

Exercisable at end of period	428,842	$12.39	189,534	$8.73	978,648	$8.14

Weighted average fair value of options granted during the period (see below)		$10.19		$8.98		N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Expected dividend yield	1.30%	1.40%	N/A
Expected stock price volatility	50.00%	50.00%	N/A
Risk-Free interest rate	4.60%	4.70%	N/A
Expected life of options	7 years	7 years	N/A

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Shares	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Shares	Price
$4.00 to $5.95	27,500	1.05	$4.18	25,000	$4.00
$5.96 to $8.96	100,000	1.48	$8.96	100,000	$8.96
$8.97 to $13.40	296,813	5.32	$10.62	141,342	$11.08
$16.93 to $22.04	1,087,500	8.76	$17.58	162,500	$16.93

$4.00 to $22.04	1,511,813	7.46	$15.40	428,842	$12.39

The Company adopted SFAS 123, “Accounting for Stock-Based Compensation”, issued in October 1995. As permitted under the provisions of SFAS 123, the Company applies the principles of APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost in earnings.

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

7. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $.50, up to 2% of the employee’s salary. In Fiscal 2005, Fiscal 2004 and Fiscal 2003, the cost of Company matching contributions was $509,000, $603,000 and $507,000, respectively.

Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan totaled $4.6 million, $2.4 million and $1.3 million at January 29, 2005, January 31, 2004 and February 1, 2003, respectively. The obligations under the plan are included in accrued expenses. Total Company contributions were $313,000, $197,000 and $151,000 in Fiscal 2005, 2004 and 2003, respectively.

8. INCOME TAXES

Income before income taxes from continuing operations is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Domestic	$155,497	$125,567	$97,239
Foreign	66,139	48,855	22,884

	$221,636	$174,422	$120,123

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
Federal:
Current	$55,299	$38,307	$26,880
Deferred	3,557	5,664	5,881

	58,856	43,971	32,761

State:
Current	4,679	3,970	3,783
Deferred	369	587	700

	5,048	4,557	4,483

Foreign:
Current	10,836	9,373	4,900
Deferred	637	1,483	—

	11,473	10,856	4,900

Total income tax expense from continuing operations	75,377	59,384	42,144
Tax benefit of discontinued operations	(1,865)	—	(141)

Total income tax expense	$73,512	$59,384	$42,003

The approximate tax effects on the significant components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Fiscal Year Ended
	Jan. 29,	Jan. 31,	Feb. 1,
	2005	2004	2003
Deferred tax assets:
Depreciation	$—	$—	$88
Accrued expenses	4,193	2,647	2,555
Deferred rent	3,555	3,265	2,844
Discontinued operations	3,023	1,250	1,589
Compensation & benefits	3,921	3,469	959
Net operating loss carryforwards	6,388	5,236	4,096
Other	1,381	1,567	870

Total gross deferred tax assets	22,461	17,434	13,001

Valuation allowance	(5,884)	(5,236)	(4,096)

Total deferred tax assets, net	16,577	12,198	8,905

Deferred tax liabilities:
Depreciation	9,139	3,804	—
Operating leases	1,034	2,069	3,564
Intangible asset amortization	17,607	12,962	11,809
Other	844	848	233

Total deferred tax liabilities	28,624	19,683	15,606

Net deferred tax liability	$(12,047)	$(7,485)	$(6,701)

The provision for income taxes from continuing operations differs from an amount computed at the statutory federal rate as follows:

	Jan. 29,	Jan. 31,	Feb. 1,
	2005	2004	2003
US income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign income tax benefit at less than domestic rate	(6.0)	(5.3)	(5.5)
State and local income taxes, net of federal tax benefit	1.7	1.7	2.3
Other, net	3.3	2.6	3.3

	34.0%	34.0%	35.1%

Our effective income tax rate for Fiscal 2005 and Fiscal 2004 was 34%. During Fiscal 2005, the Company recorded net benefits to the provision for income taxes totaling approximately $.4 million attributable to concluded state tax examinations that were settled more favorably than anticipated. During Fiscal 2004, the Company recorded net benefits to the provision for income taxes totaling $2.8 million attributable to concluded United States and foreign tax examinations that were settled more favorably than anticipated. In addition, our tax rate is impacted by tax planning, marginally lower worldwide tax rates and the change in the mix of income attributed to the various countries in which we do business.

As of January 29, 2005 and January 31, 2004, net current deferred income tax assets of $12.2 million and $3.5 million, respectively, are classified as Other Current Assets in the accompanying Consolidated Balance Sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to the uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

As of January 29, 2005, foreign subsidiaries of the Company had available net operating loss (“NOL”) carry forwards of approximately $16.0 million ($5.7 million after-tax) for foreign income tax purposes, all of which has an indefinite expiration. Generally, a valuation allowance of $15.7 million ($5.5 million after-tax) has been established for these carry forwards because the ability to utilize them is uncertain. Additionally, the Company had available state NOL carry forwards of approximately $28.0 million ($.7 million after-tax) for domestic state income tax purposes. The state carry forwards are subject to various expiration dates pursuant to the applicable statutes of the respective taxing jurisdictions. A valuation allowance of $6.8 million ($.4 million after-tax) has been established for these carry forwards because the ability to utilize them is uncertain.

A change in the valuation allowance of $.7 million from Fiscal 2004 to Fiscal 2005 was primarily the result of an increase in NOL carry forwards for current year losses in the Company’s foreign subsidiaries. The net change in the total valuation allowance for the years ended Fiscal 2005, 2004, and 2003 was an increase of $.7 million, $1.1 million, and $1.3 million, respectively.

As of January 29, 2005, there are accumulated unremitted earnings from the Company’s foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $42.7 million would be due upon repatriation.

Accumulated Other Comprehensive Income at January 29, 2005 and January 31, 2004 includes $7.0 million and $5.8 million, respectively, resulting in an increase of $1.2 million related to the income tax effect of unrealized gains on foreign currency translation within the Company’s foreign subsidiaries.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in Fiscal 2006. The Company is currently reviewing the provisions of the new law and has not yet determined the impact, if any, upon future financial statements.

9. RELATED PARTY TRANSACTIONS

The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Each of our two Co-Chairmen have an approximately 32% ownership interest in the general partnership, and our Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During Fiscal 2005, 2004, and 2003, the Company paid Rowland Schaefer & Associates, Inc. $1,147,000, $900,000, and $874,000, respectively, for rent, real estate taxes, and operating expenses as required under the lease. After obtaining approval of the Company’s Corporate Governance/Nominating Committee, the Company executed a new lease in January 2004 which expires on December 31, 2013.

The Company leases retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by the Company’s two Co-Chairmen and another sister of the Company’s Co-Chairmen. During Fiscal 2005, 2004 and 2003, the Company paid $293,000, $282,000 and $281,000, respectively, for rent to 720 Lexington Realty LLC. During Fiscal 2005, 2004 and 2003, the terms under the lease with 720 Lexington Realty LLC were the same terms as were in effect since September 1994 when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expired on January 31, 2005 and the Company’s Corporate Governance/Nominating Committee approved the terms of a new lease in January 2005. The new lease terms provide for a five-year term with a five year renewal option, and annual rental payments of $460,000 (exclusive of real estate taxes and other operating expenses to be paid by the Company under the lease).

Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.

10. SELECTED QUARTERLY FINANCIAL DATA

     (Unaudited)

	Fiscal Year Ended January 29, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(In thousands except per share amounts)
Net sales	$281,591	$305,223	$296,702	$395,891	$1,279,407
Gross profit	156,067	163,303	157,470	214,880	691,720
Income from continuing operations	27,692	32,745	27,158	58,664	146,259
Loss on disposal of discontinued operations	—	—	—	3,135	3,135
Net income	27,692	32,745	27,158	55,529	143,124

Basic net income per share
Income from continuing operations	$.28	$.33	$.27	$.59	$1.48
Loss from discontinued operations	—	—	—	(.03)	(0.03)

Net income	$.28	$.33	$.27	$.56	$1.45

Diluted net income per share
Income from continuing operations	$.28	$.33	$.27	$.59	$1.47
Loss from discontinued operations	—	—	—	(.03)	(.03)

Net income	$.28	$.33	$0.27	$.56	$1.44

	Fiscal Year Ended January 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
		(In thousands except per share amounts)
Net sales	$239,756	$264,949	$264,146	$363,983	$1,132,834
Gross profit	124,616	137,865	139,212	206,686	608,379
Net income	15,565	22,181	25,253	52,039	115,038

Basic net income per share:	$.16	$.23	$.26	$.53	$1.17

Diluted net income per share:	$.16	$.23	$.26	$.53	$1.17

Included in Net income during the fourth quarter of the Fiscal year ended January 31, 2004 is approximately $8.7 million attributable to the retirement compensation package awarded to the Company’s founder and former Chairman of the Board.

11. SEGMENT REPORTING

The Company is primarily organized based on the geographic markets in which it operates. Under this organizational structure, the Company currently has two reportable segments: North America and International.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal Year Ended
	2005	2004	2003
Net sales:
North America	$906,071	$820,332	$740,838
International	373,336	312,502	260,699

Total net sales	$1,279,407	$1,132,834	$1,001,537

Operating income:
North America	$195,689	$165,279	$126,370
International	65,164	48,948	33,216

Total operating income	$260,853	$214,227	$159,586

Depreciation and amortization:
North America	$29,046	$27,222	$26,295
International	15,836	14,229	11,602

Total depreciation and amortization	$44,882	$41,451	$37,897

Interest expense:
North America	$171	$2,530	$4,094
International	22	31	341

Total interest expense	$193	$2,561	$4,435

Interest and other income:
North America	$(3,851)	$(2,860)	$(1,868)
International	(2,007)	(1,347)	(1,001)

Total interest and other income	$(5,858)	$(4,207)	$(2,869)

Income from continuing operations before income taxes:
North America	$170,323	$138,387	$97,849
International	51,313	36,035	22,274

Total income from continuing operations before income taxes	$221,636	$174,422	$120,123

Income taxes:
North America	$68,484	$52,578	$39,923
International	6,893	6,806	2,221

Total income taxes	$75,377	$59,384	$42,144

Income from continuing operations:
North America	$101,839	$85,809	$57,926
International	44,420	29,229	20,053

Total income from continuing operations	$146,259	$115,038	$77,979

Goodwill:
North America	$170,650	$170,650	$170,650
International	30,417	29,152	27,225

Total goodwill	$201,067	$199,802	$197,875

Total assets:
North America	$668,772	$542,763	$536,132
International	297,357	263,161	201,997

Total assets	$966,129	$805,924	$738,129

Capital Expenditures
North America	$46,930	$33,331	$29,052
International	16,637	15,507	16,396
Discontinued operation	—	—	352

Total capital expenditures	$63,567	$48,838	$45,800

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America. Operating income represents Gross profit less Selling, general and administrative costs. Approximately 19%, 19% and 19% of the Company’s Net sales were in the United Kingdom for Fiscal Years 2005, 2004 and 2003, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in this Annual Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

     There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

     None.

PART III.

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accounting Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

	(2	)(a)	Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998 (incorporated by reference to exhibit 2 (a) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

	(2	)(b)	Asset Purchase Agreement, dated as of November 1, 1999, by and between the Company, Venator Group, Inc., Venator Group Specialty, Inc., Venator Group Canada, Inc., Afterthoughts Boutiques, Inc. and Afterthoughts (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(2	)(c)	Agreement and Plan of Merger, dated as of April 28, 2000, by and between Claire’s Stores, Inc. and CSI Florida Acquisition, Inc. (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(2	)(d)	Stock Purchase Agreement, dated as of May 17, 2002, by and among Mr. Rags Acquisition, Inc., Claire’s Stores, Inc. and Lux Corporation d/b/a Mr. Rags (omitted schedules will be furnished supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002).

(3	)(a)	Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2000).

(3	)(b)	Amended and Restated Bylaws of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2004).

(3	)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(4	)(a)	Rights Agreement, effective May 30, 2003 between Claire’s Stores, Inc. and Wachovia Bank, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Articles of Amendment Designating the Series A Junior Participating Preferred Stock of Claire’s Stores, Inc.; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Shares of Claire’s Stores, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 23, 2003).

(10	)(a)	1996 Incentive Compensation Plan of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders).

(10	)(b)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10	)(c)	Claire’s Stores, Inc. Management Deferred Compensation Plan effective as of July 26, 1999, as amended (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K filed on May 2, 2003).

(10	)(d)	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10	)(e)	Retirement Agreement dated December 2003 between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10	)(f)	Loan and Security Agreement dated March 31, 2004 by and among, the Company, as lead borrower for BMS Distributing Corp., Claire’s Boutiques, Inc., CBI Distributing Corp., and Claire’s Puerto Rico Corp., Fleet Retail Group, Inc., as administrative agent for and the revolving credit lenders and other financial institutions or entities from time to time parties thereto, and Fleet National Bank as issuer (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10	)(g)	Employment Agreement, dated February 11, 2005, between the Company and E. Bonnie Schaefer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005).

(10	)(h)	Employment Agreement, dated February 11, 2005, between the Company and Marla Schaefer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005).

(10	)(i)	2005 Incentive Compensation Plan.(1)

(21)		Subsidiaries of the Company.(1)

(23)		Consent of KPMG LLP.(1)

(24)		Power of Attorney (included on signature page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(a), (10)(b), (10)(c), (10)(e), (10)(g), (10)(h) and (10)(i).

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

CLAIRE’S STORES, INC.

April 12, 2005	By:	/s/ Marla Schaefer

Marla Schaefer, Co-Chief Executive Officer

April 12, 2005	By:	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer, Co-Chief Executive Officer

April 12, 2005	By:	/s/ Ira D. Kaplan

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

April 12, 2005	/s/ Marla Schaefer

Marla Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 12, 2005	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 12, 2005	/s/ Ira D. Kaplan

Ira D. Kaplan, Senior Vice President, Chief
Financial Officer and Director (principal financial and accounting officer and director)

April 12, 2005	/s/ Martha Clark Goss

Martha Clark Goss, Director

April 12, 2005	/s/ Todd D. Jick

Todd D. Jick, Director

April 12, 2005	/s/ Ann Spector Lieff

Ann Spector Lieff, Director

April 12, 2005	/s/ Bruce G. Miller

Bruce G. Miller, Director

April 12, 2005	/s/ Steven H. Tishman

Steven H. Tishman, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)	2005 Incentive Compensation Plan

21	Subsidiaries of the Company

23	Consent of KPMG LLP.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.