Form 10-Q
period 2005-04-30
CLAIRES STORES INC
filed 2005-06-08
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of May 27, 2005 was 94,068,740 and 5,122,245, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at April 30, 2005 and January 29, 2005	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended April 30, 2005 and May 1, 2004	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2005 and May 1, 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits	16

SIGNATURE PAGE	17
Amended & Restated 1996 Incentive Plan
Amended & Restated 2005 Incentive Plan
2005 Management Deferred Compensation Plan
Section 302 Certification of Co-CEO
Section 302 Certification of Co-CEO
Section 302 Certification of CFO
Section 906 Certification of Co-CEO
Section 906 Certification of Co-CEO
Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 30, 2005	Jan. 29, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$316,077	$191,006
Short-term investments	—	134,613
Inventories	117,077	110,072
Prepaid expenses and other current assets	69,840	57,635

Total current assets	502,994	493,326

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	242,367	238,022
Leasehold improvements	219,416	211,721

	479,934	467,894
Less accumulated depreciation and amortization	(271,649)	(263,368)

	208,285	204,526

Intangible assets, net	53,846	52,474
Other assets	13,716	14,736
Goodwill	200,989	201,067

	268,551	268,277

Total assets	$979,830	$966,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$59,307	$41,994
Income taxes payable	27,486	30,600
Accrued expenses	74,174	94,344

Total current liabilities	160,967	166,938

Long-term liabilities:
Deferred tax liability	23,740	24,293
Deferred rent expense	20,094	19,211

	43,834	43,504

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $.05 per share; authorized 40,000,000 shares, issued and outstanding 5,122,751 shares and 5,125,432 shares, respectively	256	256
Common stock par value $.05 per share; authorized 300,000,000 shares, issued and outstanding 94,048,634 shares and 93,858,231 shares, respectively	4,703	4,693
Additional paid-in capital	51,418	50,477
Accumulated other comprehensive income, net of tax	26,387	28,041
Retained earnings	692,265	672,220

	775,029	755,687

Total liabilities and stockholders’ equity	$979,830	$966,129

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
	(In thousands, except per share amounts)
Net sales	$302,708	$281,591
Cost of sales, occupancy and buying expenses	138,695	125,524

Gross profit	164,013	156,067

Other expenses (income):
Selling, general and administrative	110,462	104,245
Depreciation and amortization	12,348	10,659
Interest expense	55	30
Interest and other income	(1,961)	(1,210)

	120,904	113,724

Income before income taxes	43,109	42,343
Income taxes	13,407	14,651

Net income	29,702	27,692

Foreign currency translation adjustments	(1,654)	(5,063)

Comprehensive income	$28,048	$22,629

Net income per share:
Basic	$0.30	$0.28

Diluted	$0.30	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$29,702	$27,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,348	10,659
Amortization of intangible assets	261	287
Stock compensation expense	640	—
Loss on retirement of property and equipment	630	694
Gain on sale of intangible assets	—	(169)
(Increase) decrease in -
Inventories	(6,962)	(16,144)
Prepaid expenses and other assets	(12,153)	(10,045)
Increase (decrease) in -
Trade accounts payable	17,355	14,139
Income taxes payable	(3,157)	(4,212)
Accrued expenses	(20,224)	(7,156)
Deferred income taxes	246	2,139
Deferred rent expense	892	(207)

Net cash provided by operating activities	19,578	17,677

Cash flows from investing activities:
Acquisition of property and equipment	(17,031)	(17,220)
Acquisition of intangible assets	(2,407)	(1,523)
Purchases of short-term investments	(82,334)	—
Sales of short-term investments	216,947	—

Net cash provided by (used in) investing activities	115,175	(18,743)

Cash flows from financing activities:
Proceeds from stock options exercised	311	23
Dividends paid	(9,657)	(5,778)

Net cash used in financing activities	(9,346)	(5,755)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(336)	(270)

Net increase (decrease) in cash and cash equivalents	125,071	(7,091)

Cash and cash equivalents at beginning of period	191,006	224,630

Cash and cash equivalents at end of period	$316,077	$217,539

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of our significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Earnings Per Share

The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Numerator:
Net income	$29,702	$27,692

Denominator:
Weighted average number of shares outstanding
Basic	98,994	98,916
Effect of dilutive stock options	359	325
Effect of dilutive restricted stock awards	5	—

Diluted	99,358	99,241

Net income per share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

All outstanding options for the three months ended April 30, 2005 and May 1, 2004 were included in the computation of diluted earnings per share.

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

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Net income – as reported	29,702	$27,692
Stock-based employee compensation
expense determined under the fair
value based methods, net of income tax	(890)	(521)
Stock-based employee compensation
expense included in reported net
income, net of income tax	416	—

Net income – pro forma	$29,228	$27,171

Basic net income per share – as reported	$0.30	$0.28
Basic net income per share – pro forma	$0.30	$0.27
Diluted net income per share – as reported	$0.30	$0.28
Diluted net income per share – pro forma	$0.29	$0.27

4. New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 15, 2005, the Securities and Exchange Commission announced an amendment to the compliance dates for SFAS 123R that delays the effective date for annual periods beginning after June 15, 2005. The Company will be required to recognize the expense attributable to stock options granted or vested subsequent to January 28, 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.

5. Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes these results within “Interest and other income” in the Company’s Statement of Operations within the Company’s North American division. Net sales and Income before income taxes for the periods presented were as follows (dollars in thousands):

	Net Sales		Income Before Income Taxes
	Three Months Ended		Three Months Ended
	Apr. 30,	May 1,	Apr. 30,	May 1,
	2005	2004	2005	2004
North America	$216,340	$208,200	$41,297	$41,993
International	86,368	73,391	1,812	350

Total	$302,708	$281,591	$43,109	$42,343

6. Income Taxes

The Company’s effective income tax rate during the first three months of Fiscal 2006 was 31.1%, as compared to 34.6% during the comparable period of Fiscal 2005. The Company’s lower effective income tax rate for the three month period ended April 30, 2005 was the result of a change in the mix of earnings between U.S. and foreign operations and tax planning.

7. Statements of Cash Flows

Payments of income taxes were $16.9 million and $16.2 million for the three months ended April 30, 2005 and May 1, 2004, respectively.

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

Annually, our fiscal years end on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended January 29, 2005 as Fiscal 2005, and the current fiscal year ending January 28, 2006 as Fiscal 2006. All references to earnings per share relate to diluted earnings per share from net income.

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

Overview

We are a leading specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of April 30, 2005, we operated a total of 2,852 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France and Ireland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operate 161 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method and include these results within “Interest and other income” in our Statement of Operations within our North American division. In addition, we license 65 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 5 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Statement of Operations.

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

While our financial results have grown steadily and record sales performance was achieved during the first quarter of Fiscal 2006, the retail environment remains very competitive. Management’s plan for future growth is dependent on:

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2005 Annual Report on Form 10-K, filed on April 13, 2005, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies and Estimates section therein.

Results of Operations

Consolidated Operations

A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Net sales	$302,708	$281,591
Comparable store sales	5%	11%
Gross profit percentage	54.2%	55.4%
Selling, general and administrative expenses as a percentage of Net sales	36.5%	37.0%
Net income	$29,702	$27,692
Net income per diluted share	$0.30	$0.28
Number of stores at the end of the period(1)	2,852	2,828

(1)Number of stores excludes Claire’s Nippon and stores operated under license agreements

Net sales for the three months ended April 30, 2005 increased by $21.1 million, or 7.5% from the three months ended May 1, 2004. The increase in Net sales was primarily attributable to comparable store sales increases of 5%, or approximately $13.3 million, during the three months ended April 30, 2005, and approximately $3.9 million resulting from the weak US Dollar when translating our foreign operations at higher exchange rates.

During the first quarter of Fiscal 2006, the positive comparable sales were primarily driven by an increase in the average retail price per transaction, which was the result of both an increase in the average unit retail price and the average number of units sold per transaction.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 30,	May 1,
	2005	2004
Jewelry	58.7%	58.8%
Accessories	41.3%	41.2%

	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

Gross profit percentages decreased by 120 basis points during the three months ended April 30, 2005 as compared to the three months ended May 1, 2004. The decrease was caused primarily by a drop in our merchandise margins due to an increase in inventory markdowns taken during the period in North America.

Selling, general and administrative expenses increased $6.2 million or 6.0% for the three months ended April 30, 2005 as compared to the three months ended May 1, 2004. The increase was primarily attributable to increases in store payroll including benefits and increases in professional fees associated with litigation matters and Sarbanes-Oxley compliance. As a percentage of Net sales, Selling, general and administrative expenses declined by 50 basis points for the three months ended April 30, 2005 as compared to the three months ended May 1, 2004.

Our effective income tax rate during the first three months of Fiscal 2006 was 31.1%, as compared to 34.6% during the comparable period of Fiscal 2005. Our lower effective income tax rate for the three month period ended April 30, 2005 was the result of a change in the mix of earnings between U.S. and foreign operations and tax planning. We currently expect our effective income tax rate for Fiscal 2006 to be approximately 33.1%. Our effective income tax rate in future periods will depend on several variables, including the mix of earnings between U.S. and foreign operations and our overall level of earnings. This is primarily due to the fact that our combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. Our effective income tax rate could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

Net income increased by approximately $2.0 million during the three months ended April 30, 2005, as compared to the three months ended May 1, 2004. These increases were made possible primarily by the incremental gross profit from additional sales generated during the period and from a lower effective tax rate.

Segment Operations

We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Net sales	$216,340	$208,200
Comparable store sales	3%	18%
Gross profit percentage	55.8%	58.3%
Number of stores at the end of the period(1)	2,123	2,123

(1)Number of stores excludes Claire’s Nippon and stores operated under license agreements

Net sales in North America during the three months ended April 30, 2005 increased by $8.1 million, or 3.9%, from the three months ended May 1, 2004. The increase in Net sales was primarily attributable to comparable store sales increases of 3% during the three months ended April 30, 2005.

The positive comparable sales experienced in North America were primarily attributed to an increase in the average retail price per transaction, which was the result of both an increase in the average unit retail and the average number of units sold per transaction.

Gross profit percentages decreased by 250 basis points during the three months ended April 30, 2005 as compared to the three months ended May 1, 2004. The decrease was caused primarily by a drop in our merchandise margins due to an increase in inventory markdowns taken during the period.

The following table compares our percentage of Net sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Jewelry	65.2%	65.8%
Accessories	34.8%	34.2%

	100.0%	100.0%

International

Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Net sales	$86,368	$73,391
Comparable store sales	9%	(5%)
Gross profit percentage	50.1%	47.4%
Number of stores at the end of the period(1)	729	705

(1)Number of stores excludes Claire’s Nippon and stores operated under license agreements

Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.

Net sales in our International division during the three months ended April 30, 2005 increased by approximately $13.0 million, or 17.7%, from the three months ended May 1, 2004. The increase in Net sales for the three months ended April 30, 2005 was primarily attributable to comparable store sales increases of 9% or approximately $6.5 million, the effects of the weak US dollar when translating our foreign operations at higher exchange rates of approximately $3.9 million, and by new store revenue, net of store closures, of approximately $2.5 million during the period. The comparable store increases for the three month period were primarily attributed to an increase in the average retail price per transaction, which was the result of both an increase in the average unit retail price and the average number of units sold per transaction.

We actively employed strategic initiatives within our International division over the past year in an attempt to reverse the negative comparable store sales trend in our International division. These initiatives included sharing best practices for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business.

Gross profit percentages improved by 270 basis points for the first quarter of Fiscal 2006 as compared to the first quarter of Fiscal 2005. The improvement is due to a number of reasons. First, we took fewer markdowns than in the prior year’s quarter. In addition, the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in US Dollars. The lower cost was achieved due to the relative weakness in the US Dollar. Also, comparable store sales increased at a faster rate than occupancy costs, which are primarily fixed by nature, and created positive leverage on those costs. Finally, the shift of sales from accessories to jewelry during the three months ended April 30, 2005 as compared to the three months ended May 1, 2004 has had the result of improved gross profit percentages due to the higher initial markup realized on jewelry. The following table compares our percentage of Net sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Jewelry	42.5%	38.7%
Accessories	57.5%	61.3%

	100.0%	100.0%

Analysis of Consolidated Financial Condition

A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Three Months Ended
	Apr. 30, 2005	May 1, 2004
Operating activities	$19,578	$17,677
Investing activities	115,175	(18,743)
Financing activities	(9,346)	(5,755)

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. At April 30, 2005, we had approximately $316.1 million in cash and cash equivalents and short-term investments, a decrease of $9.5 million from January 29, 2005. We ended the first quarter of Fiscal 2006 with no borrowed debt outstanding. The net increase in cash and cash equivalents during the period was due to cash generated from operations and the sale of short-term investments, offset by capital expenditures and the payment of dividends.

Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflows of cash from operations are the purchase of inventory, net of accounts payable, operational costs, the payment of current taxes, capital expenditures and the payment of dividends. Cash flows provided by operating activities in the first three months of Fiscal 2006 reflect higher net income as compared to the first three months of Fiscal 2005, reduced investment in inventories offset by the decrease in accrued expenses and increased dividend payments.

Our working capital at April 30, 2005 was $342.0 million compared to $326.4 million at January 29, 2005. Changes in working capital primarily reflect higher inventory levels and prepaid expenses.

Our $17.0 million of capital expenditures were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $2.4 million in intangible assets primarily within our International division representing acquired lease rights on new store locations in certain countries. We expect to fund approximately $81.0 million of capital expenditures and $10.0 million to $15.0 million of purchased lease rights in Fiscal 2006 in an effort to continue to remodel and expand our store base.

We also paid dividends of $9.7 million during the three months ended April 30, 2005, an increase of approximately $3.9 million from the three months ended May 1, 2004. We expect to pay at least $38.6 million in dividends in Fiscal 2006.

Liquidity and Capital Resources

Our credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and is due to expire March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory on hand in the United States. At April 30, 2005, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $3.4 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and bears interest at an initial margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR). The margin is then adjusted periodically based on certain liquidity measurements. The credit facility also contains a covenant which restricts, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20 million during certain periods. Excess liquidity is specifically defined in our debt agreement as the sum of our available credit lines and certain cash and cash equivalent amounts.

Our non-US subsidiaries have available credit facilities totaling approximately $837,000 with banks. The facilities are used for working capital requirements and letters of credit. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At April 30, 2005, there were no borrowings under these credit facilities.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures and new store openings for Fiscal 2006, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic, political and social conditions, such as war, political unrest and terrorism or natural disasters; currency fluctuations and exchange rate adjustments; changes in laws, including employment laws relating to overtime pay, tax laws and import laws; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase comparable store sales at recent historical rates; inability to design and implement new information systems; and delays in anticipated store openings or renovations. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2005 under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the US Dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We may manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At April 30, 2005, we had not entered into foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. During the three months ended April 30, 2005, included in comprehensive income and stockholders’ equity is $1.7 million reflecting a foreign currency translation loss. Based on our average net currency positions in Fiscal 2006, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.

Certain of our subsidiaries make significant US Dollar purchases from Asian suppliers, particularly in China. There continues to be speculation that China may elect to adjust the exchange rate of the Chinese Yuan against the US Dollar. Currently, the Chinese Yuan has a fixed exchange rate against the US Dollar. If China adjusts the exchange rate or allows the value to float, we could experience increases in our cost of merchandise imported from China.

The results of operations of foreign subsidiaries, when translated into US Dollars, reflect the average rates of exchange for the periods presented. As a result, similar results in local currency can vary significantly upon translation into US Dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates

Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances and outstanding debt during the first three months of Fiscal 2006, a 10% increase in the average effective interest rate in the remainder of Fiscal 2006 would not have materially impacted our annual interest income or expense.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

In April 2005, we closed under the settlement agreement previously approved by the United States Bankruptcy Court for the Central District of California in connection with the litigation filed against us in January 2003 by the Official Committee of Unsecured Creditors of Lux Corporation. Under the terms of the settlement agreement, we paid $5 million ($3.1 million net of income taxes) to settle the case, and exchanged mutual general releases. The settlement was previously recorded, net of tax, in our Fiscal 2005 financial statements as “Net loss from discontinued operations.”

Item 6. Exhibits

10.1	Amended and Restated 1996 Incentive Compensation Plan (1)

10.2	Amended and Restated 2005 Incentive Compensation Plan (2)

10.3	2005 Management Deferred Compensation Plan (3)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)This Plan amends and restates the 1996 Incentive Compensation Plan previously approved by the Company’s shareholders and filed with the Commission. None of the amendments to the Plan were material.

(2)This Plan amends and restates the 2005 Incentive Compensation Plan previously filed with the Commission. None of the amendments to the Plan were material.

(3)This Plan amends and restates the Management Deferred Compensation Plan previously filed with the Commission. None of the amendments to the Plan were material.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)
June 8, 2005	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 8, 2005	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 8, 2005	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Amended and Restated 1996 Incentive Compensation Plan.
10.2	Amended and Restated 2005 Incentive Compensation Plan.
10.3	2005 Management Deferred Compensation Plan.
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.