Form 10-Q
period 2005-07-30
CLAIRES STORES INC
filed 2005-09-07
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2005
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of August 26, 2005 was 94,150,801 and 5,116,184, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2005	Jan. 29, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$328,185	$191,006
Short-term investments	—	134,613
Inventories	120,018	110,072
Prepaid expenses and other current assets	68,599	57,635

Total current assets	516,802	493,326

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	243,461	238,022
Leasehold improvements	220,413	211,721

	482,025	467,894
Less accumulated depreciation and amortization	(272,731)	(263,368)

	209,294	204,526

Intangible assets, net	51,562	52,474
Other assets	14,236	14,736
Goodwill	198,889	201,067

	264,687	268,277

Total assets	$990,783	$966,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,150	$41,994
Income taxes payable	9,594	30,600
Accrued expenses	82,177	94,344

Total current liabilities	151,921	166,938

Long-term liabilities:
Deferred tax liability	22,969	24,293
Deferred rent expense	20,404	19,211

	43,373	43,504

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 5,120,803 shares and 5,125,432 shares, respectively	256	256
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 94,136,182 shares and 93,858,213 shares, respectively	4,707	4,693
Additional paid-in capital	53,696	50,477
Accumulated other comprehensive income, net of tax	18,772	28,041
Retained earnings	718,058	672,220

	795,489	755,687

Total liabilities and stockholders’ equity	$990,783	$966,129

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(In thousands, except per share amounts)
Net sales	$325,042	$305,223	$627,750	$586,814
Cost of sales, occupancy and buying expenses	151,848	141,920	290,543	267,444

Gross profit	173,194	163,303	337,207	319,370

Other expenses (income)
Selling, general and administrative	111,574	103,413	222,091	207,688
Depreciation and amortization	11,776	10,944	24,124	21,603
Interest and other income	(3,083)	(1,267)	(5,044)	(2,477)

	120,267	113,090	241,171	226,814

Income before income taxes	52,927	50,213	96,036	92,556
Income taxes	17,469	17,468	30,876	32,119

Net income	35,458	32,745	65,160	60,437

Foreign currency translation adjustments	(7,615)	2,114	(9,269)	(2,949)

Comprehensive income	$27,843	$34,859	$55,891	$57,488

Net income per share:
Basic	$0.36	$0.33	$0.66	$0.61

Diluted	$0.36	$0.33	$0.66	$0.61

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 30, 2005	July 31, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$65,160	$60,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,124	21,603
Amortization of intangible assets	502	565
Loss on retirement of property and equipment	1,582	2,075
Gain on sale of intangible assets	—	(170)
Stock compensation expense	1,605	—
Increase in —
Inventories	(11,839)	(22,329)
Prepaid expenses and other assets	(14,087)	(10,779)
Increase (decrease) in —
Trade accounts payable	19,878	11,267
Income taxes payable	(21,257)	(22,424)
Accrued expenses	(10,266)	336
Deferred income taxes	(25)	3,804
Deferred rent expense	1,421	(178)

Net cash provided by operating activities	56,798	44,207

Cash flows from investing activities:
Acquisition of property and equipment	(34,433)	(34,587)
Acquisition of intangible assets	(3,492)	(3,719)
Purchase of short-term investments	(82,334)	—
Sale of short-term investments	216,947	—

Net cash provided by (used in) investing activities	96,688	(38,306)

Cash flows from financing activities:
Proceeds from stock options exercised	1,628	23
Dividends paid	(19,321)	(12,521)

Net cash used in financing activities	(17,693)	(12,498)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,386	(263)

Net increase (decrease) in cash and cash equivalents	137,179	(6,860)

Cash and cash equivalents at beginning of period	191,006	224,630

Cash and cash equivalents at end of period	$328,185	$217,770

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Earnings Per Share

The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Numerator:
Net income	$35,458	$32,745	$65,160	$60,437

Denominator:
Weighted average number of shares outstanding
Basic	99,056	98,917	99,025	98,917
Effect of dilutive stock options	363	359	363	342
Effect of dilutive restricted stock awards	22	—	13	—

Diluted	99,441	99,276	99,401	99,259

Net income per share:
Basic	$0.36	$0.33	$0.66	$0.61
Diluted	$0.36	$0.33	$0.66	$0.61
Options to purchase 17,582 shares of common stock for the three months ended July 31, 2004 were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options and restricted stock awards for the three months ended July 30, 2005 were included in the computation of diluted earnings per share.

Options to purchase 8,791 shares of common stock for the six months ended July 31, 2004 were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options and restricted stock awards for the six months ended July 30, 2005 were included in the computation of diluted earnings per share.

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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net income, as reported	$35,458	$32,745	$65,160	$60,437
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(846)	(507)	(1,736)	(1,027)
Stock-based employee compensation expense included in reported net income, net of income tax	627	—	1,043	—

Net income — pro forma	$35,239	$32,238	$64,467	$59,410

Basic net income per share — as reported	$0.36	$0.33	$0.66	$0.61
Basic net income per share — pro forma	$0.36	$0.33	$0.65	$0.60
Diluted net income per share — as reported	$0.36	$0.33	$0.66	$0.61
Diluted net income per share — pro forma	$0.35	$0.32	$0.65	$0.60
4.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 15, 2005, the Securities and Exchange Commission announced an amendment to the compliance dates for SFAS 123R that delays the effective date to annual periods beginning after June 15, 2005. The Company will be required to recognize the expense attributable to stock options granted or vested subsequent to the Company’s fiscal year ending January 28, 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.

5.	Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Interest and other income” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income within the Company’s North American division. Net sales and Income before income taxes for the periods presented were as follows (dollars in thousands):

	Net Sales				Income Before Income Taxes
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004	2005	2004	2005	2004
North America	$222,929	$214,260	$439,269	$422,460	$36,586	$35,501	$77,883	$77,494
International	102,113	90,963	188,481	164,354	16,341	14,712	18,153	15,062

Total	$325,042	$305,223	$627,750	$586,814	$52,927	$50,213	$96,036	$92,556

6.	Income Taxes

The Company’s effective income tax rate during the three and six months ended July 30, 2005 was 33.0% and 32.2%, respectively, as compared to 34.8% and 34.7% during the comparable periods of Fiscal 2005. The Company’s lower effective income tax rate for the three and six month periods ended July 30, 2005 was the result of a change in the mix of earnings between U.S. and foreign operations and tax planning.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in Fiscal 2006. The Company continues to evaluate the provisions of the law to determine whether it will repatriate foreign earnings and the impact, if any, this provision will have on its consolidated financial statements. Earnings under consideration for repatriation range from $0 to $45 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time.

7.	Statements of Cash Flows

Payments of income taxes were $50.6 million and $49.9 million for the six months ended July 30, 2005 and July 31, 2004, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: Overview, Critical Accounting Policies and Estimates, Results of Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
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

Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of July 30, 2005 we operated a total of 2,851 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland and Spain. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 166 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Condensed Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 70 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 6 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Condensed Consolidated Statements of Operations and Comprehensive Income.
We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2 and $20, with the average product priced at approximately $4. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations within a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.
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
While our financial results have grown steadily and record sales performance was achieved during the first half of Fiscal 2006, the retail environment remains very competitive. Management’s plan for future growth is dependent on:
•	successfully identifying merchandise appealing to our customers and managing our inventory levels

•	displaying our merchandise at convenient, accessible locations staffed with personnel that provide courteous and professional customer service

•	sourcing our merchandise to achieve a positive value/price relationship

•	increasing sales at existing store locations

•	expanding our sales, especially in our International division, through additional store locations

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
Results of Operations
Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$325,042	$305,223	$627,750	$586,814
Comparable store sales	5.0%	10.0%	5.0%	11.0%
Gross profit percentage	53.3%	53.5%	53.7%	54.4%
Selling, general and administrative expenses as a percentage of Net sales	34.3%	33.9%	35.4%	35.4%
Net income	$35,458	$32,745	$65,160	$60,437
Net income per diluted share	$0.36	$0.33	$0.66	$0.61
Number of stores at the end of the period (1)	2,851	2,833	2,851	2,833

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Net sales for the three months ended July 30, 2005 increased by $19.8 million, or 6.5% from the three months ended July 31, 2004. This increase was primarily attributable to comparable store sales increases of approximately 5.0%, or approximately $14.0 million, and new store revenue, net of store closures of approximately $3.6 million. Net sales for the six months ended July 30, 2005 increased by $40.9 million, or 7.0% over the comparable period ended July 31, 2004. This increase was primarily due to comparable store increases of approximately 5.0%, or approximately $27.3 million, new store revenue, net of store closures of approximately $6.2 million, and $3.8 million resulting from the weaker US dollar when translating our foreign operations at higher exchange rates.
The positive comparable sales experienced in our North American division has continued, although not at the high percentages experienced in Fiscal 2005, and were across various merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. The positive comparable sales within our International division continue and are stimulated by specific initiatives we continue to employ, including sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.
During the first and second quarter of Fiscal 2006, the positive comparable sales were primarily driven by an increase in the average retail price per transaction, which was the result of an increase in the average unit retail price greater than the decrease of the number of units sold per transaction.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Jewelry	60.0%	59.0%	59.0%	59.0%
Accessories	40.0%	41.0%	41.0%	41.0%

	100.0%	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages decreased by 20 basis points during the three months ended July 30, 2005 as compared to the three months ended July 31, 2004, and 70 basis points during the six months ended July 30, 2005 as compared to the six months ended July 31, 2004. The decrease during the three months was primarily attributable to higher freight costs. The decrease during the six months was due to increased promotional activity and higher freight costs.
Selling, general and administrative expenses increased $8.2 million for the three months ended July 30, 2005 as compared to the three months ended July 31, 2004, and $14.4 million for the six months ended July 30, 2005 as compared to the six months ended July 31, 2004. The increase was primarily attributable to general inflation increases in payroll hours used to operate our stores, increases in professional fees associated with litigation matters, Sarbanes-Oxley compliance, and a $1.9 million accrual in the second quarter for estimated future healthcare costs associated with the 2003 retirement package of our Chairman Emeritus. As a percentage of Net sales, Selling, general and administrative expenses increased by 40 basis points for the three months ended July 30, 2005, and these expenses did not change as a percentage of net sales for the six months ended July 30, 2005. The increase in the three month period ended July 30, 2005 is primarily a result of the estimated future healthcare costs recorded for the Chairman Emeritus.
Our effective income tax rates during the three months and six months of Fiscal 2006 were 33.0% and 32.2%, respectively, as compared to 34.8% and 34.7% during the comparable periods of Fiscal 2005. Our lower effective income tax rates for the three and six month periods ended July 30, 2005 were the result of a change in the mix of earnings between U.S. and foreign operations and tax planning. We currently expect our effective income tax rate for the remainder of Fiscal 2006 to be approximately 33.5%. Our effective income tax rate in future periods will depend on several variables, including the mix of earnings between U.S. and foreign operations and our overall level of earnings. This is primarily due to the fact that the combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. Our effective income tax rate could also be affected by the resolution of tax contingencies for amounts different from our current estimates.
On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in Fiscal 2006. We continue to evaluate the provisions of the law to determine whether we will repatriate foreign earnings and the impact, if any, this provision will have on our consolidated financial statements. Earnings under consideration for repatriation range from $0 to $45 million and the related income tax effects from such repatriation cannot be reasonably estimated at this time.
Net income increased by approximately $2.7 million during the three months ended July 30, 2005 as compared to the three months ended July 31, 2004 and $4.7 million during the six months ended July 30, 2005 as compared to the six months ended July 31, 2004. These increases are primarily due to the increase in store sales which resulted in increased Gross margin dollars, an increase in interest and other income, and from the lower effective tax rates.
Segment Operations
We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$222,929	$214,260	$439,269	$422,460
Comparable store sales	3.0%	13.0%	3.0%	15.0%
Gross profit percentage	52.5%	52.5%	54.1%	55.3%
Number of stores at the end of the period (1)	2,115	2,121	2,115	2,121

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Net sales in North America during the three months ended July 30, 2005 increased by $8.7 million, or 4.0%, over the comparable period ended July 31, 2004. Net sales for the six months ended July 30, 2005 increased by $16.8 million, or 4.0%, over the comparable period ended July 31, 2004. The increases in Net sales for the three and six month periods were primarily attributable to comparable store sales increases of approximately 3.0%.
The positive comparable sales experienced in North America were primarily attributable to an increase in the average retail price per transaction, which was the result of an increase in the average unit retail price greater than the decrease of the average number of units sold per transaction. The positive comparable sales experienced in North America were across various merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during the second quarter of Fiscal 2006.
Gross profit percentages remained the same for the three months ended July 30, 2005 and decreased 120 basis points during the six months ended July 30, 2005 as compared to the same periods in the prior year. The decrease during the six months was primarily attributable to increased promotional activity and higher freight costs.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Jewelry	67.0%	66.0%	67.0%	66.0%
Accessories	33.0%	34.0%	33.0%	34.0%

	100.0%	100.0%	100.0%	100.0%

International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$102,113	$90,963	$188,481	$164,354
Comparable store sales	9.0%	4.0%	9.0%	0.0%
Gross profit percentage	55.1%	55.8%	52.8%	52.1%
Number of stores at the end of the period (1)	736	712	736	712

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore expansion into countries in which we do not currently operate.
Net sales in our International division during the three months ended July 30, 2005 increased by $11.2 million, or 12.3%, from the three months ended July 31, 2004. Net sales for the six months ended July 30, 2005 increased by $24.1 million, or 14.7% over the comparable period ended July 31, 2004. The increase in Net sales for the three months ended July 30, 2005 was primarily attributable to comparable store sales increases of approximately 9.0%, or approximately $7.9 million during the period and by new store revenue net of store closures of approximately $3.6 million during the period. The increase in net sales for the six months ended July 30, 2005 was primarily attributable to comparable store sales increases of 9.0% or approximately $14.4 million during the period, by new store revenue net of store closures of approximately $6.2 million during the period, and the effects of the weaker US dollar when translating our foreign operations at higher exchange rates of approximately $3.8 million.
Due to the strategic initiatives employed within our International division, the comparable store sales have continued to improve. These initiatives included sharing best practices from our North America operations for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business.
The Gross profit percentage declined by 70 basis points for the three months ended July 30, 2005. However, the Gross profit percentage improved by 70 basis points for the six months ended July 30, 2005. The decline in Gross profit percentage for the three months ended July 30, 2005, is a result of higher cost of goods sold, primarily due to increased promotional activity and higher freight costs than the comparable period ended July 31, 2004. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on merchandise margins. The increase in Gross profit percentage for the six months ended July 30, 2005, is a result of higher comparable store sales which has provided us leverage on our fixed occupancy costs, partially offset by higher freight costs.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Jewelry	45.0%	42.0%	44.0%	40.0%
Accessories	55.0%	58.0%	56.0%	60.0%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition
A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Six Months Ended
	July 30,	July 31,
	2005	2004
Operating activities	$56,798	$44,207
Investing activities	$96,688	$(38,306)
Financing activities	$(17,693)	$(12,498)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. At July 30, 2005, we had approximately $328.2 million in Cash and cash equivalents, an increase of $2.6 million in Cash and cash equivalents and Short-term investments from January 29, 2005. We ended the second quarter of Fiscal 2006 with no borrowed debt outstanding. The net increase in Cash and cash equivalents during the period was primarily due to cash generated from operations and the sale of Short-term investments, offset by capital expenditures and the payment of dividends.
Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of Trade accounts payable, operational costs, the payment of current taxes and capital expenditures.
Our working capital at July 30, 2005 was $364.9 million compared to $326.4 million at January 29, 2005.
Cash provided by operating activities during the first six months of Fiscal 2006 was $56.8 million compared to $44.2 million for the same period in Fiscal 2005, or a $12.6 million increase. The change was primarily due to an increase in net income of $4.7 million, a decrease in inventory purchases of $10.5 million over the comparable period in the prior year, and an increase in Trade accounts payable of $8.6 million offset by a decrease of $10.6 million in Accrued expenses.
Cash provided by investment activities during the first six months of Fiscal 2006 was $96.7 million compared to $38.3 million used for the same period in Fiscal 2005, or a $135.0 million increase. The cash provided was primarily due to the purchase and sale of Short-term investments, netting $134.6 million.
Capital expenditures of $34.4 million were made primarily to remodel existing stores and to open new stores. We generally experience a noticeable increase in sales in locations where a store has been recently remodeled. We also invested approximately $3.5 million in Intangible assets within our International division representing acquired lease rights on new store locations. We expect to fund approximately $79.0 million of capital expenditures and approximately $14.0 million of purchased lease rights in Fiscal 2006 in an effort to continue to expand and remodel our store base.
Cash used by financing activities during the first six months of Fiscal 2006 was $17.7 million compared to $12.5 million for the same period in Fiscal 2005, or a $5.2 million increase. This was primarily due to an increase of dividends paid by $6.8 million offset by an increase in cash provided by stock option exercises by $1.6 million over the comparable period last year.
We paid dividends of $19.3 million during the six months ended July 30, 2005. We expect to pay at least $38.7 million in dividends in Fiscal 2006.

Liquidity and Capital Resources
Our credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At July 30, 2005, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $3.4 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at July 30, 2005. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our debt agreement as the sum of our available credit lines and certain cash and cash equivalent amounts.
Our non-US subsidiaries have credit facilities totaling approximately $776,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At July 30, 2005, there were no borrowings under these credit facilities.
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
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures and new store openings for Fiscal 2006, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic conditions, such as inflation and increased energy costs; general political and social conditions, such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; changes in laws, including employment laws relating to overtime pay, tax laws and import laws; uncertainties generally associated with the specialty retailing business; and disruptions in our supply of inventory. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2005 under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the US dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At July 30, 2005, we had not entered into foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. During the three and six months ended July 30, 2005, included in Comprehensive income and Stockholders’ equity is $7.6 million and $9.3 million, respectively, reflecting the unrealized loss on foreign currency translation. Based on our average net currency positions in Fiscal 2006, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our operations.
Certain of our subsidiaries make significant US dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the US dollar. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into US dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into US dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances during the first six months of Fiscal 2006, a 10% increase in the average effective interest rate in the remainder of Fiscal 2006 would not have a material impact on our annual interest income.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders
     (a) Our 2005 annual meeting of shareholders was held on June 28, 2005 in New York City. At the annual meeting, our shareholders voted on the following matters:
          1. The election of seven directors, each to serve for a one-year term;
          2. Approval of our 2005 Incentive Compensation Plan; and
          3. A shareholder proposal regarding our business operations in Northern Ireland.
     Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to our solicitation.
     At the annual meeting, each holder of record of our common stock, par value $0.05 per share, and our Class A common stock, par value $0.05 per share, at the close of business on May 2, 2005 was entitled to vote, in person or by proxy, one vote for each share of our common stock and ten votes for each share of our Class A common stock, as the case may be, held by the stockholder. As of the record date, 94,049,140 shares of our common stock were outstanding and 5,122,245 shares of our Class A common stock were outstanding.
     The holders of 89,346,854 shares of our common stock (representing 89,346,854 votes) and 5,010,077 shares of our Class A common stock (representing 50,100,770 votes) were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the annual meeting.
     (b) All of our nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of our common stock (one vote per share) and our Class A common stock (ten votes per share), voting together as a single class:

	COMMON		CLASS A
	STOCK	VOTES	STOCK	VOTES
DIRECTOR NOMINEE	VOTES FOR	WITHHELD	VOTES FOR	WITHHELD
Marla L. Schaefer	87,818,609	1,528,245	50,085,430	15,340
E. Bonnie Schaefer	87,863,233	1,483,621	50,085,430	15,340
Ira D. Kaplan	85,280,734	4,066,120	50,087,070	13,700
Bruce G. Miller	85,493,388	3,853,466	50,087,070	13,700
Steven H. Tishman	87,894,197	1,452,667	50,087,070	13,700
Ann Spector Lieff	88,440,242	906,612	50,085,430	15,340
Martha Clark Goss	88,284,400	1,062,454	50,087,070	13,700
     (c) (i) Our shareholders approved the Company’s 2005 Incentive Compensation Plan by an affirmative vote of a majority of votes cast, either in person or by proxy, of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

		VOTED		BROKER
SHARES	VOTED FOR	AGAINST	ABSTAIN	NON-VOTE
Common stock	64,923,538	14,020,096	206,113	10,197,107
Class A stock	48,514,770	421,010	92,850	1,072,140
     (c) (ii) The shareholder proposal regarding our business operations in Northern Ireland (referred to as the “MacBride Principles”) was not approved by the required affirmative vote of a majority of the votes cast, either in person or by proxy, by the holders of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

		VOTED		BROKER
SHARES	VOTED FOR	AGAINST	ABSTAIN	NON-VOTE
Common stock	14,750,557	60,117,771	4,281,419	10,197,107
Class A stock	289,840	48,711,910	21,880	1,072,140
Item 6. Exhibits
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)

September 7, 2005	/s/ Marla L. Schaefer

Marla L. Schaefer
Co-Chairman of the Board of Directors
(principal co-executive officer and director)

September 7, 2005	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer
Co-Chairman of the Board of Directors
(principal co-executive officer and director)

September 7, 2005	/s/ Ira D. Kaplan

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