Form 10-Q
period 2005-10-29
CLAIRES STORES INC
filed 2005-12-07
CIK 34115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2005
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of November 26, 2005 was 94,253,373 and 5,115,128, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at October 29, 2005 and January 29, 2005	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended October 29, 2005 and October 30, 2004	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2005 and October 30, 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

SIGNATURE PAGE	19
Section 302 Co-CEO Certification
Section 302 Co-CEO Certification
Section 302 CFO Certification
Section 906 Co-CEO Certification
Section 906 Co-CEO Certification
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 29, 2005	Jan. 29, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$359,757	$191,006
Short-term investments	—	134,613
Inventories	147,354	110,072
Prepaid expenses and other current assets	56,224	57,635

Total current assets	563,335	493,326

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	247,375	238,022
Leasehold improvements	231,800	211,721

	497,326	467,894
Less accumulated depreciation and amortization	(279,775)	(263,368)

	217,551	204,526

Intangible assets, net	54,392	52,474
Other assets	14,363	14,736
Goodwill	198,977	201,067

	267,732	268,277

Total assets	$1,048,618	$966,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$74,849	$42,325
Income taxes payable	15,887	30,600
Accrued expenses	87,827	94,013

Total current liabilities	178,563	166,938

Long-term liabilities:
Deferred tax liability	22,094	24,293
Deferred rent expense	20,966	19,211

	43,060	43,504

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 5,115,846 shares and 5,125,432 shares, respectively	256	256
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 94,252,155 shares and 93,858,213 shares, respectively	4,713	4,693
Additional paid-in capital	59,129	50,477
Unearned compensation — stock grants	(3,027)	—
Accumulated other comprehensive income, net of taxes	19,409	28,041
Retained earnings	746,515	672,220

	826,995	755,687

Total liabilities and stockholders’ equity	$1,048,618	$966,129

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$327,259	$296,702	$955,009	$883,516
Cost of sales, occupancy and buying expenses	151,541	139,232	442,084	406,675

Gross profit	175,718	157,470	512,925	476,841

Other expenses (income)
Selling, general and administrative	112,631	105,823	334,722	313,511
Depreciation and amortization	12,318	11,439	36,442	33,042
Interest and other income	(3,761)	(1,301)	(8,805)	(3,779)

	121,188	115,961	362,359	342,774

Income before income taxes	54,530	41,509	150,566	134,067
Income taxes	16,403	14,351	47,279	46,468

Net income	38,127	27,158	103,287	87,599

Foreign currency translation adjustments	638	8,946	(8,631)	5,997

Comprehensive income	$38,765	$36,104	$94,656	$93,596

Net income per share:
Basic	$0.38	$0.27	$1.04	$0.89

Diluted	$0.38	$0.27	$1.04	$0.88

Basic weighted average number of common shares outstanding	99,140	98,935	99,063	98,923

Diluted weighted average number of common and common equivalent shares outstanding	99,534	99,384	99,448	99,306

Dividends declared per share:
Common stock	$0.10	$0.08	$0.30	$0.21

Class A common stock	$0.05	$0.04	$0.15	$0.105

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$103,287	$87,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,442	33,042
Amortization of intangible assets	829	837
Loss on retirement of property and equipment	2,523	2,579
Gain on sale of intangible assets	—	(170)
Stock compensation expense	2,504	—
Increase in -
Inventories	(38,843)	(50,834)
Prepaid expenses and other assets	(381)	(8,882)
Increase (decrease) in -
Trade accounts payable	34,348	22,232
Income taxes payable	(14,961)	(19,069)
Accrued expenses	(4,789)	5,672
Deferred income taxes	(2,264)	6,402
Deferred rent expense	1,914	(365)

Net cash provided by operating activities	120,609	79,043

Cash flows from investing activities:
Acquisition of property and equipment	(55,314)	(50,367)
Acquisition of intangible assets	(6,968)	(6,338)
Purchase of short-term investments	(82,334)	—
Sale of short-term investments	216,947	—

Net cash provided by (used in) investing activities	72,331	(56,705)

Cash flows from financing activities:
Proceeds from stock options exercised	3,141	655
Dividends paid	(28,992)	(20,229)

Net cash used in financing activities	(25,851)	(19,574)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,662	1,866

Net increase in cash and cash equivalents	168,751	4,630

Cash and cash equivalents at beginning of period	191,006	224,630

Cash and cash equivalents at end of period	$359,757	$229,260

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Earnings Per Share
The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Numerator:
Net income	$38,127	$27,158	$103,287	$87,599

Denominator:
Weighted average number of shares outstanding
Basic	99,140	98,935	99,063	98,923
Effect of dilutive stock options	359	449	364	383
Effect of dilutive non-vested stock awards	35	—	21	—

Diluted	99,534	99,384	99,448	99,306

Net income per share:
Basic	$0.38	$0.27	$1.04	$0.89
Diluted	$0.38	$0.27	$1.04	$0.88
All outstanding options and non-vested stock awards for the three months ended October 29, 2005 and October 30, 2004 were included in the computation of diluted earnings per share.
Non-vested stock awards of 5,476 shares of common stock for the nine months ended October 29, 2005 were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options for the nine months ended October 29, 2005 and October 30, 2004 were included in the computation of diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct 29,	Oct. 30,
	2005	2004	2005	2004
Net income, as reported	$38,127	$27,158	$103,287	$87,599
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(948)	(527)	(2,691)	(1,554)
Stock-based employee compensation expense included in reported net income, net of income tax	584	—	1,628	—

Net income — pro forma	$37,763	$26,631	$102,224	$86,045

Basic net income per share — as reported	$0.38	$0.27	$1.04	$0.89
Basic net income per share — pro forma	$0.38	$0.27	$1.03	$0.87
Diluted net income per share — as reported	$0.38	$0.27	$1.04	$0.88
Diluted net income per share — pro forma	$0.38	$0.27	$1.03	$0.87
4. New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced an amendment to the compliance dates for SFAS 123R that delays the effective date to annual periods beginning after June 15, 2005. The Company will be required to recognize the expense attributable to stock options granted or vested subsequent to the Company’s fiscal year ending January 28, 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS 123R. We are currently evaluating the guidance provided within SAB No. 107 in conjunction with our adoption of SFAS 123R.
During October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This FSP states that rental costs, incurred during a construction period, associated with ground or building operating leases are not capitalizable and shall be recognized as rental expense. The guidance of this FSP is effective with the first reporting period beginning after December 15, 2005. The Company does not capitalize such rental costs and this FSP will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

	Net Sales				Income Before Income Taxes
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004	2005	2004	2005	2004
North America	$228,668	$207,753	$667,936	$630,212	$41,732	$28,981	$119,615	$106,476
International	98,591	88,949	287,073	253,304	12,798	12,528	30,951	27,591

Total	$327,259	$296,702	$955,009	$883,516	$54,530	$41,509	$150,566	$134,067

6. Income Taxes
The Company’s effective income tax rate during the three and nine months ended October 29, 2005 was 30.1% and 31.4%, respectively, as compared to 34.6% and 34.7% during the comparable periods of Fiscal 2005. The Company’s lower effective income tax rate for the three and nine month periods ended October 29, 2005 was the result of a change in the mix of earnings between U.S. and foreign operations. In addition, the lower effective income tax rate for the three month period ended October 29, 2005 was primarily the result of a reconciliation between the year end tax provision and the tax return relating to U.S. taxation of the Company’s foreign operations.
On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company plans to make the election to apply this provision to qualifying earnings repatriations in Fiscal 2006. Based on the Company’s ongoing analysis, earnings under consideration for repatriation approximate up to $95 million. The related income tax expense from such repatriation is expected to approximate between $5 and $6 million. The Company has not adjusted its tax expense to reflect the repatriation provision.
7. Statements of Cash Flows
Payments of income taxes were $63.5 million and $59.0 million for the nine months ended October 29, 2005 and October 30, 2004, respectively.

8. Stockholders’ Equity
During the nine months ended October 29, 2005, the Company issued approximately 170,000 shares of common stock to non-management directors and executive management. The stock, which had a fair value at date of grant of approximately $3.8 million, is subject to vesting provisions of one to three years. Compensation expense relating to these shares recorded during the three and nine months ended October 29, 2005 was approximately $380,000 and $800,000, respectively. At October 29, 2005, unearned compensation related to these shares was $3,027,000.
The Company implemented a long-term incentive plan during the nine months ended October 29, 2005 in which common stock will be awarded to certain officers and employees upon the Company’s achievement of specified performance targets. During the three and nine months ended October 29, 2005, compensation expense and additional paid-in capital of approximately $520,000 and $1.7 million, respectively, was recorded in conjunction with this plan.
9. Commitments and Contingencies
The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees and litigation to protect trademark rights. The Company believes that current pending litigation will not have a material adverse effect on its financial position, earnings or cash flows.
10. Subsequent Events
In November 2005, the Company’s Board of Directors approved a stock repurchase program of $200 million. In addition, the Board authorized payment of a special cash dividend of $0.25 for each share of common stock and $0.125 for each share of Class A common stock. It also declared a regular quarterly cash dividend of $0.10 per share of common stock and $0.05 per share of Class A common stock. Payment of the special and quarterly dividends will be made December 16, 2005 to shareholders of record on December 6, 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities and significant accounting policies and critical estimates. Management’s Discussion and Analysis is presented in the following sections: Overview, Critical Accounting Policies and Estimates, Results of Operations and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
Annually, our fiscal years end on the Saturday closest to January 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended January 29, 2005 as Fiscal 2005, and the current fiscal year ending January 28, 2006 as Fiscal 2006. All references to earnings per share relate to diluted earnings per share from Net income.
We include a store in the calculation of comparable store sales once it has been in operation sixty weeks after its initial opening. If a store is closed during a fiscal period, the store’s sales will be included in the computation of comparable store sales for that fiscal month, quarter and year to date period only for the days in which it was operating as compared to those same days in the comparable period. Stores closed due to hurricanes have been excluded from the calculation of comparable store sales. Relocated, remodeled and expanded square footage stores are classified the same as the original store and are not considered new stores upon relocation, remodeling or completion of their expansion.

Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of October 29, 2005 we operated a total of 2,881 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain and Holland. The stores are operated mainly under the trade names “Claire’s Boutiques”, “Claire’s Accessories”, “Icing by Claire’s”, “Afterthoughts” and “The Icing”. We are in the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 167 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Condensed Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 79 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 6 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Gross profit” in our North American division and the license fees we charge within “Interest and other income” within our International division in our Condensed Consolidated Statements of Operations and Comprehensive Income.
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
While our financial results have grown steadily, the retail environment remains very competitive. Management’s plan for future growth is dependent on:
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
Results of Operations
Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales	$327,259	$296,702	$955,009	$883,516
Increase in comparable store sales	9.0%	9.0%	6.0%	10.0%
Gross profit percentage	53.7%	53.1%	53.7%	54.0%
Selling, general and administrative expenses as a percentage of Net sales	34.4%	35.7%	35.0%	35.5%
Net income	$38,127	$27,158	$103,287	$87,599
Net income per diluted share	$0.38	$0.27	$1.04	$0.88
Number of stores at the end of the period (1)	2,881	2,844	2,881	2,844

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Net sales for the three months ended October 29, 2005 increased by $30.6 million, or 10.3% from the three months ended October 30, 2004. This increase was primarily attributable to comparable store sales increases of 9.0%, or approximately $24.5 million; new store revenue, net of store closures, of approximately $5.5 million; increased sales to franchisees of $1.6 million; and a decline of $1.0 million resulting from the stronger U.S. dollar when translating our foreign operations at lower exchange rates. Net sales for the nine months ended October 29, 2005 increased by $71.5 million, or 8.1% over the comparable period ended October 30, 2004. This increase was primarily due to comparable store increases of 6.0%, or approximately $51.8 million; new store revenue, net of store closures, of approximately $12.1 million; increased sales to franchisees of $4.8 million; and $2.8 million resulting from the weaker U.S. dollar when translating our foreign operations at higher exchange rates.
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
During the first, second and third quarter of Fiscal 2006, the positive comparable sales were primarily driven by an increase in the average retail price per transaction, which was the result of an increase in the average unit retail price greater than the decrease of the number of units sold per transaction.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Jewelry	59.0%	56.0%	59.0%	58.0%
Accessories	41.0%	44.0%	41.0%	42.0%

	100.0%	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages increased by 60 basis points during the three months ended October 29, 2005 as compared to the three months ended October 30, 2004, but decreased 30 basis points during the nine months ended October 29, 2005 as compared to the nine months ended October 30, 2004. The increase during the three months was primarily attributable to decreases in rent and rent related costs as a percentage of revenue. The decrease during the nine months was primarily due to increased merchandise costs and freight costs, partially offset by decreased rent and rent related costs as a percentage of sales.
Selling, general and administrative expenses increased $6.8 million for the three months ended October 29, 2005 as compared to the three months ended October 30, 2004, and $21.2 million for the nine months ended October 29, 2005 as compared to the nine months ended October 30, 2004. The increase in the three month period ended October 29, 2005 is primarily attributable to increases in payroll related expenses. The increase in the nine month period ended October 29, 2005 was primarily attributable to increases in expenses related to payroll, Sarbanes-Oxley compliance, professional fees associated with litigation matters, and a $1.9 million accrual in the second quarter for estimated future healthcare costs associated with the 2003 retirement package of our Chairman Emeritus. As a percentage of Net sales, Selling, general and administrative expenses decreased by 130 basis points for the three months ended October 29, 2005 and decreased by 50 basis points for the nine months ended October 29, 2005.
Interest and other income for the three and nine months ended October 29, 2005 increased over the comparable prior year periods primarily as a result of additional interest income arising from higher invested cash balances at higher yields and increased earnings in our joint venture.
Our effective income tax rates during the three months and nine months of Fiscal 2006 were 30.1% and 31.4%, respectively, as compared to 34.6% and 34.7% during the comparable periods of Fiscal 2005. Our lower effective income tax rates for the three and nine month periods ended October 29, 2005 were the result of a change in the mix of earnings between U.S. and foreign operations. In addition, the lower effective income tax rate for the three month period ended October 29, 2005 was primarily the result of a reconciliation between the year end tax provision and the tax return relating to U.S. taxation of our foreign operations. We currently expect our effective income tax rate for the remainder of Fiscal 2006 to be approximately 32.9%. Our effective income tax rate in future periods will depend on several variables, including the mix of earnings between U.S. and foreign operations and our overall level of earnings. This is primarily due to the fact that the combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. Our effective income tax rate could also be affected by the resolution of tax contingencies for amounts different from our current estimates.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We plan to make the election to apply this provision to qualifying earnings repatriations in Fiscal 2006. Based on our ongoing analysis, earnings under consideration for repatriation approximate up to $95 million. The related income tax expense from such repatriation is expected to approximate between $5 and $6 million. We have not adjusted our tax expense to reflect the repatriation provision.
Net income increased by approximately $11.0 million during the three months ended October 29, 2005 as compared to the three months ended October 30, 2004 and $15.7 million during the nine months ended October 29, 2005 as compared to the nine months ended October 30, 2004. These increases are primarily due to the increase in store sales which resulted in increased Gross margin dollars, selling, general and administrative expenses growing at a slower rate than sales, an increase in interest and other income, and from the lower effective tax rates.
Segment Operations
We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales	$228,668	$207,753	$667,936	$630,212
Increase in comparable store sales	9.0%	10.0%	5.0%	13.0%
Gross profit percentage	53.5%	52.1%	53.9%	54.3%
Number of stores at the end of the period (1)	2,131	2,128	2,131	2,128

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Net sales in North America during the three months ended October 29, 2005 increased by $20.9 million, or 10.1%, over the comparable period ended October 30, 2004. Net sales for the nine months ended October 29, 2005 increased by $37.7 million, or 6.0%, over the comparable period ended October 30, 2004. The increases in Net sales for the three and nine month periods were primarily attributable to comparable store sales increases of 9.0% and 5.0%, respectively. In addition, for the three months ended October 29, 2005, new store revenue, net of store closures, approximated $1.5 million and increased sales to franchisees approximated $1.6 million. For the nine month period ended October 29, 2005, new store revenue, net of closures, approximated $2.1 million and increased sales to franchisees approximated $4.8 million.
The positive comparable sales experienced in North America were primarily attributable to an increase in the average retail price per transaction, which was the result of an increase in the average unit retail price greater than the decrease of the average number of units sold per transaction. The positive comparable sales experienced in North America were across various merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during the third quarter of Fiscal 2006.
Gross profit percentages improved by 140 basis points for the three months ended October 29, 2005 but declined 40 basis points during the nine months ended October 29, 2005 as compared to the same periods in the prior year. The increase for the three months ended October 29, 2005 was principally a result of decreased rent, rent related costs, and merchandise costs as a percentage of sales. The decrease during the nine months was primarily attributable to increased merchandise costs and freight costs, partially offset by decreased rent and rent related costs as a percentage of sales.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Jewelry	65.0%	64.0%	66.0%	65.0%
Accessories	35.0%	36.0%	34.0%	35.0%

	100.0%	100.0%	100.0%	100.0%

International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales	$98,591	$88,949	$287,073	$253,304
Increase in comparable store sales	8.0%	6.0%	9.0%	2.0%
Gross profit percentage	54.1%	55.4%	53.3%	53.2%
Number of stores at the end of the period (1)	750	716	750	716

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements
Net sales in our International division during the three months ended October 29, 2005 increased by $9.6 million, or 10.8%, from the three months ended October 30, 2004. Net sales for the nine months ended October 29, 2005 increased by $33.8 million, or 13.3% over the comparable period ended October 30, 2004. The increase in Net sales for the three months ended October 29, 2005 was primarily attributable to comparable store sales increases of 8.0%, or approximately $6.6 million during the period; new store revenue, net of store closures, of approximately $4.0 million during the period; and a decline of $1.0 million resulting from the stronger U.S. dollar when translating our foreign operations at lower exchange rates. The increase in net sales for the nine months ended October 29, 2005 was primarily attributable to comparable store sales increases of 9.0% or approximately $21.0 million during the period; new store revenue, net of store closures, of approximately $10.0 million during the period; and the effects of the weaker U.S. dollar when translating our foreign operations at higher exchange rates of approximately $2.8 million.
Due to the strategic initiatives employed within our International division, comparable store sales have continued to improve. These initiatives included sharing best practices from our North America operations for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business. Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore expansion into countries in which we do not currently operate.
The Gross profit percentage declined by 130 basis points for the three months ended October 29, 2005 and improved 10 basis points for the nine months ended October 29, 2005. The decline in Gross profit percentage for the three months ended October 29, 2005 is primarily a result of higher merchandise costs and freight costs than the comparable period ended October 30, 2004. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on merchandise margins, and decreased rent and rent related costs as a percentage of sales.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Jewelry	46.0%	40.0%	45.0%	40.0%
Accessories	54.0%	60.0%	55.0%	60.0%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition
A summary of cash flows from operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004
Operating activities	$120,609	$79,043
Investing activities	$72,331	$(56,705)
Financing activities	$(25,851)	$(19,574)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. At October 29, 2005, we had approximately $359.8 million in Cash and cash equivalents, an increase of $168.8 million in Cash and cash equivalents from January 29, 2005. We ended the third quarter of Fiscal 2006 with no borrowed debt outstanding. The net increase in Cash and cash equivalents during the period was primarily due to cash generated from operations and the sale of Short-term investments, offset by capital expenditures and the payment of dividends.
Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of Trade accounts payable, operational costs and the payment of current taxes.
Our working capital at October 29, 2005 was $384.8 million compared to $326.4 million at January 29, 2005. The increase in working capital reflects higher inventory levels, higher cash and cash equivalents, and lower income taxes payable; offset by higher trade accounts payable due to the timing of inventory payments.
Cash provided by operating activities during the first nine months of Fiscal 2006 was $120.6 million compared to $79.0 million for the same period in Fiscal 2005, or a $41.6 million increase. The change was primarily due to an increase in net income of $15.7 million, a decrease in inventory purchases of $12.0 million over the comparable period in the prior year, and an increase in Trade accounts payable of $12.1 million offset by a decrease of $10.5 million in Accrued expenses. Inventory purchases during the nine months ended October 29, 2005 declined compared to the comparable prior year period due to improved inventory management during Fiscal 2006.
Cash provided by investing activities during the first nine months of Fiscal 2006 was $72.3 million compared to $56.7 million used for the same period in Fiscal 2005, or a $129.0 million increase. The cash provided was primarily due to the purchase and sale of Short-term investments, netting $134.6 million.
Capital expenditures of $55.3 million were made primarily to remodel existing stores and to open new stores. We also invested approximately $7.0 million in Intangible assets within our International division representing acquired lease rights on new store locations. In Fiscal 2006, we expect to fund a total of approximately $73.0 million of capital expenditures and approximately $8.6 million of purchased lease rights in an effort to continue to expand and remodel our store base.

Cash used by financing activities during the first nine months of Fiscal 2006 was $25.9 million compared to $19.6 million for the same period in Fiscal 2005, or a $6.3 million increase. This was primarily due to an increase of dividends paid by $8.8 million offset by an increase in cash provided by stock option exercises by $2.5 million over the comparable period last year. Dividend payments were increased by management to distribute profits to shareholders.
We paid dividends of $29.0 million during the nine months ended October 29, 2005. We expect to pay approximately $62.9 million in dividends in Fiscal 2006, which includes the special dividend described in Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this document.
During November 2005, our Board of Directors approved a stock repurchase program of $200 million. Share repurchases will be made on the open market or through privately negotiated transactions at prices we consider appropriate, and will be funded from our existing cash.
Credit Arrangements
Our credit facility is a revolving line of credit of up to $60.0 million, is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At October 29, 2005, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $3.4 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at October 29, 2005. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our debt agreement as the sum of our available credit lines and certain cash and cash equivalent amounts.
Our non-U.S. subsidiaries have credit facilities totaling approximately $781,000 with banks. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At October 29, 2005, there were no borrowings under these credit facilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At October 29, 2005, we had not entered into foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $0.6 million reflecting the unrealized gain on foreign currency translation and $8.6 million reflecting the unrealized loss on foreign currency translation during the three and nine months ended October 29, 2005, respectively. Based on the extent of our foreign operations in Fiscal 2006, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 0.3% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash and cash equivalents. Based on our average invested cash balances during the first nine months of Fiscal 2006, a 10% increase in the average effective interest rate in the remainder of Fiscal 2006 would not have a material impact on our annual interest income.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended October 29, 2005, we implemented new financial accounting software that we use to accumulate financial data used in financial reporting for our UK operations. Other than the implementation of the new financial accounting software, there have been no changes in our internal control over financial reporting during the quarter ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

CLAIRE’S STORES, INC. (Registrant)
December 7, 2005	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 7, 2005	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 7, 2005	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President,
Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.