Form 10-K
period 2006-01-28
CLAIRES STORES INC
filed 2006-04-12
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File No. 1-8899
Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 433-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.05 par value	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock
Securities registered pursuant to Section 12(g) of the Act:
Title of each class

Class A Common Stock, $0.05 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of July 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock and Common stock held by non-affiliates of the registrant was approximately $2.3 billion. All outstanding shares of Class A common stock and Common stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates. The Class A common stock is not traded on an exchange; however, the Class A common stock is convertible on a share-for-share basis into the common stock.
     At March 13, 2006, there were outstanding 94,373,600 shares of registrant’s Common stock, $0.05 par value, and 5,012,110 shares of the registrant’s Class A common stock, $0.05 par value.
DOCUMENTS INCORPORATED BY REFERENCE
     The Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the registrant’s fiscal year covered by this report, is incorporated by reference into Part III of this report.

PART I.
Statement Regarding Forward-Looking Disclosures
The Private Securities Litigation Reform Act of 1995, or the Act, provides a safe harbor for “forward-looking statements” made by or on behalf of Claire’s Stores, Inc., which we refer to as the “Company,” “we,” “our,” or similar terms, and typically these references include our subsidiaries. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, planned capital expenditures, upgrades to our information technology systems, and new store openings for future fiscal years, are forward-looking statements within the meaning of the Act. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” and elsewhere in this Form 10-K, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Item 1. Business
General
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of January 28, 2006, we operated a total of 2,878 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Holland and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “Afterthoughts” and “The Icing.” We are continuing the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 172 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 84 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 7 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income.
We incorporated in 1961 as a Delaware corporation. In June 2000, we completed our reincorporation from the State of Delaware to the State of Florida through a merger transaction with one of our wholly-owned subsidiaries.
Our executive offices are located at 3 S.W. 129th Avenue, Pembroke Pines, Florida 33027, our telephone number is (954) 433-3900 and our general internet address is www.claires.com. Through our corporate internet website, www.clairestores.com, we make available, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available by clicking “financial info” and then “SEC filings.” In addition, we have made our Corporate Governance Guidelines, the charters of our Audit, Compensation and

Nominating and Corporate Governance Committees and our Code of Ethics available through our website. We will disclose any amendments to our Code of Ethics or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. Printed copies of these documents are also available to our shareholders upon written request to Investor Relations, Claire’s Stores, Inc., 350 Fifth Avenue, Suite 900, New York, NY 10118. The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.
The Certification of the Co-Chief Executive Officers required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to the New York Stock Exchange on July 12, 2005. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended January 28, 2006, the applicable certifications of our Co-Chief Executive Officers and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
Business Description
We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2.50 and $20.00, with the average product priced at approximately $4.40. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations within a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories and jewelry, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories and jewelry for pre-teen, teenage and young adult females.
Our sales are divided into two principal product categories:
•	Jewelry — Costume jewelry, earrings and ear piercing services; and

•	Accessories — Other fashion accessories, hair ornaments, handbags and novelty items.
The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	Jan. 28, 2006		Jan. 29, 2005		Jan. 31, 2004
Jewelry	$795,377	58.0%	$717,406	56.0%	$603,564	53.0%
Accessories	574,375	42.0%	562,001	44.0%	529,270	47.0%

	$1,369,752	100.0%	$1,279,407	100.0%	$1,132,834	100.0%

We refer to the fiscal years referenced above as Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

We are organized based on geographic markets in which we operate. Under this structure, we currently have two reportable segments: North America and International. A summary of North American and International operations is presented below (dollars in thousands):

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
NET SALES
North America	$964,008	$906,071	$820,332
International	405,744	373,336	312,502

Total revenues	$1,369,752	$1,279,407	$1,132,834

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
North America	$204,554	$170,323	$138,387
International	55,117	51,313	36,035

Total income from continuing operations before income taxes	$259,671	$221,636	$174,422

LONG-LIVED ASSETS
North America	$159,361	$145,418	$128,585
International	63,358	59,108	57,266

Total long-lived assets	$222,719	$204,526	$185,851

Additional financial information for our two segments is set forth in Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K.
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
Actively Manage Merchandise Trends and Display of Merchandise. We devote considerable effort to identifying emerging fashion trends. Through constant product testing and rapid placement of successful test items in our stores, we are able to respond to emerging fashion trends. We also devote considerable effort to how our merchandise is displayed in our stores, which we believe commands our customers’ attention, supports our image and promotes a consistent shopping environment for our customers. Our merchandising and distribution systems enhance our ability to respond quickly to new fashion trends. We typically deliver merchandise to our stores three to five times a week.
Provide Attentive Customer Service. We are committed to offering courteous and professional customer service. We strive to give our customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Additionally, our stores provide a friendly and social atmosphere for our customers.
Store Growth Strategy. We opened our first store in Europe in 1996 and, as of January 28, 2006, operated 772 stores in Europe. Our European stores are typically smaller than our North American stores, which results in higher sales per square foot than our North American stores. We intend to continue our store growth through the opening of new stores in our international markets. Future store openings in Asia are currently subject to our 50:50 joint venture arrangement under Claire’s Nippon.
Licensing Arrangements. We entered into our first licensing arrangement with a Kuwaiti company in the fiscal year ended February 3, 2001 and a similar arrangement with a South African company in Fiscal

2005. We intend to continue to seek suitable licensees in order to open stores in certain international markets.
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
Stores
Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as “Claire’s,” “Claire’s Boutiques” and “Claire’s Accessories” average approximately 1,100 square feet while those stores operating as “Icing by Claire’s,” “The Icing” and “Afterthoughts” average approximately 1,200 square feet. Our stores in the United Kingdom, S.A.G., France, Ireland, Spain, Holland, Belgium and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.
Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.
Approximately 70% of our sales are made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.
Purchasing and Distribution
We purchased our merchandise from approximately 800 domestic and international suppliers in Fiscal 2006. Approximately 83% of our merchandise in Fiscal 2006 was purchased from outside the United States, including approximately 60% purchased from China. We are not dependent on an individual supplier for merchandise purchased. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago (which services the North American stores), the distribution facility in Birmingham, England (which services the stores in the United Kingdom, Ireland, France, Holland and Belgium), or the distribution facilities in Zurich, Switzerland and Vienna, Austria (which service the stores in S.A.G. and Spain). After inspection, merchandise is shipped via common carrier to our individual stores. Stores typically receive three to five shipments a week, which provide our stores with a steady flow of new merchandise.
Our business fluctuates according to changes in customer preferences, which are dictated in part by fashion and season. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons. As a result, we typically purchase merchandise from our suppliers in advance of the applicable selling season, and sometimes before fashion trends are identified or evidenced by customer purchases.
We determine the allocation of merchandise to our stores based on an analysis of various factors, including size, location, demographics, sales and inventory history. Merchandise typically is sold at its original marked price, with the length of time our merchandise remains at the original price varying by item. We review our inventory levels to identify slow-moving merchandise, and use markdowns to sell this merchandise. Markdowns may be used if inventory exceeds client demand for reasons of fashion, design, seasonal adaptation or changes in client preference, or if it is otherwise determined that the inventory will not sell at its currently marked price.

Store Management
Except as stated below, the Senior Vice President of Store Operations for North America is responsible for managing our North American stores and reports to the President and Chief Operating Officer for North America, who in turn, reports to our Co-Chief Executive Officers. Our stores are organized and controlled on a district level. As of January 28, 2006, we employed 221 District Managers in North America, each of whom oversees and manages approximately 10 stores in their respective geographic area and reports to one of 21 Regional Managers. Each Regional Manager in North America reports to one of 6 Territorial Vice Presidents, who reports to the Senior Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. The reporting structure for our stores in the International group is similar to the reporting structure in North America. The President of Claire’s UK, who is also responsible for Ireland, Holland and Belgium, reports to the President and Chief Operating Officer for North America, and the President of S.A.G. reports to our Co-Chief Executive Officer responsible for our International segment. The President of S.A.G is also responsible for France and Spain. In the International group, as of January 28, 2006 there were a total of 1 Territorial Vice President, 7 Regional Managers and 82 District Managers.
Store Openings, Closings and Future Growth
For Fiscal 2006, we opened 168 stores and closed 102 stores, for a total increase of 66 stores. “Stores, net” refers to stores opened, net of closings, if any. In our International group, we increased our operations by 5 stores, net, in the United Kingdom, resulting in a total of 447 stores, decreased our operations by 1 store, net, in S.A.G., resulting in a total of 98 stores and increased our operations by 25 stores, net, in France, resulting in a total of 201 stores. We also opened 15, 10 and 1 stores in Spain, Holland and Belgium, respectively, in Fiscal 2006. In North America, we decreased our operations by 13 stores, net, to 2,106 stores. We believe our store growth will occur in our international markets, where we plan to open 20 stores, net, in France and 10 stores, net, in S.A.G. during the fiscal year ending February 3, 2007, which is referred to as Fiscal 2007. We plan to open approximately 15 stores, net, in North America in Fiscal 2007 and 5 stores, net, in the United Kingdom. We also plan to open 60 — 80 new stores in Spain, Belgium, and Holland in Fiscal 2007. In Fiscal 2006, Claire’s Nippon increased operations in Japan by 24 stores, net, to 172 stores. There are 26 store openings planned in Japan in Fiscal 2007.
We closed 319 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks, the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.
We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2006, which includes leasehold improvements and fixtures, averaged approximately $161,000 per store. In addition to the investment in leasehold improvements and fixtures, certain store locations in our International operations require the purchase of intangible assets, which averaged approximately $197,000 per store during Fiscal 2006.
Our continued growth depends on our ability to open and operate stores on a profitable basis. Our ability to expand successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites and negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and other employees. See also “Risk Factors.”
Brand Building
Our continued ability to develop our existing brand is a key to our success. We believe our distinct brand name is among our most important assets. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We continue to invest in the development of our brand through consumer research. We have also made investments to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Afterthoughts,” “Icing by Claire’s” and “The Icing.” We have also registered these marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
Competition
The specialty retail business is highly competitive. We compete with department stores and other chain store concepts on a national and international level. We also compete on a regional or local level with specialty and discount store chains and independent retail stores. Our competition also includes internet, direct marketing to consumer, and catalog businesses. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, fashion, price, merchandise, store location and customer service.
Seasonality
Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 28, 2006 were 22%, 24%, 24% and 30%, respectively.
Employees
On January 28, 2006, we had approximately 18,000 employees, 58% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.
Item 1A. Risk Factors
Certain Risk Factors Relating to our Business.
The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:
Fluctuations in consumer preference may adversely affect the demand of our products and result in a decline in our sales.
Our retail costume jewelry and fashion accessories business fluctuates according to changes in consumer preferences, which are dictated in part by fashion and season. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline, and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our results of operations and adversely affect our gross margins. In addition, if we miscalculate fashion tastes and our customers come to believe that we are no longer able to offer fashions that appeal to them, our brand image may suffer.
Our business is affected by consumer spending patterns.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, such as recessionary and inflationary environments, the levels of disposable consumer income, energy costs, consumer debt, interest rates and consumer confidence.

Declines in consumer spending on costume jewelry and accessories could have a material adverse effect on our operating results.
Advance purchases of our merchandise make us vulnerable to changes in consumer preferences and pricing shifts and may negatively affect our results of operations.
Fluctuations in the demand for retail fashion accessories and apparel especially affect the inventory we sell because we usually order our merchandise in advance of the applicable season and sometimes before fashion trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We must enter into contracts for the purchase and manufacture of merchandise with our suppliers in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts, and it is more difficult for us to respond to new or changing fashion needs. As a result, if sales do not meet our expectations, our results of operations may be negatively impacted.
A disruption of imports from our foreign suppliers or significant fluctuation in the value of the U.S. Dollar or foreign exchange rates may increase our costs and reduce our supply of merchandise.
We purchased merchandise from approximately 800 domestic and international suppliers in Fiscal 2006. Approximately 83% of our Fiscal 2006 merchandise was purchased from suppliers outside the United States, including approximately 60% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. During the prior year, the U.S. imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future.
Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. As a result, our sourcing operations also may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and other trade disruptions. Additionally, if China further adjusts the exchange rate of the Chinese Yuan or allows the value to float, we will likely experience an increase in cost of our merchandise purchased from China.
Interruptions in distribution of our merchandise from our distribution facilities may negatively affect our profitability.
Distribution functions for all of our North American stores are handled from our distribution center in Hoffman Estates, Illinois. Distribution functions for our stores outside of North America are handled through three distribution centers located in the United Kingdom, Switzerland and Austria. We plan to open during Fiscal 2008 a new distribution center in Europe to address our anticipated growth in Europe. As we construct or expand our distribution centers, we could experience delays and cost overruns, such as shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion dates and ultimate costs could differ significantly from initial expectations due to construction-related or other reasons. Any significant interruption in the operation of our distribution centers, due to natural disaster or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

Store operations and expansion may affect our ability to increase net sales and operate profitably.
Our continued success depends, in part, upon our ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis and to maintain good relationships with mall developers and operators. Because we are primarily a mall-based chain, our future growth is significantly dependent on our ability to open new stores in desirable locations, including malls. Our ability to open new stores depends on a number of factors, including our ability to locate and obtain favorable store sites primarily in malls, negotiate acceptable lease terms that meet our financial targets, obtain adequate supplies of merchandise, hire and train qualified employees and expand our infrastructure to accommodate growth. Our ability to operate stores on a profitable basis depends on various factors, including whether we have to take additional merchandise markdowns due to excessive inventory levels compared to sales trends, whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. There can be no assurance that our growth will result in enhanced profitability or that we will achieve our targeted growth rates with respect to new store openings. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively manage the profitability of our existing stores could have a material adverse effect on our results of operations.
The failure to execute our international expansion or successfully integrate our international operations may impede our strategy of increasing net sales and adversely affect our operating results.
Our international expansion is an integral part of our strategy to increase our net sales through expansion. If our international expansion is not successful, our results of operations are likely to be adversely affected. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North American operations, such as integration of information systems. Also, we recently implemented new financial accounting software that we use to accumulate financial data used in financial reporting for our UK operations. We intend to implement this software in other foreign countries in which we operate.
We plan to expand into new countries through organic growth and by entering into licensing and merchandising agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our licensing agreements. Failure to identify appropriate licensees or negotiate acceptable terms in our licensing and merchandising agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.
Natural disasters or unusually adverse weather conditions or potential emergence of disease or pandemic could adversely affect our net sales or supply of inventory.
Unusually adverse weather conditions, natural disasters, potential emergence of disease or pandemic, or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce the Company’s net sales. In addition, these disruptions could also adversely affect the Company’s supply chain efficiency and make it more difficult for the Company to obtain sufficient quantities of merchandise from suppliers.
Information technology systems changes may disrupt our supply of merchandise.
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting our product supply chain, including merchandise planning and allocation, inventory and price management. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions. We plan to launch these successor systems in a phased operating country approach over an approximate three-year period, which began in Fiscal 2006. Although we are on track with the replacement of our systems, there can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
We are implementing certain other changes to our information technology systems that may disrupt operations.
In addition to modifying and replacing our systems related to global retail store operations and international finance operations, we continue to evaluate and are currently implementing modifications and upgrades to our information technology systems for point of sales (cash registers), real estate, and international financial accounting. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these successor systems, including accurately capturing data and system disruptions and the ability to maintain effective internal controls. We plan to launch these successor systems in a phased operating country approach over an approximate three-year period, which began in Fiscal 2006. We plan to complete installation of our new point of sales system in all our domestic stores, implement our international financial systems, and replace our lease management systems by the end of Fiscal 2008. Although we are on track with replacement of our systems, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have material adverse effect on our operations.
Fluctuations in same-store net sales may affect the price of our stock.
Our comparable same-store net sales results have fluctuated in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. In addition, taking into consideration our consistent same store sales growth during the past several years, our ability to continue to deliver comparable increases in future years becomes more difficult to achieve each year. A variety of factors affect our same-store net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, timing of release of new merchandise, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, our future comparable store net sales results may have a significant effect on the market price of our common stock because investors may look to our same-store net sales results to determine how we performed from period to period absent sales attributable to new stores.
Changes in the anticipated seasonal business pattern could adversely affect our sales and profits and our quarterly results may fluctuate due to a variety of factors.
Our business follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. Any decrease in sales or margins during these periods would be likely to have a material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Our growth is dependent on successful execution of our business strategy.
During Fiscal 2006, we completed a five-year strategic plan with the assistance of a nationally recognized consulting firm. Our ability to grow our existing brands and develop or identify new growth opportunities depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives identified in our plan, as well as new growth strategies and initiatives. Failure to effectively identify, develop and execute strategic initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations.
Our industry is highly competitive.
The specialty retail business is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet, direct marketing to consumer, and catalog businesses that market similar lines of merchandise. Some competitors have more resources than us. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Our successful performance in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which we operate more competitive. Also, a significant shift in customer buying patterns to purchasing jewelry and accessories via the Internet could have a material adverse effect on our financial results.
A decline in number of people who go to malls could reduce the number of our customers and reduce our net sales.
Substantially all of our North American stores are located in regional shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the mall’s “anchor” tenants, generally large department stores and other area attractions to generate consumer traffic around our stores and the continuing popularity of malls as shopping destinations for pre-teens and teenagers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers, other malls where we do not have stores, and the closing of anchor tenants in a particular mall. In addition, a decline in the popularity of mall shopping among our target customers, pre-teens and teenagers, and increased gasoline prices that may curtail customer visits to malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.
The possibility of war and acts of terrorism could disrupt the Company’s information or distribution systems and increase our costs of doing business.
A significant act of terrorism on U.S. soil or elsewhere, could have an adverse impact on the Company by, among other things, disrupting its information or distributions systems; causing dramatic increases in fuel prices, thereby increasing the costs of doing business and affect consumer spending; or impeding the flow of imports or domestic products to the Company.
We depend on our key personnel.
Our ability to anticipate and effectively respond to the changing fashion trends and consumer preferences depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. The loss of services of key members of the Company’s senior management team or of certain other key employees could negatively affect the Company’s business. In addition, future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees to keep pace with its expansion schedule. The inability to do so may limit the Company’s ability to effectively penetrate new market areas.

Litigation matters incidental to our business could be adversely determined against us.
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. Depending on the actual outcome of pending litigation, charges would be recorded in the future that may have an adverse effect on our operating results.
We make estimates for our tax liabilities based on tax positions that could be challenged in the future.
We are subject to taxation in a number of foreign jurisdictions. When we estimate our taxes, we take into account our foreign operations, as well as our domestic operations. The estimates we make regarding domestic and foreign taxes are based on tax positions that we believe are supportable, but could be challenged by the Internal Revenue Service or a foreign jurisdiction. If we are unsuccessful in defending such a challenge, we could determine that our estimate for taxes was insufficient which could result in a charge to our earnings in the period such determination is made.
The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.
Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect the Company’s ability to meet our financial targets. In addition, changes in federal, state or local regulations governing the sale of the Company’s products, particularly regulations relating to metal content in our costume jewelry, could increase the Company’s cost of doing business and could adversely affect the Company’s sales results. Also, the Company’s inability to comply with these regulatory changes in a timely fashion or to adequately execute a required recall could result in significant fines or penalties that could adversely affect the Company’s financial statements as a whole.
If our independent manufacturers or licensees or joint venture partner do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.
While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, licensees or joint venture partner, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, by our independent manufacturers, licensees, or joint venture partner, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. As result, our results of operations could be adversely affected.
We rely on third parties to distribute our merchandise and if these third parties do not adequately perform this function, our business would be disrupted.
The efficient operation of our business depends on the ability of our vendors to ship merchandise through third party carriers directly to our individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.
The Company may be unable to rely on liability indemnities given by foreign vendors which could adversely affect its financial statements as a whole.
The Company imports approximately 83% of its merchandise globally. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from the Company’s expectations. The Company’s ability to obtain indemnification from the manufacturers of these products may be hindered by the manufactures’ lack of understanding U.S. product liability laws, which may make it more likely that the Company may have to respond to claims or complaints from its customers as if the Company were the manufacturer of the products. Any of these circumstances could have a material adverse effect on the Company’s business and its financial statements as a whole.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Holland and Belgium. We lease all of our 2,878 store locations, generally for terms ranging from five to 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of gross sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.
Most of our stores in North America and the International division are located in enclosed shopping malls, while other stores are located within central business districts, “open-air” outlet malls or “strip centers.” Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall, appropriate space availability and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.
We own central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois which is on approximately 28.4 acres of land. The property has buildings with approximately 542,000 total square feet of space, of which 367,000 square feet is devoted to receiving and distribution and 175,000 square feet is devoted to office space.
Our subsidiary, Claire’s Accessories UK Ltd., or “UK,” leases distribution and office space in Birmingham, England. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires in December 2024, and UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval.
Our stores operated by our subsidiaries, Claire’s Switzerland, Claire’s Austria, Claire’s Germany and Claire’s Spain, are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2011. In Vienna, the facility consists of 18,100 square feet devoted to distribution and 3,400 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Claire’s Austria with six months notice to the landlord.

We lease approximately 36,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. See Note 9 entitled “Related Party Transactions” to our consolidated financial statements included in this Annual Report.
We also own 5,000 square feet of warehouse space in Miami, Florida. The property is utilized as a storage facility. We also lease executive office space in New York City and are the owners of a cooperative apartment in New York City.
Item 3. Legal Proceedings
As a multinational company, we are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise and trademark infringement; litigation with respect to various employment matters, including litigation with present and former employees and with respect to federal and state wage, hour and other laws; and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size which employs a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial results.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We have two classes of common stock, par value $0.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. In December 2003, our Board of Directors declared a 2-for-1 stock split of our Common stock and Class A common stock in the form of a 100% stock dividend. As a result, all share and per share amounts have been restated to reflect the stock split. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 13, 2006, the number of record holders of shares of common stock and Class A common stock was 1,194 and 371, respectively.

	Closing Price of Common Stock
	High	Low
Year Ended January 28, 2006
First Quarter	$23.79	$20.01
Second Quarter	25.75	21.32
Third Quarter	26.55	22.89
Fourth Quarter	31.29	24.53

Year Ended January 29, 2005
First Quarter	$21.91	$18.61
Second Quarter	23.52	18.75
Third Quarter	26.25	21.87
Fourth Quarter	27.05	19.78

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our Board of Directors, in their sole discretion, determines the distribution rate based on our results of operations, economic conditions, tax considerations and other factors. In Fiscal 2006, we paid quarterly cash dividends on our common stock (four in the amount of $0.10 per share) and Class A common stock (four in the amount of $0.05 per share), or a total of $0.40 per share on our common stock and $0.20 per share on our Class A common stock. In addition, during December 2005, we paid a special cash dividend of $0.25 per share on our common stock and $0.125 per share on our Class A common stock. In Fiscal 2005, we paid quarterly cash dividends on our common stock (one in the amount of $0.09 per share, one in the amount of $0.08 per share, one in the amount of $0.07 per share and one in the amount of $0.06 per share) and Class A common stock (one in the amount of $0.045 per share, one in the amount of $0.04 per share, one in the amount of $0.035 per share and one in the amount of $0.03 per share), or a total of $0.30 per share on our common stock and $0.15 per share on our Class A common stock.
As of March 13, 2006, our current dividend distribution amount per share is $0.10 and $0.05 each quarter for common stock and Class A common stock, respectively. We expect to continue paying dividends. However, there is no assurance that we will be able to continue to do so because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings, liquidity and financial condition and other factors our Board of Directors considers relevant as well as certain limitations on our ability to make dividend distributions under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data
     The balance sheet and statement of operations data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in this Annual Report, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated Balance Sheet data as of January 31, 2004, February 1, 2003 and February 2, 2002 and the consolidated Statement of Operations data for each of the fiscal years ended February 1, 2003 and February 2, 2002 are derived from our consolidated financial statements, which are not included herein.

	As of or for the Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,	Feb. 1,	Feb. 2,
	2006	2005	2004	2003	2002(1)
	(In thousands except per share amounts)
Statement of Operations Data:
Net sales	$1,369,752	$1,279,407	$1,132,834	$1,001,537	$918,737
Income from continuing operations	172,343	146,259	115,038	77,979	41,126
Net income	172,343	143,124	115,038	77,744	19,583
Income Per Share:
Basic:
From continuing operations	$1.74	$1.48	$1.17	$0.80	$0.42
Net income	1.74	1.45	1.17	0.80	0.20
Diluted:
From continuing operations	$1.73	$1.47	$1.17	$0.80	$0.42
Net income	1.73	1.44	1.17	0.80	0.20
Cash Dividends Per Share:
Common stock	$0.65	$0.30	$0.14	$0.08	$0.08
Class A common stock	0.325	0.15	0.07	0.04	0.04
Balance Sheet Data:
Current assets	$598,007	$493,326	$360,023	$321,608	$214,424
Current liabilities	179,445	166,938	143,326	141,010	82,536
Working capital	418,562	326,388	216,697	180,598	131,888
Total assets	1,090,701	966,129	805,924	738,129	611,575
Long-term debt	—	—	—	70,000	110,104
Stockholders’ equity	868,318	755,687	632,450	501,254	404,188

(1)	Restated to reflect the plan to discontinue the operations of Mr. Rags (Lux Corp.) in January 2002.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities and significant accounting policies and critical estimates. Management’s Discussion and Analysis is presented in the following sections: Overview; Critical Accounting Policies and Estimates; Results of Consolidated Operations; Segment Operations; and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
Our fiscal years end on the Saturday closest to January 31. As a result, our Fiscal 2006, Fiscal 2005 and Fiscal 2004 results consisted of 52 weeks. All references to earnings per share relate to diluted earnings per share from continuing operations.
We include a store in the calculation of comparable store sales once it has been in operation sixty weeks after its initial opening. If a store is closed during a fiscal period, the store’s sales will be included in the computation of comparable store sales for that fiscal month, quarter and year to date period only for the days in which it was operating as compared to those same days in the comparable period. Relocated, remodeled and expanded square footage stores are classified the same as the original store and are not considered new stores upon relocation, remodeling or completion of their expansion. However, a store which is temporarily closed while undergoing relocation, remodeling or expansion is excluded from comparable store sales for the related period of closure.

Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of January 28, 2006, we operated a total of 2,878 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Holland and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “Afterthoughts” and “The Icing.” We are continuing the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 172 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 84 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 7 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income.
We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2.50 and $20.00, with the average product priced at approximately $4.40. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations within a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage and young adult females.
Fundamentally, our business model is to offer the customer a compelling price/value relationship and a wide array of products from which to choose. We seek to deliver a high level of profitability and cash flow by:
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

Our ability to achieve these objectives will be dependent on various factors, including those outlined in “Risk Factors.”
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
Inventory Valuation
Our inventories in North America, Spain and S.A.G. are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost to retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. The inventories in our United Kingdom, Belgium, Holland, Ireland and France stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.
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
We recorded no impairment charges during Fiscal 2006, Fiscal 2005 and Fiscal 2004.
Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of goodwill utilizing the discounted cash flow method for each of our reporting units. The estimated discounted cash flows are then compared to our goodwill amounts. If the balance of the goodwill exceeds the estimated discounted cash flows, the excess of the balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We performed these analyses during Fiscal 2006, Fiscal 2005 and Fiscal 2004, and no impairment charge was required.
Intangible Asset Impairment
We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets. Fair market value of the lease rights was determined through the use of third-party valuations. In addition, we make investments through our International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets, which are subject to amortization, are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the carrying amount of the asset is not recoverable. We recorded no material impairment charges during Fiscal 2006, Fiscal 2005 and Fiscal 2004.
Income Taxes
We are subject to income taxes in many jurisdictions, including the U.S., individual states and localities and abroad. Our annual consolidated provision for income taxes is determined based on our income, statutory tax rates, and the tax implications of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected on the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. We establish deferred tax assets and liabilities as a result of these temporary differences.
Our judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, will be realized.
We establish accruals for tax contingencies in our consolidated financial statements based on tax positions that we believe are supportable, but are potentially subject to successful challenge by the taxing authorities. We believe these accruals are adequate for all open audit years based on our assessment of many factors including past experience, progress of ongoing tax audits and interpretations of tax law. If changing facts and circumstances cause us to adjust our accruals, or if we prevail in tax matters for which accruals have been established or we are required to settle matters in excess of established accruals, our income tax expense for a particular period will be affected.
Income tax expense also reflects our best estimate and assumptions regarding, among other things, the geographic mix of earnings, interpretation of tax laws of multiple jurisdictions, and resolution of tax audits. Future changes in the geographic mix of earnings or tax laws, or future events regarding the resolution of tax audits could have an impact on our effective income tax rate. During the year we base our tax rate on an estimate of our expected annual effective income tax rate, and those estimates are updated quarterly.

Stock-Based Compensation
During Fiscal 2006, we accounted for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Stock awards which qualified as fixed grants under APB No. 25, such as our time-vested stock awards, were accounted for at fair value at date of grant. The compensation expense was recorded over the related vesting period in a systematic and rational manner consistent with the lapse of restrictions on the shares.
Other stock awards, such as long-term incentive plan awards, were accounted for at fair value at the date it became probable that performance targets required to receive the award will be achieved. The compensation expense was recorded over the related vesting period. Determining the number of shares expected to be awarded under the long-term incentive plan requires judgment in determining the performance targets to be achieved over the period covered by the plan. If actual results differ significantly from those estimated, stock-based compensation expense and our results of operations could be materially impacted.
Stock options were accounted for under the intrinsic value method of APB No. 25. Modifications to option awards were accounted for under the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” The modification to accelerate vesting of outstanding options required an estimate of options which would have expired or been forfeited unexercisable absent the modification to accelerate.
On January 29, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”. See “Recent Accounting Pronouncements” below.
Results of Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Fiscal Year
	2006	2005	2004
Net sales	$1,369,752	$1,279,407	$1,132,834
Increase in comparable store sales	6.0%	8.0%	7.0%
Gross profit percentage	54.3%	54.1%	53.7%
Selling, general and administrative expenses as a percentage of Net sales	32.8%	33.7%	34.8%
Income from continuing operations	$172,343	$146,259	$115,038
Net income	$172,343	$143,124	$115,038
Income from continuing operations per diluted share	$1.73	$1.47	$1.17
Number of stores at the end of the period(1)	2,878	2,836	2,812

(1)Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
Net sales in Fiscal 2006 increased by $90.3 million, or 7%, from Fiscal 2005, which in turn was $146.6 million, or 13% higher than Fiscal 2004. The increase in net sales was primarily attributable to comparable store sales increases of 6.0% and 8.0%, or approximately $72.7 million and $92.2 million during Fiscal 2006 and Fiscal 2005, respectively. In addition, for Fiscal 2006, new store revenue, net of store closures, approximated $20.9 million, and increased sales for stores operated outside North America under licensing agreements approximated $5.6 million. In addition, new stores opened in our International division produced higher average store sales than the stores we closed in our North American division in Fiscal 2006. This positive increase in sales in Fiscal 2006 was offset by the effects of the strengthening U.S. Dollar when translating our foreign operations at lower exchange rates of approximately $8.9 million. For Fiscal 2005, new store revenue, net of closures, approximated $19.7 million and increased sales for stores operated outside North America under licensing agreements approximated $0.3 million. In addition, the effects of the weaker U.S. Dollar when translating our foreign operations at higher exchange rates resulted in $34.4 million of increased sales in Fiscal 2005.
The positive comparable sales experienced in North America in Fiscal 2006 were primarily attributable to an increase of approximately 8.0% in the average retail price per transaction, which was the result of an increase of approximately 8.0% in the average unit retail price. The positive comparable sales experienced during our past three fiscal years in North America were across various merchandise categories, most notably in the jewelry, cosmetics, and merchandise targeted at a younger Claire’s customer. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced in Fiscal 2006.
We continue to employ strategic initiatives in our International division to address the negative comparable store sales trend noted in the second half of Fiscal 2004. These initiatives included sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service. We believe these efforts contributed to our International division’s success in Fiscal 2006, providing an increase in comparable store sales of 6.0%.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Jewelry	58.0%	56.0%	53.0%
Accessories	42.0%	44.0%	47.0%

	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages increased by 20 basis points and 40 basis points during Fiscal 2006 and Fiscal 2005, respectively. The increase during Fiscal 2006 was primarily attributable to leverage realized from sales increasing faster than rent and rent related costs. Merchandise margins actually decreased slightly on a consolidated basis with North American merchandise margin gains offset by declines in our International division. Merchandise margins during Fiscal 2006 in our International division decreased primarily due to the strengthening U.S. Dollar as compared to the British Pound and the Euro because most of the goods sourced for sale in our International division are purchased in U.S. Dollars, and increased freight costs due to increased fuel costs for air and sea freight to Europe from Asia. The primary source of the improvement in Fiscal 2005 was the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in U.S. dollars. The lower cost was due to the weakness in the U.S. Dollar in Fiscal 2005 as compared to the British Pound and the Euro and approximated $4.4 million. In addition, comparable sales increased at a rate faster than the increase in our occupancy related costs, creating positive leverage on those costs; however, these costs were partially offset by higher markdowns recorded at the end of Fiscal 2005 in connection with the Christmas selling season not meeting expectations. Fiscal 2005 also includes $1.5 million of rent expense recorded to account for the cumulative adjustment to record rent expense incurred during the construction period prior to lease commencement.
Selling, general and administrative expenses increased $18.5 million and $36.9 million in Fiscal 2006 and Fiscal 2005, respectively. The increase in Fiscal 2006 is primarily attributable to increases in store payroll, stock compensation expense of $4.4 million for plans implemented in Fiscal 2006, a $1.9 million charge related to estimated future healthcare costs associated with the 2003 retirement package of our

Chairman Emeritus, professional fees associated with auditing and legal matters, increased consulting fees for strategic initiatives, credit card processing fees, and initial and ongoing expenses related to opening new stores in Spain, Belgium and Holland. These increases were partially offset by a reduction in leasing expenses for store assets, and certain insurance expenses, and by the effects of the stronger U.S. Dollar when translating our foreign operations at lower exchange rates. The primary source of the increase in Fiscal 2005 is due to higher compensation paid to store personnel due to average wage increases and additional hours worked in our North American stores and the effects of the weak U.S. Dollar when translating our foreign operations at higher exchange rates. Additional hours worked in the North American stores were necessary to achieve the positive comparable store sales experienced during these periods. In addition, during Fiscal 2005, increased store, field and corporate bonuses were earned in North America due to the positive comparable store sales and profit results during the period. As a percentage of Net sales, Selling, general and administrative expenses decreased by 90 basis points and 110 basis points during Fiscal 2006 and Fiscal 2005, respectively. This improvement was primarily due to comparable store sales increases greater than the overall increases in the underlying expenses.
Interest and other income in Fiscal 2006 increased over Fiscal 2005 primarily as a result of additional interest income of $6.1 million arising from higher invested cash balances at higher yields, increased earnings in our Claire’s Nippon joint venture of $0.5 million, dormancy fees for gift cards of $1.2 million, and increased license fees of $0.5 million from increased sales of goods under our merchandising agreements for stores operated outside of North America.
Our effective income tax rates for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were 33.6%, 34.0% and 34.0%, respectively. Our effective income tax rate for Fiscal 2006 includes additional tax expense of $5.7 million related to the repatriation of $95 million in foreign earnings from our foreign subsidiaries, pursuant to the American Jobs Creation Act of 2004 (see Note 8 to Consolidated Financial Statements). Excluding the $5.7 million charge recorded for Fiscal 2006, our effective income tax rate for Fiscal 2006 has decreased from the previous year primarily due to a change in the overall geographic mix of earnings and other non-recurring items. With respect to the overall geographic mix of earnings, our combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. During Fiscal 2005, we recorded net benefits to the provision for income taxes totaling approximately $0.4 million attributable to concluded state tax examinations that were settled more favorably than anticipated. Included in income taxes for Fiscal 2004 was a tax benefit of approximately $2.8 million related to concluded U.S. and foreign tax examinations that were settled more favorably than anticipated. Excluding the $2.8 million benefit recorded for Fiscal 2004, our effective income tax rate for Fiscal 2005 has decreased from the previous year due to a greater proportion of earnings from our foreign operations. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of earnings and the resolution of tax contingencies for amounts different from our current estimates.
Income from continuing operations increased by approximately $26.1 million and $31.2 million during each of Fiscal 2006 and Fiscal 2005, respectively. These increases were primarily attributable to the increase in comparable store sales and improved merchandise margins achieved during the periods, as well as the leverage attained on our fixed costs.
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales, as a percentage of total sales in each of the four quarters of the fiscal year ended January 28, 2006 were 22%, 24%, 24% and 30%, respectively. See Note 10 of our consolidated financial statements for our quarterly results of operations.
Impact of Inflation
Inflation impacts several of our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products or by increasing sales volumes.

Segment Operations
We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Fiscal Year
	2006	2005	2004
Net sales	$964,008	$906,071	$820,332
Increase in comparable store sales	6.0%	10.0%	10.0%
Gross profit percentage	54.5%	53.9%	54.5%
Number of stores at the end of the period (1)	2,106	2,119	2,112

(1)Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
It is our objective to increase sales in North America primarily through generating comparable store sales increases and also by increasing our quantity of our selling square footage.
Net sales in North America during Fiscal 2006 increased by $57.9 million, or 6.4% from Fiscal 2005, which in turn was $85.7 million, or 10.5% higher than Fiscal 2004. The increase in Net sales was primarily attributable to comparable store sales increases of $49.4 million or 6.0%, and $80.4 million or 10.0%, during Fiscal 2006 and Fiscal 2005, respectively. In addition, for Fiscal 2006, new store revenue, net of store closures, approximated $2.9 million and increased sales to franchises approximated $5.6 million. For Fiscal 2005, new store revenue, net of closures, approximated $5.0 million and increased sales to franchises approximated $0.3 million.
The positive comparable sales experienced in North America were primarily attributable to an increase of approximately 8.0% in the average retail price per transaction, which was the result of an increase of approximately 8.0% in the average unit retail price. The positive comparable sales experienced in North America during our past three fiscal years were across various merchandise categories, most notably in the jewelry, cosmetics, and merchandise targeted at a younger Claire’s customer. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which we believe have contributed significantly to the comparable store sales increases experienced during Fiscal 2006.
Gross profit percentages improved by 60 basis points and declined by 60 basis points during Fiscal 2006 and Fiscal 2005, respectively. The increase during Fiscal 2006 was primarily due to leverage on rent and rent related costs as a percentage of sales as the growth of sales outpaced increases in the costs. An increase in merchandise margins was due to a higher initial markup, less promotional activity during the year and a more disciplined inventory management focus. The decline during Fiscal 2005 was due to an increase in freight costs partially offset by decreases in rent and rent related costs as a percentage of sales.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Jewelry	64.0%	63.0%	60.0%
Accessories	36.0%	37.0%	40.0%

	100.0%	100.0%	100.0%

The higher concentration of sales in jewelry as compared to accessories experienced during Fiscal 2006 and 2005 has had the result of improved gross profit margins due to the higher initial mark-up realized on jewelry.
Interest and other income of $10.7 million for Fiscal 2006 increased $6.8 million, or 177%, from Fiscal 2005, which increased $1.0 million, or 35%, from Fiscal 2004. The increase in Fiscal 2006 relates primarily to additional interest income of $5.1 million arising from higher invested cash balances at higher yields, dormancy fees for gift cards of $1.2 million, and increased earnings in our Claire’s Nippon joint venture of $0.5 million.
International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Fiscal Year
	2006	2005	2004
Net sales	$405,744	$373,336	$312,502
Increase (decrease) in comparable store sales	6.0%	4.0%	(2.0)%
Gross profit percentage	53.8%	54.4%	51.7%
Number of stores at the end of the period(1)	772	717	700

(1)Number of stores excludes Claire’s Nippon stores and stores operated under license agreements
It is our objective to increase sales in the International division primarily through store growth and also through comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.
Net sales in our International division during Fiscal 2006 increased by $32.4 million, or 8.7%, from Fiscal 2005, which in turn was $60.8 million, or 19.5% higher than Fiscal 2004. The increase in Net sales during Fiscal 2006 was primarily attributable to comparable store sales increases of 6.0%, or approximately $23.3 million during the period; new store revenue, net of store closures, of approximately $18.0 million during the period; and a decline of $8.9 million resulting from the stronger U.S. dollar when translating our foreign operations at lower exchange rates. The positive comparable store sales increase in Fiscal 2006 was primarily driven by an increase of approximately 8.0% in the average retail price per transaction, which was the result of an increase of approximately 12.0% in the average unit retail price. The increase in Net sales during Fiscal 2005 was primarily attributable to new store revenue, net of store closures, of $14.6 million; the effects of the weak U.S. Dollar when translating our foreign operations at higher exchange rates of approximately $34.4 million; and by comparable store sales increases of 4.0%, or approximately $11.8 million during the period. The comparable store sales increase in Fiscal 2005 was primarily driven by an increase of approximately 14.0% in the average number of units sold in each transaction.
Due to the strategic initiatives employed within our International division, comparable store sales continued to improve in Fiscal 2005 and Fiscal 2006. These initiatives included sharing best practices from our North American operations for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required to support the anticipated growth and integration of our International division.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Jewelry	45.0%	40.0%	37.0%
Accessories	55.0%	60.0%	63.0%

	100.0%	100.0%	100.0%

The Gross profit percentage declined by 60 basis points in Fiscal 2006 and improved by 270 basis points in Fiscal 2005. The decline in Gross profit percentage in Fiscal 2006 is primarily a result of higher merchandise costs and freight costs than in Fiscal 2005. Merchandise costs in Fiscal 2006 increased due to the strengthening of the U.S. Dollar as compared to the British Pound and the Euro because most of the goods sourced for sale in our International division are purchased in U.S. dollars. In addition, higher promotional activity was required to reduce excessive inventory levels during the year. These higher costs were partially offset by decreased rent and rent related costs as a percentage of sales as leverage was realized from the sales gains discussed above. The primary source of improvement during Fiscal 2005 was the ability of our International division to source a significant portion of goods at a lower cost due to those goods being purchased from our vendors in U.S. Dollars, or approximately $4.4 million. The lower cost was available due to the weakness in the U.S. Dollar in Fiscal 2005 as compared to the British Pound and the Euro.
Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Operating activities	$242,859	$199,290	$204,407
Investing activities	52,113	(205,635)	(58,709)
Financing activities	(58,000)	(28,141)	(113,980)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal sales. Over the three years ended in Fiscal 2006, we generated $646.6 million of cash flows from operating activities from continuing operations. We ended Fiscal 2006 with approximately $431.1 million in Cash and cash equivalents, an increase of $240.1 million in Cash and cash equivalents from the prior year. We ended Fiscal 2006 with no debt outstanding. The net increase in Cash and cash equivalents during the period was primarily due to cash generated from operations and the sale of Short-term investments, offset by purchases of Short-term investments, capital expenditures and the payment of dividends.
Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of Trade accounts payable, operational costs and the payment of current taxes.
Our working capital at the end of Fiscal 2006 was $418.6 million compared to $326.4 million at the end of Fiscal 2005. The increase in working capital reflects higher inventory levels, higher cash and cash equivalents; offset by higher income taxes payable and higher trade accounts payable due to the timing of payments relating primarily to inventory.
Cash provided by operating activities for Fiscal 2006 was $242.9 million compared to $199.3 million for Fiscal 2005, or a $43.6 million increase. The change was primarily due to an increase in net income of $29.2 million, a decrease in inventory purchases of $11.0 million, a decrease in prepaid expenses and other assets of $7.8 million and an increase in trade accounts payable of $6.2 million offset by decreases of $11.9 million in accrued expenses and $9.0 million in deferred income taxes. Inventory purchases during Fiscal 2006 declined compared to Fiscal 2005 due to improved inventory management.
Cash provided by investing activities for Fiscal 2006 was $52.1 million compared to $205.6 million used in Fiscal 2005, or a $257.7 million increase. The cash provided was primarily due to the purchase and sale of Short-term investments, netting $134.6 million, compared to net purchases of Short-term investments in Fiscal 2005 of $134.6 million.

Capital expenditures of $73.4 million were made primarily to remodel existing stores and to open new stores. We also invested approximately $9.1 million in Intangible assets primarily within our International division representing acquired lease rights on new store locations. In Fiscal 2007, we expect to fund a total of approximately $90.0 to $100.0 million of capital expenditures, primarily to remodel existing stores, to open new stores and for modifications and replacements to our information technology systems, and approximately $19.1 million of acquired lease rights in an effort to continue to expand within our International division and remodel our store base.
Cash used by financing activities for Fiscal 2006 was $58.0 million compared to $28.1 million for Fiscal 2005, or a $29.9 million increase. This was primarily due to an increase of dividends paid by $34.0 million over the comparable period last year. We expect to pay approximately $38.7 million in dividends in Fiscal 2007.
During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases will be made on the open market or through privately negotiated transactions at prices we consider appropriate, and will be funded from our existing cash. As of January 28, 2006, no shares had yet been repurchased. Subsequent to January 28, 2006 and through March 31, 2006, we repurchased approximately 721,000 shares for $24.3 million.
Liquidity and Capital Resources
Our credit facility, a revolving line of credit of up to $60.0 million, is secured by inventory in the United States. The credit facility was entered into on March 31, 2004 and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At January 28, 2006, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $3.4 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at January 28, 2006. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our credit agreement as the sum of our available credit lines and certain cash and cash equivalent balances. Our excess liquidity has exceeded $20.0 million since the date of inception of the credit facility.
Our non-U.S. subsidiaries have bank credit facilities totaling approximately $779,000. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 28, 2006, there were no borrowings under these credit facilities.
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
Contractual Obligations and Off Balance Sheet Arrangements
We financed certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that any of the real property leases where leasehold improvements or equipment are located that are subject to these non-cancelable operating leases are terminated by us or our landlord prior to the scheduled expiration date of the real property lease, we will be required to accrue all future rent payments under these operating leases.

As of January 28, 2006, our future financial commitments under our arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than 1			More than
(in millions)	Total	year	1-3 years	3-5 years	5 years
Operating leases for real estate	$901.1	$158.8	$284.7	$227.9	$229.7
Operating leases for equipment and leasehold improvements	7.7	3.6	3.5	0.6	—
Letters of credit	3.4	3.4	—	—	—

Total	$912.2	$165.8	$288.2	$228.5	$229.7

The contractual obligations in the table above for our foreign entities have been translated to U.S. Dollars at March 31, 2006 exchange rates.
In Fiscal 2003, we disposed of our apparel segment, which was comprised of “Mr. Rags” stores, or Lux Corp. As of January 28, 2006, we remained guarantor on certain real estate leases for Mr. Rags store locations with future rental payments of approximately $3.2 million.
Recent Accounting Pronouncements
In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. We cannot estimate what those amounts will be in the future because they depend on various things, such as when employees exercise stock options.
The Company adopted SFAS No. 123R on January 29, 2006 using the modified prospective application approach. As discussed in Note 6, prior to adoption of SFAS No. 123R, the Company accelerated the vesting on substantially all of its unvested stock options and, as a result, there is no material compensation expense to be recorded under SFAS No. 123R for the Company’s stock options. The adoption of SFAS No. 123R will not have a material effect on compensation expense to be recorded by the Company for its time-vested stock awards. Under SFAS No. 123R, the Company will record a lower compensation expense relating to unvested shares of the long-term incentive stock plan implemented in Fiscal 2006 than under APB No. 25. The reduced expense arises from the difference in the Company’s stock price utilized to account for these shares under APB No. 25 and the grant date fair value required by SFAS No. 123R. The impact of adoption of SFAS No. 123R on the new long-term incentive plan for Fiscal 2007 cannot be determined at the present time as such plan has not yet been approved by the Compensation Committee of the Board of Directors.
During October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP states that rental costs, incurred during a construction period, associated with ground or building operating leases are not capitalizable and shall be recognized as rental expense.

The guidance of this FSP is effective with the first reporting period beginning after December 15, 2005. The Company does not capitalize such rental costs and this FSP will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.
In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.
Issued in December 2004, FASB FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, enterprises were allowed time beyond 2004 to evaluate the effect of the Jobs Creation Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In Fiscal 2006, the Company repatriated $95 million of foreign earnings and recorded an associated tax expense of approximately $5.7 million. See Note 8.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At January 28, 2006, we maintained foreign currency options; however, these options were not designated as hedging instruments under SFAS No. 133. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $7.0 million, net of tax, reflecting the unrealized loss on foreign currency translation during the fiscal year ended January 28, 2006. Based on the extent of our foreign operations in Fiscal 2006, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 1.0% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
     Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents and debt. Based on our average invested cash balances during Fiscal 2006, a 10% increase in the average effective interest rate in Fiscal 2006 would not have materially impacted our annual interest income.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005 and the results of their operations and their cash flows for each of the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Claire’s Stores, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
April 12, 2006
Tampa, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Claire’s Stores, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Claire’s Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Claire’s Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Claire’s Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Claire’s Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, and our report dated April 12, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
April 12, 2006
Tampa, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jan. 28,	Jan. 29,
	2006	2005
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$431,122	$191,006
Short-term investments	—	134,613
Inventories	113,405	110,072
Prepaid expenses and other current assets	53,480	57,635

Total current assets	598,007	493,326

Property and equipment:
Land and building	18,151	18,151
Furniture, fixtures and equipment	252,346	238,022
Leasehold improvements	238,817	211,721

	509,314	467,894
Less accumulated depreciation and amortization	(286,595)	(263,368)

	222,719	204,526

Intangible assets, net	56,175	52,474
Other assets	15,162	14,736
Goodwill	198,638	201,067

	269,975	268,277

Total assets	$1,090,701	$966,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$50,242	$42,325
Income taxes payable	36,708	30,600
Accrued expenses and other liabilities	92,495	94,013

Total current liabilities	179,445	166,938

Deferred tax liability	20,979	24,293
Deferred rent expense	21,959	19,211

	42,938	43,504

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,895,746 shares and 5,125,432 shares, respectively	245	256
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 94,580,977 shares and 93,858,213 shares, respectively	4,729	4,693
Additional paid-in capital	63,321	50,477
Unearned compensation	(2,690)	—
Accumulated other comprehensive income, net of tax	21,036	28,041
Retained earnings	781,677	672,220

	868,318	755,687

Total liabilities and stockholders’ equity	$1,090,701	$966,129

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(In thousands, except per share amounts)
Net sales	$1,369,752	$1,279,407	$1,132,834
Cost of sales, occupancy and buying expenses	625,866	587,687	524,455

Gross profit	743,886	691,720	608,379

Other expenses (income):
Selling, general and administrative	449,555	431,060	394,152
Depreciation and amortization	48,900	44,882	41,451
Interest expense	—	—	2,561
Interest and other income	(14,240)	(5,858)	(4,207)

	484,215	470,084	433,957

Income from continuing operations before income taxes	259,671	221,636	174,422
Income taxes	87,328	75,377	59,384

Income from continuing operations	172,343	146,259	115,038

Discontinued operation (Note 4):
Loss on disposal of Lux Corp., net of income taxes of $0, $1,865 and $0, respectively	—	(3,135)	—

Net loss from discontinued operations	—	(3,135)	—

Net income	172,343	143,124	115,038
Foreign currency translation adjustments	(7,005)	7,932	12,890

Comprehensive income	$165,338	$151,056	$127,928

Net income per share:
Basic:
Income from continuing operations	$1.74	$1.48	$1.17
Loss from discontinued operations	—	(0.03)	—

Net income per share	$1.74	$1.45	$1.17

Diluted:
Income from continuing operations	$1.73	$1.47	$1.17
Loss from discontinued operations	—	(0.03)	—

Net income per share	$1.73	$1.44	$1.17

Basic weighted average number of common shares outstanding	99,106	98,937	97,955

Diluted weighted average number of common and common equivalent shares outstanding	99,522	99,310	98,440

Dividends declared per share:
Common stock	$0.65	$0.30	$0.14

Class A common stock	$0.325	$0.15	$0.07

     See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Number of		Number of				Accumulated
	shares of Class	Class A	shares of		Additional		other
	A common	common	common	Common	paid-in	Unearned	comprehensive	Retained
	stock	stock	stock	stock	capital	compensation	income	earnings	Total
Balance: February 1, 2003	2,693	$135	46,147	$2,307	$32,834	$—	$7,219	$458,759	$501,254
Net income	—	—	—	—	—	—	—	115,038	115,038
Class A common stock converted to Common stock	(83)	(5)	83	5	—		—	—	—
Effect of 2 for 1 stock split	2,612	131	46,471	2,323	—	—	—	(2,454)	—
Stock options exercised, including tax benefit	—	—	992	50	16,558	—	—	—	16,608
Cash dividends ($0.14 per Common share and $0.07 per Class A common share)	—	—	—	—	—	—	—	(13,340)	(13,340)
Foreign currency translation adjustment	—	—	—	—	—	—	12,890	—	12,890

Balance: January 31, 2004	5,222	261	93,693	4,685	49,392	—	20,109	558,003	632,450
Net income	—	—	—	—	—	—	—	143,124	143,124
Class A common stock converted to Common stock	(97)	(5)	97	5	—	—	—	—	—
Stock options exercised, including tax benefit	—	—	68	3	1,085	—	—	—	1,088
Cash dividends ($0.30 per Common share and $0.15 per Class A common share)	—	—	—	—	—	—	—	(28,907)	(28,907)
Foreign currency translation adjustment	—	—	—	—	—	—	7,932	—	7,932

Balance: January 29, 2005	5,125	256	93,858	4,693	50,477	—	28,041	672,220	755,687
Net income	—	—	—	—	—	—	—	172,343	172,343
Class A common stock converted to common stock	(229)	(11)	229	11	—	—	—	—	—
Cash dividends ($0.65 per common share and $0.325 per Class A common share)	—	—	—	—	—	—	—	(62,886)	(62,886)
Stock options exercised, including tax benefit	—	—	323	17	5,727	—	—	—	5,744
Acceleration of stock options	—	—	—	—	314	—	—	—	314
Restricted stock issued	—	—	171	8	3,812	(2,690)	—	—	1,130
Long-term incentive plan	—	—	—	—	2,991	—	—	—	2,991
Foreign currency translation adjustment	—	—	—	—	—	—	(7,005)	—	(7,005)

Balance: January 28, 2006	4,896	$245	94,581	$4,729	$63,321	$(2,690)	$21,036	$781,677	$868,318

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$172,343	$143,124	$115,038
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations, net of tax benefit	—	3,135	—
Depreciation and amortization	48,900	44,882	41,451
Amortization of intangible assets	1,232	1,129	1,211
Loss on retirement of property and equipment	3,460	3,253	2,923
(Gain) loss on sale of intangible assets	—	(170)	(409)
Tax benefit of stock options	857	323	3,900
Stock compensation expense	4,121	—	—
Acceleration of stock options	314	—	2,416
(Increase) decrease in -
Inventories	(4,995)	(15,959)	(1,192)
Prepaid expenses and other current assets	2,995	(4,830)	(1,330)
Increase (decrease) in -
Trade accounts payable	9,747	3,585	120
Income taxes payable	5,776	3,657	15,638
Accrued expenses and other liabilities	(309)	11,629	22,473
Deferred income taxes	(4,458)	4,502	797
Deferred rent expense	2,876	1,030	1,371

Net cash provided by operating activities	242,859	199,290	204,407

Cash flows from investing activities:
Acquisition of property and equipment	(73,444)	(63,567)	(48,838)
Acquisition of intangible assets	(9,056)	(7,455)	(9,871)
Purchase of short-term investments	(82,334)	(246,234)	—
Sale of short-term investments	216,947	111,621	—

Net cash provided by (used in) investing activities	52,113	(205,635)	(58,709)

Cash flows from financing activities:
Principal payments on term loan	—	—	(85,932)
Principal payments on lines of credit	—	—	(25,000)
Proceeds from stock options exercised	4,886	766	10,292
Dividends paid	(62,886)	(28,907)	(13,340)

Net cash used in financing activities	(58,000)	(28,141)	(113,980)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,144	862	(2,570)

Net increase (decrease) in cash and cash equivalents	240,116	(33,624)	29,148

Cash and cash equivalents at beginning of period	191,006	224,630	195,482

Cash and cash equivalents at end of period	$431,122	$191,006	$224,630

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers and young adults. The Company operates stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Holland, Belgium and Japan. The stores in Japan are operated through a 50:50 joint venture.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s 50% ownership interest in its Japanese joint venture (Claire’s Nippon) is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. All references in the Company’s financial statements to number of shares, per share amounts, and stock option data of the Company’s Common stock have been restated to give effect to the 2-for-1 stock split of the Company’s Common stock and Class A common stock in the form of a 100% stock dividend in December 2003.
Reclassifications — The consolidated financial statements include certain reclassifications of prior period amounts in order to conform to current year presentation.
Use of Estimates — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, stock-based compensation and contingencies and litigation. Actual results could differ from these estimates.
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2006 consisted of 52 weeks and ended on January 28, 2006. Fiscal year 2005 consisted of 52 weeks and ended on January 29, 2005; Fiscal year 2004 consisted of 52 weeks and ended on January 31, 2004.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.
Short-term Investments — All short-term investments are classified as available-for-sale and are carried at par plus accrued interest, which approximates fair value. There were no unrealized gains or losses at January 29, 2005. At January 29, 2005, these investments consisted of auction rate securities with original maturities over 90 days. The cost of securities sold is based on the specific identification method.
The Company viewed its portfolio of auction rate securities with maturity beyond 90 days to be available for use in current operations and had accordingly classified such marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.
Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America, Spain and S.A.G., while the United Kingdom, Belgium, Holland, Ireland and France use average cost. Approximately 18% of the Company’s inventory was maintained using the average cost method at January 28, 2006 and January 29, 2005.

Prepaid Expenses and Other Current Assets — Prepaid expenses and other current assets include the following components as of the period indicated (dollars in thousands):

	Jan. 28,	Jan. 29,
	2006	2005
Prepaid rent and occupancy	$16,017	$26,696
Deferred tax asset	13,071	12,246
Credit card and other receivables	10,325	7,280
Trust assets	7,066	4,560
Store supplies	5,110	5,120
Other	1,891	1,733

	$53,480	$57,635

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the building and the furniture, fixtures and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.
The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 144, whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. The Company recorded no impairment charges during the years ended January 31, 2004, January 29, 2005 or January 28, 2006.
Goodwill — Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company had $198.6 million and $201.1 million of unamortized goodwill at January 28, 2006 and January 29, 2005, respectively. The Company had $18.1 million and $18.2 million of accumulated goodwill amortization at January 28, 2006 and January 29, 2005, respectively.
SFAS 142 requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s statement of operations. The Company performed these impairment tests as of the first day of the fourth quarter of Fiscal 2004, Fiscal 2005 and Fiscal 2006 and determined that no impairment exists.
Other Assets — Other assets primarily include deposits and the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases. The prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to seven years. Also included is the Company’s investment in Claire’s Nippon in the amount of $5.1 million and $3.2 million at January 28, 2006 and January 29, 2005, respectively.
Included in Interest and other income is the Company’s share of Claire’s Nippon’s net income approximating $2.3 million, $1.7 million and $1.2 million for Fiscal 2006, 2005, and 2004, respectively.

Intangible Assets — The Company has concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights was determined through the use of third-party valuations. In addition, the Company makes investments through its International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the market value of its intangible assets periodically and records an impairment charge when the Company believes the carrying amount of the asset is not recoverable. No significant impairment charges were recorded during Fiscal 2006, Fiscal 2005 and Fiscal 2004. The following tables summarize information regarding intangible assets at the respective periods (dollars in thousands):

	Jan. 28, 2006		Jan. 29, 2005
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
Amortizable lease rights	$22,198	$10,550	$19,275	$10,218
Non-amortizable lease rights	44,527	—	43,417	—

	$66,725	$10,550	$62,692	$10,218

			Weighted Average
			Amortization
			Period for Amortizable
Lease Right Acquisitions	Non-Amortizable	Amortizable	Lease Rights Acquisitions
			(in years)
Fiscal Year Ended

January 28, 2006	$4,427	$4,629	7.8

January 29, 2005	$7,310	$913	10.3

January 31, 2004	$9,348	$1,045	9.0
Amortization expense on these intangible assets is expected to be approximately $1.1 million for each of the next five years. Expected amortization expense for the Company’s foreign entities has been translated to U.S. Dollars at March 31, 2006 exchange rates. The weighted average amortization period of amortized intangible assets as of January 28, 2006 approximated 14 years.
Accrued Expenses and Other Liabilities — Accrued expenses and other liabilities include the following components as of the period indicated (dollars in thousands):

	Jan. 28,	Jan. 29,
	2006	2005
Compensation and benefits	$37,547	$39,133
Sales and local taxes	13,445	9,529
Gift cards and certificates	12,645	12,009
Store rent	5,410	5,189
Accrued expenses and other	23,448	28,153

	$92,495	$94,013

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in Accrued expenses and other liabilities.
Cost of Sales — Included within the Company’s Consolidated Statement of Operations line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its four distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $10.9 million, $10.7 million and $9.2 million in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.
Gift Cards and Gift Certificates — Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in Accrued expenses and other liabilities. Revenue from gift card and gift certificate sales is recognized at the time of redemption. Dormancy fees are charged against the gift card balance if the card remains inactive for a period of two years. Dormancy fees are included in Interest and other income.
Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 4 below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred rent expense and amortized over the remaining lease term as a reduction of rent expense.
Basic and Diluted Shares — Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options, time-vested stock and shares earned under the Company’s long-term incentive stock plan plus the number of shares included in basic net income per share.
The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$172,343	$146,259	$115,038

Denominator:
Weighted average number of shares outstanding
Basic	99,106	98,937	97,955
Effect of dilutive stock options	370	373	485
Effect of dilutive time-vested and long-term incentive stock awards	46	—	—

Diluted	99,522	99,310	98,440

Income from continuing operations per share:
Basic	$1.74	$1.48	$1.17
Diluted	$1.73	$1.47	$1.17
All options and other stock awards outstanding during the fiscal year ended January 28, 2006 and options outstanding during the fiscal year ended January 29, 2005 were included in the calculation of diluted shares. Options to purchase 326,604 shares of common stock at $16.93 per share were outstanding for the year ended January 31, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for that fiscal year and the effect was anti-dilutive.

Subsequent to January 28, 2006 and through March 31, 2006, employees and directors exercised stock options for approximately 463,000 shares of common stock and the Company repurchased approximately 721,000 shares of common stock in conjunction with its stock repurchase program.
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
Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of other comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.
Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of current assets and current liabilities. Current assets and liabilities approximate fair market value.
Derivative Instruments and Hedging Activities — The Company accounts for derivatives and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
The Company is exposed to market risk from foreign exchange rates. The Company continues to evaluate these risks and takes measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. The Company enters into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. Certain foreign currency options are designated as cash flow hedges, as defined by SFAS 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these foreign currency options are included in other comprehensive income. Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the foreign currency options are reclassified from accumulated other comprehensive income and recognized in earnings. The unrealized losses related to the import merchandise purchase program contracts, which were recorded in other comprehensive income, were not material for each period presented.
Foreign currency options maintained at January 28, 2006 were not designated as hedging instruments under SFAS 133.
Stock-Based Compensation — SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148 (dollars in thousands, except per share data):

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
Net income — as reported	$172,343	$143,124	$115,038
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(6,734)	(1,944)	(1,649)
Stock-based employee compensation expense included in reported net income, net of income tax	2,945	—	—

Net income — pro forma	$168,554	$141,180	$113,389

Basic net income per share — as reported	$1.74	$1.45	$1.17
Basic net income per share — pro forma	$1.70	$1.43	$1.16
Diluted net income per share — as reported	$1.73	$1.44	$1.17
Diluted net income per share — pro forma	$1.69	$1.42	$1.15
Time-vested stock awards are accounted for based on the fair value at date of grant. The related compensation expense is recognized over the vesting period in a systematic and rational manner consistent with the lapse of restrictions on the shares. Stock awards granted under the Company’s long-term incentive stock plan are accounted for based on the fair value of the stock on the date it becomes probable that performance targets required to receive the award will be achieved. Compensation expense is recognized over the related vesting period.
Recent Accounting Pronouncements — In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. We cannot estimate what those amounts will be in the future because they depend on various things, such as when employees exercise stock options.
The Company adopted SFAS No. 123R on January 29, 2006 using the modified prospective application approach. As discussed in Note 6, prior to adoption of SFAS No. 123R, the Company accelerated the vesting on substantially all of its unvested stock options and, as a result, there is no material compensation expense to be recorded under SFAS No. 123R for the Company’s stock options. The adoption of SFAS No. 123R will not have a material effect on compensation expense to be recorded by the Company for its time-vested stock awards. Under SFAS No. 123R, the Company will record a lower compensation expense relating to unvested shares of the long-term incentive stock plan implemented in Fiscal 2006 than under APB No. 25. The reduced expense arises from the difference in the Company’s stock price utilized to account for these shares under APB No. 25 and the grant date fair value required by SFAS No. 123R. The impact of adoption of SFAS No. 123R on the new long-term incentive plan for Fiscal 2007 cannot be determined at the present time as such plan has not yet been approved by the Compensation Committee of the Board of Directors.

During October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP states that rental costs, incurred during a construction period, associated with ground or building operating leases are not capitalizable and shall be recognized as rental expense. The guidance of this FSP is effective with the first reporting period beginning after December 15, 2005. The Company does not capitalize such rental costs and this FSP will not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.
In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.
Issued in December 2004, FASB FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, enterprises were allowed time beyond 2004 to evaluate the effect of the Jobs Creation Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In Fiscal 2006, the Company repatriated $95 million of foreign earnings and recorded an associated tax expense of approximately $5.7 million. See Note 8.
2. STATEMENTS OF CASH FLOWS
Payments of income taxes were $79.1 million in Fiscal 2006, $67.9 million in Fiscal 2005 and $43.6 million in Fiscal 2004. Payments of interest were $0.1 million in Fiscal 2006, $0.2 million in Fiscal 2005 and $2.7 million in Fiscal 2004. Interest expense for Fiscal 2006 and 2005 is included in Selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income.
During Fiscal 2006, Fiscal 2005 and Fiscal 2004, property and equipment with an original cost of $25.5 million, $32.4 million and $17.7 million, respectively, was retired. The loss on retirement approximated $3.5 million, $3.3 million and $2.9 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.
3. CREDIT FACILITIES
The Company entered into a new credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million and is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, primarily on the amount of inventory on hand in the United States. At January 28, 2006, the entire amount of $60.0 million was available for borrowing by the Company, subject to reduction for $3.4 million of outstanding letters of credit. The credit facility is cancelable by the Company without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at January 28, 2006. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our debt agreement as the sum of our available credit lines and certain cash and cash equivalent balances.

In December 1999, the Company entered into a credit facility pursuant to which the Company financed $200.0 million of the purchase price for Afterthoughts. The credit facility included a $40.0 million revolving line of credit which would have matured on December 1, 2004, and a $175.0 million five year term loan, the first installment of which was paid on December 31, 2000, with future installments, thereafter, payable on a quarterly basis through December 1, 2004. The credit facility was prepayable without penalty and bore interest at a margin of 100 basis points over the LIBOR. The margin was adjusted periodically based on the Company’s performance as it related to certain financial covenants. The Company terminated this facility on March 31, 2004.
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $779,000. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 28, 2006, there were no borrowings on these credit facilities.
4. COMMITMENTS AND CONTINGENCIES
Leasing — The Company leases its retail stores, certain offices and warehouse space and certain equipment under operating leases which expire at various dates through the year 2030 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for each of the three fiscal years is set forth below (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Minimum store rentals	$162,066	$154,994	$143,067
Store rentals based on net sales	4,734	4,700	3,767
Other rental expense	14,141	17,796	22,605

Total rental expense from continuing operations	$180,941	$177,490	$169,439

Fiscal 2005 includes $1.5 million of rent expense recorded to account for the cumulative adjustment to record rent expense incurred during the construction period prior to lease commencement.
Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2007	$162,353
2008	152,164
2009	136,069
2010	121,292
2011	107,202
Thereafter	229,671

$908,751

Rental commitments for the Company’s foreign entities in the table above have been translated to U.S. Dollars at March 31, 2006 exchange rates.
Certain leases provide for payment of real estate taxes, insurance and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indexes.
SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by the Company on February 2, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the International division. The cumulative effect adjustment recognized upon adoption of this standard and its impact on our results of operations or financial condition for each of the earlier periods presented was not material. The Company had retirement obligations of $1.8 million and $1.3 million recorded at January 28, 2006 and January 29, 2005, respectively.
In the year ended February 1, 2003 (“Fiscal 2003”), the Company disposed of its apparel segment, which was comprised of “Mr. Rags” stores, or Lux Corp. At January 28, 2006, the Company remains guarantor on certain real estate leases for Mr. Rags store locations with future rental payments of approximately $3.2 million.
Foreign Currency Options — From time to time, the Company has entered into short-term foreign currency options to hedge exposure to currency fluctuations between the British Pound and the U.S. Dollar. Certain of these contracts are accounted for as cash flow hedges and are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in accumulated other comprehensive income. The amount recognized in relation to these contracts was not material.
The counterparty to the Company’s foreign currency options is a major financial institution. The credit ratings and concentration of risk of the financial institution are monitored on a continuing basis. In the unlikely event that the counterparty fails to meet the terms of a foreign currency contract, the Company’s exposure is limited to the foreign currency rate difference.
Legal — The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect trademark rights. In May 2002, the Company sold the stock of Lux Corporation d/b/a Mr. Rags, and discontinued the operations of its apparel segment. In January 2003, Lux Corporation filed for bankruptcy, and on November 7, 2003, the Official Committee of Unsecured Creditors of Lux Corporation, filed a complaint against the Company in the United States Bankruptcy Court for the Central District of California. This litigation was settled for $5 million ($3.1 million net of income taxes). The settlement represents return of proceeds the Company received as a result of the sale, and was recorded during Fiscal Year 2005 within the financial statement line item “Net loss from discontinued operations.”
The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, earnings or cash flow.
Other
Approximately 60% of the merchandise purchased by the Company was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.
In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. Management estimated that the retirement package would cost the Company approximately $8.7 million, which was recorded in the Company’s Statement of Operations within expenses titled “Selling, general and administrative.” At January 28, 2006, the Company’s estimated remaining liability relating to this package was approximately $5.1 million.
5. STOCKHOLDERS’ EQUITY
Stock Split — On November 4, 2003, the Company’s Board of Directors announced a 2-for-1 stock split of its Common stock and Class A common stock in the form of a 100% stock dividend distribution. On December 19, 2003, 46,471,815 shares of Common stock and 2,611,989 shares of Class A common stock were distributed to stockholders. Stockholders’ equity has been adjusted to give recognition of the stock split by reclassifying from retained earnings to the Common stock and Class A common stock accounts the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, and stock option data of the Company’s stock have been restated.

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
Stock Repurchase Program — In November 2005, the Company’s Board of Directors approved a stock repurchase program of up to $200 million. No shares were repurchased during the fiscal year ended January 28, 2006. Subsequent to January 28, 2006 and through March 31, 2006, the Company purchased approximately 721,000 shares of common stock for $24.3 million.
Time-Vested Stock Awards — During the fiscal year ended January 28, 2006, the Company issued approximately 170,000 shares of restricted common stock to non-management directors and executive management. The shares were issued under the Claire’s Stores, Inc. Amended and Restated 1996 Incentive Plan (the “1996 Plan”) and the Amended and Restated 2005 Incentive Plan (the “2005 Plan”). The recipients are entitled to vote and receive dividends on the shares, which are subject to certain transfer restrictions and forfeiture if a recipient leaves the Company for various reasons, other than disability, death, or certain other events. The weighted average grant date fair value was $22.48 per share. The stock, which had an aggregate fair value at date of grant of approximately $3.8 million, is subject to vesting provisions of one to three years based on continued employment or service to the Company. Compensation expense relating to these shares recorded during the fiscal year ended January 28, 2006 was approximately $1.1 million. At January 28, 2006, unearned compensation related to these shares was $2.7 million.
Long-Term Incentive Stock Plan — Beginning for Fiscal 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock will be awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2006 were made under the 1996 Plan. During the fiscal year ended January 28, 2006, compensation expense and additional paid-in capital of approximately $3.0 million was recorded in conjunction with the LTIP. This expense was based on the fair value of the Company’s common stock at the end of Fiscal 2006 of $30.87. Shares awarded under the LTIP vest over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 54,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. A maximum of approximately 609,000 additional shares may be issued under the LTIP for Fiscal 2006 grants.
6. STOCK OPTIONS
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
The 2005 Plan was approved by the Company’s Board of Directors in March 2005 and by stockholders in June 2005. Under the 2005 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards and other stock based awards to purchase up to 2,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options available for grant under the 2005 Plan are exercisable at prices equal to the fair market value of shares at the date of the grant, except that incentive stock options available to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of the grant. The aggregate number of shares granted to any one person may not exceed 500,000 shares. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter. The terms and conditions related to restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards and other stock based awards will be determined by the Compensation Committee.
Incentive stock options currently outstanding are exercisable at various prices and dates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.
Options to purchase 5,000 shares were outstanding, but not yet exercisable, at January 28, 2006 under the 1996 Plan. There were 9,201,109 shares of Common stock available for future grants under the 2005 Plan at January 28, 2006 (which includes shares recaptured from the previous plans).

A summary of the activity in the Company’s stock option plans is presented below:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	1,511,813	$15.39	1,266,868	$14.23	1,669,096	$8.52
Options granted	—	—	350,000	$19.01	900,000	$16.77
Options exercised	(323,127)	$15.09	(68,555)	$11.16	(1,235,728)	$8.30
Options canceled	(75,250)	$17.30	(36,500)	$15.96	(66,500)	$15.34

Outstanding at end of period	1,113,436	$15.33	1,511,813	$15.40	1,266,868	$14.23

Exercisable at end of period	1,108,436	$15.32	428,842	$12.39	189,534	$8.73
Weighted average fair value of options granted during the period (see below)		N/A		$10.19		$8.98
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Expected dividend yield	N/A	1.30%	1.40%
Expected stock price volatility	N/A	50.00%	50.00%
Risk-Free interest rate	N/A	4.60%	4.70%
Expected life of options	N/A	7 years	7 years
     The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average		Average
	Shares	Life	Exercise	Number of	Exercise
Exercise Prices	Outstanding	(Years)	Price	Shares	Price
$8.96	100,000	0.48	$8.96	100,000	$8.96
$10.19	226,936	3.87	$10.19	226,936	$10.19
$13.40	35,000	7.41	$13.40	35,000	$13.40
$16.93	436,500	7.63	$16.93	431,500	$16.93
$18.61 to $22.04	315,000	8.06	$19.05	315,000	$19.05

	1,113,436	6.34	$15.33	1,108,436	$15.32

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

During January 2006, the Company accelerated the vesting of approximately 659,000 incentive and non-qualified stock options held by employees, representing substantially all unvested options outstanding at the time of acceleration. These accelerated options had a weighted average exercise price of $16.29, which was less than the market price of the Company’s Common stock of $29.34 at the time of acceleration. This action resulted in non-cash, stock-based compensation expense of $314,000 in Fiscal 2006. It also resulted in an increase of $2.4 million, net of tax, in the pro forma stock-based employee compensation expense shown in Note 1. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost of approximately $4.2 million in the Company’s future consolidated financial statements upon adoption of SFAS No. 123R, Share Based Payment.
7. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $0.50, up to 2% of the employee’s salary. In Fiscal 2006, Fiscal 2005 and Fiscal 2004, the cost of Company matching contributions was $716,000, $509,000 and $603,000, respectively.
Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan, which was amended and restated, effective as of February 4, 2005, that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan totaled $7.1 million and $4.6 million at January 28, 2006 and January 29, 2005, respectively, and are included in Other current assets in the Company’s Consolidated Balance Sheets. The obligations under the plan are included in Accrued expenses and other liabilities. Total Company contributions were $408,000, $313,000 and $197,000 in Fiscal 2006, 2005 and 2004, respectively.
8. INCOME TAXES
Income before income taxes from continuing operations is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2006	2005	2004
Domestic	$186,904	$155,497	$125,567
Foreign	72,767	66,139	48,855

	$259,671	$221,636	$174,422

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
Federal:
Current	$71,693	$55,299	$38,307
Deferred	(3,315)	3,557	5,664

	68,378	58,856	43,971

State:
Current	6,028	4,679	3,970
Deferred	(343)	369	587

	5,685	5,048	4,557

Foreign:
Current	14,247	10,836	9,373
Deferred	(982)	637	1,483

	13,265	11,473	10,856

Total income tax expense from continuing operations	87,328	75,377	59,384
Tax benefit of discontinued operations	—	(1,865)	—

Total income tax expense	$87,328	$73,512	$59,384

     The tax effects on the significant components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Jan. 28,	Jan. 29,
	2006	2005
Deferred tax assets:
Accrued expenses	$5,050	$4,193
Deferred rent	4,408	3,555
Discontinued operations	224	3,023
Compensation & benefits	5,575	3,921
Inventory	1,714	621
Gift cards	1,089	—
Net operating loss carry forwards	8,418	6,388
Other	840	760

Total gross deferred tax assets	27,318	22,461

Valuation allowance	(8,305)	(5,884)

Total deferred tax assets, net	19,013	16,577

Deferred tax liabilities:
Depreciation	3,230	9,139
Operating leases	230	1,034
Intangible asset amortization	22,151	17,607
Other	809	844

Total deferred tax liabilities	26,420	28,624

Net deferred tax liability	$(7,407)	$(12,047)

The provision for income taxes from continuing operations differs from an amount computed at the statutory federal rate as follows:

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 31,
	2006	2005	2004
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign income tax benefit at less than U.S. rate	(6.4)	(6.0)	(5.3)
State and local income taxes, net of federal tax benefit	1.4	1.7	1.7
American Jobs Creation Act repatriation	2.2	—	—
Change in accrual for estimated tax contingencies	2.3	1.9	0.7
Other, net	(0.9)	1.4	1.9

	33.6%	34.0%	34.0%

The American Jobs Creation Act of 2004 (the “Act”), created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from foreign subsidiaries. During the fourth quarter of Fiscal 2006, the Company repatriated $95 million of foreign earnings under the Act. Accordingly, the Company recorded income tax expense of $5.7 million in connection with this repatriation. The additional tax expense consists of federal taxes ($1.4 million), state taxes, net of federal benefit ($0.5 million) and foreign taxes ($3.8 million).
As of January 28, 2006, there are accumulated unremitted earnings from the Company’s foreign subsidiaries on which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Based on the current United States and foreign subsidiaries’

income tax rates, it is estimated that United States taxes, net of foreign tax credits, of approximately $51.6 million would be due upon repatriation.
As of January 28, 2006 and January 29, 2005, net current deferred income tax assets of $13.1 million and $12.2 million, respectively, are classified as Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet. There were no net current deferred income tax liabilities as of January 28, 2006 and January 29, 2005.
As of January 28, 2006, the Company had available net operating loss (“NOL”) carry forwards of approximately $8.4 million for foreign and state income tax purposes. The foreign NOL carry forwards of approximately $18.3 million ($6.1 million after-tax) have an indefinite expiration. The state NOL carry forwards of approximately $44.6 million ($2.3 million after-tax) are subject to various expiration dates pursuant to the applicable statutes of the respective taxing jurisdictions. The valuation at January 28, 2006, primarily applies to the foreign and state NOL carry forwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these NOL carry forwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense in the period of adjustment. The net change in the total valuation allowance for Fiscal 2006 and 2005 was an increase of $2.4 million and $0.7 million, respectively.
The Company has established accruals for tax contingencies based on tax positions that it believes are supportable, but are potentially subject to successful challenge by the taxing authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company believes these contingent tax liabilities are adequate for all open audit years.
The IRS commenced its audit of the Company’s U.S. income tax returns for Fiscal 2003 and 2004 in the fourth quarter of Fiscal 2006. As of January 28, 2006, the IRS has not proposed any significant adjustments. The Company anticipates that this audit will be completed by the end of Fiscal 2007. While it is not possible to predict the impact of this audit on income tax expense, the Company believes based on currently available information that the ultimate outcome will not have a material adverse effect on its financial position, results of operations or cash flows.
Accumulated other comprehensive income at January 28, 2006 and January 29, 2005 includes $4.4 million and $7.0 million, respectively, resulting in a decrease of $2.6 million related to the income tax effect of unrealized gains on foreign currency translation within the Company’s foreign subsidiaries.
Taxes impacted stockholders’ equity with credits of $0.9 million and $0.3 million for the years ended January 28, 2006 and January 29, 2005, respectively, relating to tax benefits from the exercise of stock options.
9. RELATED PARTY TRANSACTIONS
The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Our two Co-Chairmen, as well as a sister of the Company’s Co-Chairmen, each have an approximately 32% ownership interest in the general partnership, and our Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During Fiscal 2006, 2005, and 2004, the Company paid Rowland Schaefer & Associates, Inc. approximately $1,217,000, $1,147,000, and $900,000, respectively, for rent, real estate taxes, and operating expenses as required under the lease. After obtaining approval of the Company’s Corporate Governance/Nominating Committee, the Company executed a new lease in January 2004 which expires on December 31, 2013.
The Company leases retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by the Company’s two Co-Chairmen and a sister of the Company’s Co-Chairmen. During Fiscal 2006, 2005 and 2004, the Company paid approximately $460,000, $293,000 and $282,000, respectively, for rent to 720 Lexington Realty LLC.

During Fiscal 2005 and 2004, the terms under the lease with 720 Lexington Realty LLC were the same terms as were in effect since September 1994 when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expired on January 31, 2005 and the Company’s Corporate Governance/Nominating Committee approved the terms of a new lease in January 2005. The new lease terms provide for a five-year term with a five year renewal option, and annual rental payments of $460,000 (exclusive of real estate taxes and other operating expenses to be paid by the Company under the lease).
Management believes that these lease arrangements are on no less favorable terms than the Company could obtain from unaffiliated third parties.

10. SELECTED QUARTERLY FINANCIAL DATA
 (Unaudited)

	Fiscal Year Ended January 28, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(In thousands, except per share amounts)
Net sales	$302,708	$325,042	$327,259	$414,743	$1,369,752
Gross profit	164,013	173,194	175,718	230,961	743,886
Net income	29,702	35,458	38,127	69,056	172,343

Basic net income per share
Net income	$0.30	$0.36	$0.38	$0.70	$1.74

Diluted net income per share
Net income	$0.30	$0.36	$0.38	$0.69	$1.73

	Fiscal Year Ended January 29, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(In thousands, except per share amounts)
Net sales	$281,591	$305,223	$296,702	$395,891	$1,279,407
Gross profit	156,067	163,303	157,470	214,880	691,720
Income from continuing operations	27,692	32,745	27,158	58,664	146,259
Loss on disposal of discontinued operations	—	—	—	3,135	3,135
Net income	27,692	32,745	27,158	55,529	143,124

Basic net income per share
Income from continuing operations	$0.28	$0.33	$0.27	$0.59	$1.48
Loss from discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.28	$0.33	$0.27	$0.56	$1.45

Diluted net income per share
Income from continuing operations	$0.28	$0.33	$0.27	$0.59	$1.47
Loss from discontinued operations	—	—	—	(0.03)	(0.03)

Net income	$0.28	$0.33	$0.27	$0.56	$1.44

11. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Interest and other income” in the Company’s Consolidated Statements of Operations and Comprehensive Income within the Company’s North American division. Substantially all of the stock compensation expense for Fiscal 2006 is recorded in the Company’s North American division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Net sales:
North America	$964,008	$906,071	$820,332
International	405,744	373,336	312,502

Total net sales	$1,369,752	$1,279,407	$1,132,834

Operating income:
North America	$226,269	$195,518	$165,279
International	68,062	65,142	48,948

Total operating income	$294,331	$260,660	$214,227

Depreciation and amortization:
North America	$32,383	$29,046	$27,222
International	16,517	15,836	14,229

Total depreciation and amortization	$48,900	$44,882	$41,451

Interest expense:
North America	$—	$—	$2,530
International	—	—	31

Total interest expense	$—	$—	$2,561

Interest and other income:
North America	$(10,669)	$(3,851)	$(2,860)
International	(3,571)	(2,007)	(1,347)

Total interest and other income	$(14,240)	$(5,858)	$(4,207)

Income from continuing operations before income taxes:
North America	$204,554	$170,323	$138,387
International	55,117	51,313	36,035

Total income from continuing operations before income taxes	$259,671	$221,636	$174,422

Income taxes:
North America	$81,794	$68,484	$52,578
International	5,534	6,893	6,806

Total income taxes	$87,328	$75,377	$59,384

Income from continuing operations:
North America	$122,760	$101,839	$85,809
International	49,583	44,420	29,229

Total income from continuing operations	$172,343	$146,259	$115,038

Goodwill:
North America	$170,650	$170,650	$170,650
International	27,988	30,417	29,152

Total goodwill	$198,638	$201,067	$199,802

Long lived assets:
North America	$159,361	$145,418	$128,585
International	63,358	59,108	57,266

Total long lived assets	$222,719	$204,526	$185,851

Total assets:
North America	$822,687	$668,772	$542,763
International	268,014	297,357	263,161

Total assets	$1,090,701	$966,129	$805,924

Capital Expenditures
North America	$46,895	$46,930	$33,331
International	26,549	16,637	15,507

Total capital expenditures	$73,444	$63,567	$48,838

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America. Operating income represents Gross profit less Selling, general and administrative costs.
Approximately 19.0%, 19.0% and 19.0% of the Company’s Net sales were in the United Kingdom for Fiscal Years 2006, 2005 and 2004, respectively, and approximately 13.0%, 14.0% and 17.0% of the Company’s property and equipment, net, were located in the United Kingdom at January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Approximately 7.0%, 7.0% and 6.0% of the Company’s Net sales were in France for Fiscal years 2006, 2005 and 2004, respectively, and approximately 11.0%, 13.0% and 12.0% of the Company’s property and equipment, net, were located in France at January 28, 2006, January 29, 2005 and January 31, 2004, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in this Annual Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Change in our Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III.
Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services.
The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.
PART IV.
Item 15. Exhibits, Financial Statement Schedules
     (a) List of documents filed as part of this report.
     1. Financial Statements
     2. Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.
     3. Exhibits

(2)(a)	Agreement and Plan of Merger dated as of March 9, 1998 among the Company, CSI Acquisition Corp., Lux Corporation, and David Shih, Eva Shih, Daniel Shih, Douglas Shih, the Shih Irrevocable Trust and Crestwood Partners LLC, as amended by letter amendment dated March 23, 1998 and addendum thereto dated March 24, 1998 (incorporated by reference to exhibit 2 (a) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999).

(2)(b)	Asset Purchase Agreement, dated as of November 1, 1999, by and between the Company, Venator Group, Inc., Venator Group Specialty, Inc., Venator Group Canada, Inc., Afterthoughts Boutiques, Inc. and Afterthoughts (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 1999).

(2)(c)	Agreement and Plan of Merger, dated as of April 28, 2000, by and between Claire’s Stores, Inc. and CSI Florida Acquisition, Inc. (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the 2000 Annual Meeting of Stockholders).

(2)(d)	Stock Purchase Agreement, dated as of May 17, 2002, by and among Mr. Rags Acquisition, Inc., Claire’s Stores, Inc. and Lux Corporation d/b/a Mr. Rags (omitted schedules will be furnished supplementally to the Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002).

(3)(a)	Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2000).

(3)(b)	Amended and Restated Bylaws of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 2, 2004).

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(4)(a)	Rights Agreement, effective May 30, 2003 between Claire’s Stores, Inc. and Wachovia Bank, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Articles of Amendment Designating the Series A Junior Participating Preferred Stock of Claire’s Stores, Inc.; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Shares of Claire’s Stores, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 23, 2003).

(10)(a)	Amended and Restated 1996 Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005 relating to the 2003 Annual Meeting of Stockholders).

(10)(b)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10)(c)	2005 Management Deferred Compensation Plan effective as of February 4, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005).

(10)(d)	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(e)	Retirement Agreement dated December 2003 between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(f)	Loan and Security Agreement dated March 31, 2004 by and among, the Company, as lead borrower for BMS Distributing Corp., Claire’s Boutiques, Inc., CBI Distributing Corp., and Claire’s Puerto Rico Corp., Fleet Retail Group, Inc., as administrative agent for and the revolving credit lenders and other financial institutions or entities from time to time parties thereto, and Fleet National Bank as issuer (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(g)	Employment Agreement, dated February 11, 2005, between the Company and E. Bonnie Schaefer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005).

(10)(h)	Employment Agreement, dated February 11, 2005, between the Company and Marla Schaefer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2005).

(10)(i)	2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10 (c) to the Company’s Annual Report on Form 10-K filed on April 13, 2005).

(21)	Subsidiaries of the Company.(1)

(23)	Consent of KPMG LLP.(1)

(24)	Power of Attorney (included on signature page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(a), (10)(b), (10)(c), (10)(e), (10)(g), (10)(h) and (10)(i).

(31.1)	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).(1)

(31.2)	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).(1)

(31.3)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a).(1)

(32.1)	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(32.2)	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(32.3)	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
April 12, 2006	By:	/s/ Marla L. Schaefer
Marla L. Schaefer, Co-Chief Executive Officer

April 12, 2006	By:	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer, Co-Chief Executive Officer

April 12, 2006	By:	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President and Chief
Financial Officer

POWER OF ATTORNEY
     We, the undersigned, hereby constitute Ira D. Kaplan and William H. Girard III, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2006	/s/ Marla L. Schaefer
Marla L. Schaefer, Co-Chairman of the Board of
Directors (principal co-executive officer and director)

April 12, 2006	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer, Co-Chairman of the Board of
Directors (principal co-executive officer and director)

April 12, 2006	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President, Chief
Financial Officer and Director (principal financial and accounting officer and director)

April 12, 2006	/s/ Martha Clark Goss
Martha Clark Goss, Director

April 12, 2006	/s/ Ann Spector Lieff
Ann Spector Lieff, Director

April 12, 2006	/s/ Bruce G. Miller
Bruce G. Miller, Director

April 12, 2006	/s/ Steven H. Tishman
Steven H. Tishman, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.