Form 10-Q
period 2006-04-29
CLAIRES STORES INC
filed 2006-06-07
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2006
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐
Large accelerated filer ☒                Accelerated filer ☐                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of May 31, 2006 was 93,165,991 and 4,882,854, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 29, 2006	Jan. 28, 2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$386,354	$431,122
Inventories	128,341	113,405
Prepaid expenses	42,883	17,738
Other current assets	36,560	35,742

Total current assets	594,138	598,007

Property and equipment:
Land and building	17,350	18,151
Furniture, fixtures and equipment	261,565	252,346
Leasehold improvements	252,374	238,817

	531,289	509,314
Less accumulated depreciation and amortization	(296,272)	(286,595)

	235,017	222,719

Intangible assets, net of accumulated amortization of $11,304 and $10,550, respectively	59,843	56,175
Other assets	15,200	15,162
Goodwill	199,660	198,638

	274,703	269,975

Total assets	$1,103,858	$1,090,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$72,642	$50,242
Income taxes payable	27,609	36,708
Accrued expenses and other liabilities	86,578	92,495

Total current liabilities	186,829	179,445

Long-term liabilities:
Deferred tax liability	21,513	20,979
Deferred rent expense	22,302	21,959
Other liabilities	992	—

	44,807	42,938

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,884,557 shares and 4,895,746 shares, respectively	244	245
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 94,045,702 shares and 94,580,977 shares, respectively	4,702	4,729
Additional paid-in capital	71,982	63,321
Unearned compensation	—	(2,690)
Accumulated other comprehensive income, net of tax	28,730	21,036
Retained earnings	766,564	781,677

	872,222	868,318

Total liabilities and stockholders’ equity	$1,103,858	$1,090,701

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
	(In thousands, except per share amounts)

Net sales	$311,927	$302,708
Cost of sales, occupancy and buying expenses	147,174	138,695

Gross profit	164,753	164,013

Other expenses (income):
Selling, general and administrative	111,676	110,517
Depreciation and amortization	13,158	12,348
Interest and other income	(4,567)	(1,961)

	120,267	120,904

Income before income taxes	44,486	43,109
Income taxes	14,785	13,407

Net income	29,701	29,702
Foreign currency translation adjustments	7,694	(1,654)

Comprehensive income	$37,395	$28,048

Net income per share:
Basic	$0.30	$0.30

Diluted	$0.30	$0.30

Basic weighted average number of common shares outstanding	99,160	98,994

Diluted weighted average number of common and common equivalent shares outstanding	99,572	99,358

Dividends declared per share:
Common stock	$0.10	$0.10

Class A common stock	$0.05	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
	(In thousands)

Cash flows from operating activities:
Net income	$29,701	$29,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,158	12,348
Amortization of intangible assets	348	261
(Gain) loss on sale/retirement of property and equipment, net	(147)	630
Gain on sale of intangible assets	(47)	—
Excess tax benefit from share-based compensation	(3,242)	—
Stock compensation expense	2,435	640
Increase (decrease) in -
Inventories	(13,928)	(6,962)
Prepaid expenses	(24,124)	(11,622)
Other assets	400	(531)
Increase (decrease) in -
Trade accounts payable	21,331	17,386
Income taxes payable	(4,590)	(3,157)
Accrued expenses and other liabilities	(7,725)	(20,255)
Deferred income taxes	(350)	246
Deferred rent expense	163	892

Net cash provided by operating activities	13,383	19,578

Cash flows from investing activities:
Acquisition of property and equipment	(23,190)	(17,031)
Proceeds from sale of land and building	881	—
Acquisition of intangible assets	(1,679)	(2,407)
Purchase of short-term investments	—	(82,334)
Sale of short-term investments	—	216,947

Net cash provided by (used in) investing activities	(23,988)	115,175

Cash flows from financing activities:
Proceeds from stock options exercised	7,539	311
Purchase and retirement of common stock	(35,177)	—
Excess tax benefit from share-based compensation	3,242	—
Dividends paid	(9,687)	(9,657)

Net cash used in financing activities	(34,083)	(9,346)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(80)	(336)

Net increase (decrease) in cash and cash equivalents	(44,768)	125,071

Cash and cash equivalents at beginning of period	431,122	191,006

Cash and cash equivalents at end of period	$386,354	$316,077

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 28, 2006 filed with the Securities and Exchange Commission, including Note 1 to the consolidated financial statements included therein which discusses principles of consolidation and a summary of significant accounting policies. These statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill and intangible assets, provisions for income taxes, stock-based compensation, and contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on January 29, 2006.

Time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period.

Other stock awards, such as long-term incentive plan awards, which qualify as equity plans under SFAS No. 123R, are accounted for based on fair value at date of grant. The compensation expense is based on the number of shares expected to be issued when it becomes probable that performance targets required to receive the award will be achieved. The expense is recorded over the requisite service period.

Other long-term incentive plans accounted for as liabilities under SFAS No. 123R are recorded at fair value at each reporting date until settlement. The compensation expense is based on the number of performance units expected to be issued when it becomes probable that performance targets required to receive the award will be achieved. The expense is recorded over the requisite service period.

2.	Earnings Per Share

The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Numerator:
Net income	$29,701	$29,702
Denominator:
Weighted average number of shares outstanding
Basic	99,160	98,994
Effect of dilutive stock options	343	359
Effect of dilutive time-vested and long term incentive stock awards	69	5

Diluted	99,572	99,358

Net income per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

All outstanding time-vested stock awards and options for the three months ended April 29, 2006 and April 30, 2005 were included in the computation of diluted earnings per share.

3.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to executive management, key employees and directors under stock-based compensation plans.

Through January 28, 2006, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, recognized no compensation expense related to stock options. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. For awards of stock granted under long-term incentive agreements, the fair value at the end of each reporting period was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Three Months Ended
Apr. 30, 2005
Net income — as reported	$29,702
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(890)
Stock-based employee compensation expense included in reported net income, net of income tax	416

Net income — pro forma	$29,228

Basic net income per share — as reported	$0.30
Basic net income per share — pro forma	$0.30
Diluted net income per share — as reported	$0.30
Diluted net income per share — pro forma	$0.29
Effective January 29, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards is recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

Prior to adopting SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

In the three months ended April 29, 2006 and April 30, 2005, the Company recognized total stock-based compensation cost of $2.4 million and $0.6 million, respectively, and related tax benefits of approximately $0.8 million and $0.2 million, respectively. As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes, net income and basic and diluted earnings per share for the three months ended April 29, 2006 are not materially different than if the Company had continued to account for the share-based compensation programs under APB 25. For the three months ended April 29, 2006, cash flow from operating activities decreased $3.2 million and cash flow from financing activities increased $3.2 million as a result of adoption of SFAS No. 123R and the requirement relating to classification of cash flows of tax benefits from share-based compensation.

The Company issues new shares to satisfy share-based awards and exercise of stock options. During the three month periods ended April 29, 2006 and April 30, 2005, no cash was used to settle equity instruments granted under share-based payment arrangements.

Under the Claire’s Stores, Inc. Amended and Restated 1996 Incentive Plan (the “1996 Plan”), the Company may grant either incentive stock options or non-qualified stock options to purchase up to 8,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options granted under the 1996 Plan are exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person may not exceed 1,000,000. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter.

The Claire’s Stores, Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in March 2005 and by stockholders in June 2005. Under the 2005 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards and other stock based awards to purchase up to 2,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options available for grant under the 2005 Plan are exercisable at prices equal to the fair market value of shares at the date of the grant, except that incentive stock options available to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of the grant. The aggregate number of shares granted to any one person may not exceed 500,000 shares. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter. The terms and conditions related to restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards and other stock based awards will be determined by the Compensation Committee of the Company’s Board of Directors.

Incentive stock options currently outstanding are exercisable at various prices and dates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.

There were 9,211,109 shares of Common stock available for future grants under the 2005 Plan at April 29, 2006 (which includes shares recaptured from the previous plans). There will be no future grants under the 1996 Plan.

On January 23, 2006, the Company accelerated the vesting of approximately 659,000 incentive and non-qualified stock options held by employees, representing substantially all unvested options outstanding at the time of acceleration. These accelerated options had a weighted average exercise price of $16.29, which was less than the market price of the Company’s Common stock of $29.34 at the time of acceleration. This action resulted in non-cash, stock-based compensation expense of $314,000 in Fiscal 2006. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related aggregate compensation cost of approximately $4.2 million in the Company’s consolidated financial statements primarily during Fiscal 2007 and 2008 under SFAS No. 123R.

A summary of the activity in the Company’s stock option plans is presented below:

	Three Months Ended April 29, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	1,113,436	$15.33
Options granted	—	—
Options exercised	(485,436)	$15.53
Options canceled	(10,000)	$16.93

Outstanding at end of period	618,000	$15.14	5.77	$12,408,000

Exercisable at end of period	618,000	$15.14	5.77	$12,408,000
On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the three month periods ended April 29, 2006 and April 30, 2005, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the three month periods ended April 29, 2006 and April 30, 2005 was approximately $9.3 million and $526,000, respectively.

Time-Vested Stock Awards — During the fiscal year ended January 28, 2006, the Company issued approximately 170,000 shares of restricted common stock to non-management directors and executive management. The shares were issued under the 1996 Plan and 2005 Plan. The recipients are entitled to vote and receive dividends on the shares, which are subject to certain transfer restrictions and forfeiture if a recipient leaves the Company for various reasons, other than disability, death, or certain other events. The weighted average grant date fair value was $22.48 per share. The stock, which had an aggregate fair value at date of grant of approximately $3.8 million, is subject to vesting provisions of one to three years based on continued employment or service to the Company. Compensation expense relating to these shares recorded during the three months ended April 29, 2006 and April 30, 2005 was approximately $337,000 and $208,000, respectively. At April 29, 2006, unearned compensation related to these shares was $2.4 million. That cost is expected to be recognized over a weighted-average period of 1.75 years.

A summary of the activity during the three months ended April 29, 2006 in the Company’s time-vested stock is presented below:

		Weighted-Average
Time-Vested Shares	Shares	Grant Date Fair Value
Nonvested at beginning of period	169,933	$22.48

Granted	—	—
Vested	(37,500)	$22.48
Forfeited	—	—

Nonvested at end of period	132,433	$22.48

Long-Term Incentive Stock Plan — In Fiscal 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock will be awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2006 were made under the 1996 Plan. During the three months ended April 29, 2006 and April 30, 2005, compensation expense and additional paid-in capital of approximately $255,000 and $432,000, respectively, was recorded in conjunction with the LTIP. Compensation expense during the three months ended April 29, 2006 was based on the fair value of the common stock at date of grant in Fiscal 2006. Compensation expense for the three months ended April 30, 2005 was based on the fair value of the common stock on April 30, 2005. Shares awarded under the LTIP vest over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 54,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. A maximum of approximately 609,000 additional shares may be issued under the LTIP for Fiscal 2006 grants.

During April 2006, the Compensation Committee approved the Fiscal 2007 Long-Term Incentive Program (“Fiscal 2007 LTIP”). Under the Fiscal 2007 LTIP, Performance Units will be issued to certain officers and employees upon the Company’s achievement during the fiscal year ended February 3, 2007 of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee. An aggregate maximum of 1,030,000 Performance Units may be earned under the Fiscal 2007 LTIP. The Performance Units will be paid in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vest over a three year period at the rate of 25%, 25% and 50% during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. The Fiscal 2007 LTIP is accounted for as a liability under SFAS 123R. During the three months ended April 29, 2006, the Company recorded compensation expense of approximately $1.8 million in conjunction with the Fiscal 2007 LTIP. The compensation expense was based on the common stock closing price on April 29, 2006 of $35.22.

4.	Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within the Company’s North American division. Net sales and Income before income taxes for the periods presented were as follows (dollars in thousands):

	Net Sales		Income Before Income Taxes
	Three Months Ended		Three Months Ended
	Apr. 29,	Apr. 30,	Apr. 29,	Apr. 30,
	2006	2005	2006	2005
North America	$225,557	$216,340	$42,979	$41,297
International	86,370	86,368	1,507	1,812

Total	$311,927	$302,708	$44,486	$43,109

5.	Income Taxes

The Company’s effective income tax rate during the three months ended April 29, 2006 was 33.2%, as compared to 31.1% during the comparable period ended April 30, 2005. The Company’s higher effective income tax rate for the three month period ended April 29, 2006 was due to a change in the overall geographic mix of earnings, and other non-recurring items.

6.	Statements of Cash Flows

Payments of income taxes were $20.7 million and $16.9 million for the three months ended April 29, 2006 and April 30, 2005, respectively.

During the three months ended April 29, 2006 and April 30, 2005, Property and equipment with an original cost of $6.0 million and $4.5 million, respectively, was retired. The loss on retirement approximated $620,000 and $630,000 for the three months ended April 29, 2006 and April 30, 2005, respectively.

7.	Stockholders’ Equity

During the three months ended April 29, 2006, the Company repurchased and retired approximately 1,032,000 shares of common stock. Subsequent to April 29, 2006 and through May 26, 2006, the Company repurchased an additional 835,500 shares of common stock for approximately $25.0 million.

8.	Commitments and Contingencies

The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including wage and hour litigation, litigation with present and former employees and litigation to protect trademark rights. The Company believes that current pending litigation will not have a material adverse effect on its financial position, earnings or cash flows.
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
Annually, our fiscal years end on the Saturday closest to January 31. We refer to the prior fiscal year ended January 28, 2006 as Fiscal 2006, and the current fiscal year ending February 3, 2007 as Fiscal 2007.
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

Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of April 29, 2006, we operated a total of 2,906 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Holland and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “Afterthoughts” and “The Icing.” We are continuing the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 180 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 92 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 8 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2006 Annual Report on Form 10-K, filed on April 12, 2006, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
Stock-Based Compensation
On January 29, 2006, we adopted SFAS No. 123R.
Our time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period.
Other stock awards, such as long-term incentive plan awards, which qualify as equity plans under SFAS 123R, are accounted for based on fair value at date of grant. The compensation expense is based on the number of shares expected to be issued when it becomes probable that performance targets required to receive the award will be achieved. The expense is recorded over the requisite service period. Determining the number of shares expected to be awarded under the long-term incentive plan requires judgment in determining the performance targets to be achieved over the period covered by the plan. If actual results differ significantly from those estimated, stock-based compensation expense and our results of operations could be materially impacted.
Other long-term incentive plans accounted for as liabilities under SFAS No. 123R are recorded at fair value at each reporting date until settlement. The compensation expense is based on the number of performance units expected to be issued when it becomes probable that performance targets required to receive the award will be achieved. The expense is recorded over the requisite service period. Determining the number of Performance Units expected to be awarded under the long-term incentive plan requires judgment in determining the performance targets to be achieved over the period covered by the plan. If actual results differ significantly from those estimated, stock-based compensation expense and our results of operations could be materially impacted.
Prior to January 29, 2006, the Company applied the intrinsic value method of APB 25 in accounting for stock options. As a result of the acceleration of vesting of options on January 23, 2006, substantially all of the Company’s stock options were fully vested by the end of Fiscal 2006. The Company currently has no plans of utilizing stock options during Fiscal 2007 as part of its stock-based compensation plans.
See Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the three month period ended April 29, 2006 for further discussion of SFAS No. 123R.

Results of Operations
Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$311,927	$302,708
Increase in comparable store sales	3.0%	5.0%
Gross profit percentage	52.8%	54.2%
Selling, general and administrative expenses as a percentage of Net sales	35.8%	36.5%
Net income	$29,701	$29,702
Net income per diluted share	$0.30	$0.30
Number of stores at the end of the period (1)	2,906	2,852

(1)	Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
Net sales for the three months ended April 29, 2006 increased by $9.2 million, or 3.0% from the three months ended April 30, 2005. This increase was primarily attributable to comparable store sales increases of 3.0%, or approximately $8.0 million; new store revenue, net of store closures, of approximately $7.0 million; and a net decline of $5.5 million resulting from foreign currency translation of our foreign operations.
The positive comparable sales experienced in our North American division has continued and were across various merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. The positive comparable sales within our International division continue and are stimulated by specific initiatives we continue to employ, including sharing best practices employed in our North American division for merchandise selection, store operations and attentive customer service.
During the first quarter of Fiscal 2007, the positive comparable sales were primarily driven by an increase of approximately 7.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the average unit retail price and an increase of approximately 3.0% in the number of units sold per transaction, offset by a decrease of approximately 3.0% in average number of transactions per store.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Jewelry	62.0%	59.0%
Accessories	38.0%	41.0%

	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages decreased by 140 basis points during the three months ended April 29, 2006 as compared to the three months ended April 30, 2005. The decrease was primarily attributable to higher fuel costs resulting in increased freight charges and increased inventory markdowns. The higher freight charges also resulted from increased use of air transport to ensure our stores were properly positioned for the Easter holiday sales period.

Selling, general and administrative expenses increased $1.2 million for the three months ended April 29, 2006 as compared to the three months ended April 30, 2005. The increase was primarily attributable to increases in expenses related to payroll and benefits, offset by lower corporate overhead expenses. As a percentage of Net sales, Selling, general and administrative expenses decreased by 70 basis points for the three months ended April 29, 2006.
Interest and other income for the three months ended April 29, 2006 increased $2.6 million over the comparable prior year period primarily as a result of additional interest income arising from higher invested cash balances at higher yields.
Our effective income tax rate during the first three months of Fiscal 2007 was 33.2%, as compared to 31.1% during the comparable period of Fiscal 2006. Our higher effective income tax rate for the three month period ended April 29, 2006 was due to a change in the overall geographic mix of earnings, and other non-recurring items. With respect to the overall geographic mix of earnings, our combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of earnings and the resolution of tax contingencies for amounts different from our current estimates.
Segment Operations
We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Net sales	$225,557	$216,340
Increase in comparable store sales	4.0%	3.0%
Gross profit percentage	54.7%	55.8%
Number of stores at the end of the period(1)	2,114	2,123

(1)	Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
Net sales in North America during the three months ended April 29, 2006 increased by $9.2 million, or 4.3%, over the comparable period ended April 30, 2005. The increase in Net sales was primarily attributable to comparable store sales increases of 4.0%, or approximately $7.2 million; new store revenue, net of store closures, of approximately $0.9 million; and an increase of $1.3 million resulting from the stronger Canadian dollar when translating at higher exchange rates.
The positive comparable sales experienced in North America were primarily attributable to an increase of approximately 7.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the average unit retail price and an increase of approximately 3.0% in the average number of units sold per transaction. These increases were partially offset by a decrease of approximately 2.0% in average number of transactions per store. The positive comparable sales experienced in North America were across various merchandise categories, most notably in the jewelry related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which contributed significantly to the comparable store sales increases experienced during the first quarter of Fiscal 2007.

Gross profit percentages decreased by 110 basis points for the three months ended April 29, 2006 as compared to the three months ended April 30, 2005. The decrease was principally a result of higher fuel costs resulting in increased freight charges and increased inventory markdowns. The higher freight charges also resulted from increased use of air transport to ensure our stores were properly positioned for the Easter holiday sales period.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Jewelry	66.0%	65.0%
Accessories	34.0%	35.0%

	100.0%	100.0%

Interest and other income of $3.9 million for the three months ended April 29, 2006 increased $2.8 million, from $1.1 million in the comparable period in Fiscal 2006. The increase was principally attributable to additional interest income arising from higher invested cash balances at higher yields.
International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Net sales	$86,370	$86,368
Increase in comparable store sales	1.0%	9.0%
Gross profit percentage	47.9%	50.1%
Number of stores at the end of the period(1)	792	729

(1)	Number of stores excludes Claire’s Nippon and stores operated under license agreements
Net sales in our International division during the three months ended April 29, 2006 did not significantly change from the three months ended April 30, 2005. This resulted from a decline of $6.9 million resulting from the stronger U.S. dollar when translating our foreign operations at lower exchange rates which offset the $6.1 million increase in new store revenues, net of store closures, and $0.8 million attributable to comparable store sales increases of 1.0% during the period.
Due to the strategic initiatives employed within our International division, comparable store sales remain positive. These initiatives included sharing best practices from our North America operations for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business. Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore expansion into countries in which we do not currently operate.
The positive comparable sales were principally attributable to an increase of approximately 7.0% in the average retail price per transaction, which was the result of an increase of approximately 3.0% in the average unit retail price and an increase of approximately 4.0% in the average number of units sold per transaction, offset by a decrease of approximately 6.0% in average number of transactions per store.

The Gross profit percentage declined by 220 basis points for the three months ended April 29, 2006. The decline in Gross profit percentage for the three months ended April 29, 2006 is primarily a result of higher fuel costs resulting in increased freight costs, inventory markdowns and rent support than the comparable period ended April 30, 2005. The higher freight charges also resulted from increased use of air transport to ensure our stores were properly positioned for the Easter holiday sales period. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on merchandise margins.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Jewelry	50.0%	43.0%
Accessories	50.0%	57.0%

	100.0%	100.0%

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Three Months Ended
	Apr. 29, 2006	Apr. 30, 2005
Operating activities	$13,383	$19,578
Investing activities	$(23,988)	$115,175
Financing activities	$(34,083)	$(9,346)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal sales. At April 29, 2006, we had $386.4 million in Cash and cash equivalents, a decrease of $44.8 million from January 28, 2006. We ended the first quarter of Fiscal 2007 with no debt outstanding. The net decrease in Cash and cash equivalents during the period was primarily due to cash used to repurchase stock, fund capital expenditures and pay dividends, offset by cash generated from operations and proceeds from the exercise of stock options.
Our major source of cash from operations is store sales, substantially all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, net of Trade accounts payable, operational costs and the payment of current taxes.
Our working capital at April 29, 2006 was $407.3 million compared to $418.6 million at January 28, 2006. The decrease in working capital reflects higher inventory levels and lower income taxes payable; offset by higher trade accounts payable due to the timing of inventory payments and lower cash and cash equivalents.
Cash provided by operating activities during the first three months of Fiscal 2007 was $13.4 million compared to $19.6 million for the same period in Fiscal 2006, or a $6.2 million decrease. The change was primarily due to an increase in Prepaid expenses of $12.5 million, decrease in other assets of $0.9 million, an increase in inventory purchases of $7.0 million over the comparable period in the prior year, and an increase in Trade accounts payable of $4.0 million offset by an increase of $12.5 million in Accrued expenses. Inventory purchases during the three months ended April 29, 2006 increased compared to the comparable prior year period primarily as a result of efforts to continue flowing new merchandise into the stores to keep appearances fresh and responsive to the Easter and Mother’s Day holidays. In addition, cash flow from operating activities during the three months ended April 29, 2006 was reduced by $3.2 million relating to the excess tax benefit from share-based compensation in conjunction with adoption of SFAS No. 123R.

Cash used in investing activities during the first three months of Fiscal 2007 was $24.0 million compared to $115.2 million provided for the same period in Fiscal 2006, or a $139.2 million decrease. The cash used was primarily due to capital expenditures of $23.2 million. The Fiscal 2006 cash provided included a $134.6 million sale of short-term investments, net of purchases.
Capital expenditures were made primarily to remodel existing stores and to open new stores. We also invested $1.6 million in Intangible assets within our International division representing acquired lease rights on new store locations. In Fiscal 2007, we expect to fund a total of approximately $90 to $100 million of capital expenditures and approximately $16 million of purchased lease rights in an effort to continue to expand and remodel our store base.
Cash used by financing activities during the first three months of Fiscal 2007 was $34.1 million compared to $9.3 million for the same period in Fiscal 2006, or a $24.7 million increase. This was primarily due to the repurchase of stock of $35.2 million offset by an increase in cash provided by stock option exercises of $7.2 million over the comparable period last year. In addition, cash flow from financing activities during the three months ended April 29, 2006 increased $3.2 million relating to the excess tax benefit from share-based compensation in conjunction with adoption of SFAS No. 123R.
We paid dividends of $9.7 million during the three months ended April 29, 2006. We expect to pay approximately $38 million in dividends in Fiscal 2007.
During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases have been, and will continue to be, made on the open market or through privately negotiated transactions at prices we consider appropriate, and have been, and will continue to be, funded from our existing cash. As of April 29, 2006, approximately 1,032,000 shares have been repurchased. Subsequent to April 29, 2006 and through May 26, 2006, an additional 835,500 shares of common stock were repurchased for approximately $25.0 million.
Credit Arrangements
Our credit facility, a revolving line of credit of up to $60.0 million, is secured by inventory in the United States. The credit facility was entered into on March 31, 2004 and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At April 29, 2006, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $4.0 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at April 29, 2006. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our credit agreement as the sum of our available credit lines and certain cash and cash equivalent balances. Our excess liquidity has exceeded $20.0 million since the date of inception of the credit facility.
Our non-U.S. subsidiaries have bank credit facilities totaling approximately $806,000. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At April 29, 2006, there were no borrowings under these credit facilities.
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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures and new store openings for Fiscal 2007, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic conditions, such as inflation and increased energy costs; general political and social conditions, such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; changes in laws, including employment laws relating to overtime pay, tax laws and import laws; uncertainties generally associated with the specialty retailing business; and disruptions in our supply of inventory. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2006 under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At April 29, 2006, we maintained foreign currency options; however, these options were not designated as hedging instruments under SFAS No. 133. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $7.7 million, net of tax, reflecting the unrealized gain on foreign currency translation during the three months ended April 29, 2006. Based on the extent of our foreign operations in Fiscal 2007, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005 and through April 29, 2006, the Chinese Yuan increased by 1.05% as compared to the U.S. Dollar. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash and cash equivalents. Based on our average invested cash balances during the first three months of Fiscal 2007, a 10% increase in the average effective interest rate in the remainder of Fiscal 2007 would not have a material impact on our annual interest income.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended April 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise, litigation with respect to various employment matters, including wage and hour litigation, litigation with present and former employees, and litigation to protect our trademark rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended April 29, 2006, we purchased shares of our common stock under a maximum $200 million share repurchase program authorized by the Board of Directors in November 2005. We may purchase shares at any time in the open market or in privately negotiated transactions at prices we consider appropriate. The stock purchase program contains no expiration date.

The following table sets forth information on our common stock repurchase program activity for the three months ended April 29, 2006 (amounts in thousands, except per share data):

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs
January 29 - February 25, 2006	215	$30.48	215	$193,459
February 26 - April 1, 2006	506	35.08	506	175,697
April 2 - April 29, 2006	311	34.97	311	164,823

Total First Quarter	1,032	$34.09	1,032	$164,823

Item 6. Exhibits
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
(Registrant)

June 7, 2006	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 7, 2006	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

June 7, 2006	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President,
Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.