Form 10-Q
period 2006-07-29
CLAIRES STORES INC
filed 2006-09-06
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of August 31, 2006 was 90,320,274 and 4,880,700, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2006	Jan. 28, 2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$317,123	$431,122
Inventories	133,591	113,405
Prepaid expenses	41,873	17,738
Other current assets	38,934	35,742

Total current assets	531,521	598,007

Property and equipment:
Land and building	17,350	18,151
Furniture, fixtures and equipment	266,801	252,346
Leasehold improvements	265,665	238,817

	549,816	509,314
Less accumulated depreciation and amortization	(305,043)	(286,595)

	244,773	222,719

Intangible assets, net of accumulated amortization of $11,657 and $10,550, respectively	60,054	56,175
Other assets	18,098	15,162
Goodwill	200,072	198,638

	278,224	269,975

Total assets	$1,054,518	$1,090,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$74,921	$50,242
Income taxes payable	15,420	36,708
Accrued expenses and other liabilities	92,660	92,495

Total current liabilities	183,001	179,445

Long-term liabilities:
Deferred tax liability	21,207	20,979
Deferred rent expense	23,727	21,959
Other liabilities	1,414	—

	46,348	42,938

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,881,616 shares and 4,895,746 shares, respectively	244	245
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 91,375,607 shares and 94,580,977 shares, respectively	4,569	4,729
Additional paid-in capital	73,717	63,321
Unearned compensation	—	(2,690)
Accumulated other comprehensive income, net of tax	30,037	21,036
Retained earnings	716,602	781,677

	825,169	868,318

Total liabilities and stockholders’ equity	$1,054,518	$1,090,701

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net sales	$349,160	$325,042	$661,087	$627,750
Cost of sales, occupancy and buying expenses	167,879	151,848	315,053	290,543

Gross profit	181,281	173,194	346,034	337,207

Other expenses (income):
Selling, general and administrative	118,109	111,574	229,785	222,091
Depreciation and amortization	13,912	11,776	27,070	24,124
Interest and other income	(4,681)	(3,083)	(9,248)	(5,044)

	127,340	120,267	247,607	241,171

Income before income taxes	53,941	52,927	98,427	96,036
Income taxes	17,979	17,469	32,764	30,876

Net income	35,962	35,458	65,663	65,160

Foreign currency translation adjustments	1,307	(7,615)	9,001	(9,269)

Comprehensive income	$37,269	$27,843	$74,664	$55,891

Net income per share:
Basic	$0.37	$0.36	$0.67	$0.66

Diluted	$0.37	$0.36	$0.67	$0.66

Basic weighted average number of common shares outstanding	97,560	99,056	98,360	99,025

Diluted weighted average number of common and common equivalent shares outstanding	97,769	99,441	98,675	99,401

Dividends declared per share:
Common stock	$0.10	$0.10	$0.20	$0.20

Class A common stock	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 29, 2006	July 30, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$65,663	$65,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,070	24,124
Amortization of intangible assets	703	502
Loss on sale/retirement of property and equipment, net	570	1,582
Gain on sale of intangible assets	(47)	—
Excess tax benefit from stock-based compensation	(3,442)	—
Stock-based compensation expense	3,810	1,605
Increase in -
Inventories	(18,772)	(11,839)
Prepaid expenses	(23,272)	(11,046)
Other assets	(3,615)	(3,041)
Increase (decrease) in -
Trade accounts payable	23,077	19,878
Income taxes payable	(17,717)	(21,257)
Accrued expenses and other liabilities	(2,403)	(10,266)
Deferred income taxes	(1,813)	(25)
Deferred rent expense	1,529	1,421

Net cash provided by operating activities	51,341	56,798

Cash flows from investing activities:
Acquisition of property and equipment	(46,634)	(34,433)
Proceeds from sale of land and building	881	—
Acquisition of intangible assets	(1,659)	(3,492)
Purchase of short-term investments	—	(82,334)
Sale of short-term investments	—	216,947

Net cash provided by (used in) investing activities	(47,412)	96,688

Cash flows from financing activities:
Proceeds from stock options exercised	8,497	1,628
Purchase and retirement of common stock	(111,701)	—
Excess tax benefit from stock-based compensation	3,442	—
Dividends paid	(19,231)	(19,321)

Net cash used in financing activities	(118,993)	(17,693)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,065	1,386

Net increase (decrease) in cash and cash equivalents	(113,999)	137,179

Cash and cash equivalents at beginning of period	431,122	191,006

Cash and cash equivalents at end of period	$317,123	$328,185

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
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.
In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales or value added taxes in the consolidated financial statements as the Company does not record such taxes on a gross basis.
2.	Earnings Per Share
The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Numerator:
Net income	$35,962	$35,458	$65,663	$65,160
Denominator:
Weighted average number of shares outstanding
Basic	97,560	99,056	98,360	99,025
Effect of dilutive stock options	175	363	257	363
Effect of dilutive time-vested and long term incentive stock awards	34	22	58	13

Diluted	97,769	99,441	98,675	99,401

Net income per share:
Basic	$0.37	$0.36	$0.67	$0.66
Diluted	$0.37	$0.36	$0.67	$0.66
All outstanding time-vested stock awards and options for the three and six months ended July 29, 2006 and July 30, 2005 were included in the computation of diluted earnings per share.
3.	Stock-Based Compensation
The Company issues stock options and other stock-based awards to executive management, key employees and directors under its stock-based compensation plans.
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

	Three Months Ended	Six Months Ended
	July 30,	July 30,
	2005	2005

Net income — as reported	$35,458	$65,160
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(846)	(1,736)
Stock-based employee compensation expense included in reported net income, net of income tax	627	1,043

Net income — pro forma	$35,239	$64,467

Basic net income per share — as reported	$0.36	$0.66
Basic net income per share — pro forma	$0.36	$0.65
Diluted net income per share — as reported	$0.36	$0.66
Diluted net income per share — pro forma	$0.35	$0.65
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
Prior to adopting SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for stock-based compensation in excess of the deferred tax asset attributable to stock compensation costs.
During the three months ended July 29, 2006 and July 30, 2005, the Company recognized $1.4 million and $1.0 million, respectively, of stock-based compensation cost and related tax benefits of approximately $0.4 million and $0.3 million, respectively. In the six months ended July 29, 2006 and July 30, 2005, the Company recognized total stock-based compensation cost of $3.8 million and $1.6 million, respectively, and related tax benefits of approximately $1.2 million and $0.5 million, respectively. As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes, net income and basic and diluted earnings per share for the three and six months ended July 29, 2006 are not materially different than if the Company had continued to account for the share-based compensation programs under APB 25. For the six months ended July 29, 2006, cash flow from operating activities decreased $3.4 million and cash flow from financing activities increased $3.4 million as a result of adoption of SFAS No. 123R and the requirement relating to classification of cash flows of tax benefits from share-based compensation.
The Company issues new shares to satisfy share-based awards and exercise of stock options. During the three and six month periods ended July 29, 2006 and July 30, 2005, no cash was used to settle equity instruments granted under share-based payment arrangements.
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
Incentive stock options currently outstanding are exercisable at a price equal to the fair market value of the shares at date of grant and expire ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire ten years after the date of grant.
There were 9,192,709 shares of Common stock available for future grants under the 2005 Plan at July 29, 2006 (which includes shares recaptured from the previous plans). There will be no future grants under the 1996 Plan.
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
A summary of the activity in the Company’s stock option plans is presented below:

	Six Months Ended July 29, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	1,113,436	$15.33
Options granted	—	—
Options exercised	(590,436)	$14.40
Options canceled	(10,000)	$16.93

Outstanding at end of period	513,000	$16.36	6.58	$4,522,850

Exercisable at end of period	513,000	$16.36	6.58	$4,522,850

On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the three and six month periods ended July 29, 2006 and July 30, 2005, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the three month periods ended July 29, 2006 and July 30, 2005 was approximately $1.8 million and $0.7 million, respectively. The aggregate intrinsic value of stock options exercised during the six month periods ended July 29, 2006 and July 30, 2005 was approximately $11.1 million and $1.3 million, respectively.
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
During the three months ended July 29, 2006, the Company issued an additional 18,400 shares of restricted common stock to non-management directors under the 2005 Plan. The weighted average grant date fair value was $24.38 per share. The stock, which had an aggregate fair value at date of grant of approximately $449,000, is subject to vesting provisions of one year based on continued service to the Company.
Compensation expense relating to all outstanding time-vested shares during the three months ended July 29, 2006 and July 30, 2005 approximated $332,000 and $208,000, respectively. Compensation expense relating to all outstanding time-vested shares recorded during the six months ended July 29, 2006 and July 30, 2005 was approximately $669,000 and $416,000, respectively. At July 29, 2006, unearned compensation related to these shares was $2.5 million. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years. At the date of vesting, the total fair value of time-vested shares which vested during the six months ended July 29, 2006 approximated $1.7 million.
A summary of the activity during the six months ended July 29, 2006 in the Company’s time-vested stock is presented below:

		Weighted-Average
Time-Vested Shares	Shares	Grant Date Fair Value
Nonvested at beginning of period	169,933	$22.48

Granted	18,400	$24.38
Vested	(57,433)	$23.02
Forfeited	—	—

Nonvested at end of period	130,900	$22.52

Long-Term Incentive Stock Plan — In Fiscal 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock will be awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2006 were made under the 1996 Plan. During the three months ended July 29, 2006 and July 30, 2005, compensation expense and additional paid-in capital of approximately $256,000 and $757,000, respectively, was recorded in conjunction with the LTIP. During the six months ended July 29, 2006 and July 30, 2005, compensation expense and additional paid-in capital of approximately $511,000 and $1.2 million, respectively, was recorded in conjunction with the LTIP. Compensation expense during the three and six months ended July 29, 2006 was based on the fair value of the common stock at date of grant in Fiscal 2006. Compensation expense for the three and six months ended July 30, 2005 was based on the fair value of the common stock on July 30, 2005. Shares awarded under the LTIP vest over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 54,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. These shares were issued during May 2006. A maximum of approximately 609,000 additional shares may be issued under the LTIP for Fiscal 2006 grants.
During April 2006, the Compensation Committee approved the Fiscal 2007 Long-Term Incentive Program (“Fiscal 2007 LTIP”). Under the Fiscal 2007 LTIP, Performance Units will be issued to certain officers and employees upon the Company’s achievement during the fiscal year ended February 3, 2007 of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee. An aggregate maximum of approximately 1,030,000 Performance Units may be earned under the Fiscal 2007 LTIP. The Performance Units will be paid in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vest over a three year period at the rate of 25%, 25% and 50% during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. The Fiscal 2007 LTIP is accounted for as a liability under SFAS 123R. During the three and six months ended July 29, 2006, the Company recorded compensation expense of approximately $788,000 and $2.6 million, respectively, in conjunction with the Fiscal 2007 LTIP. The compensation expense was based on the common stock closing price on July 29, 2006 of $25.18.
4.	Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. The Company accounts for the goods it sells to third parties who license our brand under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in its North American division and the license fees it charges under the licensing agreements within “Interest and other income” within its International division in the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within the Company’s North American division. Substantially all of the stock-based compensation expense is recorded in the Company’s North American division. Net sales and Income before income taxes for the periods presented were as follows (dollars in thousands):

	Net Sales		Income Before Income Taxes		Net Sales		Income Before Income Taxes
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005	2006	2005	2006	2005

North America	$237,306	$222,929	$38,840	$36,586	$462,863	$439,269	$81,819	$77,883
International	111,854	102,113	15,101	16,341	198,224	188,481	16,608	18,153

Total	$349,160	$325,042	$53,941	$52,927	$661,087	$627,750	$98,427	$96,036

5.	Income Taxes
The Company’s effective income tax rate during both the three and six months ended July 29, 2006 was 33.3% as compared to 33.0% and 32.2% during the three and six months ended July 30, 2005, respectively. The Company’s higher effective income tax rate for the three and six months ended July 29, 2006 was due to a change in the overall geographic mix of earnings, and other non-recurring items.
6.	Statements of Cash Flows
Payments of income taxes were $54.4 million and $50.6 million for the six months ended July 29, 2006 and July 30, 2005, respectively.
During the six months ended July 29, 2006 and July 30, 2005, Property and equipment with an original cost of $13.1 million and $9.2 million, respectively, was retired. The loss on retirement approximated $1.3 million and $1.6 million for the six months ended July 29, 2006 and July 30, 2005, respectively.
7.	Stockholders’ Equity
During the six months ended July 29, 2006, the Company repurchased and retired approximately 3,882,000 shares of common stock. Subsequent to July 29, 2006 and through August 31, 2006, the Company repurchased approximately 1,058,000 additional shares of common stock for approximately $27.4 million.
See Note 3 for shares issued during May 2006 in conjunction with the Company’s long-term incentive stock plan.
8.	Commitments and Contingencies
The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including wage and hour litigation, litigation with present and former employees and litigation regarding intellectual property rights. The Company believes that current pending litigation will not have a material adverse effect on its financial position, earnings or cash flows.
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

Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adult females. We are organized based on our geographic markets, which include our North American operations and our International operations. As of July 29, 2006, we operated a total of 2,935 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Holland and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “Afterthoughts” and “The Icing.” We are continuing the process of transitioning our “Afterthoughts” stores to “Icing by Claire’s” stores to capitalize on the Claire’s brand name. We also operated 186 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 102 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 7 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
See Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the six month period ended July 29, 2006 for further discussion of SFAS No. 123R.

Results of Operations
Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	$349,160	$325,042	$661,087	$627,750
Increase in comparable store sales	2.0%	5.0%	3.0%	5.0%
Gross profit percentage	51.9%	53.3%	52.3%	53.7%
Selling, general and administrative expenses as a percentage of Net sales	33.8%	34.3%	34.7%	35.4%
Net income	$35,962	$35,458	$65,663	$65,160
Net income per diluted share	$0.37	$0.36	$0.67	$0.66
Number of stores at the end of the period (1)	2,935	2,851	2,935	2,851

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements outside of North America
Net sales for the three months ended July 29, 2006 increased by $24.1 million, or 7.0% from the three months ended July 30, 2005. This increase was primarily attributable to comparable store sales increases of 2.0%, or approximately $7.6 million; new store revenue, net of store closures, of approximately $11.3 million; and a net increase of $4.6 million resulting from foreign currency translation of our foreign operations. Net sales for the six months ended July 29, 2006 increased by $33.3 million, or 5.0% over the comparable period ended July 30, 2005. This increase was primarily due to comparable store increases of approximately 3.0%, or approximately $15.5 million; new store revenue, net of store closures, of approximately $18.8 million partially offset by $1.4 million resulting from the stronger U.S. dollar when translating our foreign operations.
The positive comparable sales experienced in our North American division has continued and were across various merchandise categories, most notably in the fashion jewelry, hairgoods and children’s merchandise related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. Within our International division, we continue to employ strategic initiatives which include sharing best practices from our North American division for merchandise selection, store operations and customer service.
During both the three and six months ended July 29, 2006, the positive comparable sales were primarily driven by an increase of approximately 7.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the average unit retail price and an increase of approximately 3.0% in the number of units sold per transaction, offset by a decrease of approximately 2.0% in average number of transactions per store.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Jewelry	60.0%	60.0%	61.0%	59.0%
Accessories	40.0%	40.0%	39.0%	41.0%

	100.0%	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages decreased by 140 basis points during both the three and six months ended July 29, 2006 as compared to the three and six months ended July 30, 2005. The decrease during the three months ended July 29, 2006 was primarily attributable to higher cost of goods sold due to reduced initial markup, increased inventory markdowns and higher rent and rent-related expenses, primarily base rent, utilities and property taxes. The decrease during the six months ended July 29, 2006 was due to higher cost of goods sold due to reduced initial markup, increased inventory markdowns, higher fuel costs resulting in increased freight charges and higher rent and rent related expenses, primarily base rent, utilities and property taxes.
Selling, general and administrative expenses increased $6.5 million for the three months ended July 29, 2006 as compared to the three months ended July 30, 2005 and $7.7 million for the six months ended July 29, 2006 as compared to the six months ended July 30, 2005. The increase was primarily attributable to increases in expenses related to payroll and benefits and expenses associated with on-going litigation, offset by corporate overhead expenses. As a percentage of Net sales, Selling, general and administrative expenses decreased by 50 basis points for the three months ended July 29, 2006, and decreased 70 basis points for the six months ended July 29, 2006.
Interest and other income for the three and six months ended July 29, 2006 increased $1.6 million and $4.2 million, respectively, over the comparable prior year periods primarily as a result of additional interest income arising from higher rates of return and increased invested cash balances.
Our effective income tax rates during the three months and six months ended July 29, 2006 were 33.3% as compared to 33.0% and 32.2% during the comparable periods of Fiscal 2006. Our higher effective income tax rates for the three and six month periods ended July 29, 2006 were due to a change in the overall geographic mix of earnings, and other non-recurring items. With respect to the overall geographic mix of earnings, our combined effective income tax rates for our foreign operations are generally lower than our effective income tax rates for U.S. operations. Our effective income tax rates in future periods will depend on several variables, including the geographic mix of earnings and the resolution of tax contingencies for amounts different from our current estimates.
Segment Operations
We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	$237,306	$222,929	$462,863	$439,269
Increase in comparable store sales	4.0%	3.0%	4.0%	3.0%
Gross profit percentage	51.3%	52.5%	52.9%	54.1%
Number of stores at the end of the period (1)	2,124	2,115	2,124	2,115

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements outside of North America.

Net sales in North America during the three months ended July 29, 2006 increased by $14.4 million, or 6.0%, over the comparable period ended July 30, 2005. The increase in Net sales for the three months was primarily attributable to comparable store sales increases of 4.0%, or approximately $9.2 million; new store revenue, net of store closures, of approximately $2.9 million; and an increase of approximately $1.7 million resulting from the stronger Canadian dollar when translating at higher exchange rates. Net sales for the six months ended July 29, 2006 increased by $23.6 million, or 5.0%, over the comparable period ended July 30, 2005. The increase in Net sales for the six months was primarily attributable to comparable store sales increases of 4.0%, or approximately $16.4 million; new store revenue, net of store closures, of approximately $4.3 million; and an increase of $2.5 million resulting from the stronger Canadian dollar when translating at higher exchange rates.
During the three months ended July 29, 2006, the positive comparable sales were primarily driven by an increase of approximately 7.0% in the average retail price per transaction, which was the result of an increase of approximately 3.0% in the average unit retail price and an increase of approximately 4.0% in the number of units sold per transaction. During the six months ended July 29, 2006, the positive comparable sales experienced in North America were primarily attributable to an increase of approximately 6.0% in the average retail price per transaction, which was the result of an increase of approximately 3.0% in the average unit retail price and an increase of approximately 3.0% in the average number of units sold per transaction. These increases were partially offset by a decrease of approximately 1.0% in average number of transactions per store. The positive comparable sales experienced in North America were across various merchandise categories, most notably in the fashion jewelry, hairgoods and children’s merchandise related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores. In addition, best practices in merchandise buying, planning and allocation from Claire’s have been shared with the Icing by Claire’s and Afterthoughts stores, which contributed to the comparable store sales increases experienced during the second quarter of Fiscal 2007.
Gross profit percentages decreased by 120 basis points for both the three and six months ended July 29, 2006 as compared to the same periods in the prior year. The decrease for the three months ended July 29, 2006 was principally a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns and higher rent and rent-related expenses, primarily base rent, utilities and property taxes. The decrease for the six months ended July 29, 2006 was principally a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns and freight charges, higher rent and rent-related expenses, primarily base rent, utilities and property taxes.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Jewelry	66.0%	67.0%	66.0%	67.0%
Accessories	34.0%	33.0%	34.0%	33.0%

	100.0%	100.0%	100.0%	100.0%

Interest and other income of $3.9 million for the three months ended July 29, 2006 increased $1.7 million from $2.2 million in the comparable period in Fiscal 2006. Interest and other income of $7.9 million for the six months ended July 29, 2006 increased $4.6 million from $3.3 million in the comparable period in Fiscal 2006. The increase was principally attributable to additional interest income arising from higher rates of return and increased invested cash balances.

International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net sales	$111,854	$102,113	$198,224	$188,481
Increase (decrease) in comparable store sales	(2.0%)	9.0%	(1.0%)	9.0%
Gross profit percentage	53.3%	55.1%	50.9%	52.8%
Number of stores at the end of the period (1)	811	736	811	736

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements.
Net sales in our International division during the three months ended July 29, 2006 increased by $9.7 million, or 10.0%, over the comparable period ended July 30, 2005. Net sales for the six months ended July 29, 2006 increased by $9.7 million, or 5.0%, over the comparable period ended July 30, 2005. The increase in Net sales for the three months ended July 29, 2006 resulted from an increase of $3.0 million resulting from the weaker U.S. dollar when translating our foreign operations at higher exchange rates; an $8.3 million increase in new store revenues, net of store closures, offset by $1.6 million attributable to comparable store sales decreases of 2.0% during the period. The increase in net sales for the six months ended July 29, 2006 was attributable to new store revenue, net of store closures, of approximately $14.5 million during the period, offset by the effects of the stronger U.S. dollar when translating our foreign operations at lower exchange rates of approximately $3.9 million and by comparable store sales decreases of 1.0% or $900,000 during the period.
We continue to employ strategic initiatives which include sharing best practices from our North America operations for merchandise selection, store operations and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business. Our objective is to increase sales in the International division primarily through store growth and comparable store sales increases. We also continue to explore expansion into countries in which we do not currently operate.
During the three months ended July 29, 2006, the negative comparable sales were primarily driven by a decrease of approximately 8.0% in average number of transactions per store, offset by an increase of 6.0% in the average retail price per transaction, which was the result of an increase of approximately 6.0% in the average unit retail price. During the six months ended July 29, 2006, the negative comparable sales experienced in the International division were principally attributable to a decrease of approximately 7.0% in average number of transactions per store, offset by an increase of approximately 6.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the average unit retail price and an increase of approximately 2.0% in the average number of units sold per transaction.
The Gross profit percentage declined by 180 basis points and 190 basis points for the three and six months ended July 29, 2006, respectively. The decline in Gross profit percentage for the three and six months ended July 29, 2006 is primarily a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns and higher rent and rent-related expenses than the comparable periods ended July 30, 2005. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on merchandise margins.

The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Jewelry	49.0%	45.0%	49.0%	44.0%
Accessories	51.0%	55.0%	51.0%	56.0%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Six Months Ended
	July 29, 2006		July 30, 2005

Operating activities		$51,341	$56,798
Investing activities	$	(47,412)	$96,688
Financing activities		$(118,993)	$(17,693)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal sales. At July 29, 2006, we had $317.1 million in Cash and cash equivalents, a decrease of $114.0 million from January 28, 2006. We ended the second quarter of Fiscal 2007 with no debt outstanding. The net decrease in Cash and cash equivalents during the period was primarily due to cash used to repurchase stock, fund capital expenditures and pay dividends, offset by cash generated from operations and proceeds from the exercise of stock options.
Our major source of cash from operations is store sales, substantially all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, increased spending for Prepaid and other assets, net of Trade accounts payable, operational costs and the payment of current taxes.
Our working capital at July 29, 2006 was $348.5 million compared to $418.6 million at January 28, 2006. The decrease in working capital reflects higher trade accounts payable due to the timing of inventory payments and lower cash and cash equivalents primarily due to stock repurchases discussed below; offset by increased inventory levels, higher prepaid expenses and other current assets and decreased income taxes payable.
Cash provided by operating activities during the first six months of Fiscal 2007 was $51.3 million compared to $56.8 million for the same period in Fiscal 2006, or a $5.5 million decrease. The change was primarily due to an increase in Prepaid expenses of $12.2 million due to the timing of rent payments, a decrease in Income taxes payable of $3.5 million, an increase in inventory purchases of $6.9 million over the comparable period in the prior year, a decrease in Accrued expenses and other liabilities of $7.9 million and an increase in Trade accounts payable of $3.2 million. Inventory purchases during the six months ended July 29, 2006 increased compared to the comparable prior year period primarily as a result of efforts to increase inventory levels in the stores to maintain merchandise presentations fresh and responsive to the Easter and Mother’s Day holidays as well as the summer selling season. In addition, cash flow from operating activities during the six months ended July 29, 2006 was reduced by $3.4 million relating to the excess tax benefit from stock-based compensation in conjunction with adoption of SFAS No. 123R.

Cash used in investing activities during the first six months of Fiscal 2007 was $47.4 million compared to $96.7 million provided for the same period in Fiscal 2006, or a $144.1 million decrease. The cash used during Fiscal 2007 was primarily due to capital expenditures of $46.6 million. The Fiscal 2006 cash provided included a $134.6 million sale of short-term investments, net of purchases.
Capital expenditures were made primarily to remodel existing stores and to open new stores. We also invested $1.6 million in Intangible assets within our International division representing acquired lease rights on new store locations. In Fiscal 2007, we expect to fund a total of approximately $90 to $100 million of capital expenditures and approximately $12 million of purchased lease rights in an effort to continue to expand and remodel our store base.
Cash used by financing activities during the first six months of Fiscal 2007 was $119.0 million compared to $17.7 million for the same period in Fiscal 2006, or a $101.3 million increase. This was primarily due to the repurchase of stock of $111.7 million offset by an increase in cash provided by stock option exercises of $6.9 million over the comparable period last year. In addition, cash flow from financing activities during the six months ended July 29, 2006 increased $3.4 million relating to the excess tax benefit from stock-based compensation in conjunction with adoption of SFAS No. 123R.
We paid dividends of $19.2 million during the six months ended July 29, 2006. We expect to pay approximately $37.5 million in dividends in Fiscal 2007.
During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases have been, and will continue to be, made on the open market or through privately negotiated transactions at prices we consider appropriate, and have been, and will continue to be, funded from our existing cash. As of July 29, 2006, approximately 3,882,000 shares have been repurchased. Subsequent to July 29, 2006 and through August 31, 2006, approximately 1,058,000 additional shares of common stock were repurchased for approximately $27.4 million.
Credit Arrangements
Our credit facility, a revolving line of credit of up to $60.0 million, is secured by inventory in the United States. The credit facility was entered into on March 31, 2004 and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At July 29, 2006, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $4.0 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at July 29, 2006. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our credit agreement as the sum of our available credit lines and certain cash and cash equivalent balances. Our excess liquidity has exceeded $20.0 million since the date of inception of the credit facility.
Our non-U.S. subsidiaries have bank credit facilities totaling approximately $811,000. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At July 29, 2006, there were no borrowings under these credit facilities.
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

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.
In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales or value added taxes in the consolidated financial statements as the Company does not record such taxes on a gross basis.
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

At July 29, 2006, we maintained foreign currency options; however, these options were not designated as hedging instruments under SFAS No. 133. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $1.3 million and $9.0 million, net of tax, respectively, reflecting the unrealized gain on foreign currency translation during the three and six months ended July 29, 2006. Based on the extent of our foreign operations in Fiscal 2007, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005 and through July 29, 2006, the Chinese Yuan increased by 1.6% as compared to the U.S. Dollar. If China adjusts the exchange rate further or allows the value to float, we may experience further increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash and cash equivalents. Based on our average invested cash balances during the first six months of Fiscal 2007, a 10% increase in the average effective interest rate in the remainder of Fiscal 2007 would not have a material impact on our annual interest income.
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
During the quarter ended July 29, 2006, we implemented new financial accounting software that we use to accumulate financial data used in financial reporting for our French operations. Other than the implementation of the new financial accounting software, there have been no changes in our internal control over financial reporting during the quarter ended July 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise, litigation with respect to various employment matters, including wage and hour litigation, litigation with present and former employees, and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our financial position, earnings or cash flows.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended July 29, 2006, we purchased shares of our common stock under a maximum $200 million share repurchase program authorized by the Board of Directors in November 2005. We may purchase shares at any time in the open market or in privately negotiated transactions at prices we consider appropriate. The stock purchase program contains no expiration date.
The following table sets forth information on our common stock repurchase program activity for the three months ended July 29, 2006 (amounts in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number	Average	as Part of Publicly	May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Programs

April 30, 2006 — May 27, 2006	835	$29.98	835	$139,777
May 28, 2006 — July 1, 2006	1,065	26.19	1,065	111,891
July 2, 2006 — July 29, 2006	950	24.83	950	88,299

Total Second Quarter	2,850	$26.85	2,850	$88,299

Item 4. Submission of Matters to a Vote of Security Holders
     (a) Our 2006 annual meeting of shareholders was held on June 27, 2006 in New York City. At the annual meeting, our shareholders voted on the following matters:
          1. The election of seven directors, each to serve for a one-year term;
          2. Ratification of our Independent Registered Public Accounting Firm; and
          3. A shareholder proposal regarding our business operations in Northern Ireland.
     Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to our solicitation.

     At the annual meeting, each holder of record of our common stock, par value $0.05 per share, and our Class A common stock, par value $0.05 per share, at the close of business on May 1, 2006 was entitled to vote, in person or by proxy, one vote for each share of our common stock and ten votes for each share of our Class A common stock, as the case may be, held by the stockholder. As of the record date, 94,045,702 shares of our common stock were outstanding and 4,884,557 shares of our Class A common stock were outstanding.
     The holders of 83,505,084 shares of our common stock (representing 83,505,084 votes) and 4,717,900 shares of our Class A common stock (representing 47,719,000 votes) were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the annual meeting.
     (b) All of our nominees for directors were elected to serve a one-year term by more than the required plurality of affirmative votes of the holders of our common stock (one vote per share) and our Class A common stock (ten votes per share), voting together as a single class:

	COMMON		CLASS A
	STOCK	VOTES	STOCK	VOTES
DIRECTOR NOMINEE	VOTES FOR	WITHHELD	VOTES FOR	WITHHELD
Marla L. Schaefer	80,926,214	2,578,870	47,684,200	34,800
E. Bonnie Schaefer	80,922,943	2,582,141	47,686,280	32,720
Ira D. Kaplan	78,294,097	5,210,987	47,686,280	32,720
Bruce G. Miller	79,589,508	3,915,576	47,686,280	32,720
Steven H. Tishman	82,999,169	505,915	47,682,500	36,500
Martha Clark Goss	80,830,134	2,674,950	47,686,280	32,720
Ann Spector Lieff	80,161,255	3,343,829	47,684,640	34,360
     (c) (i) Our shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending on February 3, 2007 by an affirmative vote of a majority of votes cast, either in person or by proxy, of the outstanding shares of our common stock (one vote per share) and Class A common stock (ten votes per share), voting together as a single class:

		VOTED
SHARES	VOTED FOR	AGAINST	ABSTAIN
Common stock	80,953,662	2,510,065	41,357
Class A stock	47,691,480	9,220	18,300
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

		VOTED		BROKER
SHARES	VOTED FOR	AGAINST	ABSTAIN	NON-VOTE
Common stock	10,497,094	59,369,644	5,985,789	7,652,557
Class A stock	107,200	46,605,990	63,250	942,560

Item 6. Exhibits

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 3 and 5 are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)
September 6, 2006	/s/ Marla L. Schaefer
Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

September 6, 2006	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

September 6, 2006	/s/ Ira D. Kaplan
Ira D. Kaplan, Senior Vice President,
Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.