Form 10-Q
period 2006-10-28
CLAIRES STORES INC
filed 2006-12-06
CIK 34115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2006
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.☐

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock and Class A Common Stock outstanding as of November 30, 2006 was 88,181,836 and 4,879,938, respectively.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at October 28, 2006 and January 28, 2006	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended October 28, 2006 and October 29, 2005	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2006 and October 29, 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 5. Other Information	24

Item 6. Exhibits	25

SIGNATURE PAGE	26
Ex-3.1 Amended and Restated Bylaws
Ex-31.1 Section 302 Certification of Co-CEO
Ex-31.2 Section 302 Certification of Co-CEO
Ex-31.3 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of Co-CEO
Ex-32.2 Section 906 Certification of Co-CEO
Ex-32.3 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 28, 2006	Jan. 28, 2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$244,551	$431,122
Inventories	158,853	113,405
Prepaid expenses	24,457	17,738
Other current assets	44,680	35,742

Total current assets	472,541	598,007

Property and equipment:
Land and building	17,350	18,151
Furniture, fixtures and equipment	274,278	252,346
Leasehold improvements	284,032	238,817

	575,660	509,314
Less accumulated depreciation and amortization	(314,745)	(286,595)

	260,915	222,719

Intangible assets, net of accumulated amortization of $11,435 and $10,550, respectively	61,461	56,175
Other assets	17,725	15,162
Goodwill	200,227	198,638

	279,413	269,975

Total assets	$1,012,869	$1,090,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$77,880	$50,242
Income taxes payable	20,892	36,708
Accrued expenses and other liabilities	101,374	92,495

Total current liabilities	200,146	179,445

Long-term liabilities:
Deferred tax liability	19,896	20,979
Deferred rent expense	24,411	21,959
Other liabilities	2,274	—

	46,581	42,938

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,880,120 shares and 4,895,746 shares, respectively	244	245
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 88,166,654 shares and 94,580,977 shares, respectively	4,408	4,729
Additional paid-in capital	74,373	63,321
Unearned compensation	—	(2,690)
Accumulated other comprehensive income, net of tax	30,961	21,036
Retained earnings	656,156	781,677

	766,142	868,318

Total liabilities and stockholders’ equity	$1,012,869	$1,090,701

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net sales	$347,593	$327,259	$1,008,680	$955,009
Cost of sales, occupancy and buying expenses	165,487	151,541	480,540	442,084

Gross profit	182,106	175,718	528,140	512,925

Other expenses (income):
Selling, general and administrative	118,860	112,631	348,645	334,722
Depreciation and amortization	14,249	12,318	41,319	36,442
Interest and other income	(3,933)	(3,761)	(13,181)	(8,805)

	129,176	121,188	376,783	362,359

Income before income taxes	52,930	54,530	151,357	150,566
Income taxes	16,303	16,403	49,067	47,279

Net income	36,627	38,127	102,290	103,287

Foreign currency translation adjustments	924	638	9,925	(8,631)

Comprehensive income	$37,551	$38,765	$112,215	$94,656

Net income per share:
Basic	$0.39	$0.38	$1.05	$1.04

Diluted	$0.39	$0.38	$1.05	$1.04

Basic weighted average number of common shares outstanding	94,414	99,140	97,045	99,063

Diluted weighted average number of common and common equivalent shares outstanding	94,605	99,534	97,324	99,448

Dividends declared per share:
Common stock	$0.10	$0.10	$0.30	$0.30

Class A common stock	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Oct. 28, 2006	Oct. 29, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$102,290	$103,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,319	36,442
Amortization of intangible assets	1,142	829
Loss on sale/retirement of property and equipment, net	1,141	2,523
Gain on sale of intangible assets	(47)	—
Excess tax benefit from stock-based compensation	(3,442)	—
Stock-based compensation expense	5,981	2,504
(Increase) decrease in -
Inventories	(43,601)	(38,843)
Prepaid expenses	(5,665)	5,389
Other assets	(7,541)	(5,770)
Increase (decrease) in -
Trade accounts payable	25,685	34,348
Income taxes payable	(12,197)	(14,961)
Accrued expenses and other liabilities	5,275	(4,789)
Deferred income taxes	(4,564)	(2,264)
Deferred rent expense	2,134	1,914

Net cash provided by operating activities	107,910	120,609

Cash flows from investing activities:
Acquisition of property and equipment	(76,755)	(55,314)
Proceeds from sale of land and building	881	—
Acquisition of intangible assets	(3,604)	(6,968)
Purchase of short-term investments	—	(82,334)
Sale of short-term investments	—	216,947

Net cash provided by (used in) investing activities	(79,478)	72,331

Cash flows from financing activities:
Proceeds from stock options exercised	8,565	3,141
Purchase and retirement of common stock	(199,675)	—
Excess tax benefit from stock-based compensation	3,442	—
Dividends paid	(28,491)	(28,992)

Net cash used in financing activities	(216,159)	(25,851)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,156	1,662

Net increase (decrease) in cash and cash equivalents	(186,571)	168,751

Cash and cash equivalents at beginning of period	431,122	191,006

Cash and cash equivalents at end of period	$244,551	$359,757

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales or value added taxes in the consolidated financial statements as the Company does not record such taxes on a gross basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on February 3, 2008. The Company does not expect this Statement will have a material impact on its financial position, results of operations or cash flows.

The FASB recently ratified EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not expect EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Earnings Per Share

The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Numerator:
Net income	$36,627	$38,127	$102,290	$103,287
Denominator:
Weighted average number of shares outstanding
Basic	94,414	99,140	97,045	99,063
Effect of dilutive stock options	155	359	222	364
Effect of dilutive time-vested stock awards	36	35	57	21

Diluted	94,605	99,534	97,324	99,448

Net income per share:
Basic	$0.39	$0.38	$1.05	$1.04
Diluted	$0.39	$0.38	$1.05	$1.04

All outstanding time-vested stock awards and options for the three and nine months ended October 28, 2006 were included in the computation of diluted earnings per share. All outstanding options and time-vested stock awards for the three months ended October 29, 2005 were included in the computation of diluted earnings per share. Time-vested stock awards of 5,476 shares of common stock for the nine months ended October 29, 2005 were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. All outstanding options for the nine months ended October 29, 2005 were included in the computation of diluted earnings per share.

3.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to executive management, key employees and directors under its stock-based compensation plans.

Through January 28, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. For awards of stock granted under long-term incentive agreements, the fair value at the end of each reporting period was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

	Three Months Ended	Nine Months Ended
	Oct. 29,	Oct. 29,
	2005	2005
Net income — as reported	$38,127	$103,287
Stock-based employee compensation expense determined under the fair value based method, net of income tax	(948)	(2,691)
Stock-based employee compensation expense included in reported net income, net of income tax	584	1,628

Net income — pro forma	$37,763	$102,224

Basic net income per share — as reported	$0.38	$1.04
Basic net income per share — pro forma	$0.38	$1.03
Diluted net income per share — as reported	$0.38	$1.04
Diluted net income per share — pro forma	$0.38	$1.03
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

During the three months ended October 28, 2006 and October 29, 2005, the Company recognized $2.2 million and $0.9 million, respectively, of stock-based compensation cost and related tax benefits of approximately $0.7 million and $0.3 million, respectively. In the nine months ended October 28, 2006 and October 29, 2005, the Company recognized total stock-based compensation cost of $6.0 million and $2.5 million, respectively, and related tax benefits of approximately $2.0 million and $0.8 million, respectively. As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes, net income and basic and diluted earnings per share for the three and nine months ended October 28, 2006 are not materially different than if the Company had continued to account for the share-based compensation programs under APB 25. For the nine months ended October 28, 2006, cash flow from operating activities decreased $3.4 million and cash flow from financing activities increased $3.4 million as a result of adoption of SFAS No. 123R and the requirement relating to classification of cash flows of tax benefits from share-based compensation.

The Company issues new shares to satisfy share-based awards and exercise of stock options. During the three and nine month periods ended October 28, 2006 and October 29, 2005, no cash was used to settle equity instruments granted under share-based payment arrangements.

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

Incentive stock options currently outstanding are exercisable at a price equal to the fair market value of the shares at date of grant and expire ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at date of grant and expire ten years after the date of grant.

There were 9,192,709 shares of Common stock available for future grants under the 2005 Plan at October 28, 2006 (which includes shares recaptured from the previous plans). There will be no future grants under the 1996 Plan.

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

A summary of the activity in the Company’s stock option plans is presented below:

	Nine Months Ended October 28, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at beginning of period	1,113,436	$15.33
Options granted	—	—
Options exercised	(594,436)	$14.42
Options canceled	(10,000)	$16.93

Outstanding at end of period	509,000	$16.36	6.33	$5,925,230

Exercisable at end of period	509,000	$16.36	6.33	$5,925,230
On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the three and nine month periods ended October 28, 2006 and October 29, 2005, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the three month periods ended October 28, 2006 and October 29, 2005 was approximately $47,000 and $0.8 million, respectively. The aggregate intrinsic value of stock options exercised during the nine month periods ended October 28, 2006 and October 29, 2005 was approximately $11.1 million and $2.1 million, respectively.

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

During June, 2006, the Company issued an additional 18,400 shares of restricted common stock to non-management directors under the 2005 Plan. The weighted average grant date fair value was $24.38 per share. The stock, which had an aggregate fair value at date of grant of approximately $449,000, is subject to vesting provisions of one year based on continued service to the Company. There were no other grants of restricted stock during the nine months ended October 28, 2006.

Compensation expense relating to all outstanding time-vested shares during the three months ended October 28, 2006 and October 29, 2005 approximated $337,000 and $378,000, respectively. Compensation expense relating to all outstanding time-vested shares recorded during the nine months ended October 28, 2006 and October 29, 2005 was approximately $1,006,000 and $794,000, respectively. At October 28, 2006, unearned compensation related to these shares was $2.1 million. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years. At the date of vesting, the total fair value of time-vested shares which vested during the nine months ended October 28, 2006 approximated $1.7 million.

A summary of the activity during the nine months ended October 28, 2006 in the Company’s time-vested stock is presented below:

		Weighted-Average
Time-Vested Shares	Shares	Grant Date Fair Value
Nonvested at beginning of period	169,933	$22.48
Granted	18,400	$24.38
Vested	(57,433)	$23.02
Forfeited	—	—

Nonvested at end of period	130,900	$22.52

Long-Term Incentive Stock Plan — In Fiscal 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock will be awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2006 were made under the 1996 Plan. During the three months ended October 28, 2006 and October 29, 2005, compensation expense and additional paid-in capital of approximately $251,000 and $521,000, respectively, was recorded in conjunction with the LTIP. During the nine months ended October 28, 2006 and October 29, 2005, compensation expense and additional paid-in capital of approximately $762,000 and $1.7 million, respectively, was recorded in conjunction with the LTIP. Compensation expense during the three and nine months ended October 28, 2006 was based on the fair value of the common stock at date of grant in Fiscal 2006. Compensation expense for the three and nine months ended October 29, 2005 was based on the fair value of the common stock on October 29, 2005. Shares awarded under the LTIP vest over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 54,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. These shares were issued during May 2006. A maximum of approximately 609,000 additional shares may be issued under the LTIP for Fiscal 2006 grants.

During April 2006, the Compensation Committee approved the Fiscal 2007 Long-Term Incentive Program (“Fiscal 2007 LTIP”). Under the Fiscal 2007 LTIP, Performance Units will be issued to certain officers and employees upon the Company’s achievement during the fiscal year ended February 3, 2007 of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee. An aggregate maximum of approximately 1,030,000 Performance Units may be earned under the Fiscal 2007 LTIP. The Performance Units will be paid in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vest over a three year period at the rate of 25%, 25% and 50% during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. The Fiscal 2007 LTIP is accounted for as a liability under SFAS 123R. During the three and nine months ended October 28, 2006, the Company recorded compensation expense of approximately

$1.6 million and $4.2 million, respectively, in conjunction with the Fiscal 2007 LTIP. The compensation expense was based on the common stock closing price on October 28, 2006 of $28.00.

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

			Income Before				Income Before
	Net Sales		Income Taxes		Net Sales		Income Taxes
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005	2006	2005	2006	2005
North America	$236,337	$228,668	$40,505	$41,732	$699,200	$667,936	$122,324	$119,615
International	111,256	98,591	12,425	12,798	309,480	287,073	29,033	30,951

Total	$347,593	$327,259	$52,930	$54,530	$1,008,680	$955,009	$151,357	$150,566

5.	Income Taxes

The Company’s effective income tax rate during the three and nine months ended October 28, 2006 was 30.8% and 32.4%, respectively, as compared to 30.1% and 31.4% during the three and nine months ended October 29, 2005, respectively. The Company’s higher effective income tax rate for the three and nine months ended October 28, 2006 was due to a change in the overall geographic mix of earnings and non-recurring items. For the three months ended October 28, 2006, the Company’s effective income tax rate was lower than its expected rate primarily due to a foreign tax examination that was settled more favorably than anticipated. For the three months ended October 29, 2005, the Company’s effective income tax rate was lower than its expected rate primarily as a result of a reconciliation between the prior year end tax provision and the tax return relating to U.S. taxation of the Company’s foreign operations.

6.	Statements of Cash Flows

Payments of income taxes were $67.3 million and $63.5 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.

During the nine months ended October 28, 2006 and October 29, 2005, Property and equipment with an original cost of $19.2 million and $13.1 million, respectively, was retired. The loss on retirement approximated $1.9 million and $2.5 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.

7.	Stockholders’ Equity

During the three and nine months ended October 28, 2006, the Company repurchased and retired approximately 3,214,000 and 7,097,000 shares of common stock, respectively.

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
Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adult females. We are organized based on our geographic markets, which include our North American operations and our International operations. As of October 28, 2006, we operated a total of 2,987 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Holland and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “Afterthoughts” and “The Icing.” We also operated 192 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“Claire’s Nippon”). We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, we licensed 109 stores in the Middle East under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 7 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
See Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the nine month period ended October 28, 2006 for further discussion of SFAS No. 123R.
Results of Operations
Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Net sales	$347,593	$327,259	$1,008,680	$955,009
Increase in comparable store sales	0.0%	9.0%	2.0%	6.0%
Gross profit percentage	52.4%	53.7%	52.4%	53.7%
Selling, general and administrative expenses as a percentage of Net sales	34.2%	34.4%	34.6%	35.0%
Net income	$36,627	$38,127	$102,290	$103,287
Net income per diluted share	$0.39	$0.38	$1.05	$1.04
Number of stores at the end of the period (1)	2,987	2,881	2,987	2,881

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements outside of North America

Net sales for the three months ended October 28, 2006 increased by $20.3 million, or 6.0%, from the three months ended October 29, 2005. This increase was primarily attributable to new store revenue, net of store closures, of approximately $12.7 million; a net increase of $5.9 million resulting from foreign currency translation of our foreign operations; and franchising sales increases of approximately $1.4 million. Net sales for the nine months ended October 28, 2006 increased by $53.7 million, or 6.0%, over the comparable period ended October 29, 2005. This increase was primarily due to comparable store increases of approximately 2.0%, or approximately $15.9 million; new store revenue, net of store closures, of approximately $31.6 million; a net increase of $4.4 million resulting from foreign currency translation of our foreign operations; and franchising sales increases of $1.7 million.
The modest positive comparable store sales experienced in our North American division during the three months ended October 28, 2006 were offset by a modest decline in comparable store sales in our International division. Comparable store sales improvements were noted in various merchandise categories, most notably in the young novelty, hairgoods, fashion accessories and children’s merchandise related categories. These increases were partially offset by declines in special occasions, specialty jewelry, precious metals and lifestyle categories. Within our International division, we continue to employ strategic initiatives which include sharing best practices from our North American division for merchandise selection, store operations and customer service.
During the three months ended October 28, 2006, comparable store sales consisted primarily of an increase of approximately 1.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the number of units sold per transaction, offset by a decrease of approximately 3.0% in the average unit retail price. The average number of transactions per store was flat.
During the nine months ended October 28, 2006, the positive comparable sales were primarily driven by an increase of approximately 5.0% in the average retail price per transaction, which was the result of an increase of approximately 2.0% in the average unit retail price and an increase of approximately 3.0% in the number of units sold per transaction, offset by a decrease of approximately 2.0% in the average number of transactions per store.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Jewelry	59.0%	59.0%	60.0%	59.0%
Accessories	41.0%	41.0%	40.0%	41.0%

	100.0%	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages decreased by 130 basis points during both the three and nine months ended October 28, 2006 as compared to the three and nine months ended October 29, 2005. The decrease during the three and nine months ended October 28, 2006 was primarily attributable to higher cost of goods sold due to reduced initial markup, increased inventory markdowns, and higher rent and rent-related expenses, primarily base rent, utilities and property taxes.
Selling, general and administrative expenses increased $6.2 million for the three months ended October 28, 2006 as compared to the three months ended October 29, 2005 and $13.9 million for the nine months ended October 28, 2006 as compared to the nine months ended October 29, 2005. The increase was primarily attributable to increases in expenses related to payroll and benefits and expenses associated with on-going litigation, offset by a reduction in corporate overhead expenses. As a percentage of Net sales, Selling, general and administrative expenses decreased by 20 basis points for the three months ended October 28, 2006, and decreased 40 basis points for the nine months ended October 28, 2006.
Interest and other income for the three and nine months ended October 28, 2006 increased $0.2 million and $4.4 million, respectively, over the comparable prior year periods primarily as a result of additional interest income arising from higher rates of return on invested cash balances, partially offset by a reduction in earnings from Claire’s Nippon.
Our effective income tax rates during the three and nine months ended October 28, 2006 were 30.8% and 32.4%, respectively, as compared to 30.1% and 31.4% during the comparable periods of Fiscal 2006, respectively. Our higher effective income tax rates for the three and nine month periods ended October 28, 2006 were due to a change in the overall geographic mix of earnings and non-recurring items. With respect to the overall geographic mix of earnings, our combined effective income tax rates for our foreign operations are generally lower than our effective income tax rates for U.S. operations. For the three months ended October 28, 2006, our effective income tax rate was lower than the expected rate primarily due to a foreign tax examination that was settled more favorably than anticipated. For the three months ended October 29, 2005, our effective income tax rate was lower than the expected rate primarily as a result of a reconciliation between the prior year end tax provision and the tax return relating to U.S. taxation of our foreign operations. Our effective income tax rates in future periods will depend on several variables, including the geographic mix of earnings and the resolution of tax contingencies for amounts different from our current estimates.
Segment Operations
We are organized into two business segments – North America and International. Following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Net sales	$236,337	$228,668	$699,200	$667,936
Increase in comparable store sales	1.0%	9.0%	3.0%	5.0%
Gross profit percentage	52.7%	53.5%	52.9%	53.9%
Number of stores at the end of the period (1)	2,145	2,131	2,145	2,131

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements outside of North America
Net sales in North America during the three months ended October 28, 2006 increased by $7.7 million, or 3.0%, over the comparable period ended October 29, 2005. The increase in Net sales for the three months was primarily attributable to comparable store sales increases of 1.0%, or approximately $1.5 million; new store revenue, net of store closures, of approximately $3.9 million; an increase in franchising sales of approximately $1.4 million; and an increase of approximately $0.9 million resulting from the stronger Canadian dollar when translating at higher exchange rates. Net sales for the nine months ended October 28, 2006 increased by $31.3 million, or 5.0%, over the comparable period ended October 29, 2005. The increase in Net sales for the nine months was primarily attributable to comparable store sales increases of 3.0%, or approximately $17.9 million; new store revenue, net of store closures, of approximately $8.1 million; an increase in franchising sales of approximately $1.7 million; and an increase of $3.5 million resulting from the stronger Canadian dollar when translating at higher exchange rates.

During the three months ended October 28, 2006, the positive comparable store sales were primarily driven by an increase of approximately 2.0% in the average retail price per transaction, which was the result of an increase of approximately 4.0% in the number of units sold per transaction offset by a decrease of approximately 2.0% in the average unit retail price. During the nine months ended October 28, 2006, the positive comparable store sales experienced in North America were primarily attributable to an increase of approximately 6.0% in the average retail price per transaction, which was the result of an increase of approximately 2.0% in the average unit retail price and an increase of approximately 4.0% in the average number of units sold per transaction. These increases were partially offset by a decrease of approximately 1.0% in average number of transactions per store. The positive comparable store sales experienced in North America were across various merchandise categories, most notably in the young novelty, hairgoods, fashion accessories and children’s merchandise related areas. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends and superior customer service in our stores.
Gross profit percentages decreased by 80 basis points for the three months ended October 28, 2006 and 100 basis points for the nine months ended October 28, 2006 as compared to the same periods in the prior year. The decrease for the three months ended October 28, 2006 was principally a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns, higher rent and rent-related expenses, primarily base rent, utilities, store support and property taxes. The decrease for the nine months ended October 28, 2006 was principally a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns, higher rent and rent-related expenses, primarily base rent, utilities and property taxes.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Jewelry	63.0%	65.0%	65.0%	66.0%
Accessories	37.0%	35.0%	35.0%	34.0%

	100.0%	100.0%	100.0%	100.0%

Interest and other income of $2.9 million for the three months ended October 28, 2006 remained flat compared with the comparable period in Fiscal 2006. Interest and other income of $10.8 million for the nine months ended October 28, 2006 increased $4.6 million from $6.2 million in the comparable period in Fiscal 2006. The increase was principally attributable to additional interest income arising from higher rates of return on invested cash balances, partially offset by a reduction in earnings from Claire’s Nippon.
International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Net sales	$111,256	$98,591	$309,480	$287,073
Increase (decrease) in comparable store sales	(1.0%)	8.0%	(1.0%)	9.0%
Gross profit percentage	51.7%	54.1%	51.2%	53.3%
Number of stores at the end of the period (1)	842	750	842	750

(1)	Number of stores excludes Claire’s Nippon and stores operated under licensing agreements

Net sales in our International division during the three months ended October 28, 2006 increased by $12.7 million, or 13.0%, over the comparable period ended October 29, 2005. Net sales for the nine months ended October 28, 2006 increased by $22.4 million, or 8.0%, over the comparable period ended October 29, 2005. The increase in Net sales for the three months ended October 28, 2006 resulted from an increase of $5.0 million resulting from the weaker U.S. dollar when translating our foreign operations at higher exchange rates; an $8.8 million increase in new store revenues, net of store closures, offset by $1.1 million attributable to comparable store sales decreases of 1.0% during the period. The increase in net sales for the nine months ended October 28, 2006 was attributable to new store revenue, net of store closures, of approximately $23.5 million during the period; an increase of $0.9 million resulting from the weaker U.S. dollar when translating our foreign operations at higher exchange rates; offset by comparable store sales decreases of 1.0% or $2.0 million during the period.
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
During the three months ended October 28, 2006, the negative comparable store sales were primarily driven by a decrease of approximately 2.0% in the average number of transactions per store. The average number of units sold per transaction increased 5.0%, while the average unit retail price declined 5.0%. During the nine months ended October 28, 2006, the negative comparable sales experienced in the International division were principally attributable to a decrease of approximately 5.0% in average number of transactions per store, offset by an increase of approximately 4.0% in the average retail price per transaction, which was the result of an increase of approximately 1.0% in the average unit retail price and an increase of approximately 3.0% in the average number of units sold per transaction.
The Gross profit percentage declined by 240 basis points and 210 basis points for the three and nine months ended October 28, 2006, respectively. The decline in Gross profit percentage for the three and nine months ended October 28, 2006 is primarily a result of higher cost of goods sold due to increased markdowns, higher rent and rent-related expenses than the comparable periods ended October 29, 2005. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on the initial markup.
The following table compares our percentage of sales of each product category for each of the periods presented:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Jewelry	49.0%	46.0%	49.0%	45.0%
Accessories	51.0%	54.0%	51.0%	55.0%

	100.0%	100.0%	100.0%	100.0%

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Nine Months Ended
	Oct. 28,	Oct. 29,
	2006	2005
Operating activities	$107,910	$120,609
Investing activities	$(79,478)	$72,331
Financing activities	$(216,159)	$(25,851)
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal sales. At October 28, 2006, we had $244.6 million in Cash and cash equivalents, a decrease of $186.6 million from January 28, 2006. We ended the third quarter of Fiscal 2007 with no debt outstanding. The net decrease in Cash and cash equivalents during the nine months ended October 28, 2006 was primarily due to cash used to repurchase stock, fund capital expenditures and pay dividends, offset by cash generated from operations and proceeds from the exercise of stock options.
Our major source of cash from operations is store sales, substantially all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, increased spending for Prepaid expenses and other assets, net of Trade accounts payable, operational costs and the payment of current taxes.
Our working capital at October 28, 2006 was $272.4 million compared to $418.6 million at January 28, 2006. The decrease in working capital reflects lower cash and cash equivalents primarily due to stock repurchases discussed below and higher Trade accounts payable due to the timing of inventory payments; offset by increased Inventory levels, higher Prepaid expenses and other current assets and decreased Income taxes payable.
Cash provided by operating activities during the first nine months of Fiscal 2007 was $107.9 million compared to $120.6 million for the same period in Fiscal 2006, or a $12.7 million decrease. The change was primarily due to an increase in Prepaid expenses of $11.1 million due to the timing of rent payments, a decrease in Income taxes payable of $2.8 million, an increase in Deferred income tax of $2.3 million, an increase in inventory purchases of $4.8 million over the comparable period in the prior year, a decrease in Accrued expenses and other liabilities of $10.1 million and a decrease in Trade accounts payable of $8.7 million. Inventory purchases during the nine months ended October 28, 2006 increased compared to the comparable prior year period primarily as a result of efforts to increase inventory levels in the stores to maintain merchandise presentations fresh and responsive to the Easter and Mother’s Day holidays as well as the summer selling season. In addition, cash flow from operating activities during the nine months ended October 28, 2006 was reduced by $3.4 million relating to the excess tax benefit from stock-based compensation in conjunction with adoption of SFAS No. 123R.
Cash used in investing activities during the first nine months of Fiscal 2007 was $79.5 million compared to $72.3 million provided for the same period in Fiscal 2006, or a $151.8 million decrease. The cash used during Fiscal 2007 was primarily due to capital expenditures of $76.8 million, an increase of approximately $21.4 million over the same period in Fiscal 2006. The Fiscal 2006 cash provided included a $134.6 million sale of short-term investments, net of purchases.
Capital expenditures were made primarily to remodel existing stores and to open new stores. We also invested $3.4 million in Intangible assets within our International division representing acquired lease rights on new store locations. In Fiscal 2007, we expect to fund a total of approximately $87 to $93 million of capital expenditures and approximately $6 million of purchased lease rights in an effort to continue to expand and remodel our store base.

Cash used by financing activities during the first nine months of Fiscal 2007 was $216.2 million compared to $25.9 million for the same period in Fiscal 2006, or a $190.3 million increase. This was primarily due to the repurchase of stock of $199.7 million offset by an increase in cash provided by stock option exercises of $5.4 million over the comparable period last year. In addition, cash flow from financing activities during the nine months ended October 28, 2006 increased $3.4 million relating to the excess tax benefit from stock-based compensation in conjunction with adoption of SFAS No. 123R.
We paid dividends of $28.5 million during the nine months ended October 28, 2006. We expect to pay approximately $37.6 million in dividends in Fiscal 2007.
During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases have been made on the open market or through privately negotiated transactions at prices we consider appropriate, and have been funded from our existing cash. As of October 28, 2006, approximately 7,097,000 shares have been repurchased, which completes the stock repurchase program approved by our Board in November 2005.
Credit Arrangements
Our credit facility, a revolving line of credit of up to $60.0 million, is secured by inventory in the United States. The credit facility was entered into on March 31, 2004 and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At October 28, 2006, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $4.0 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at October 28, 2006. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our credit agreement as the sum of our available credit lines and certain cash and cash equivalent balances. Our excess liquidity has exceeded $20.0 million since the date of inception of the credit facility.
Our non-U.S. subsidiaries have bank credit facilities totaling approximately $801,000. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At October 28, 2006, there were no borrowings under these credit facilities.
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
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.
In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after

December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales or value added taxes in the consolidated financial statements as the Company does not record such taxes on a gross basis.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on February 3, 2008. The Company does not expect this Statement will have a material impact on its financial position, results of operations or cash flows.
The FASB recently ratified EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not expect EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At October 28, 2006, we maintained foreign currency options; however, these options were not designated as hedging instruments under SFAS No. 133. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $0.9 million and $9.9 million, net of tax, respectively, reflecting the unrealized gain on foreign currency translation during the three and nine months ended October 28, 2006. Based on the extent of our foreign operations in Fiscal 2007, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005 and through October 28, 2006, the Chinese Yuan increased by 2.7% as compared to the U.S. Dollar. If China adjusts the exchange rate further or allows the value to float, we may experience further increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash and cash equivalents. Based on our average invested cash balances during the first nine months of Fiscal 2007, a 10% increase in the average effective interest rate in the remainder of Fiscal 2007 would not have a material impact on our annual interest income.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended October 28, 2006, we purchased shares of our common stock under a maximum $200 million share repurchase program authorized by the Board of Directors in November 2005. Our repurchase program was completed in our third quarter.
The following table sets forth information on our common stock repurchase program activity for the three months ended October 28, 2006 (amounts in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number	Average	as Part of Publicly	May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Programs
July 30, 2006 – August 26, 2006	857	$25.56	857	$66,390
August 27, 2006 – September 30, 2006	1,668	27.74	1,668	20,113
October 1, 2006 – October 28, 2006	689	28.71	689	325

Total Third Quarter	3,214	$27.37	3,214	$0

Item 5. Other Information
On December 5, 2006, the Board of Directors approved and adopted Amended and Restated Bylaws which are attached hereto as Exhibit 3.1.

Item 6. Exhibits
3.1	Amended and Restated Bylaws

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 3 and 4 are not applicable and have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC. (Registrant)

December 6, 2006	/s/ Marla L. Schaefer

Marla L. Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 6, 2006	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer
Co-Chairman of the Board of Directors (principal co-executive officer and director)

December 6, 2006	/s/ Ira D. Kaplan

Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.