Form 10-K
period 2007-02-03
CLAIRES STORES INC
filed 2007-04-19
CIK 34115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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
Title of each class
Class A Common Stock, $0.05 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Class A common stock and Common stock held by non-affiliates of the registrant was approximately $2.2 billion. All outstanding shares of Class A common stock and Common stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates. The Class A common stock is not traded on an exchange; however, the Class A common stock is convertible on a share-for-share basis into the common stock.
     At March 30, 2007, there were outstanding 88,215,917 shares of registrant’s Common stock, $0.05 par value, and 4,865,857 shares of the registrant’s Class A common stock, $0.05 par value.
DOCUMENTS INCORPORATED BY REFERENCE
     The Annual Report to Shareholders, to be filed no later than 120 days after the end of the registrant’s fiscal year covered by this report, is incorporated by reference into Part III of this report, if required by applicable law.

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
Recent Developments – Agreement for Sale
On March 20, 2007, our Board of Directors approved a definitive agreement to sell the Company to funds affiliated with Apollo Management VI, L.P. (“Apollo”) through a merger of the Company with an entity indirectly owned by Apollo. Under the terms of the merger agreement, Bauble Acquisition Sub, Inc. (“Bauble Sub”), a subsidiary of Bauble Acquisition, Inc. (“Bauble Parent”), will merge with and into the Company, and each share of the Company’s common stock and Class A common stock (other than shares held in treasury or owned by Bauble Parent or Bauble Sub, and other than shares of Class A common stock held by shareholders who properly demand statutory appraisal rights) will be converted into the right to receive $33.00 in cash, without interest, representing a transaction value of approximately $3.1 billion. Following consummation of the merger, it is expected that the Company’s common stock will be delisted from the New York Stock Exchange, and the Company’s common stock and Class A common stock will be deregistered with the Securities and Exchange Commission.
Consummation of the proposed merger is subject to customary closing conditions. The conditions include the approval of the merger agreement by the Company’s shareholders, the absence of government orders that restrain, enjoin or prohibit the consummation of the merger, the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”), and any required waiting periods under applicable foreign antitrust laws, and the performance in all material respects by each party of its covenants and the accuracy of each party’s representations and warranties (in each case, subject to certain materiality and other exceptions) under the merger agreement. In addition, the consummation of the proposed merger is conditioned on the filing of this annual report on Form 10-K. On April 11, 2007, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Act. The merger agreement was filed on a Form 8-K dated March 22, 2007. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement.
The Company and Apollo estimate that the total amount of funds necessary to consummate the merger and related transactions (including payment of the aggregate merger consideration, the repayment or refinancing of some of the Company’s currently outstanding debt and all related fees and expenses) will be approximately $3.270 billion. In connection with the signing of the merger agreement, Bauble Sub obtained commitments to provide up to approximately $2.587 billion in debt financing, not all of which is expected to be drawn down at closing of the merger. Bauble Parent has agreed to use its reasonable best efforts to arrange and obtain the debt financing on the terms and conditions described in the commitments. In addition, Bauble Parent and Bauble Sub have obtained a $600 million equity commitment from Apollo Management VI L.P. (“Sponsor”) on behalf of certain affiliated co-investment partnerships. The facilities contemplated by the debt financing commitments are conditioned on the merger being consummated prior to the merger agreement termination date, as well as certain other conditions.
As a result of the proposed financing of the merger, assuming the closing of the merger occurs, the Company will incur significant indebtedness and will be highly leveraged. Significant additional liquidity requirements (resulting primarily from debt service requirements) and other factors relating to the proposed merger will significantly affect our future financial position, results of operations and liquidity.
There can be no assurance that the merger will be consummated.

Item 1. Business
General
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of February 3, 2007, we operated a total of 2,992 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Netherlands, and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “The Icing,” and “Afterthoughts.” We also operated, as of February 3, 2007, 193 stores in Japan through a 50:50 joint venture with AEON Co. Ltd. (“AEON”). We refer to our operations under this joint venture arrangement as “Claire’s Nippon.” We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, as of February 3, 2007, we licensed 117 stores in the Middle East and Russia under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 8 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income.
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
The Certification of the Co-Chief Executive Officers required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to the New York Stock Exchange on July 25, 2006. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended February 3, 2007, the applicable certifications of our Co-Chief Executive Officers and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Business Description
We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2.50 and $20.00, with the average product priced at approximately $4.40, net of promotions and markdowns. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations within a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories and jewelry, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories and jewelry for pre-teen, teenage and young adult females.
Our sales are divided into two principal product categories:
•	Jewelry — Costume jewelry, earrings, and ear piercing services; and

•	Accessories — Other fashion accessories, hair ornaments, handbags, and novelty items.
The following table compares our sales of each product category for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	Feb. 3, 2007		Jan. 28, 2006		Jan. 29, 2005
Jewelry	$855,926	58.0%	$795,377	58.0%	$717,406	56.0%
Accessories	625,061	42.0%	574,375	42.0%	562,001	44.0%

	$1,480,987	100.0%	$1,369,752	100.0%	$1,279,407	100.0%

We refer to the fiscal years referenced above as Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.
We are organized based on geographic markets in which we operate. Under this structure, we currently have two reportable segments: North America and International. A summary of North American and International operations is presented below (dollars in thousands):

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
NET SALES
North America	$1,024,009	$964,008	$906,071
International	456,978	405,744	373,336

Total revenues	$1,480,987	$1,369,752	$1,279,407

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
North America	$210,578	$204,554	$170,323
International	58,072	55,117	51,313

Total income from continuing operations before income taxes	$268,650	$259,671	$221,636

LONG-LIVED ASSETS
North America	$181,756	$159,361	$145,418
International	83,569	63,358	59,108

Total long-lived assets	$265,325	$222,719	$204,526

Additional financial information for our two segments is set forth in Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K.
Strategy
Through our Claire’s Accessories and Icing by Claire’s store concepts, our mission is to be the most profitable specialty retailer selling accessories and costume jewelry to fashion-aware teens, tweens, and young adults. We believe our customers want to stay current with or ahead of fashion trends and continually seek newness in their accessory wear. The key elements of our strategy are as follows:
Actively Manage Merchandise Trends and Display of Merchandise. We devote considerable effort to identifying emerging fashion trends. Through constant product testing and rapid placement of successful test items in our stores, we are able to respond to emerging fashion trends. We also devote considerable effort to how our merchandise is displayed in our stores, which we believe commands our customers’ attention, supports our image, and promotes a consistent shopping environment for our customers. Our merchandising and distribution systems enhance our ability to respond quickly to new fashion trends. We typically deliver merchandise to our stores three to five times a week.
Provide Attentive Customer Service. We are committed to offering courteous and professional customer service. We strive to give our customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Additionally, our stores provide a friendly and social atmosphere for our customers.
Store Growth Strategy. We opened our first store in Europe in 1996 and, as of February 3, 2007, operated 859 stores in Europe. Our European stores are typically smaller than our North American stores, which results in higher sales per square foot than our North American stores. We intend to continue our store growth through the opening of new stores in our international markets. Future store openings in Asia are currently subject to our Claire’s Nippon 50:50 joint venture arrangement. Additionally, our Claire’s Nippon joint venture agreement contains provisions that may grant our joint venture partner certain rights upon closing of the merger agreement.
Licensing Arrangements. We entered into our first licensing arrangement with a Kuwaiti company in the fiscal year ended February 3, 2001 to operate stores in the Middle East and a similar arrangement with a South African company in Fiscal 2005 to operate stores in South Africa. In December 2006, we entered into a licensing arrangement to operate stores in Russia. We intend to continue to seek suitable licensees in order to open stores in certain international markets.
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
Stores
Our stores in North America are located primarily in enclosed shopping malls. Our stores in North America operating as “Claire’s,” “Claire’s Boutiques,” and “Claire’s Accessories” average approximately 1,150 square feet while those stores operating as “Icing by Claire’s,” “The Icing,” and “Afterthoughts” average approximately 1,200 square feet. Our stores in the United Kingdom, S.A.G., France, Ireland, Spain, Portugal, Netherlands, Belgium, and Japan average approximately 600 square feet and are located primarily in enclosed shopping malls and central business districts. Each store uses our proprietary displays, which permit the presentation of a wide variety of items in a relatively small space.

Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by the mall operators and the stores are typically open from 10:00 A.M. to 9:00 P.M., Monday through Saturday, and, where permitted by law, from Noon to 5:00 P.M. on Sunday.
Approximately 68% of our sales are made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.
Purchasing and Distribution
We purchased our merchandise from approximately 900 domestic and international suppliers in Fiscal 2007. Approximately 84% of our merchandise in Fiscal 2007 was purchased from outside the United States, including approximately 66% purchased from China. We are not dependent on any single supplier for merchandise purchased. All merchandise is shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago (which services the North American stores as well as our stores operated under license agreements outside of North America), the distribution facility in Birmingham, England (which services the stores in the United Kingdom, Ireland, France, Netherlands, and Belgium), or the distribution facilities in Zurich, Switzerland and Vienna, Austria (which service the stores in S.A.G., Spain, and Portugal). After inspection, merchandise is shipped via common carrier to our individual stores. Stores typically receive three to five shipments a week, which provide our stores with a steady flow of new merchandise.
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
We determine the allocation of merchandise to our stores based on an analysis of various factors, including size, location, demographics, sales, and inventory history. Merchandise typically is sold at its original marked price, with the length of time our merchandise remains at the original price varying by item. We review our inventory levels to identify slow-moving merchandise, and use markdowns and promotions to sell this merchandise. Markdowns and promotions may be used if inventory exceeds client demand for reasons of fashion, design, seasonal adaptation or changes in client preference, or if it is otherwise determined that the inventory will not sell at its currently marked price.
Store Management
Except as stated below, the Senior Vice President of Store Operations for North America is responsible for managing our North American stores and reports to the President and Chief Operating Officer for North America, who in turn, reports to our Co-Chief Executive Officers. Our stores are organized and controlled on a district level. As of February 3, 2007, we employed 224 District Managers in North America, each of whom oversees and manages approximately 10 stores in their respective geographic area and reports to one of 22 Regional Managers. Each Regional Manager in North America reports to one of 6 Territorial Vice Presidents, who reports to the Senior Vice President of Store Operations. Each store is staffed by a Manager, an Assistant Manager and one or more part-time employees. The reporting structure for our stores in the International group is similar to the reporting structure in North America. The President of Claire’s UK, who is also responsible for Ireland, Netherlands, and Belgium, reports to the President and Chief Operating Officer for North America, and the President of S.A.G. reports to our Co-Chief Executive Officer responsible for our International segment. The President of S.A.G is also responsible for France, Spain, and Portugal. In the International group, as of February 3, 2007 there were a total of 2 Territorial Vice Presidents, 11 Regional Managers and 92 District Managers.

Store Openings, Closings and Future Growth
For Fiscal 2007, we opened 176 stores and closed 62 stores, for a total increase of 114 stores. “Stores, net” refers to stores opened, net of closings, if any. In our International group, we increased our operations by 7 stores, net, in the United Kingdom, resulting in a total of 454 stores, increased our operations by 2 stores, net, in S.A.G., resulting in a total of 100 stores and increased our operations by 6 stores, net, in France, resulting in a total of 207 stores. We also opened 34, 20, 12, and 6 stores in Spain, Netherlands, Belgium, and Portugal, respectively, in Fiscal 2007. In North America, we increased our operations by 27 stores, net, to 2,133 stores. We believe our store growth will occur in our international markets, where we plan to open 10 stores, net, in France and 7 stores, net, in S.A.G. during the fiscal year ending February 2, 2008, which is referred to as Fiscal 2008. We plan to open approximately 30 stores, net, in North America in Fiscal 2008 and 5 stores, net, in the United Kingdom. We also plan to open approximately 55 new stores in Spain, Portugal, Belgium, and Netherlands in Fiscal 2008. In Fiscal 2007, Claire’s Nippon increased operations in Japan by 21 stores, net, to 193 stores. There are 10 store openings planned in Japan in Fiscal 2008.
On a worldwide basis, we closed 269 stores in the last three fiscal years, primarily due to certain locations not meeting our established profit benchmarks, the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future. For each of the last three fiscal years, no individual store accounted for more than one percent of total sales.
We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2007, which includes leasehold improvements and fixtures, averaged approximately $162,000 per store. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our International operations. The total of these costs averaged approximately $132,000 per store during Fiscal 2007.
Our continued growth depends on our ability to open and operate stores on a profitable basis. Our ability to expand successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites and negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and other employees. Additionally, under the current terms of our joint venture agreement, new store openings in Asia are subject to the terms of our Claire’s Nippon 50:50 joint venture relationship with AEON. See also “Risk Factors.”
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
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Afterthoughts,” “Icing by Claire’s,” and “The Icing.” We have also registered these marks outside of the United States. We license certain of our marks under licensing arrangements in the Middle East, South Africa, and Russia. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Management Information Systems
Management information systems are key to our business strategy. Our information and operational systems use a broad range of both purchased and internally developed applications to support our retail operations, financial, real estate, merchandising, inventory management, and marketing processes. Sales information is automatically collected from point-of-sale terminals in our stores on a daily basis. We have developed proprietary software to support key decisions in various areas of our business including merchandising, allocation, and operations. We periodically review our critical systems to evaluate disaster recovery plans and the security of our systems.
Competition
The specialty retail business is highly competitive. We compete with department stores and other chain store concepts on a national and international level. We also compete on a regional or local level with specialty and discount store chains and independent retail stores. Our competition also includes internet, direct marketing to consumer, and catalog businesses. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, fashion, price, merchandise, store location, and customer service.
Seasonality
Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of the fiscal year ended February 3, 2007 were 21%, 24%, 23%, and 32%, respectively.
Employees
On February 3, 2007, we had approximately 18,850 employees, 58% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.
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
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, such as recessionary and inflationary environments, the levels of disposable consumer income, energy costs, consumer debt, interest rates, and consumer confidence. Declines in consumer spending on costume jewelry and accessories could have a material adverse effect on our operating results.

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
We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 900 domestic and international suppliers in Fiscal 2007. Approximately 84% of our Fiscal 2007 merchandise was purchased from suppliers outside the United States, including approximately 66% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The U.S. has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future.
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
Distribution functions for all of our North American stores are handled from our distribution center in Hoffman Estates, Illinois. Distribution functions for our stores outside of North America are handled through three distribution centers located in the United Kingdom, Switzerland, and Austria. We plan to open during Fiscal 2008 a new distribution center in Europe to address our anticipated growth in Europe. As we construct or expand our distribution centers, we could experience delays and cost overruns, such as shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion dates and ultimate costs could differ significantly from initial expectations due to construction-related or other reasons. Any significant interruption in the operation of our distribution centers, due to natural disaster or otherwise, would have a material adverse effect on our business, financial condition, and results of operations.
Store operations and expansion may affect our ability to increase Net sales and operate profitably.
Our continued success depends, in part, upon our ability to increase sales at existing store locations, to open new stores, to operate stores on a profitable basis, and to maintain good relationships with mall developers and operators. Because we are primarily a mall-based chain, our future growth is significantly dependent on our ability to open new stores in desirable locations, including malls. Our ability to open new stores depends on a number of factors, including our ability to locate and obtain favorable store sites primarily in malls, negotiate acceptable lease terms that meet our financial targets, obtain adequate supplies of merchandise, hire and train qualified employees, and expand our infrastructure to accommodate growth. Our ability to operate stores on a profitable basis depends on various factors, including whether we have to take additional merchandise markdowns due to excessive inventory levels compared to sales trends, whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to Net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. There can be no assurance that our growth will result in enhanced profitability or that we will achieve our targeted growth rates with respect to new store openings. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively manage the profitability of our existing stores could have a material adverse effect on our results of operations.
The failure to execute our international expansion or successfully integrate our international operations may impede our strategy of increasing Net sales and adversely affect our operating results.
Our international expansion is an integral part of our strategy to increase our Net sales through expansion. If our international expansion is not successful, our results of operations are likely to be adversely affected. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North American operations, such as integration of information systems. Also, we recently implemented new financial accounting software that we use to accumulate financial data used in financial reporting for our UK and French operations. We intend to implement this software in other foreign countries in which we operate.
We plan to expand into new countries through organic growth and by entering into licensing and merchandising agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our licensing agreements. Failure to identify appropriate licensees or negotiate acceptable terms in our licensing and merchandising agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our Net sales through expansion. Additionally, future store openings in Asia are currently subject to our 50:50 Claire’s Nippon joint venture agreement.
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
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting our product supply chain, including merchandise planning and allocation, inventory, and price management. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions. We plan to launch these successor systems in a phased operating country approach over an approximate three-year period, which began in Fiscal 2006. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
We are implementing certain other changes to our information technology systems that may disrupt operations.
In addition to modifying and replacing our systems related to global retail store operations and international finance operations, we continue to evaluate and are currently implementing modifications and upgrades to our information technology systems for point of sales (cash registers), real estate, and international financial accounting. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these successor systems, including accurately capturing data and system disruptions and the ability to maintain effective internal controls. We plan to launch these successor systems in a phased operating country approach over an approximate three-year period, which began in Fiscal 2006. We plan to complete installation of our new point of sales system in all our domestic stores, implement our international financial systems, and replace our lease management systems by the end of Fiscal 2009. Although we are on track with replacement of our systems, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have material adverse effect on our operations.
Fluctuations in same-store Net sales may affect the price of our stock.
Our comparable same-store Net sales results have fluctuated in the past, on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect our same-store Net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, timing of release of new merchandise, actions by competitors, weather conditions and general economic conditions. Our comparable store Net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, our future comparable store Net sales results may have a significant effect on the market price of our common stock because investors may look to our same-store Net sales results to determine how we performed from period to period absent sales attributable to new stores.
Changes in the anticipated seasonal business pattern could adversely affect our sales and profits and our quarterly results may fluctuate due to a variety of factors.
Our business follows a seasonal pattern, peaking during the Christmas, Easter, and back-to-school periods. Any decrease in sales or margins during these periods would be likely to have a material adverse effect on our business, financial condition, and results of operations. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.
Our profitability could be adversely affected by high petroleum prices.
The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have an adverse impact on our business and profitability.

Our growth is dependent on successful execution of our business strategy.
During Fiscal 2006, we completed a five-year strategic plan with the assistance of a nationally recognized consulting firm. Our ability to grow our existing brands and develop or identify new growth opportunities depends in part on our ability to appropriately identify, develop, and effectively execute strategies and initiatives identified in our plan, as well as new growth strategies and initiatives. Failure to effectively identify, develop, and execute strategic initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations.
Our industry is highly competitive.
The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, the internet, direct marketing to consumers, and catalog businesses that market similar lines of merchandise. Some competitors have more resources than us. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Our successful performance in recent years has increased the amount of imitation by other retailers. This imitation has made and will continue to make the retail environment in which we operate more competitive. Also, a significant shift in customer buying patterns to purchasing jewelry and accessories via the Internet could have a material adverse effect on our financial results.
A decline in number of people who go to malls could reduce the number of our customers and reduce our Net sales.
Substantially all of our North American stores are located in regional shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the mall’s “anchor” tenants, generally large department stores and other area attractions to generate consumer traffic around our stores and the continuing popularity of malls as shopping destinations for pre-teens and teenagers. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers, other malls where we do not have stores, and the closing of anchor tenants in a particular mall. In addition, a decline in the popularity of mall shopping among our target customers, pre-teens and teenagers, and increased gasoline prices that may curtail customer visits to malls, could result in decreased sales that would have a material adverse affect on our business, financial condition, and results of operations.
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
We depend on our key personnel.
Our ability to anticipate and effectively respond to the changing fashion trends and consumer preferences depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. The loss of services of key members of the Company’s senior management team or of certain other key employees could negatively affect the Company’s business. In addition, future performance will depend upon the Company’s ability to attract, retain, and motivate qualified employees to keep pace with its expansion schedule. The inability to do so may limit the Company’s ability to effectively penetrate new market areas.

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
We are subject to taxation in a number of foreign jurisdictions. When we estimate our taxes, we take into account our foreign operations, as well as our domestic operations. The estimates we make regarding domestic and foreign taxes are based on tax positions that we believe are supportable, but could be subject to successful challenge by the Internal Revenue Service or a foreign jurisdiction. If we are required to settle matters in excess of our established accruals for tax contingencies, it could result in a charge to our earnings.
The Company’s cost of doing business could increase as a result of changes in federal, state or local regulations.
Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect the Company’s ability to meet our financial targets. In addition, changes in federal, state or local regulations governing the sale of the Company’s products, particularly regulations relating to metal content in our costume jewelry, could increase the Company’s cost of doing business and could adversely affect the Company’s sales results. Also, the Company’s inability to comply with these regulatory changes in a timely fashion or to adequately execute a required recall could result in significant fines or penalties that could adversely affect the Company’s financial results.
If our independent manufacturers or licensees or joint venture partners do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.
While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, licensees or joint venture partners, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, by our independent manufacturers, licensees, or joint venture partners, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. As result, our results of operations could be adversely affected.
We rely on third parties to distribute our merchandise and if these third parties do not adequately perform this function, our business would be disrupted.
The efficient operation of our business depends on the ability of our third party carriers to ship merchandise directly to our distribution facilities and individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise to our distribution facilities or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition, and results of operations.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks, and proprietary rights of others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.
The Company may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial results.
The Company imports approximately 84% of its merchandise from suppliers outside the U.S. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from the Company’s expectations. The Company’s ability to obtain indemnification from the manufacturers of these products may be hindered by the manufacturers’ lack of understanding U.S. product liability laws, which may make it more likely that the Company may have to respond to claims or complaints from its customers as if the Company were the manufacturer of the products. Any of these circumstances could have a material adverse effect on the Company’s business and financial results.
Certain Risks Relating to the Proposed Merger.
Failure to Complete Merger.
The proposed merger is subject to the satisfaction of closing conditions, including the approval by our shareholders and other conditions described in the merger agreement. We cannot assure you that these conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:
•	Management’s attention from our day-to-day business may be diverted;

•	We may lose key employees;

•	Our relationships with vendors, landlords, and business partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We will be required to pay significant transaction costs related to proposed merger, such as legal, accounting, and other fees; and

•	The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.
Any of these events could adversely affect our stock price, business, cash flows, and operating results, including our ability to pay dividends.
Substantial Indebtedness.
Bauble Parent has advised us that we will have substantial indebtedness if the proposed merger is consummated. There can be no assurance that our business will be able to generate sufficient cash flows from operations to meet our debt service obligations, as they are subject to general economic, business, financial, competitive, and other factors beyond our control. Our level of indebtedness has important consequences, including limiting our ability to invest operating cash flow to expand our business or execute our strategy, to capitalize on business opportunities, and to react to competitive pressures, because we will be required to dedicate a substantial portion of these cash flows to service our debt.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, and Belgium. We lease all of our 2,992 store locations, generally for terms ranging from five to approximately 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of Net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.
Most of our stores in North America and the International division are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.
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
Our stores operated by our subsidiaries, Claire’s Switzerland, Claire’s Austria, Claire’s Germany, Claire’s Spain, and Claire’s Portugal, are serviced by distribution centers and offices in Zurich, Switzerland and Vienna, Austria. The facility maintained in Zurich consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2011. In Vienna, the facility consists of 18,100 square feet devoted to distribution and 3,400 square feet devoted to offices. The lease on this facility does not have an expiration date but can be terminated by Claire’s Austria with six months notice to the landlord.
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

On December 20, 2006, a purported class action complaint was filed in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida by a plaintiff who is an alleged shareholder of the Company. The complaint, which is styled as Lustig v. Claire’s Stores, Inc., et al. (Case No. 06-020798), was amended by the plaintiff on March 21, 2007. The amended complaint names as defendants Claire’s Stores, its directors, and Apollo Management, L.P. and alleges, among other things, that the directors breached their fiduciary duties to the shareholders of the Company in connection with the proposed merger transaction and that the Company and Apollo Management, L.P. aided and abetted the directors’ alleged breaches of their fiduciary duties. Among other relief, the amended complaint seeks class action status, injunctive relief from completing the merger, and payment of attorneys’ fees.
The following putative class action complaints were subsequently filed in Broward County: Henzel v. Claire’s Stores, Inc., et al. (Case No. 07-006325) (March 21, 2007); McCormack v. Schaeffer, et al. (Case No. 07-006327) (March 21, 2007); Minissa v. Schaefer, et al. (Case No. 07-06630) (March 26, 2007); Benoit v. Schaefer, et al. (Case No. 07-006907) (March 28, 2007); Call4U v. Claire’s Stores, Inc., et al. (Case No. 07-07178) (April 2, 2007); and International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. Claire’s Stores, Inc., et al. (Case No. 07-007913) (April 11, 2007). These complaints allege similar claims and seek similar relief as the Lustig action, with the McCormack action also seeking unspecified money damages. With the exception of the Call4U complaint, these complaints also name as defendants Claire’s Stores, its directors, and Apollo Management, L.P. The Call4U action names as defendants Claire’s Stores, its directors and its chairman emeritus.
We believe the lawsuits are without merit and intend to vigorously defend against them.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We have two classes of common stock, par value $0.05 per share, outstanding: common stock having one vote per share and Class A common stock having ten votes per share. The common stock is traded on the New York Stock Exchange, Inc. under the symbol CLE. The Class A common stock has only limited transferability and is not traded on any stock exchange or in any organized market. However, the Class A common stock is convertible on a share-for-share basis into common stock and may be sold, as common stock, in open market transactions. In December 2003, our Board of Directors declared a 2-for-1 stock split of our Common stock and Class A common stock in the form of a 100% stock dividend. As a result, all share and per share amounts have been restated to reflect the stock split. The following table sets forth, for each quarterly period within the last two fiscal years, the high and low closing prices of the common stock on the NYSE Composite Tape. At March 15, 2007, the number of record holders of shares of common stock and Class A common stock was 1,163 and 336, respectively.

	Closing Price of Common Stock
	High	Low
Year Ended February 3, 2007
First Quarter	$36.31	$30.30
Second Quarter	34.84	24.04
Third Quarter	29.58	24.88
Fourth Quarter	34.78	27.29

Year Ended January 28, 2006
First Quarter	$23.40	$20.63
Second Quarter	25.41	21.59
Third Quarter	26.27	23.05
Fourth Quarter	31.12	26.01

We have paid regular quarterly dividends to our shareholders on the common stock since 1985 and on the Class A common stock since July 1994. Our Board of Directors, in their sole discretion, determines the distribution rate based on our results of operations, economic conditions, tax considerations, and other factors. In Fiscal 2007, we paid quarterly cash dividends on our common stock (four in the amount of $0.10 per share) and Class A common stock (four in the amount of $0.05 per share), or a total of $0.40 per share on our common stock and $0.20 per share on our Class A common stock. In Fiscal 2006, we paid quarterly cash dividends on our common stock (four in the amount of $0.10 per share) and Class A common stock (four in the amount of $0.05 per share), or a total of $0.40 per share on our common stock and $0.20 per share on our Class A common stock. In addition, during December 2005, we paid a special cash dividend of $0.25 per share on our common stock and $0.125 per share on our Class A common stock.
As of March 8, 2007, our current dividend distribution amount per share is $0.10 and $0.05 each quarter for common stock and Class A common stock, respectively. There is no assurance that we will be able to continue to pay dividends because the declaration and payment of dividends are subject to various factors, including contingencies such as our earnings, liquidity and financial condition, and other factors our Board of Directors considers relevant as well as certain limitations on our ability to make dividend distributions under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Recent Developments – Agreement for Sale.”
The following graph compares the cumulative total shareholder return of an investment in our common stock with an investment in the S&P Stock Index and the Retail Index for the five fiscal years ending January/February 2007. This graph assumes the investment of $100 in our common stock, the S&P 500 and the S&P Apparel Retail Index on January 31, 2002 and assumes dividends are reinvested. Measurement points are on the last trading day of each of the five fiscal years.

Item 6. Selected Financial Data
The balance sheet and statement of operations data set forth below is derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements included in this Annual Report, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated Balance Sheet data as of January 29, 2005, January 31, 2004, and February 1, 2003 and the consolidated Statement of Operations data for each of the fiscal years ended January 31, 2004 and February 1, 2003 are derived from our consolidated financial statements, which are not included herein.

	As of or for the Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 31,	Feb. 1,
	2007(1)	2006	2005	2004	2003
	(In thousands except per share amounts)
Statement of Operations Data:
Net sales	$1,480,987	$1,369,752	$1,279,407	$1,132,834	$1,001,537
Income from continuing operations	188,762	172,343	146,259	115,038	77,979
Net income	188,762	172,343	143,124	115,038	77,744

Income Per Share:
Basic:
From continuing operations	$1.97	$1.74	$1.48	$1.17	$0.80
Net income	1.97	1.74	1.45	1.17	0.80
Diluted:
From continuing operations	$1.96	$1.73	$1.47	$1.17	$0.80
Net income	1.96	1.73	1.44	1.17	0.80

Cash Dividends Per Share:
Common stock	$0.40	$0.65	$0.30	$0.14	$0.08
Class A common stock	0.20	0.325	0.15	0.07	0.04

Balance Sheet Data:
Current assets	$538,642	$598,007	$493,326	$360,023	$321,608
Current liabilities	195,451	179,445	166,938	143,326	141,010
Working capital	343,191	418,562	326,388	216,697	180,598
Total assets	1,091,266	1,090,701	966,129	805,924	738,129
Long-term debt	—	—	—	—	70,000
Stockholders’ equity	847,662	868,318	755,687	632,450	501,254

(1)	Consists of 53 weeks.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, and significant accounting policies and critical estimates. Management’s Discussion and Analysis is presented in the following sections: Overview; Critical Accounting Policies and Estimates; Results of Consolidated Operations; Segment Operations; and Analysis of Consolidated Financial Condition. It is useful to read Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
Our fiscal year ends on the Saturday closest to January 31. As a result, our Fiscal 2007 results consisted of 53 weeks, while our Fiscal 2006 and Fiscal 2005 results consisted of 52 weeks. All references to earnings per share relate to diluted earnings per share from continuing operations.

We include a store in the calculation of comparable store sales once it has been in operation sixty weeks after its initial opening. If a store is closed during a fiscal period, the store’s sales will be included in the computation of comparable store sales for that fiscal month, quarter, and year to date period only for the days in which it was operating as compared to those same days in the comparable period. Relocated, remodeled, and expanded square footage stores are classified the same as the original store and are not considered new stores upon relocation, remodeling or completion of their expansion. However, a store which is temporarily closed while undergoing relocation, remodeling or expansion is excluded from comparable store sales for the related period of closure.
Overview
We are a leading global specialty retailer of value-priced fashion accessories and jewelry for pre-teens and teenagers as well as young adults. We are organized based on our geographic markets, which include our North American operations and our International operations. As of February 3, 2007, we operated a total of 2,992 stores in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Netherlands, and Belgium. The stores are operated mainly under the trade names “Claire’s,” “Claire’s Boutiques,” “Claire’s Accessories,” “Icing by Claire’s,” “The Icing,” and “Afterthoughts.” We also operated, as of February 3, 2007, 193 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within “Interest and other income” in our Consolidated Statements of Operations and Comprehensive Income within our North American division. In addition, as of February 3, 2007, we licensed 117 stores in the Middle East and Russia under a licensing and merchandising agreement with Al Shaya Co. Ltd. and 8 stores in South Africa under similar agreements with the House of Busby Limited. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income.
We have two store concepts: Claire’s Accessories, which caters to fashion-conscious girls and teens in the 7 to 17 age range, and Icing by Claire’s, which caters to fashion-conscious teens and young women in the 17 to 27 age range. Our merchandise typically ranges in price between $2.50 and $20.00, with the average product priced at approximately $4.40, net of promotions and markdowns. Our stores share a similar format and our different store concepts and trade-names allow us to have multiple store locations within a single mall. Although we face competition from a number of small specialty store chains and others selling fashion accessories, we believe that our stores comprise one of the largest chains of specialty retail stores in the world devoted to the sale of value-priced fashion accessories for pre-teen, teenage, and young adult females.
Fundamentally, our business model is to offer the customer a compelling price/value relationship and a wide array of products from which to choose. We seek to deliver a high level of profitability and cash flow by:
•	maximizing the effectiveness of our retail product pricing through promotional activity

•	minimizing our product costs through economies of scale as the world’s leading mall-based retailer of value-priced accessories and jewelry

•	reinvesting operating cash flows into opening new stores, remodeling existing stores, and infrastructure in order to create future revenues and build brand name loyalty
While our financial results have grown steadily, the retail environment remains very competitive. Management’s plan for future growth is dependent on:
•	successfully identifying merchandise appealing to our customers and managing our inventory levels

•	displaying our merchandise at convenient, accessible locations staffed with personnel that provide courteous and professional customer service

•	sourcing our merchandise to achieve a positive price/value relationship

•	increasing sales at existing store locations

•	expanding our sales, especially in our International division, through additional store locations
Our ability to achieve these objectives will be dependent on various factors, including those outlined in “Risk Factors.”
Recent Developments – Agreement for Sale
On March 20, 2007, our Board of Directors approved a definitive agreement to sell the Company to Apollo through a merger of the Company with an entity indirectly owned by Apollo. Under the terms of the merger agreement, Bauble Sub will merge with and into the Company, and each share of the Company’s common stock and Class A common stock (other than shares held in treasury or owned by Bauble Parent or Bauble Sub, and other than shares of Class A common stock held by shareholders who properly demand statutory appraisal rights) will be converted into the right to receive $33.00 in cash, without interest, representing a transaction value of approximately $3.1 billion. Following consummation of the merger, it is expected that the Company’s common stock will be delisted from the New York Stock Exchange, and the Company’s common stock and Class A common stock will be deregistered with the Securities and Exchange Commission.
Consummation of the proposed merger is subject to customary closing conditions. The conditions include the approval of the merger agreement by the Company’s shareholders, the absence of government orders that restrain, enjoin or prohibit the consummation of the merger, the expiration or termination of the required waiting period under the Hart-Scott-Rodino Act, and any required waiting periods under applicable foreign antitrust laws, and the performance in all material respects by each party of its covenants and the accuracy of each party’s representations and warranties (in each case, subject to certain materiality and other exceptions) under the merger agreement. In addition, the consummation of the proposed merger is conditioned on the filing of this annual report on Form 10-K. On April 11, 2007, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Act. The merger agreement was filed on a Form 8-K dated March 22, 2007. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement.
The Company and Apollo estimate that the total amount of funds necessary to consummate the merger and related transactions (including payment of the aggregate merger consideration, the repayment or refinancing of some of the Company’s currently outstanding debt and all related fees and expenses) will be approximately $3.270 billion. In connection with the signing of the merger agreement, Bauble Sub obtained commitments to provide up to approximately $2.587 billion in debt financing, not all of which is expected to be drawn down at closing of the merger. Bauble Parent has agreed to use its reasonable best efforts to arrange and obtain the debt financing on the terms and conditions described in the commitments. In addition, Bauble Parent and Bauble Sub have obtained a $600 million equity commitment from Apollo on behalf of certain affiliated co-investment partnerships. The facilities contemplated by the debt financing commitments are conditioned on the merger being consummated prior to the merger agreement termination date, as well as certain other conditions.
As a result of the proposed financing of the merger, assuming the closing of the merger occurs, the Company will incur significant indebtedness and will be highly leveraged. Significant additional liquidity requirements (resulting primarily from debt service requirements) and other factors relating to the proposed merger will significantly affect our future financial position, results of operations and liquidity.
There can be no assurance that the merger will be consummated.
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
Inventory Valuation
Our inventories in North America, Spain, Portugal, and S.A.G. are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments, and estimates including, among others, merchandise markups, markdowns, and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost to retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves, and the accounting for retail price changes. The inventories in our United Kingdom, Belgium, Netherlands, Ireland, and France stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage, and markdowns.
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
We recorded no material impairment charges during Fiscal 2007, Fiscal 2006, and Fiscal 2005.
Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We measure impairment of goodwill utilizing the discounted cash flow method for each of our reporting units. The estimated discounted cash flows are then compared to our goodwill amounts. If the balance of the goodwill exceeds the estimated discounted cash flows, the excess of the balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We performed these analyses during Fiscal 2007, Fiscal 2006, and Fiscal 2005, and no impairment charge was required.
Intangible Asset Impairment
We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. Prior to Fiscal 2007, we concluded that certain intangible assets, comprised primarily of lease rights in our stores in France, qualified as indefinite-life intangible assets. The fair market value of the lease rights was determined through the use of third-party valuations. In addition, prior to Fiscal 2007, we made investments in intangible assets upon the opening and acquisition of many of our other store locations in Europe. These other intangible assets are subject to amortization and are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the carrying amount of the asset is not recoverable. We recorded no material impairment charges during Fiscal 2007, Fiscal 2006, and Fiscal 2005.
During Fiscal 2007, we determined that our lease rights in France, which we previously accounted for as indefinite-life intangible assets, would be more appropriately accounted for as either intangible assets with finite lives or as initial direct costs of the related lease. Accordingly, intangible assets with finite lives and initial direct costs of the lease are now amortized to their estimated residual value on a straight-line basis over the term of the lease. The impact of our decision to change our accounting for lease rights in France did not have a material impact on our financial position, results of operations or cash flows.
Income Taxes
We are subject to income taxes in many jurisdictions, including the U.S., individual states and localities, and internationally. Our annual consolidated provision for income taxes is determined based on our income, statutory tax rates, and the tax implications of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected on the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. We establish deferred tax assets and liabilities as a result of these temporary differences.
Our judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, will be realized.
We establish accruals for tax contingencies in our consolidated financial statements based on tax positions that we believe are supportable, but are potentially subject to successful challenge by the taxing authorities. We believe these accruals are adequate for all open audit years based on our assessment of many factors including past experience, progress of ongoing tax audits, and interpretations of tax law. If changing facts and circumstances cause us to adjust our accruals, or if we prevail in tax matters for which accruals have been established or we are required to settle matters in excess of established accruals, our income tax expense for a particular period will be affected.
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
Stock-Based Compensation
We issue stock options and other stock-based awards to executive management, key employees, and directors under our stock-based compensation plans. Prior to Fiscal 2007, we accounted for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Stock awards which qualified as fixed grants under APB No. 25, such as our time-vested stock awards, were accounted for at fair value at date of grant. The compensation expense was recorded over the related vesting period in a systematic and rational manner consistent with the lapse of restrictions on the shares.
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
On January 29, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).
Under SFAS No. 123R, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period.
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
Results of Consolidated Operations
A summary of our consolidated results of operations is as follows (dollars in thousands, except per share data):

	Fiscal Year
	2007	2006	2005
Net sales	$1,480,987	$1,369,752	$1,279,407
Increase in comparable store sales	2.0%	6.0%	8.0%
Gross profit percentage	53.3%	54.3%	54.1%
Selling, general and administrative expenses As a percentage of Net sales	32.6%	32.8%	33.7%
Income from continuing operations	$188,762	$172,343	$146,259
Net income	$188,762	$172,343	$143,124
Income from continuing operations per diluted share	$1.96	$1.73	$1.47
Number of stores at the end of the period(1)	2,992	2,878	2,836

(1)	Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
Net sales in Fiscal 2007 increased by $111.2 million, or 8.0% from Fiscal 2006, which in turn was $90.3 million, or 7.0% higher than Fiscal 2005. The increase in Net sales was primarily attributable to new store revenue, net of store closures, of $45.3 million. Fiscal 2007 included 53 weeks of operations compared with Fiscal 2006 which included 52 weeks. The additional week of operations resulted in sales of $22.8 million. Comparable store sales increased 2.0% and 6.0%, or approximately $19.6 million and $72.7 million during Fiscal 2007 and Fiscal 2006, respectively. The effects of the weakening U.S. Dollar when translating our foreign operations at higher exchange rates resulted in additional sales during Fiscal 2007 of $18.4 million. In addition, increased sales from stores outside North America under licensing agreements approximated $5.1 million during Fiscal 2007. For Fiscal 2006, new store revenue, net of closures, approximated $20.9 million and increased sales from stores operated outside North America under licensing agreements approximated $5.6 million. The positive increase in sales in Fiscal 2006 was partially offset by the effects of the strengthening U.S. Dollar when translating our foreign operations at lower exchange rates of approximately $8.9 million.
The positive comparable sales experienced in North America in Fiscal 2007 were primarily attributable to an increase of approximately 3.0% in the average retail price per transaction, which was the result of an increase in the average number of units per transaction of 5.0% offset by a decrease of approximately 2.0% in the average unit retail price. The positive comparable sales experienced during our past three fiscal years in North America were across various merchandise categories, most notably in certain jewelry categories and merchandise targeted at a younger Claire’s customer. In addition, we experienced significant positive comparable sales from hairgoods during Fiscal 2007 and from cosmetics in Fiscal 2006. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores.
We continue to expand strategic initiatives in our International division to address the negative comparable store sales experienced during Fiscal 2007. These initiatives included sharing best practices employed in our North American division for merchandise selection, store operations, and attentive customer service.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
Jewelry	58.0%	58.0%	56.0%
Accessories	42.0%	42.0%	44.0%

	100.0%	100.0%	100.0%

In calculating Gross profit and Gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in Selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentages decreased by 100 basis points and increased by 20 basis points during Fiscal 2007 and Fiscal 2006, respectively. The decrease during Fiscal 2007 was primarily attributable to higher cost of goods sold due to increased inventory markdowns and higher rent and rent-related expenses, primarily base rent, utilities, and property taxes. During Fiscal 2007, merchandise margins decreased on a consolidated basis and more significantly in our North American division than in our International division. The increase during Fiscal 2006 was primarily attributable to leverage realized from sales increasing faster than rent and rent related costs. Merchandise margins during Fiscal 2006 actually decreased slightly on a consolidated basis with North American merchandise margin gains offset by declines in our International division. Merchandise margins during Fiscal 2006 in our International division decreased primarily due to the strengthening U.S. Dollar as compared to the British Pound and the Euro because most of the goods sourced for sale in our International division are purchased in U.S. Dollars, and increased freight costs due to increased fuel costs for air and ocean freight to Europe from Asia.
Selling, general and administrative expenses increased $32.5 million and $18.5 million in Fiscal 2007 and Fiscal 2006, respectively. The increase in Fiscal 2007 was primarily attributable to increases in expenses related to payroll and benefits of $27.8 million, increased stock compensation expense of $2.6 million, and expenses of $2.6 million associated with on-going litigation, offset by a reduction in corporate overhead expenses of $8.1 million. The increase in Fiscal 2006 is primarily attributable to increases in store payroll of $8.0 million, increased stock compensation expense of $4.4 million for plans implemented in Fiscal 2006, a $1.9 million charge related to estimated future healthcare costs associated with the 2003 retirement package of our Chairman Emeritus, professional fees associated with auditing and legal matters, increased consulting fees for strategic initiatives of $1.4 million, credit card processing fees, and initial and ongoing expenses related to opening new stores in Spain, Belgium, and Netherlands. These increases were partially offset by a reduction in leasing expenses for store assets, and certain insurance expenses, and by the effects of the stronger U.S. Dollar when translating our foreign operations at lower exchange rates. As a percentage of Net sales, Selling, general and administrative expenses decreased 20 basis points during Fiscal 2007 and decreased 90 basis points during Fiscal 2006.
Interest and other income in Fiscal 2007 increased over Fiscal 2006 primarily as a result of additional interest income of $5.1 million arising from higher rates of return on invested cash balances, partially offset by a reduction in earnings from Claire’s Nippon of $1.3 million. Interest and other income in Fiscal 2006 increased over Fiscal 2005 primarily as a result of additional interest income of $6.1 million arising from higher invested cash balances at higher yields, increased earnings in our Claire’s Nippon joint venture of $0.5 million, dormancy fees for gift cards of $1.2 million, and increased license fees of $0.5 million from increased sales of goods under our merchandising agreements for stores operated outside of North America.
Our effective income tax rates for Fiscal 2007, Fiscal 2006, and Fiscal 2005 were 29.7%, 33.6%, and 34.0%, respectively. Our effective income tax rate for Fiscal 2007 includes net benefits of approximately $5.3 million related to the settlement of certain multi-year foreign and domestic income tax audits. Our effective income tax rate for Fiscal 2006 includes additional tax expense of $5.7 million related to the repatriation of $95 million in foreign earnings from our foreign subsidiaries, pursuant to the American Jobs Creation Act of 2004. Excluding the $5.7 million charge recorded for Fiscal 2006, our effective income tax rate for Fiscal 2006 has decreased from the previous year primarily due to a change in the overall geographic mix of earnings and other non-recurring items. With respect to the overall geographic mix of earnings, our combined effective income tax rate for our foreign operations is generally lower than our effective income tax rate for U.S. operations. During Fiscal 2005, we recorded net benefits to the provision for income taxes totaling approximately $0.4 million attributable to concluded state tax examinations that were settled more favorably than anticipated. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of earnings and the resolution of tax contingencies for amounts different from our current estimates.
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current fashion trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of the fiscal year ended February 3, 2007 were 21%, 24%, 23%, and 32%, respectively. See Note 10 of our consolidated financial statements for our quarterly results of operations.
Impact of Inflation
Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs, and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.
Segment Operations
We are organized into two business segments — North America and International. Following is a discussion of results of operations by business segment.

North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Fiscal Year
	2007	2006	2005

Net sales	$1,024,009	$964,008	$906,071
Increase in comparable store sales	3.0%	6.0%	10.0%
Gross profit percentage	53.6%	54.5%	53.9%
Number of stores at the end of the period (1)	2,133	2,106	2,119

(1)	Number of stores excludes Claire’s Nippon and stores operated under license agreements outside of North America
It is our objective to increase sales in North America primarily through generating comparable store sales increases and also by increasing our selling square footage.
Net sales in North America during Fiscal 2007 increased by $60.0 million or 6.2% from Fiscal 2006, which in turn was $57.9 million, or 6.4% higher than Fiscal 2005. The increase in Net sales was primarily attributable to comparable store sales increases of $23.7 million or 3.0% and $49.4 million or 6.0% during Fiscal 2007 and Fiscal 2006, respectively. In addition, Fiscal 2007 included 53 weeks of operations compared with Fiscal 2006 which included 52 weeks. The additional week of operations resulted in sales of $15.6 million. New store revenue, net of closures, approximated $11.7 million. Increased sales from stores outside North America operated under licensing agreements approximated $5.1 million. The effects of the strengthening Canadian dollar resulted in additional sales of $3.8 million. For Fiscal 2006, new store revenue, net of store closures, approximated $2.9 million and increased sales from stores outside North America operated under licensing agreements approximated $5.6 million.
The positive comparable sales experienced in North America were primarily attributable to an increase of approximately 3.0% in the average retail price per transaction, which was the result of an increase of approximately 5.0% in the average number of units per transaction offset by an approximate 2.0% decrease in the average unit retail price. The positive comparable sales experienced in North America during our past three fiscal years were across various merchandise categories, most notably in certain jewelry categories and merchandise targeted at a younger Claire’s customer. In addition, we experienced significant positive comparable sales from hairgoods during Fiscal 2007 and from cosmetics in Fiscal 2006. We believe we experienced this trend through successfully meeting our customers’ demands for current fashion trends in jewelry and superior customer service in our stores.
Gross profit percentages decreased by 90 basis points for Fiscal 2007 and improved 60 basis points during Fiscal 2006. The decrease for Fiscal 2007 was principally a result of higher cost of goods sold due to reduced initial markup, increased inventory markdowns, and higher rent-related expenses, primarily utilities, store support, and property taxes. The increase during Fiscal 2006 was primarily due to leverage on rent and rent related costs as a percentage of sales as the growth of sales outpaced increases in the costs. An increase in merchandise margins was due to a higher initial markup, less promotional activity during the year and a more disciplined inventory focus.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
Jewelry	62.0%	64.0%	63.0%
Accessories	38.0%	36.0%	37.0%

	100.0%	100.0%	100.0%

Interest and other income of $14.3 million for Fiscal 2007 increased $3.6 million or 34.0% over Fiscal 2006, which increased $6.8 million, or 177.0% from Fiscal 2005. The increase in Fiscal 2007 is a result of additional interest income of $5.4 million arising from higher rates of return on invested cash balances, partially offset by a reduction in earnings from Claire’s Nippon of $1.3 million and a reduction in gift card dormancy fee income of $0.6 million. The increase in Fiscal 2006 related primarily to additional interest income of $5.1 million arising from higher invested cash balances at higher yields, dormancy fees for gift cards of $1.2 million, and increased earnings in our Claire’s Nippon joint venture of $0.5 million.
International
Key statistics and results of operations for our International division are as follows (dollars in thousands):

	Fiscal Year
	2007	2006	2005

Net sales	$456,978	$405,744	$373,336
Increase (decrease) in comparable store sales	(1.0%)	6.0%	4.0%
Gross profit percentage	52.7%	53.8%	54.4%
Number of stores at the end of the period(1)	859	772	717

(1)	Number of stores excludes Claire’s Nippon stores and stores operated under license agreements
It is our objective to increase sales in the International division primarily through store growth and also through comparable store sales increases. We also continue to explore adding operations in countries in which we do not currently operate.
Net sales in our International division during Fiscal 2007 increased by $51.2 million, or 12.6%, over Fiscal 2006, which in turn was $32.4 million, or 8.7% higher than Fiscal 2005. The increase in Net sales during Fiscal 2007 was due to new store revenue, net of store closures, of approximately $33.6 million; an increase of $14.5 million resulting from the weaker U.S. dollar when translating our foreign operations at higher exchange rates; offset by comparable store sales decreases of 1.0% or $4.1 million during the period. In addition, Fiscal 2007 included 53 weeks of operations compared with Fiscal 2006 which included 52 weeks. The additional week of operations resulted in sales of $7.2 million. The increase in Net sales during Fiscal 2006 was primarily attributable to comparable store sales increases of 6.0%, or approximately $23.3 million during the period; new store revenue, net of store closures, of approximately $18.0 million during the period; and a decline of $8.9 million resulting from the stronger U.S. dollar when translating our foreign operations at lower exchange rates.
We continue to employ strategic initiatives which include sharing best practices from our North America operations for merchandise selection, store operations, and attentive customer service. In addition, we are investing in operational systems infrastructure in order to facilitate the greater level of complexity and precision now required of the business. During Fiscal 2008, we plan to open a new distribution center in Europe to address our anticipated growth in our International division.
The negative comparable store sales in Fiscal 2007 were primarily driven by a decrease of approximately 5.0% in average number of transactions per store, offset by an increase of approximately 3.0% in the average retail price per transaction. The increase in the average retail price per transaction was the result of a decrease of approximately 3.0% in the average unit retail price and an increase of approximately 6.0% in the average number of units sold per transaction.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
Jewelry	48.0%	45.0%	40.0%
Accessories	52.0%	55.0%	60.0%

	100.0%	100.0%	100.0%

The Gross profit percentage declined by 110 basis points during Fiscal 2007 and 60 basis points during Fiscal 2006. The decline in Gross profit percentage in Fiscal 2007 is primarily a result of higher cost of goods sold due to increased markdowns, freight costs, and higher rent. These higher costs were partially offset by the shift to a higher percentage of jewelry sales, which had a positive impact on the initial markup, and the weaker U.S. dollar which increased gross profit by $8.3 million. The decline in Gross profit percentage in Fiscal 2006 is primarily a result of higher merchandise costs and freight costs than in Fiscal 2005. Merchandise costs in Fiscal 2006 increased due to the strengthening of the U.S. Dollar as compared to the British Pound and the Euro because most of the goods sourced for sale in our International division are purchased in U.S. dollars. In addition, higher promotional activity was required to reduce excessive inventory levels during the year. These higher costs were partially offset by decreased rent and rent related costs as a percentage of sales as leverage was realized from the sales gains discussed above.
Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing, and financing activities is outlined in the table below (dollars in thousands):

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005

Operating activities	$232,250	$242,358	$197,091
Investing activities	(99,256)	52,614	(203,436)
Financing activities	(224,584)	(58,000)	(28,141)
Historically, we have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal sales. Over the three years ended in Fiscal 2007, we generated $671.7 million of cash flows from operating activities from continuing operations. We ended Fiscal 2007 with approximately $340.9 million in Cash and cash equivalents, a decrease of $90.2 million in Cash and cash equivalents from the prior year. We ended Fiscal 2007 with no debt outstanding. The net decrease in Cash and cash equivalents during the period was primarily due to cash used to repurchase stock, fund capital expenditures, and to pay dividends, offset by cash generated from operations and proceeds from the exercise of stock options. Assuming the closure of the merger, we expect that our primary sources of short-term liquidity will be cash on hand and availability under our new credit facilities.
Our major source of cash from operations is store sales, nearly all of which are generated on a cash or credit card basis. Our primary outflow of cash from operations is the purchase of inventory, payment of prepaids, and other assets, net of Trade accounts payable, operational costs, and the payment of current taxes.
Our working capital at the end of Fiscal 2007 was $343.2 million compared to $418.6 million at the end of Fiscal 2006. The decrease in working capital reflects lower cash and cash equivalents as discussed above, increased trade accounts payable due to increases in import purchases and increased accrued expenses and other liabilities arising from increases in gift card liability, payroll, and long-term incentive plan liabilities, partially offset by decreased bonus accrual and other accrued expenses. These reductions to working capital were offset by increases in inventories resulting from increased purchases to meet first quarter Fiscal 2008 sales plans and continued European expansion. Prepaid expenses and other current assets increased principally as a result of the timing of rent payments and an increase in assets relating to our deferred compensation plan, store supplies, and deferred tax assets.
Cash provided by operating activities for Fiscal 2007 was $232.2 million compared to $242.4 million for Fiscal 2006, or a $10.2 million decrease. The change was primarily due to an increase in net income of $16.4 million, a decrease in cash flows relating to prepaid expenses and other assets of $29.7 million, and a decrease in cash flows relating to accounts payable of $6.3 million offset by an increase of $7.2 million in cash flows relating to accrued expenses and other liabilities.

Cash used in investing activities for Fiscal 2007 was $99.3 million compared to $52.6 million provided in Fiscal 2006, or a $151.9 million decrease. The cash used was primarily due to capital expenditures and the acquisition of intangible assets of $100.1 million, an increase of $18.1 million from Fiscal 2006. The Fiscal 2006 cash provided included a $134.6 million sale of short-term investments, net of purchases.
Capital expenditures of $95.2 million were made primarily to remodel existing stores, open new stores, and to improve information technology systems. We also paid approximately $5.4 million, primarily within our International division, representing acquired lease rights and initial direct costs on new store locations. In Fiscal 2008, we expect to fund a total of approximately $110.0 to $115.0 million of capital expenditures, primarily to remodel existing stores, open new stores, and for modifications and replacements to our information technology systems, and approximately $9.3 million of acquired lease rights and initial direct costs in an effort to continue to expand within our International division.
Cash used by financing activities for Fiscal 2007 was $224.6 million compared to $58.0 million for Fiscal 2006, or a $166.6 million increase. This was primarily due to the repurchase of outstanding stock of $199.7 million offset by a decrease of dividends paid by $25.3 million over the comparable period last year. In addition, cash flow from financing activities increased $4.1 million during Fiscal 2007 as a result of additional option exercises over the prior year and by $3.6 million relating to the excess tax benefit from stock-based compensation in conjunction with the adoption of SFAS No. 123R.
During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases were made on the open market or through privately negotiated transactions at prices we considered appropriate, and were funded from our existing cash. During the fiscal year ended February 3, 2007, approximately 7,097,000 shares have been repurchased, which completes this stock repurchase program approved by our Board in November 2005.
Liquidity and Capital Resources
Our credit facility, a revolving line of credit of up to $60.0 million, is secured by inventory in the United States. The credit facility was entered into on March 31, 2004 and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, based primarily on the amount of inventory and cash on hand in the United States. At February 3, 2007, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $4.3 million of outstanding letters of credit. The credit facility is cancelable by us without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at February 3, 2007. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our credit agreement as the sum of our available credit lines and certain cash and cash equivalent balances. Our excess liquidity has exceeded $20.0 million since the date of inception of the credit facility.
Our non-U.S. subsidiaries have bank credit facilities totaling approximately $3.0 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 3, 2007, there were no borrowings under these credit facilities.
Management believes that our present ability to borrow is greater than our established credit lines. However, if the proposed merger is consummated, we expect to have significant new debt. See “Business – Recent Developments – Agreement for Sale.”
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
As of February 3, 2007, our future financial commitments under our arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than 1			More than
(in millions)	Total	year	1-3 years	3-5 years	5 years
Operating leases for real estate	$1,159.6	$180.6	$318.8	$260.2	$400.0
Operating leases for equipment, leasehold improvements, and equipment purchases	9.2	5.9	3.0	0.3	—
Letters of credit	4.3	4.3	—	—	—

Total	$1,173.1	$190.8	$321.8	$260.5	$400.0

The contractual obligations in the table above for our foreign entities have been translated to U.S. Dollars at March 30, 2007 exchange rates.
We have no material off-balance sheet arrangements (as such term is defined in Item 303(a)(4)(ii) under Regulation S-K of the Securities Act).
Proposed Financing in Connection with the Merger
The Company and the Sponsor estimate that the total amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $3.270 billion, which includes approximately $3.079 billion to be paid out to the Company’s shareholders and holders of other equity-based interests in the Company, with the remainder to be applied to pay change of control and other employee payments and fees and expenses in connection with the merger, the financing arrangements and the related transactions. These payments are expected to be funded by a combination of equity contributions by affiliates of Apollo and debt financing.
Bauble Parent has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, which are generally subject to customary conditions. After giving effect to contemplated draws by the Company under the new debt commitments, Bauble Parent currently expects total new debt outstanding at closing of the merger transaction will be approximately $2.387 billion.
Equity Financing
The Sponsor, on behalf of certain affiliated co-investment partnerships, has agreed to cause $600 million of cash to be contributed to Bauble Parent, which would constitute the equity portion of the merger financing. The Sponsor may assign its obligations under the equity commitment to one or more of its affiliates who agree to assume the obligations, provided that the Sponsor shall remain obligated to perform its obligations under the equity commitment to the extent not performed by such affiliate(s).
The equity commitment letter provides that the equity funds will be contributed at the closing of the merger to fund a portion of the total merger consideration pursuant to and in accordance with the merger agreement, to pay related expenses and to satisfy any liabilities or obligations of Bauble Parent or Bauble Sub arising out of or in connection with any breach by Bauble Parent or Bauble Sub of their respective obligations under the merger agreement. The obligation of the Sponsor to fund the equity commitment is subject to the prior or simultaneous closing of the merger in accordance with the terms of the merger agreement without waiver, modification or amendment of any provision thereof (except those consented to by the Sponsor), except that, if the transaction does not close, the Sponsor may be liable to the Company for breaches of the merger agreement by Bauble Parent or Bauble Sub, subject to the cap and other conditions described below.
The Company has third-party beneficiary rights under the equity commitment letter and the Sponsor will be liable to us for any loss incurred by us as a result of breach by Bauble Parent or Bauble Sub of their representations, warranties and covenants under the merger agreement, provided that, if the closing does not occur, the Sponsor’s liability under the equity commitment is capped at $150 million, provided, further, that if the closing does not occur, any obligation of the Sponsor under the equity commitment letter shall be conditioned upon the entry of a final and non-appealable judgment awarding the Company damages as a result of Bauble Parent or Bauble Sub’s breach of any representation, warranty, covenant or obligation in the merger agreement. This liability constitutes our sole and exclusive remedy against the Sponsor for any matter in any way relating to or arising in connection with the merger or the merger agreement.
The equity commitment letter will terminate upon the earlier of the effective time or the termination of the merger agreement. However, if at the time of such termination, we are not in material breach of our warranties, representations or covenants under the agreement such that the relevant conditions to closing would not be satisfied, and have fulfilled our obligation to file this annual report on Form 10-K, the equity commitment will terminate 90 days after such termination of the merger agreement. With respect to any claim arising from any lawsuit filed by us against Bauble Parent, Bauble Sub or the Sponsor within the aforementioned 90-day period, the commitment under the equity commitment letter will terminate 60 days after final adjudication of such lawsuit, provided that any outstanding obligations or liabilities of the Sponsor in respect of such adjudication have been satisfied or discharged in full at such time. The equity commitment letter will not be terminated until such satisfaction or discharge.
Debt Financing
In connection with the execution and delivery of the merger agreement, Bauble Sub has obtained commitments to provide up to $2.587 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (1) senior secured credit facilities with a maximum availability of $1.65 billion, out of which $1.45 billion consists of a senior term loan and $200 million consists of a revolving credit facility (the “Senior Facilities”), (2) up to $537 million in a senior unsecured bridge loan facility if Bauble Sub is unable to issue the equivalent amount of senior unsecured notes by the time the merger is completed in a public offering or in an offering exempt from registration under the Securities Act, including pursuant to Rule 144A or Regulation S and (3) up to $400 million in a senior subordinated bridge loan facility if Bauble Sub is unable to issue the equivalent amount of senior subordinated notes by the time the merger is completed in a public offering or in an offering exempt from registration under the Securities Act, including pursuant to Rule 144A or Regulation S, to finance, in part, the payment of the merger consideration, the repayment of certain debt of the Company outstanding on the closing date of the merger and to pay fees and expenses in connection with the merger.
The facilities contemplated by the debt financing are conditioned on the merger being consummated prior to the merger agreement termination date, as well as other customary conditions including:
•	the absence of a material adverse change at the Company;

•	the execution of satisfactory definitive documentation;

•	receipt of an amount equal to at least 20% of the pro forma total consolidated capitalization of Bauble Parent (on the closing date of the merger) in common and/or preferred equity from equity investors, including affiliates of Apollo;

•	the absence of any amendments or waivers to the merger agreement to the extent adverse to the lenders in any material respect which have not been approved by the arrangers;

•	the creation of perfected security interests;

•	payment of fees and expenses;

•	the absence of any default, event of default or material breach of certain representation; and

•	the receipt of specified financial statements of the Company.
Bauble Parent has agreed to use its reasonable best efforts to arrange and obtain the debt financing on the terms and conditions described in the commitments and the merger agreement. In the event that any portion of the debt financing becomes unavailable on the terms and conditions contemplated in the commitment papers, Bauble Parent must use its reasonable best efforts to arrange to obtain alternative financing from alternative sources in an amount sufficient to consummate the merger and other transactions contemplated by the merger agreement on terms which are not materially less beneficial to Bauble Parent or Bauble Sub and would not reasonably be expected to prevent, materially impede or materially delay the consummation of the merger and related transactions, as promptly as practicable following the occurrence of such event, but no later than the last day of the marketing period. The “marketing period” is a period of thirty consecutive calendar days through out which Bauble Parent shall have the financial information that the Company is required to provide pursuant to the merger agreement to complete the debt financing of the merger. So long as the Company has provided all required financial information to Bauble Parent for purposes of its completing its offering of debt securities, the marketing period will begin to run after the approval of the merger agreement by our shareholders.
Although the debt financing is not subject to due diligence or “market out,” such financing may not be considered assured. As of the date hereof, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated.
Senior Secured Credit Facilities, Senior Unsecured Notes and Senior Subordinated Notes
The commitment to provide the Senior Facilities and to purchase senior unsecured notes and senior subordinated notes was issued by Credit Suisse (“Credit Suisse”), Bear Stearns Corporate Lending Inc. (“BSCL”), Lehman Brothers Commercial Bank (“LBCB”) and Lehman Commercial Paper Inc. (“LCP” together with Credit Suisse, BSCL and LBCB, the “Initial Lenders”). Borrowings under the senior term loan facility will be made on the closing date, and the senior unsecured notes and senior subordinated notes will be issued on the closing date. Up to a certain amount to be agreed of the revolving facility may be borrowed on the closing date, and thereafter the full amount of the revolving facility shall be available during the availability period thereof. The Senior Facilities will be guaranteed by Bauble Parent and the U.S. subsidiaries (subject to certain exceptions) of the Company and will be secured by a first priority lien on capital stock and substantially all owned personal and real property of the Company and the subsidiary guarantors. The senior unsecured notes will be guaranteed on a senior unsecured basis by the subsidiaries that are guarantors under the Senior Facilities. The senior subordinated notes will be guaranteed on a senior subordinated basis by the subsidiaries that are guarantors under the Senior Facilities.
Bridge Facilities
If the full amounts of the senior unsecured notes and the senior subordinated notes are not issued in the proposed offerings on or prior to the closing date, the Initial Lenders have committed to provide up to $537 million in loans under the unsecured bridge facility and up to $400 million in loans under the senior subordinated bridge facility. Borrowings under the bridge facilities will be used by Bauble Sub in a single draw on the closing date to pay the merger consideration, to repay or refinance certain debt of the Company outstanding on the closing date of the merger and to pay fees and expenses in connection with the merger. The senior unsecured bridge facility will be guaranteed on a senior unsecured basis by the subsidiaries that are guarantors under the Senior Facilities. The senior subordinated bridge facility will be guaranteed on a senior subordinated basis by the subsidiaries that are guarantors under the Senior Facilities.
As a result of the proposed financing of the merger, assuming the closing of the merger occurs, the Company will incur significant indebtedness and will be highly leveraged. Significant additional liquidity requirements (resulting primarily from debt service requirements) and other factors relating to the proposed merger will significantly affect our future financial position, results of operations and liquidity.
There can be no assurance that the merger will be consummated.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective with the Company’s fiscal year beginning February 4, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact on its financial position or results of operations.
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
The FASB recently ratified EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and did not have a material impact on the Company’s consolidated financial statements.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.
As previously discussed, on January 29, 2006 the Company adopted SFAS No. 123R relating to stock-based compensation. See Note 6 to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling, and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At February 3, 2007, we maintained foreign currency options; however, these options were not designated as hedging instruments under SFAS No. 133. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in Comprehensive income and Stockholders’ equity is $12.9 million, net of tax, reflecting the unrealized gain on foreign currency translation during the fiscal year ended February 3, 2007. Based on the extent of our foreign operations in Fiscal 2007, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 4.5% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates
Our exposure to market risk for changes in interest rates is limited to our cash, cash equivalents, and debt. Based on our average invested cash balances during Fiscal 2007, a 10% increase in the average effective interest rate in Fiscal 2007 would not have materially impacted our annual interest income.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006 and the results of their operations and their cash flows for each of the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Claire’s Stores, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 19, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP

April 19, 2007
Tampa, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Claire’s Stores, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Claire’s Stores, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Claire’s Stores, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, and our report dated April 19, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

April 19, 2007
Tampa, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Feb. 3,	Jan. 28,
	2007	2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$340,877	$431,122
Inventories	121,119	113,405
Prepaid expenses	35,565	17,738
Other current assets	41,081	35,742

Total current assets	538,642	598,007

Property and equipment:
Land and buildings	17,350	18,151
Furniture, fixtures and equipment	283,556	252,346
Leasehold improvements	288,499	238,817

	589,405	509,314
Less accumulated depreciation and amortization	(324,080)	(286,595)

	265,325	222,719

Intangible assets, net	51,582	45,427
Other assets	34,775	25,910
Goodwill	200,942	198,638

	287,299	269,975

Total assets	$1,091,266	$1,090,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$56,323	$50,242
Income taxes payable	35,102	36,708
Accrued expenses and other liabilities	104,026	92,495

Total current liabilities	195,451	179,445

Deferred tax liability	19,424	20,979
Deferred rent expense	26,125	21,959
Other liabilities	2,604	—

	48,153	42,938

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,869,041 shares and 4,895,746 shares, respectively	243	245
Common stock par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 88,202,733 shares and 94,580,977 shares, respectively	4,410	4,729
Additional paid-in capital	75,486	60,631
Accumulated other comprehensive income, net of tax	33,956	21,036
Retained earnings	733,567	781,677

	847,662	868,318

Total liabilities and stockholders’ equity	$1,091,266	$1,090,701

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
	(In thousands, except per share amounts)
Net sales	$1,480,987	$1,369,752	$1,279,407
Cost of sales, occupancy and buying expenses	691,646	625,866	587,687

Gross profit	789,341	743,886	691,720

Other expenses (income):
Selling, general and administrative	482,097	449,555	431,060
Depreciation and amortization	56,771	48,900	44,882
Interest and other income	(18,177)	(14,240)	(5,858)

	520,691	484,215	470,084

Income from continuing operations before income taxes	268,650	259,671	221,636
Income taxes	79,888	87,328	75,377

Income from continuing operations	188,762	172,343	146,259

Discontinued operation (Note 4):
Loss on disposal of Lux Corp., net of income taxes of $0, $0 and $1,865, respectively	—	—	(3,135)

Net loss from discontinued operations	—	—	(3,135)

Net income	188,762	172,343	143,124
Foreign currency translation adjustments	12,920	(7,005)	7,932

Comprehensive income	$201,682	$165,338	$151,056

Net income per share:
Basic:
Income from continuing operations	$1.97	$1.74	$1.48
Loss from discontinued operations	—	—	(0.03)

Net income per share	$1.97	$1.74	$1.45

Diluted:
Income from continuing operations	$1.96	$1.73	$1.47
Loss from discontinued operations	—	—	(0.03)

Net income per share	$1.96	$1.73	$1.44

Basic weighted average number of common shares outstanding	95,959	99,106	98,937

Diluted weighted average number of common and common equivalent shares outstanding	96,231	99,522	99,310

Dividends declared per share:
Common stock	$0.40	$0.65	$0.30

Class A common stock	$0.20	$0.325	$0.15

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Number of		Number of			Accumulated
	shares of Class	Class A	shares of		Additional	other
	A common	common	common	Common	paid-in	comprehensive	Retained
	stock	stock	stock	stock	capital	income, net	earnings	Total
Balance: January 31, 2004	5,222	$261	93,693	$4,685	$49,392	$20,109	$558,003	$632,450
Net income	—	—	—	—	—	—	143,124	143,124
Class A common stock converted to Common stock	(97)	(5)	97	5	—	—	—	—
Stock options exercised, including tax benefit	—	—	68	3	1,085	—	—	1,088
Cash dividends ($0.30 per Common share and $0.15 per Class A common share)	—	—	—	—	—	—	(28,907)	(28,907)
Foreign currency translation adjustment	—	—	—	—	—	7,932	—	7,932

Balance: January 29, 2005	5,125	256	93,858	4,693	50,477	28,041	672,220	755,687
Net income	—	—	—	—	—	—	172,343	172,343
Class A common stock converted to common stock	(229)	(11)	229	11	—	—	—	—
Cash dividends ($0.65 per common share and $0.325 per Class A common share)	—	—	—	—	—	—	(62,886)	(62,886)
Stock options exercised, including tax benefit	—	—	323	17	5,727	—	—	5,744
Acceleration of stock options	—	—	—	—	314	—	—	314
Restricted stock, net of unearned compensation	—	—	171	8	1,122	—	—	1,130
Long-term incentive plan	—	—	—	—	2,991	—	—	2,991
Foreign currency translation adjustment	—	—	—	—	—	(7,005)	—	(7,005)

Balance: January 28, 2006	4,896	245	94,581	4,729	60,631	21,036	781,677	868,318
Net income	—	—	—	—	—	—	188,762	188,762
Class A common stock converted to common stock	(27)	(2)	27	2	—	—	—	—
Cash dividends ($0.40 per common share and $0.20 per Class A common share)	—	—	—	—	—	—	(37,553)	(37,553)
Stock options exercised, including tax benefit	—	—	619	31	12,618	—	—	12,649
Stock repurchased	—	—	(7,097)	(356)	—	—	(199,319)	(199,675)
Restricted stock, net of unearned compensation	—	—	19	1	1,287	—	—	1,288
Long-term incentive plan	—	—	54	3	950	—	—	953
Foreign currency translation adjustment	—	—	—	—	—	12,920	—	12,920

Balance: February 3, 2007	4,869	$243	88,203	$4,410	$75,486	$33,956	$733,567	$847,662

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$188,762	$172,343	$143,124
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations, net of tax benefit	—	—	3,135
Depreciation and amortization	56,771	48,900	44,882
Amortization of intangible assets	1,489	1,232	1,129
Loss on retirement of property and equipment	2,361	3,460	3,253
(Gain) loss on sale of intangible assets	5	—	(170)
Excess tax benefit from stock-based compensation	(3,648)	857	323
Stock compensation expense	7,080	4,121	—
Acceleration of stock options	—	314	—
(Increase) decrease in -
Inventories	(5,105)	(4,995)	(15,959)
Prepaid expenses	(16,441)	8,637	(534)
Other assets	(10,725)	(6,143)	(6,495)
Increase (decrease) in -
Trade accounts payable	3,444	9,747	3,585
Income taxes payable	2,184	5,776	3,657
Accrued expenses and other liabilities	6,853	(309)	11,629
Deferred income taxes	(4,558)	(4,458)	4,502
Deferred rent expense	3,778	2,876	1,030

Net cash provided by operating activities	232,250	242,358	197,091

Cash flows from investing activities:
Acquisition of property and equipment	(95,192)	(73,444)	(63,634)
Proceeds from sale of land and buildings	881	—	—
Acquisition of intangible assets	(4,945)	(8,555)	(5,189)
Purchase of short-term investments	—	(82,334)	(246,234)
Sale of short-term investments	—	216,947	111,621

Net cash provided by (used in) investing activities	(99,256)	52,614	(203,436)

Cash flows from financing activities:
Proceeds from stock options exercised	8,996	4,886	766
Purchase and retirement of common stock	(199,675)	—	—
Excess tax benefit from stock-based compensation	3,648	—	—
Dividends paid	(37,553)	(62,886)	(28,907)

Net cash used in financing activities	(224,584)	(58,000)	(28,141)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,345	3,144	862

Net increase (decrease) in cash and cash equivalents	(90,245)	240,116	(33,624)

Cash and cash equivalents at beginning of period	431,122	191,006	224,630

Cash and cash equivalents at end of period	$340,877	$431,122	$191,006

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers, and young adults. The Company operates stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, (the latter three collectively referred to as “S.A.G.”), France, Ireland, Spain, Portugal, Netherlands, Belgium, and Japan. The stores in Japan are operated through a 50:50 joint venture.
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
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 consisted of 53 weeks and ended on February 3, 2007. Fiscal year 2006 consisted of 52 weeks and ended on January 28, 2006. Fiscal year 2005 consisted of 52 weeks and ended on January 29, 2005.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.
Approximately $14.7 million, $9.6 million, and $3.5 million of interest income for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively, is included in Interest and other income.
Short-term Investments — All short-term investments previously held by the Company were classified as available-for-sale and carried at par plus accrued interest, which approximated fair value. There were no short-term investments held at February 3, 2007 or January 28, 2006. The cost of securities sold is based on the specific identification method.
The Company viewed its portfolio of auction rate securities with maturity beyond 90 days to be available for use in current operations and had accordingly classified such marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America, Spain, Portugal, and S.A.G., while the United Kingdom, Belgium, Netherlands, Ireland, and France use average cost. Approximately 19% and 18% of the Company’s inventory was maintained using the average cost method at February 3, 2007 and January 28, 2006, respectively.
Prepaid Expenses — Prepaid expenses include the following components as of the period indicated (dollars in thousands):

	Feb. 3,	Jan. 28,
	2007	2006
Prepaid rent and occupancy	$30,078	$13,510
Prepaid insurance	3,134	2,714
Other	2,353	1,514

	$35,565	$17,738

Other Current Assets — Other current assets include the following components as of the period indicated (dollars in thousands):

	Feb. 3,	Jan. 28,
	2007	2006
Deferred tax asset	$15,059	$13,071
Credit card and other receivables	10,369	10,325
Trust assets relating to our deferred compensation plan	9,317	7,066
Store supplies	6,166	5,110
Other	170	170

	$41,081	$35,742

Property and Equipment — Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the buildings and the furniture, fixtures, and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.
Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 144, whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. The Company recorded no material impairment charges during the years ended, February 3, 2007, January 28, 2006, or January 29, 2005.
Goodwill — Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing its goodwill effective February 3, 2002. The Company had $200.9 million and $198.6 million of unamortized goodwill at February 3, 2007 and January 28, 2006, respectively. The Company had $18.2 million and $18.1 million of accumulated goodwill amortization at February 3, 2007 and January 28, 2006, respectively.

SFAS 142 requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s statement of operations. The Company performed these impairment tests as of the first day of the fourth quarter of Fiscal 2007, Fiscal 2006, and Fiscal 2005 and determined that no impairment exists.
Other Assets — Other assets primarily include deposits, the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases, and initial direct cost of leases. The prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to seven years. Also included is the Company’s investment in Claire’s Nippon in the amount of $6.0 million and $5.1 million at February 3, 2007 and January 28, 2006, respectively. The net book value of initial direct costs of leases included in other assets approximated $12.3 million and $10.7 million at February 3, 2007 and January 28, 2006, respectively.
Included in Interest and other income is the Company’s share of Claire’s Nippon’s net income approximating $0.9 million, $2.3 million, and $1.7 million for Fiscal 2007, 2006, and 2005, respectively.
Intangible Assets — Prior to Fiscal 2007, the Company concluded that certain intangible assets, comprised primarily of lease rights, qualify as indefinite-life intangible assets under SFAS 142. Fair market value of the lease rights was determined through the use of third-party valuations. In addition, prior to Fiscal 2007, the Company made investments through its International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets which are subject to amortization are amortized on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the market value of its intangible assets periodically and records an impairment charge when the Company believes the carrying amount of the asset is not recoverable. No significant impairment charges were recorded during Fiscal 2007, Fiscal 2006, and Fiscal 2005. The following tables summarize information regarding intangible assets at the respective periods (dollars in thousands):

	Feb. 3, 2007		Jan. 28, 2006
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
Amortizable intangibles	$57,659	$7,176	$51,037	$6,696
Non-amortizable intangibles	1,099	—	1,086	—

	$58,758	$7,176	$52,123	$6,696

During Fiscal 2007, the Company determined that our lease rights in France, which were previously accounted for as indefinite-life intangible assets, would be more appropriately accounted for as either intangible assets with finite lives or as initial direct costs of the related lease. Accordingly, intangible assets with finite lives and initial direct costs of the lease are now amortized to their estimated residual value on a straight-line basis over the term of the lease. The impact of the Company’s decision to change its accounting for lease rights in France did not have a material impact on our financial position, results of operations or cash flows.

			Weighted Average Amortization
			Period for Amortizable
Intangible Asset Acquisitions	Non-Amortizable	Amortizable	Intangible Asset Acquisitions
Fiscal Year Ended

February 3, 2007	$—	$4,945	12.2

January 28, 2006	$—	$8,555	8.9

January 29, 2005	$—	$5,189	9.6
Amortization expense on these intangible assets and initial direct costs is expected to be approximately $1.9 million for each of the next five years. Expected amortization expense for the Company’s foreign entities has been translated to U.S. Dollars at March 30, 2007 exchange rates. The weighted average amortization period of amortizable intangible assets as of February 3, 2007 approximated 11.4 years.
Accrued Expenses and Other Liabilities – Accrued expenses and other liabilities include the following components as of the period indicated (dollars in thousands):

	Feb. 3,	Jan. 28,
	2007	2006
Compensation and benefits	$50,672	$46,152
Sales and local taxes	13,002	13,445
Gift cards and certificates	15,411	12,645
Store rent	6,161	5,410
Other	18,780	14,843

	$104,026	$92,495

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in Accrued expenses and other liabilities.
Cost of Sales — Included within the Company’s Consolidated Statement of Operations line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its four distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $11.3 million, $10.9 million, and $10.7 million in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.
Gift Cards and Gift Certificates — Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in Accrued expenses and other liabilities. Revenue from gift card and gift certificate sales is recognized at the time of redemption. Dormancy fees are charged against the gift card balance if the card remains inactive for a period of two years. Dormancy fees are included in Interest and other income and approximated $0.7 million, $1.2 million, and $0 for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.
Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 4 below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred rent expense and amortized over the remaining lease term as a reduction of rent expense.
Basic and Diluted Shares — Basic net income per share is based on the weighted average number of shares of Class A Common Stock and Common Stock outstanding during the period. Diluted net income per share includes the dilutive effect of stock options, time-vested stock, and shares earned under the Company’s long-term incentive stock plan plus the number of shares included in basic net income per share.
The information required to compute basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
Numerator:
Income from continuing operations	$188,762	$172,343	$146,259

Denominator:
Weighted average number of shares outstanding
Basic	95,959	99,106	98,937
Effect of dilutive stock options	212	370	373
Effect of dilutive time-vested and long-term incentive stock awards	60	46	—

Diluted	96,231	99,522	99,310

Income from continuing operations per share:
Basic	$1.97	$1.74	$1.48
Diluted	$1.96	$1.73	$1.47
All options and other stock awards outstanding during the fiscal years ended February 3, 2007 and January 28, 2006 were included in the calculation of diluted shares. All options outstanding during the fiscal year ended January 29, 2005 were included in the calculation of diluted shares.
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

Derivative Instruments and Hedging Activities — The Company accounts for derivatives and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, (“SFAS No. 133”) which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
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
Foreign currency options maintained at February 3, 2007 and January 28, 2006 were not designated as hedging instruments under SFAS No. 133.
Stock-Based Compensation — The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.
Prior to Fiscal 2007, the Company accounted for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Stock awards which qualified as fixed grants under APB No. 25, such as time-vested stock awards, were accounted for at fair value at date of grant. The compensation expense was recorded over the related vesting period.
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
The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (dollars in thousands, except per share data):

	Fiscal Year Ended
	Jan. 28,	Jan. 29,
	2006	2005
Net income – as reported	$172,343	$143,124
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(6,734)	(1,944)
Stock-based employee compensation expense included in reported net income, net of income tax	2,945	—

Net income – pro forma	$168,554	$141,180

Basic net income per share – as reported	$1.74	$1.45
Basic net income per share – pro forma	$1.70	$1.43
Diluted net income per share – as reported	$1.73	$1.44
Diluted net income per share – pro forma	$1.69	$1.42
The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on January 29, 2006.
Under SFAS No. 123R, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period.

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
Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective with the Company’s fiscal year beginning February 4, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact on its financial position or results of operations.
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
The FASB recently ratified EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and did not have a material impact on the Company’s consolidated financial statements.

As previously discussed, on January 29, 2006 the Company adopted SFAS No. 123R relating to stock-based compensation. See Note 6.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.
2. STATEMENTS OF CASH FLOWS
Payments of income taxes were $83.4 million in Fiscal 2007, $79.1 million in Fiscal 2006, and $67.9 million in Fiscal 2005. Payments of interest were $0.1 million in Fiscal 2007, $0.1 million in Fiscal 2006, and $0.2 million in Fiscal 2005. Interest expense is included in Selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income.
During Fiscal 2007, Fiscal 2006, and Fiscal 2005, property and equipment with an original cost of $28.5 million, $25.5 million, and $32.4 million, respectively, was retired. The loss on retirement approximated $3.1 million, $3.5 million, and $3.3 million for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.
3. CREDIT FACILITIES
The Company entered into a credit facility in March 2004. This credit facility is a revolving line of credit of up to $60.0 million and is secured by inventory in the United States and expires on March 31, 2009. The borrowings under this facility are limited based on certain calculations of availability, primarily on the amount of inventory and cash on hand in the United States. At February 3, 2007, the entire amount of $60.0 million was available for borrowing by the Company, subject to reduction for $4.3 million of outstanding letters of credit. The credit facility is cancelable by the Company without penalty and borrowings would bear interest at a margin of 75 basis points over the London Interbank Borrowing Rate (LIBOR) at February 3, 2007. The credit facility also contains other restrictive covenants which limit, among other things, our ability to make dividend distributions if we are in default or if our excess liquidity is less than $20.0 million during certain periods. Excess liquidity is specifically defined in our debt agreement as the sum of our available credit lines and certain cash and cash equivalent balances.
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $3.0 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 3, 2007, there were no borrowings on these credit facilities.
4. COMMITMENTS AND CONTINGENCIES
Leasing — The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of Net sales. Rental expense for each of the three fiscal years is set forth below (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Minimum store rentals	$178,591	$162,066	$154,994
Store rentals based on Net sales	4,421	4,734	4,700
Other rental expense	12,051	14,141	17,796

Total rental expense from continuing operations	$195,063	$180,941	$177,490

Fiscal 2005 includes $1.5 million of rent expense recorded to account for the cumulative adjustment to record rent expense incurred during the construction period prior to lease commencement.
Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2008	$184,006
2009	168,402
2010	153,464
2011	138,245
2012	122,209
Thereafter	400,016

$1,166,342

Rental commitments for the Company’s foreign entities in the table above have been translated to U.S. Dollars at March 30, 2007 exchange rates.
Certain leases provide for payment of real estate taxes, insurance, and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. In addition, certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes, and the effect on costs from changes in price indexes.
SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by the Company on February 2, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the International division. The Company had retirement obligations of $2.3 million and $1.8 million recorded at February 3, 2007 and January 28, 2006, respectively.
Foreign Currency Options — From time to time, the Company has entered into short-term foreign currency options to hedge exposure to currency fluctuations between the British Pound and the U.S. Dollar. Foreign currency options maintained at February 3, 2007 and January 28, 2006 were not designated as hedging instruments under SFAS No. 133.
The counterparty to the Company’s foreign currency options is a major financial institution. The credit ratings and concentration of risk of the financial institution are monitored on a continuing basis. In the unlikely event that the counterparty fails to meet the terms of a foreign currency contract, the Company’s exposure is limited to the foreign currency rate difference and amounts paid for foreign currency options.
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
The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, earnings or cash flows.

Other
Approximately 66% of the merchandise purchased by the Company was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.
In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. Management estimated that the retirement package would cost the Company approximately $8.7 million, which was recorded in the Company’s Statement of Operations within expenses titled “Selling, general and administrative.” At February 3, 2007, the Company’s estimated remaining liability relating to this package was approximately $3.1 million.
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
Rights to Purchase Series A Junior Participating Preferred Stock — The Company’s Board of Directors adopted a stockholder rights plan (“the Rights Plan”) in May 2003. The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130.00, subject to adjustment, for each outstanding share of Common stock and Class A common stock they own. These rights are only exercisable if a single person or company acquires 15% or more of the outstanding shares of the Company’s common stock. If the Company was acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price. The Company may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on May 30, 2013. The Rights Plan was amended in March 2007 in connection with the merger agreement discussed in Note 12. The amendment provides that neither the execution of the merger agreement nor the consummation of the merger or other transactions contemplated by the merger agreement will trigger the separation or exercise of the shareholder rights plan or any adverse event under the Rights Plan.
Stock Repurchase Program — During November 2005, our Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases were made on the open market or through privately negotiated transactions at prices we considered appropriate, and were funded from our existing cash. During the fiscal year ended February 3, 2007, approximately 7,097,000 shares have been repurchased.

6. STOCK OPTIONS AND STOCK-BASED COMPENSATION
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
The Claire’s Stores, Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in March 2005 and by stockholders in June 2005. Under the 2005 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards, and other stock based awards to purchase up to 2,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options available for grant under the 2005 Plan are exercisable at prices equal to the fair market value of shares at the date of the grant, except that incentive stock options available to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carry an exercise price equal to 110% of the fair market value at the date of the grant. The aggregate number of shares granted to any one person may not exceed 500,000 shares. Each incentive stock option or non-qualified stock option will terminate ten years after the date of grant (or such shorter period as specified in the grant) and may not be exercised thereafter. The terms and conditions related to restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards, and other stock based awards will be determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).
There were 9,192,709 shares of Common stock available for future grants under the 2005 Plan at February 3, 2007 (which includes shares recaptured from the previous plans). There will be no future grants under the 1996 Plan.
Incentive stock options currently outstanding are exercisable at $10.19 at dates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options currently outstanding are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.
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
For the fiscal years ended February 3, 2007 and January 28, 2006, the Company recognized total stock-based compensation cost of $7.1 million and $4.4 million, respectively, and related tax benefits of approximately $2.3 million and $1.5 million, respectively. As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes, net income, and basic and diluted earnings per share for the fiscal year ended February 3, 2007 are not materially different than if the Company had continued to account for the share-based compensation programs under APB 25. For the year ended February 3, 2007, cash flow from operating activities decreased $3.6 million and cash flow from financing activities increased $3.6 million as a result of adoption of SFAS No. 123R and the requirement relating to classification of cash flows of tax benefits from share-based compensation.
The Company issues new shares to satisfy share-based awards and exercise of stock options. During the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, no cash was used to settle equity instruments granted under share-based payment arrangements.
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
On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, other than the expense discussed above relating to the accelerated vesting, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 was approximately $11.5 million, $3.5 million, and $0.9 million, respectively.
A summary of the activity in the Company’s stock option plans is presented below:

	Fiscal Year Ended February 3, 2007
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at beginning of period	1,113,436	$15.33
Options granted	—	—
Options exercised	(619,436)	$14.53
Options canceled	(10,000)	$16.93

Outstanding at end of period	484,000	$16.31	6.02	$8,797,540

Exercisable at end of period	484,000	$16.31	6.02	$8,797,540

	Fiscal Year Ended
	January 28, 2006		January 29, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,511,813	$15.40	1,266,868	$14.23
Options granted	—	—	350,000	$19.01
Options exercised	(323,127)	$15.09	(68,555)	$11.16
Options canceled	(75,250)	$17.30	(36,500)	$15.96

Outstanding at end of period	1,113,436	$15.33	1,511,813	$15.40

Exercisable at end of period	1,108,436	$15.32	428,842	$12.39

Weighted average fair value of options granted during the period		N/A		$10.19
For options granted in Fiscal 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Fiscal
2005
Expected dividend yield	1.30%
Expected stock price volatility	50.00%
Risk-Free interest rate	4.60%
Expected life of options	7 years
There were no options granted in Fiscal 2006 and 2007.
The following table summarizes information about stock options outstanding at February 3, 2007:

	Options Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
	Shares	Life	Exercise
Exercise Prices	Outstanding	(Years)	Price
$10.19	100,000	2.86	$10.19
$13.40	25,000	6.39	$13.40
$16.93	134,000	6.61	$16.93
$18.61	200,000	7.00	$18.61
$22.04	25,000	7.38	$22.04

	484,000	6.02	$16.31

Time-Vested Stock Awards — During the fiscal year ended January 28, 2006, the Company issued approximately 170,000 shares of restricted common stock to non-management directors and executive management. The shares were issued under the 1996 Plan and the 2005 Plan. The recipients are entitled to vote and receive dividends on the shares, which are subject to certain transfer restrictions and forfeiture if a recipient leaves the Company for various reasons, other than disability, death, or certain other events. The weighted average grant date fair value was $22.48 per share. The stock, which had an aggregate fair value at date of grant of approximately $3.8 million, is subject to vesting provisions of one to three years based on continued employment or service to the Company.
During June 2006, the Company issued an additional 18,400 shares of restricted common stock to non-management directors under the 2005 Plan. The weighted average grant date fair value was $24.38 per share. The stock, which had an aggregate fair value at date of grant of approximately $449,000, is subject to vesting provisions of one year based on continued service to the Company. There were no other grants of restricted stock during the fiscal year ended February 3, 2007.
Compensation expense relating to all outstanding time-vested shares recorded during the fiscal years ended February 3, 2007 and January 28, 2006 was approximately $1.3 million and $1.1 million, respectively. At February 3, 2007, unearned compensation related to these shares was $1.9 million. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years. At the date of vesting, the total fair value of time-vested shares which vested during the fiscal year ended February 3, 2007 approximated $3.0 million.
A summary of the activity during the fiscal year ended February 3, 2007 in the Company’s time-vested stock is presented below:

		Weighted-Average
Time-Vested Shares	Shares	Grant Date Fair Value
Nonvested at beginning of period	169,933	$22.48

Granted	18,400	$24.38
Vested	(94,933)	$22.70
Forfeited	—	—

Nonvested at end of period	93,400	$22.64

Long-Term Incentive Stock Plans — In Fiscal 2006, the Compensation Committee began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock will be awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2006 were made under the 1996 Plan. During the fiscal years ended February 3, 2007 and January 28, 2006, compensation expense and additional paid-in capital of approximately $1.0 million and $3.0 million, respectively, was recorded in conjunction with the LTIP. Compensation expense during the fiscal year ended February 3, 2007 was based on the fair value of the common stock at date of grant in Fiscal 2006. Compensation expense for the fiscal year ended January 28, 2006 was based on the fair value of the common stock on January 28, 2006. Shares awarded under the LTIP vest over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 54,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. These shares were issued during May 2006. During Fiscal 2007, officers and employees earned approximately 40,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2007. A maximum of approximately 318,500 additional shares may be issued under the LTIP for Fiscal 2006 grants.
During April 2006, the Compensation Committee approved the Fiscal 2007 Long-Term Incentive Program (“Fiscal 2007 LTIP”). Under the Fiscal 2007 LTIP, Performance Units will be issued to certain officers and employees upon the Company’s achievement during the fiscal year ended February 3, 2007 of specific measurable performance criteria determined by the Compensation Committee, as may be adjusted by the Compensation Committee. An aggregate maximum of approximately 1,035,000 Performance Units may be earned under the Fiscal 2007 LTIP. The Performance Units will be paid in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vest over a three year period at the rate of 25%, 25%, and 50% during the years ended February 3, 2007, February 2, 2008, and January 31, 2009, respectively. The Fiscal 2007 LTIP is accounted for as a liability under SFAS 123R. During the fiscal year ended February 3, 2007, the Company recorded compensation expense of approximately $4.8 million in conjunction with the Fiscal 2007 LTIP. The compensation expense was based on the common stock closing price on February 3, 2007 of $34.49. At February 3, 2007, an aggregate liability of $4.8 million is included in accrued expenses and other liabilities relating to the Fiscal 2007 LTIP. During Fiscal 2007, officers and employees earned approximately 65,000 Performance Units through achievement of performance targets for Fiscal 2007.
During December 2006, the Compensation Committee modified the vesting and performance conditions of awards previously granted under the LTIP and the performance conditions of awards previously granted under the Fiscal 2007 LTIP. These modifications, which affected all of the approximately 110 employees in the LTIP and all of the approximately 135 employees in the Fiscal 2007 LTIP, provide for the accelerating of vesting and specify an achieved performance level for future periods in the event of a change in control of the Company. No incremental compensation expense relating to the modifications was recorded during the year ended February 3, 2007.
7. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $0.50, up to 2% of the employee’s salary. In Fiscal 2007, Fiscal 2006, and Fiscal 2005, the cost of Company matching contributions was $1,027,000, $716,000, and $509,000, respectively.
Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan, which was amended and restated, effective as of February 4, 2005, that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan totaled $9.3 million and $7.1 million at February 3, 2007 and January 28, 2006, respectively, and are included in Other current assets in the Company’s Consolidated Balance Sheets. The obligations under the plan are included in Accrued expenses and other liabilities. Total Company contributions were $460,000, $408,000, and $313,000 in Fiscal 2007, 2006, and 2005, respectively.
8. INCOME TAXES
Income before income taxes from continuing operations is as follows (in thousands):

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
Domestic	$198,603	$186,904	$155,497
Foreign	70,047	72,767	66,139

	$268,650	$259,671	$221,636

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
Federal:
Current	$64,044	$71,693	$55,299
Deferred	(3,169)	(3,315)	3,557

	60,875	68,378	58,856

State:
Current	5,978	6,028	4,679
Deferred	(508)	(343)	369

	5,470	5,685	5,048

Foreign:
Current	14,333	14,247	10,836
Deferred	(790)	(982)	637

	13,543	13,265	11,473

Total income tax expense from continuing operations	79,888	87,328	75,377
Tax benefit of discontinued operations	—	—	(1,865)

Total income tax expense	$79,888	$87,328	$73,512

The tax effects on the significant components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Feb. 3,	Jan. 28,
	2007	2006
Deferred tax assets:
Accrued expenses	$5,947	$5,050
Deferred rent	4,901	4,408
Depreciation	1,153	—
Discontinued operations	—	224
Compensation & benefits	7,903	5,575
Inventory	1,201	1,714
Gift cards	1,529	1,089
Net operating loss carry forwards	7,029	8,418
Other	944	840

Total gross deferred tax assets	30,607	27,318

Valuation allowance	(5,607)	(8,305)

Total deferred tax assets, net	25,000	19,013

Deferred tax liabilities:
Depreciation	—	3,230
Operating leases	—	230
Intangible asset amortization	26,694	22,151
Other	1,245	809

Total deferred tax liabilities	27,939	26,420

Net deferred tax liability	$(2,939)	$(7,407)

The provision for income taxes from continuing operations differs from an amount computed at the statutory federal rate as follows:

	Fiscal Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2007	2006	2005
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign income tax benefit at less than U.S. rate	(6.8)	(6.4)	(6.0)
State and local income taxes, net of federal tax benefit	1.7	1.4	1.7
American Jobs Creation Act repatriation	—	2.2	—
Change in accrual for estimated tax contingencies	(3.0)	2.3	1.9
Other, net	2.8	(0.9)	1.4

	29.7%	33.6%	34.0%

Our effective income tax rate for Fiscal 2007 reflects net benefits of approximately $5.3 million related to the settlement of certain multi-year foreign and domestic income tax audits. During the fourth quarter of Fiscal 2007, the Internal Revenue Service completed its audit of the Company’s consolidated federal income tax returns through Fiscal 2006.
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
As of February 3, 2007, there are accumulated unremitted earnings from the Company’s foreign subsidiaries of approximately $281 million for which deferred taxes have not been provided as the undistributed earnings of the foreign subsidiaries are considered indefinitely reinvested. Based on the current U.S. and foreign subsidiaries’ income tax rates, it is estimated that U.S. taxes, net of foreign tax credits, of approximately $78.9 million would be due upon repatriation.
As of February 3, 2007 and January 28, 2006, net current deferred income tax assets of $15.1 million and $13.1 million, respectively, are classified as Other current assets in the accompanying Consolidated Balance Sheet. There were no net current deferred income tax liabilities as of February 3, 2007 and January 28, 2006.
As of February 3, 2007, the Company had available net operating loss (“NOL”) carry forwards of approximately $7.0 million for foreign and state income tax purposes. The foreign NOL carry forwards of approximately $18.2 million ($6.2 million after-tax) have an indefinite expiration. The state NOL carry forwards of approximately $14.6 million ($0.8 million after-tax) are subject to various expiration dates pursuant to the applicable statutes of the respective taxing jurisdictions. The valuation at February 3, 2007, primarily applies to the foreign and state NOL carry forwards that, in the opinion of management, are more likely than not to expire unutilized. However, to the extent that tax benefits related to these NOL carry forwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense in the period of adjustment. During Fiscal 2007, the Company reduced valuation allowances for foreign and state NOL carryforwards based on its assessment of the related deferred tax asset. The net change in the total valuation allowance for Fiscal 2007 and 2006 was a decrease of $2.7 million and an increase of $2.4 million, respectively.
Accumulated other comprehensive income at February 3, 2007 and January 28, 2006 includes $5.6 million and $4.4 million, respectively, resulting in an increase of $1.2 million related to the income tax effect of unrealized gains on foreign currency translation within the Company’s foreign subsidiaries.
Taxes impacted stockholders’ equity with credits of $3.6 million, $0.9 million, and $0.3 million for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively, relating to tax benefits from the exercise of stock options.
9. RELATED PARTY TRANSACTIONS
The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Our two Co-Chairmen, as well as a sister of the Company’s Co-Chairmen, each have an approximately 32% ownership interest in the general partnership, and our Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During Fiscal 2007, 2006, and 2005, the Company paid Rowland Schaefer & Associates, Inc. approximately $964,000, $1,217,000, and $1,079,000, respectively, for rent, real estate taxes, and operating expenses as required under the lease. After obtaining approval of the Company’s Corporate Governance/Nominating Committee, the Company executed a new lease in January 2004 which expires on December 31, 2013.
The Company leases retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by the Company’s two Co-Chairmen and a sister of the Company’s Co-Chairmen. During Fiscal 2007, 2006, and 2005, the Company paid approximately $474,000, $460,000, and $293,000, respectively, for rent to 720 Lexington Realty LLC. During Fiscal 2005, the terms under the lease with 720 Lexington Realty LLC were the same terms as were in effect since September 1994 when the Company leased the retail space from an unaffiliated third party prior to the purchase by 720 Lexington Realty LLC. The lease expired on January 31, 2005 and the Company’s Corporate Governance/Nominating Committee approved the terms of a new lease in January 2005. The new lease terms provide for a five-year term with a five year renewal option, and annual rental payments of $460,000 (exclusive of real estate taxes and other operating expenses to be paid by the Company under the lease). As a result of the sale of the building in February 2007 by 720 Lexington Realty LLC to an unrelated third party, the lease was assigned to the new owner, and lease payments subsequent to the closing date are now made to the new owner.
Management believes that these lease arrangements are on no less favorable terms than the Company could obtain from unaffiliated third parties.
10. SELECTED QUARTERLY FINANCIAL DATA
     (Unaudited)

	Fiscal Year Ended February 3, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(In thousands, except per share amounts)
Net sales	$311,927	$349,160	$347,593	$472,307	$1,480,987
Gross profit	164,753	181,281	182,106	261,201	789,341
Net income	29,701	35,962	36,627	86,472	188,762

Basic net income per share
Net income	$0.30	$0.37	$0.39	$0.93	$1.97

Diluted net income per share
Net income	$0.30	$0.37	$0.39	$0.93	$1.96

	Fiscal Year Ended January 28, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
	(In thousands, except per share amounts)
Net sales	$302,708	$325,042	$327,259	$414,743	$1,369,752
Gross profit	164,013	173,194	175,718	230,961	743,886
Net income	29,702	35,458	38,127	69,056	172,343

Basic net income per share
Net income	$0.30	$0.36	$0.38	$0.70	$1.74

Diluted net income per share
Net income	$0.30	$0.36	$0.38	$0.69	$1.73

11. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and International. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within “Interest and other income” within our International division in our Consolidated Statements of Operations and Comprehensive Income. The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Interest and other income” in the Company’s Consolidated Statements of Operations and Comprehensive Income within the Company’s North American division. Substantially all of the stock compensation expense is recorded in the Company’s North American division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Net sales:
North America	$1,024,009	$964,008	$906,071
International	456,978	405,744	373,336

Total Net sales	$1,480,987	$1,369,752	$1,279,407

Operating income:
North America	$233,540	$226,269	$195,518
International	73,704	68,062	65,142

Total operating income	$307,244	$294,331	$260,660

Depreciation and amortization:
North America	$37,252	$32,383	$29,046
International	19,519	16,517	15,836

Total depreciation and amortization	$56,771	$48,900	$44,882

Interest and other income:
North America	$(14,291)	$(10,669)	$(3,851)
International	(3,886)	(3,571)	(2,007)

Total interest and other income	$(18,177)	$(14,240)	$(5,858)

Income from continuing operations before income taxes:
North America	$210,578	$204,554	$170,323
International	58,072	55,117	51,313

Total income from continuing operations before income taxes	$268,650	$259,671	$221,636

Income taxes:
North America	$70,207	$81,794	$68,484
International	9,681	5,534	6,893

Total income taxes	$79,888	$87,328	$75,377

Income from continuing operations:
North America	$140,372	$122,760	$101,839
International	48,390	49,583	44,420

Total income from continuing operations	$188,762	$172,343	$146,259

Goodwill:
North America	$170,650	$170,650	$170,650
International	30,292	27,988	30,417

Total goodwill	$200,942	$198,638	$201,067

Long lived assets:
North America	$181,756	$159,361	$145,418
International	83,569	63,358	59,108

Total long lived assets	$265,325	$222,719	$204,526

Total assets:
North America	$746,805	$822,687	$668,772
International	344,461	268,014	297,357

Total assets	$1,091,266	$1,090,701	$966,129

Capital Expenditures
North America	$62,557	$46,895	$46,930
International	32,635	26,549	16,704

Total capital expenditures	$95,192	$73,444	$63,634

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America. Operating income represents Gross profit less Selling, general and administrative costs.
Approximately 18.0%, 19.0%, and 19.0% of the Company’s Net sales were in the United Kingdom for Fiscal Years 2007, 2006, and 2005, respectively, and approximately 14.0%, 13.0%, and 14.0% of the Company’s property and equipment, net, were located in the United Kingdom at February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Approximately 6.0%, 7.0%, and 7.0% of the Company’s Net sales were in France for Fiscal years 2007, 2006, and 2005, respectively, and approximately 10.0%, 11.0%, and 13.0% of the Company’s property and equipment, net, were located in France at February 3, 2007, January 28, 2006, and January 29, 2005, respectively.
12. SUBSEQUENT EVENT
On March 20, 2007, the Company entered into a definitive agreement to be acquired by a private equity firm. Completion of the acquisition is subject to customary closing conditions including, but not limited to, approval by the Company’s shareholders.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
If required to be distributed by law, the information called for by Items 10, 11, 12, 13, and 14 will be contained in our Annual Report to Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year covered by this report.
PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
1.	Financial Statements
2.	Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.
3.	Exhibits

(2	)(a)
Agreement and Plan of Merger dated March 20, 2007 between Bauble Holdings, Corp., a Delaware corporation, Bauble Acquisition Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of Parent and Claire’s Stores, Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 22, 2007).

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

(3	)(c)	Amended and Restated Bylaws of Claire’s Stores, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 6, 2006).

(4	)(a)
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

(4	)(b)
First Amendment to Rights Agreement dated as of March 20, 2007 to the Rights Agreement, dated May 30, 2003 by and between Claire’s Stores, Inc. and American Stock Transfer and Trust Company, as successor to Wachovia Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 22, 2006).

(4	)(c)
Shareholder Agreement dated as of March 20, 2007, among Bauble Holdings, Corp., a Delaware corporation, Bauble Acquisition Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of Parent, and each of the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 22, 2007).

(10	)(a)
Amended and Restated 1996 Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005 relating to the 2003 Annual Meeting of Stockholders).

(10	)(b)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10	)(c)	2005 Management Deferred Compensation Plan effective as of February 4, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005).

(10	)(d)
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

(10	)(g)	2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10 (c) to the Company’s Annual Report on Form 10-K filed on April 13, 2005).

(10	)(h)
Amended and Restated Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Bonnie Schaefer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(10	)(i)
Amended and Restated Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Marla Schaefer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(10	)(j)
Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Ira Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(21)		Subsidiaries of the Company.(1)

(23)		Consent of KPMG LLP.(1)

(24)		Power of Attorney (included on signature page).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(a), (10)(b), (10)(c), (10)(e), (10)(g), (10)(h), (10)(i) and (10)(j).

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

CLAIRE’S STORES, INC.
April 19, 2007	By:	/s/ Marla L. Schaefer
Marla L. Schaefer, Co-Chief Executive Officer

April 19, 2007	By:	/s/ E. Bonnie Schaefer
E. Bonnie Schaefer, Co-Chief Executive Officer

April 19, 2007	By:	/s/ Ira D. Kaplan
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

April 19, 2007	/s/ Marla L. Schaefer

Marla L. Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 19, 2007	/s/ E. Bonnie Schaefer

E. Bonnie Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

April 19, 2007	/s/ Ira D. Kaplan

Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

April 19, 2007	/s/ Martha Clark Goss

Martha Clark Goss, Director

April 19, 2007	/s/ Ann Spector Lieff

Ann Spector Lieff, Director

April 19, 2007	/s/ Bruce G. Miller

Bruce G. Miller, Director

April 19, 2007	/s/ Steven H. Tishman

Steven H. Tishman, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.