Form 10-K/A
period 2007-02-03
CLAIRES STORES INC
filed 2007-05-29
CIK 34115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 1-8899
Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 433-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.05 par value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, originally filed on April 19, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended February 3, 2007 (“Fiscal 2007”). We held a special meeting of our shareholders on Thursday, May 24, 2007 at which our shareholders approved the Agreement and Plan of Merger, dated March 20, 2007, by and among us, Bauble Holdings Corp., a Delaware corporation and Bauble Acquisition Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Bauble Holdings Corp. Following the completion of the merger and requisite filings contemplated in the Agreement and Plan of Merger, we will no longer be a public company.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Item		Page No.
PART III		1

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships, Related Transactions and Director Independence	32
Item 14.	Principal Accounting Fees and Services	33

PART IV		34

Item 15.	Exhibits, Financial Statement Schedules	34
Signatures		37
Ex-31.1 Section 302 Certification of Co-CEO
Ex-31.2 Section 302 Certification of Co-CEO
Ex-31.3 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of Co-CEO
Ex-32.2 Section 906 Certification of Co-CEO
Ex-32.3 Section 906 Certification of CFO

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
          Directors
     Our articles of incorporation and bylaws provide that the number of directors that we will have will be at least three, but no more than nine, unless changed by amendment to the articles of incorporation and bylaws, with the exact number to be set by the directors. The following table sets forth the names, ages and positions of our current directors. Each of these directors serves until the election and qualification of such individual’s successor or until his or her death, resignation or removal by the board of directors.

			Director of
			the Company
Name	Age	Position	since
E. Bonnie Schaefer	54	Co-Chairman of the Board and Co-Chief Executive Officer	1998
Marla L. Schaefer	58	Co-Chairman of the Board, Co-Chief Executive Officer and Secretary	1990
Ira D. Kaplan	48	Senior Vice President and Chief Financial Officer	1999
Bruce G. Miller	65	Director	1983
Steven H. Tishman	50	Director	1998
Ann Spector Lieff	55	Director	2003
Martha Clark Goss	57	Director	2005
     E. Bonnie Schaefer has been Co-Chairman of our board and our Co-Chief Executive Officer since November 20, 2003. From November 2002 to November 2003, during Mr. Rowland Schaefer’s medical leave of absence, Ms. Schaefer, together with Marla Schaefer, assumed the responsibilities of Mr. Schaefer by becoming Acting Co-Chairman and Co-Chief Executive Officer. Ms. Schaefer also served as Executive Vice President — Real Estate of Claire’s Boutique’s since 1997 and Vice President — Real Estate of Claire’s Boutiques from 1994 to 1997. Ms. Schaefer is the daughter of our founder, Rowland Schaefer and the sister of Marla L. Schaefer.
     Marla L. Schaefer has been Co-Chairman of our board and our Co-Chief Executive Officer since November 20, 2003 and our Secretary since April 2002, and served as our Vice Chairman of the board of directors from March 1998 to January 1999. From November 2002 to November 2003, during Mr. Rowland Schaefer’s medical leave of absence, Ms. Schaefer, together with E. Bonnie Schaefer, assumed the responsibilities of Mr. Schaefer by becoming Acting Co-Chairman and Co-Chief Executive Officer. Ms. Schaefer also served as Senior Vice President of Claire’s Boutiques since April 1998 and Vice President of Fashion Merchandising of Claire’s Boutiques from April 1990 until April 1998. Ms. Schaefer is the daughter of our founder, Rowland Schaefer and the sister of E. Bonnie Schaefer.
     Ira D. Kaplan has served as a director since 1999 and has been our Chief Financial Officer since September 1990 and our Senior Vice President since April 1997.
     Bruce G. Miller has served as one of our directors since 1983. Mr. Miller has served as a Managing Director, Financial Institutions Group, of Ryan, Beck, Inc. since July 1992.

     Steven H. Tishman has served as one of our directors since 1998. Mr. Tishman has served as a Managing Director of Rothschild Inc. since October 2002. Previously, he served as Managing Director of Robertson Stephens, Inc. from November 1999 until July 2002, and Senior Managing Director of Bear, Stearns & Co. Inc. from July 1993 until November 1999. Mr. Tishman is also a director of Cedar Fair, L.P. and Odimo, Inc.
     Ann Spector Lieff has served as one of our directors since 2003. Ms. Lieff is founder and President since 1998 of The Lieff Company, a consulting group, specializing in CEO mentoring, leadership development, corporate strategies to assist and expand organizations in the management of their business practices, and advisory services to corporate boards. Previously, Ms. Lieff served as Chief Executive Officer of SPEC’s Music from 1980 until 1998. Ms. Lieff also serves as a director of Herzfeld Caribbean Basin Fund, Hastings Entertainment, Inc. and Birks & Mayor’s, Inc.
     Martha Clark Goss has served as one of our directors since 2005. Ms. Goss has served as Chief Operating and Financial Officer since 2003 of Amwell Holdings, LLC/Hopewell Holdings LLC, a holding company for a healthcare reinsurance company start-up; and as a consultant at Resources Connection from 2002 to 2005, a financial and consulting company. Previously, Ms. Goss served as Chief Financial Officer from 1999 until 2001 at The Capital Markets Company (CAPCO), a provider of e-based solutions to the global financial services and capital markets industry; Chief Financial Officer of Booz-Allen & Hamilton Inc. from 1995 to 1999, a management consulting firm; Senior Vice President — Enterprise Integrated Risk Management and Control of The Prudential Insurance Company of America from 1994 until 1995 and various other positions with Prudential from 1981 through 1995. Ms. Goss also serves as a director of Ocwen Financial Corporation.
     Executive officers
     The following table sets forth the names, ages and positions of our current executive officers. The executive officers listed in the table below are collectively referred to as “named executive officers.” Each of these named executive officers serves until the election and qualification of such individual’s successor or until his or her death, resignation or removal by the board of directors.

Name	Age	Position
E. Bonnie Schaefer	54	Co-Chairman of the Board and Co-Chief Executive Officer
Marla L. Schaefer	58	Co-Chairman of the Board, Co-Chief Executive Officer and Secretary
Ira D. Kaplan	48	Senior Vice President and Chief Financial Officer
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, collectively referred to as the reporting persons, to file reports of initial beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the New York Stock Exchange. These reporting persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such reports that they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during and with respect to Fiscal 2007, all reporting persons have timely complied with all filing requirements applicable to them.

Codes of Conduct
     We maintain a Code of Business Conduct and Ethics that is applicable to all employees and directors. Additionally, we maintain a Code of Ethics that is applicable to our Co-Chief Executive Officers and senior financial officers. These codes of conduct require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. Each of these codes of conduct is publicly available on our website at www.clairestores.com. We intend to post on our website amendments to, and waivers for our directors and executive officers from, each of these codes of conduct. Violations under either code of conduct must be reported to the Audit Committee. Each of these codes of conduct may also be requested in print by writing to the Director of Investor Relations at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118.
Membership and Meetings of the Board of Directors and its Committees
     Our business is managed under the direction of the board of directors. The board meets during our fiscal year to review significant developments affecting us and to act on matters requiring board approval.
     Current committee membership and each committee during Fiscal 2007 are shown in the table below.

Corporate
Governance and
Name	Board	Audit	Compensation	Nominating
Marla L. Schaefer	Co-Chair
E. Bonnie Schaefer	Co-Chair
Ira D. Kaplan	Member
Bruce G. Miller	Member	Chair	Member	Member
Steven H. Tishman	Member	Member		Member
Ann Spector Lieff	Member		Member	Chair
Martha Clark Goss	Member	Member	Chair	Member
Committees of the Board of Directors
     We currently have three standing committees: the audit committee, the compensation committee and the corporate governance and nominating committee.
     Audit Committee. The members of our audit committee are, and will continue to be, independent under the listing standards of the New York Stock Exchange. The board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the NYSE and the rules of the Securities and Exchange Commission such that each member is an “audit committee financial expert”. The audit committee operates under a written charter, a copy of which is available on our website at www.clairestores.com. The charter is available in print to any shareholder who requests it in writing from our Director of Investor Relations at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118. The audit committee represents the board in its relations with our independent registered public accounting firm and oversees the financial reporting and disclosures prepared by our management. The audit committee’s functions include meeting with our management and our independent registered public accounting firm, reviewing and discussing our audited and unaudited financial statements with our management, reviewing with our independent registered public accounting firm the plan and results of their audit of our financial statements, determining the independent registered public accounting firm and discussing with management and the independent registered public accounting firm the quality and adequacy of our internal controls. The audit committee meets independently with our independent registered public accounting firm and has the sole authority to retain and dismiss our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee.
     Compensation Committee. The members of our compensation committee are, and will continue to be, independent under the listing standards of the NYSE. The compensation committee is responsible for approving compensation and bonuses for our co-chief executive officers and, based upon input from our co-chief executive officers, approving compensation and bonuses for our other named executive officer, for administering our 1996 Stock Option Plan and our 2005 Incentive Compensation Plan. The compensation committee operates under a written charter, a copy of which is available on our website at www.clairestores.com. The charter is available in print to any shareholder who requests it in writing from our Director of Investor Relations at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118.
     Corporate Governance and Nominating Committee. The members of our corporate governance and nominating committee are, and will continue to be, independent as defined under the listing standards of the NYSE. The functions of the corporate governance and nominating committee include:
•	identifying individuals qualified to become board members and review and make recommendations to the full board whether members should stand for re-election at the next annual meeting of shareholders;

•	reviewing and approving all related party transactions within the meaning of Item 404 of Regulation S-K of the Securities Act;

•	overseeing management continuity planning processes; and

•	developing and recommending to our board of directors a set of corporate governance principles applicable to us and our business, including development of corporate governance guidelines, guidelines for periodic evaluation of the board, its committees and individual directors, and procedures for submission of director candidates by our shareholders.
     Our corporate governance guidelines are available on our website at www.clairestores.com, and are also available in print to any shareholder who requests them in writing from our Director of Investor Relations at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118.
     The corporate governance and nominating committee identifies individuals qualified to become members of the board when any vacancy occurs on the board by reason of disqualification, resignation, retirement, death or an increase in the size of the board, and selects or recommends that the board select director nominees for each annual meeting of shareholders and director nominees to fill vacancies on the board that may occur between annual meetings of shareholders.
     The corporate governance and nominating committee operates under a written charter, a copy of which is available on our website at www.clairestores.com. The charter is available in print to any shareholder who requests it in writing from our Director of Investor Relations at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118.
Chairman Emeritus
     Rowland Schaefer has been our Chairman Emeritus of the board since his retirement in November 2003. He served as our Chairman of the board, President and Chief Executive Officer since our inception in 1961. Mr. Schaefer is the father of E. Bonnie Schaefer and Marla L. Schaefer. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Corporate Governance
     Our business and affairs are managed under the direction of our board of directors, except with respect to those matters reserved for our shareholders. Our board of directors establishes our overall corporate governance policies, reviews the performance of our senior management in executing our business strategy and managing our day-to-day operations and acts as an advisor to our senior management. Our board’s mission is to further the long-term interests of our shareholders. Members of the board of directors are kept informed of our business through discussions with our management, primarily at meetings of the board of directors and its committees, and through reports and analyses presented to them. The board and each of its committees — audit, compensation, corporate governance and nominating — also have the authority to retain, at our expense, outside counsel, consultants or other advisors in the performance of their duties.
Communications Between Shareholders and the Board
     The board of directors has designated Mr. Bruce Miller as the “presiding director” as that term is defined in Section 303A.03 of the NYSE Manual. Shareholders or other interested parties wishing to communicate with our board of directors should submit any communications in writing to the presiding director at Claire’s Stores, Inc., 350 Fifth Avenue, New York, New York 10118. The presiding director will determine whether to relay the communication to the full board or to any individual director or directors to whom the communication is directed.
Executive Sessions
     To ensure free and open discussion and communication among the non-management directors of the board, the non-management directors meet in executive sessions periodically, with no members of management present. Our independent directors met in executive session before, during or after each of our four regularly scheduled quarterly board meetings in Fiscal 2007, and at various other times during Fiscal 2007. At every meeting of independent directors, the presiding director leads the meeting.
Director Independence
     The board of directors has analyzed the independence of each director and nominee and has determined that the following directors are independent under the New York Stock Exchange rules and have no material relationships with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us): Messrs. Tishman and Miller, Ms. Lieff and Ms. Goss. In particular, the board has determined that none of these directors have relationships that would cause them not to be independent under the specific criteria of Section 303A.02 of the New York Stock Exchange (NYSE) Listed Company Manual.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     The compensation committee of our board of directors (the “Committee”) determines the compensation for our named executive officers and oversees the administration of our executive compensation programs. The Committee is composed entirely of independent directors and is advised, as necessary, by one or more independent consultants retained by the Committee.
          Executive Compensation Philosophy
     The Committee has designed our executive compensation programs with the following guiding principles in mind:
     Quality of Personnel — We are committed to employing the highest quality executive team in the specialty retail industry. In a challenging business environment, we believe that having highly qualified executive officers is critical for all our constituencies — our customers, employees, and shareholders. We expect our executive officers to be of the highest caliber in terms of business acumen and integrity.
     Competitiveness — Our objective is to analyze and understand market forces and practices regarding compensation for executives at similarly situated companies. Our strategy is to establish compensation programs and levels in relation to the external market that best support our corporate strategy.
     Alignment of Interests — Our compensation plans for named executive officers are designed to have strong links to performance achievements, both in terms of operational and financial results as well as in optimizing shareholder value. We evaluate the relationship between compensation cost, shareholder value and company performance on a regular basis. At-risk elements such as cash incentives and stock-based compensation comprise a significant portion of our overall executive remuneration. For incentive plans, we establish performance goals along a wide range of potential performance results so that the level of compensation received appropriately corresponds to the level of performance achieved.
     Responsiveness to Circumstances and Understood by Named Executive Officers — We seek to understand the needs and objectives of our named executive officers, and to the degree feasible, reflect those needs and objectives in the programs developed. Additionally, we strive to ensure that our named executive officers understand each element and the overall compensation program so that they fully appreciate the value being delivered.
     Compliance with Regulatory Guidelines and Sensible Standards of Corporate Governance — We develop our plans in recognition of, and in compliance with, all applicable rules, statutes, regulations and guidelines. Additionally, we monitor our programs on an ongoing basis to ensure they remain in compliance. Program designs reflect relevant considerations in the areas of accounting cost, tax impact, cash flow constraints and other relevant matters. Lastly, we strive to ensure that all programs are appropriate in light of reasonable and sensible standards of good corporate governance.
          Executive Compensation Administration
     The Committee continually reviews executive compensation to ensure that it reflects our compensation philosophy. In Fiscal 2007, the Committee commissioned three independent compensation consulting firms, Watson Wyatt, AON Consulting and Hewitt Associates, to assist it in a thorough review of our compensation practices. During Fiscal 2007, the Committee met several times, and received various comprehensive reports from each of the independent compensation consulting firms. The first report contained a summary by AON of peer group comparisons (including both mall-based and non-mall based retailers) of executive compensation information. The peer group lists were determined based upon a review of the market capitalization, employee workforce size and revenues, with a particular focus on those companies that have both domestic and international operations. Based on this summary, the Committee agreed upon a list of 16 companies which they believe to be the most comparable to us and therefore helpful in setting market-competitive compensation packages for our management team. The companies included in the peer group were Abercrombie & Fitch, Co., Aeropostale, Inc., American Eagle Outfitters, Inc., bebe stores, Inc., Chico’s FAS, Inc., Dollar Tree Stores, Inc., Foot Locker, Inc., GameStop Corp., Hot Topic, Inc., Pacific Sunwear of California, Inc., Payless ShoeSource, Inc., Quiksilver, Inc., The Talbots, Inc., The Timberland Company, Too, Inc., and Urban Outfitters, Inc.
     The second report, compiled by Watson Wyatt, provided a summary of the current market trends and practices in executive compensation, including Watson Wyatt’s thoughts on best practice trends. The third report, compiled by Hewitt, provided an overview of the compensation arrangements of the CEOs and CFOs of the 16 comparable companies (previously selected by the Committee as discussed above), as well as Hewitt’s recommendations for the base salary, target bonuses and performance share awards for our Co-Chief Executive Officers. The Committee received an additional report from Hewitt, merely revising the third report slightly to take into account greater than median percentile data.

     Based upon the information contained in these reports, and its assessment of the performance of our named executive officers, the Committee made adjustments to the compensation packages of each of the named executive officers (as described in more detail below).
     The Committee makes compensation decisions around program design and pay adjustments in the context of our compensation philosophy, market practices and total compensation objectives. The Committee ordinarily positions compensation opportunities at a strategically determined percentile of the market as a means to attract and retain the level of executive talent necessary to deliver sustained performance. Market positioning for individual elements of compensation and benefits, as well as the relationships among elements, are discussed below. Our compensation programs include significant variable components. For example, our annual bonus program for named executive officers is based on the achievement of predetermined target levels of our income from operations and our equity compensation program is based upon predetermined performance levels in growth of EBITDA and same store sales. Actual compensation realized, therefore, may be more or less than the targeted compensation opportunity in any given year. For Fiscal 2007, the total direct compensation opportunity for the named executive officers, including salary, target annual bonus and the estimated fair value of equity-based grants was positioned at approximately the median of the market references developed for our CEOs and higher than the median of the market references developed for our CFO as he had been in his position for a longer period of time.
     Although it has no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, the Committee reviews pay mix for named executive officers as compared to typical market practice. Our annual bonus program serves as a method for properly incentivizing and rewarding our named executive officers for the achievement of desired performance levels. Our long-term compensation program serves as both a retention tool as well as a financial incentive, helping to increase the likelihood that top performers will remain with us long-term and be appropriately rewarded for enhancing long-term shareholder value. The long-term compensation program also serves to align the interests of our named executive officers with those of our shareholders.
     The Committee has considered a number of factors in making decisions on the structure of the programs and individual compensation awards and payments. The primary factors include the analysis and market data provided by the three independent compensation consulting firms as discussed above and the Committee’s guiding principles for program design and operation.
     The Committee establishes and approves all elements of compensation for the Co-Chief Executive Officers after careful consideration of all factors it deems appropriate. The Co-Chief Executive Officers make recommendations on compensation actions for our other named executive officer based on market data from the independent compensation consulting firms and according to the same philosophy and objectives the Committee has adopted (and after the other named executive officer has had an opportunity to review the data provided by the independent compensation consulting firms and to provide the Co-Chief Executive Officers with his input). The Co-Chief Executive Officers’ recommendations are then considered for approval by the Committee, and in some cases are modified by the Committee during the course of its deliberations.
          Elements of our Compensation Program
     Each of the named executive officers is a party to an employment agreement with us, which set forth the base salary for the respective named executive officer, subject to adjustment by the Committee and the board. The agreements stipulated an annual base salary with merit increases and bonuses as determined by the Committee. The initial base salary under each of these employment agreements was based upon determinations representing a combination of a) salaries paid to comparable executives at the peer companies discussed above, b) the ability of the executive to obtain employment with our competitors, c) individual negotiations between us and the executive and d) appropriate adjustments made to take into account our growth and the need to conserve cash flows where appropriate.
     The following sections describe the various elements of our executive compensation program, including its objectives, market positioning, structure and operation, and other information specific to Fiscal 2007 payments, awards, and pay actions.
          Base Salary
     Each named executive officer is paid a base salary that is reviewed periodically by the Committee. The salaries for our Co-Chief Executive Officers are generally targeted at the market median, and the base salary of our other named executive officer is generally targeted at approximately the 75th percentile, of the peer group, although individual named executive officer salaries may be above or below those targets. Adjustments to salaries consider the base salary and total compensation market data compiled by Watson Wyatt, AON and Hewitt in the context of the executive’s role and responsibilities, experience and tenure, individual performance and contribution to our results as recommended to the Committee by the Co-Chief Executive Officers (or the Committee in the case of the Co-Chief Executive Officers).
     Named executive officer salaries were reviewed in March, 2006 and adjusted by the Committee effective as of January 30, 2006. The schedule below indicates the base salaries (reflecting the increases) for each of the named executive officers, and the total annualized percentage increase in base salary for each of those named executive officers for the year ending January 28, 2006 (“Fiscal 2006”) and Fiscal 2007:

			Annualized
	Fiscal 2006	Fiscal 2007	Percentage
	Base Salary	Base Salary	Increase
E. Bonnie Schaefer	$800,000	$900,000	12.5%

Marla L. Schaefer	$800,000	$900,000	12.5%

Ira D. Kaplan	$475,000	$500,000	5.26%
     The base salaries for Fiscal 2007 of our named executive officers are also included in the Salary column of the Summary Compensation Table on page 12.
     Base salaries paid to named executive officers are deductible for federal income tax purposes except to the extent that the executive is a covered employee under Section 162(m) of the Internal Revenue Code — generally, the named executive officers from year to year — and the executive’s aggregate compensation which is subject to Section 162(m) exceeds $1 million. No employee received base salary in excess of $1 million in Fiscal 2007.
          Annual Bonuses
     In 2005, our shareholders approved, at the recommendation of our board of directors, the Claire’s Stores, Inc. 2005 Incentive Compensation Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to assist us in attracting, motivating, retaining and rewarding high quality executives and other employees, by enabling them to acquire a proprietary interest in our company and providing them with annual and long-term incentives to expend their maximum efforts in the creation of shareholder value. The Committee designed the Incentive Plan to satisfy the requirements for “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

     In April 2006, the Committee established performance goals for Fiscal 2007 annual bonuses for our named executive officers. The goals were based upon our achievement of certain increases in levels of EBITDA, SG&A as a percentage of sales, inventory turnover, markdown percentages of sales and gross margin percentages for Fiscal 2007. These measures were designed to encourage named executive officers to focus on continuing to grow our business while managing associated general and administrative expenses and other operational factors.
     Each of the performance measures described above had certain stated minimum levels, threshold levels, plan levels, plan plus levels and maximum levels to be obtained. Each level within each performance goal had a corresponding percentage of base salary payable upon such achievement. Overall, each Co-Chief Executive Officer was eligible for potential bonus amounts ranging from 0% to 225% of her base salary for Fiscal 2007, and the CFO was eligible for potential bonus amounts ranging from 0% to 150% of his base salary for Fiscal 2007.
     Following the end of Fiscal 2007, the Committee determined that certain levels of the performance goals were met and, as a result, each Co-Chief Executive Officer was eligible for a bonus equal to 88% of her base salary and the CFO was eligible for a bonus equal to 56% of his base salary. The amounts of these bonuses are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table on page 12.
          Long-Term Incentive Awards
     Long term incentive grants to our named executive officers are based upon job responsibilities and potential for individual contribution, with reference to total direct compensation (total cash compensation plus the value of long term incentive awards) of executives at the 16 peer companies discussed above. When it makes its grants, the Committee also considers previous LTI grants. As with the determination of base salaries and bonuses, the Committee exercises judgment and discretion in view of the above criteria, the independent compensation consulting firms reports and its general policies.
     As for long term incentives, the Committee grants performance share units (and last year granted restricted stock to our Co-Chief Executive Officers) to our named executive officers. This stock-based incentive is intended to benefit shareholders by enabling us to better attract and retain top talent in a marketplace where such incentives are prevalent. Performance share units closely align senior management with our achievement of longer-term financial objectives that enhance shareholder value.
     In Fiscal 2007, all of our named executive officers received performance share units. The Co-Chief Executive Officers each received a grant of 75,000 performance share units. The CFO received a grant of 30,000 performance share units, which represents an increase from the prior fiscal year. This increase was made to ensure that our compensation levels are sufficiently competitive in order to be able to attract, retain and motivate highly qualified employees necessary to achieve our objectives. In Fiscal 2007, none of the named executive officers received a grant of restricted stock.
     Generally, the performance share unit grants provide for the payout, in cash, generally over a three year period, if the recipient has met certain continued service requirements and certain performance goals are met. For Fiscal 2007, the performance share units granted to the named executive officers are contingent on both an increase in EBITDA (50% of the performance share unit) and same store sales from year to year (50% of the performance share unit). The payout range is the equivalent cash value of an amount equal to 0% to 200% of the target shares covered by the performance share unit grant. The performance period for these grants was three years. At the end of the first full year of the performance period, 25% of the performance share unit award will be paid out to the executive, assuming the performance goals were met and assuming the executive was still in our employ. The remaining 75% will be paid out to the executive in accordance with the following, assuming the executive is still in our employ at the applicable payout date: (a) 25% at the end of the second year of the performance period, and (b) 50% at the end of the third year of the performance period.

     The Committee may adopt different performance measures for performance share unit grants from time to time, as it deems appropriate at the time of each grant. Performance share unit grants focus management’s attention on EBITDA and increases in same store sales and create additional alignment between employees and shareholders.
     Payouts of all performance share unit awards granted in Fiscal 2007 to named executive officers under the shareholder-approved Incentive Plan are expected to be fully deductible for federal income tax purposes because they qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.
          Long Term Incentive Plan Grant Practices
     The Committee makes annual long term incentive award grants for our named executive officers. In Fiscal 2007, those awards were made at the Committee’s meeting on April 27, 2006. The Committee determines the effective date of such awards without regard to current or anticipated stock price levels.
     It is our policy that the Committee must formally approve all equity awards for our named executive officers during an in person or telephonic meeting or by the unanimous written consent executed by all members of the Committee, it being understood that no equity award granted pursuant to any such written consent may have an effective date earlier than the date that all executed counterparts of such unanimous written consent are delivered.
          Benefits
     As salaried, U.S.-based employees, the named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.
          Retirement Plans
     We maintain the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. In Fiscal 2007, the maximum employee elective contribution to the 401(k) Plan was $15,000, plus an additional $5,000 for employees who were at least 50 years old in Fiscal 2007. Eligible compensation generally means all wages, salaries and fees for services from us. Matching contributions under the 401(k) Plan are 50% of the first 4% of eligible compensation that each eligible participant elected to be contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that is attributable to matching contributions vests as follows: 20% after one year of service, 20% after two years of service, 20% after three years of service, 20% after four years of service and 20% after five years of service. However, regardless of the number of years of service, an employee is fully vested in our matching contributions (and the earnings thereon) if the employee retires at age 65 or later, or terminates employment by reason of death or total and permanent disability. The 401(k) Plan provides for eight different investment options, in which the employee’s and our contributions are invested. The 401(k) Plan is designed to provide for distributions in a lump sum or installments after termination of service. However, loans—and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability—are permitted.

     The amounts of our matching contributions under the 401(k) Plan for Fiscal 2007 for each of the named executive officers is included in the All Other Compensation column of the Summary Compensation Table on page 12.
     In addition to the 401(k) Plan, we maintain two non-qualified deferred compensation plans, the Claire’s Stores, Inc. 1999 Management Deferred Compensation Plan and the Claire’s Stores, Inc. 2005 Management Deferred Compensation Plan. These plans are discussed in more detail in the Employee Benefit Plans section below under “— Employee Benefit Plans”. The purpose of these plans is to allow our named executive officers to save more money for retirement, as most of them are prevented from deferring the maximum amounts under the 401(k) Plan due to limits imposed by the Internal Revenue Code.
     The amounts of the contributions under the non-qualified deferred compensation plans for Fiscal 2007 for each of the named executive officers is included in the Nonqualified Deferred Compensation table on page 20.
          Other Benefits and Perquisites
     We provide our named executive officers with certain benefits designed to protect them and their immediate family in the event of illness, disability, or death. We believe it is necessary to provide these benefits in order for us to be successful in attracting and retaining our named executive officers in a competitive marketplace, and to provide financial security in these circumstances. Named executive officers are eligible for health and welfare benefits available to all of our eligible employees during active employment under the same terms and conditions. These benefits include medical, dental, vision, short-term and long-term disability and group-term life insurance coverage.
     Pursuant to the terms of their employment agreements, each of our Co-Chief Executive Officers is entitled to not less than six weeks, and our CFO is entitled to not less than five weeks, of paid leave time each year for vacation in accordance with our policies in effect from time to time. Any leave time not used (up to two weeks in the case of the CFO) during a calendar year may be carried over to the next year.
     The Committee has reviewed our perquisites expenditures, and believes they continue to be an important element of the overall compensation package to retain current named executive officers, and in fact command a higher perceived value than the actual cost.
          Separation and Change in Control Agreements
     As described in greater detail on pages 15 through 18 below, the employment agreements between us and each of our named executive officers provide for the payment of certain compensation and benefits in the event of the termination of an executive’s employment, the amount of which varies depending upon the reason for such termination. The Committee has reviewed the essential terms of these termination provisions, and believes they are reasonable, appropriate, and generally consistent with market practice. In addition, the employment agreements have change of control severance provisions. These provisions represent the Committee’s recognition of the importance to us and our shareholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. We believe properly crafted change in control provisions protect shareholder interests by enhancing employee focus during rumored or actual change in control activity through (a) incentives to remain with us despite uncertainties while a transaction is under consideration or pending; (b) assurance of severance and benefits for terminated employees; and (c) access to equity components of total compensation after a change in control. The closing of the merger will constitute a change in control under the employment agreements for our named executive officers.
     The employment agreements also include a reimbursement by us to the named executive officers of any excise tax imposed upon the executive pursuant to Section 4999 of the Code with respect to any

“excess parachute payments”, as that term is defined in Section 280G of the Code, that the executive receives as a result of a change in control of us (as defined in the employment agreements). The effects of Section 4999 are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, we have determined that the Section 4999 gross up payments are appropriate for our named executive officers.
Compensation Committee Report
     The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management. Based on the review and discussions, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for Fiscal 2007.
Members of the Compensation Committee
Martha Clark Goss, Chairman
Ann Spector Lieff
Bruce G. Miller
Summary Compensation Table
     The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers during Fiscal 2007, for services rendered to us during Fiscal 2007.

						Non-
					Non-Equity	Qualified	All Other
Name and				Stock	Incentive Plan	Deferred	Compen-
Principal	Fiscal	Salary	Bonus	Awards	Compensation	Compensation	sation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)(3)	($)
E. Bonnie Schaefer	2007	$900,000	—	$851,066	$792,000	0	$121,504	$2,664,570
Co-Chairman and Co-Chief Executive Officer

Marla L. Schaefer	2007	900,000	—	851,066	792,000	0	103,207	2,646,273
Co-Chairman and Co-Chief Executive Officer						0

						0
Ira D. Kaplan	2007	500,000	—	340,426	280,000	0	253,180	1,373,606
Senior Vice President and Chief Financial Officer

(1)	This column reflects the aggregate dollar amount recognized for financial statement reporting purposes for Fiscal 2007 with respect to outstanding performance share awards. The aggregate dollar amount was determined in accordance with the provisions of SFAS 123(R), but without regard to any estimate of forfeitures related to service-based vesting conditions.

See Note 6 to our Consolidated Financial Statements in our Form 10-K for Fiscal 2007 regarding the relevant assumptions underlying these valuations.

(2)	Amounts shown in the column were paid pursuant to non-equity compensation arrangements established by the Committee at the beginning of Fiscal 2007 based on our achievement of certain increases in levels of EBITDA, SG&A as a percentage of sales, inventory turnover, markdown percentages of sales and gross margin percentages for Fiscal 2007.

(3)	The amounts reported in the All Other Compensation column reflect, for each named executive officer, the sum of:
(i)	the incremental cost to us of the perquisite of the use of a company automobile, which equaled $6,037 for E. Bonnie Schaefer;

(ii)	occasionally, spouses/guests of named executive officers ride along on an aircraft chartered by us when such plane is already going to a specific destination for a business purpose, which decreases the portion of the cost that is tax deductible for us; and in Fiscal 2007 this additional benefit amounted to $15,999 for E. Bonnie Schaefer;

(iii)	the amount of any matching contributions to our 401(k) Plan, which amounted to $3,300 for E. Bonnie Schaefer, $0 for Marla L. Schaefer and $4,300 for Ira D. Kaplan and our 2005 Management Deferred Compensation Plan, which amounted to $44,519 for E. Bonnie Schaefer, $44,519 for Marla L. Schaefer and $24,880 for Ira D. Kaplan;

(iv)	the dollar value of life insurance premiums paid by us, which amounted to $51,649 for E. Bonnie Schaefer and $58,688 for Marla L. Schaefer; and

(v)	for Ira D. Kaplan, $224,000 amount was paid in a lump sum as compensation for unused vacation days.
Grants of Plan-Based Awards in Fiscal 2007
     The following table provides information regarding non-equity incentive plan-based awards granted during Fiscal 2007 to our named executive officers. We did not re-price any equity incentive plan based awards during Fiscal 2007.

		Estimated Future Payouts			Estimated Future Payouts
		Under Non-Equity Incentive			Under Equity Incentive
		Plan Awards (1)			Plan Awards (2)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)
E. Bonnie Schaefer	4/27/06	$405,000	$1,350,000	$2,025,000	37,500	75,000	150,000
Marla L. Schaefer	4/27/06	405,000	1,350,000	2,025,000	37,500	75,000	150,000
Ira D. Kaplan	4/27/06	125,000	500,000	750,000	15,000	30,000	60,000

(1)	These amounts represent cash bonus amounts payable under the incentive plan. Amounts shown in the column were paid pursuant to non-equity compensation arrangements established by the Committee at the beginning of our fiscal year based on our achievement of certain increases in levels of EBITDA, SG&A as a percentage of sales, inventory turnover, markdown percentages of sales and gross margin percentages for Fiscal 2007.

(2)	These amounts represent performance units granted under the incentive plan. In Fiscal 2007, each of Ms. E. Bonnie Schaefer and Ms. Marla L. Schaefer were granted 75,000 performance shares and Ira D. Kaplan was granted 30,000 performance shares. The performance shares may be earned over a three-year performance period, subject to a vesting schedule of 25%, 25% and 50% over the three-year period, commencing January 29, 2006 (the “Vesting Schedule”), and further subject to achievement of certain performance goals (“Share Performance Goals”) in the first year in the three-year vesting cycle previously established by the Committee. The Share Performance Goals for Fiscal 2007 are subject to targets and associated levels (e.g. threshold, plan and a maximum level) for participation that could result in performance shares being issued at 50%, 100% or 200% of the amount of performance shares granted during the three-year performance period.

Employment Agreements
     Amended and Restated Employment Agreements with Marla L. Schaefer and E. Bonnie Schaefer, our Co-Chief Executive Officers
     We had entered into employment agreements with E. Bonnie Schaefer, our Co-Chief Executive Officer and Co-Chairman of the board of directors, and Marla L. Schaefer, our Co-Chief Executive Officer and Co-Chairman of the board of directors, on February 11, 2005. On January 18, 2007, we entered into amended and restated employment agreements with Ms. Bonnie Schaefer and Ms. Marla Schaefer (collectively, the “Schaefer Employment Agreements”), which had been previously approved by the Committee. The amendments reflected in the Schaefer Employment Agreements were intended to address technical issues in the existing agreements and to better conform the existing agreements to prevailing practice and address recent changes in law. The amendments also reflected changes intended to provide benefits corresponding to those provided to Mr. Kaplan under the Kaplan Employment Agreement as described below. The Schaefer Employment Agreements provide for an initial term through January 31, 2008, with automatic one year renewal periods (with a three-year renewal period in the event of a change in control), unless we or the executive provides notice of non-renewal.
     Pursuant to the Schaefer Employment Agreements, effective as of January 30, 2006, each chief executive receives an annual base salary of $900,000, subject to increase thereafter based on annual review, with a minimum annual increase of three percent (3%). Each chief executive is also eligible to receive incentive compensation of up to 225% of such chief executive’s base salary (“CEO Incentive Compensation”) based on achievement of performance criteria, to be established each year by a committee of the board. Upon signing of the original Schaefer Employment Agreements, each chief executive was granted 75,000 shares of restricted stock, twenty-five percent (25%) of which vested on February 1, 2006, twenty-five (25%) of which vested on February 1, 2007 and fifty (50%) of which will vest on February 1, 2008. Each chief executive shall be entitled to receive performance shares during each year of employment, subject to the achievement of performance goals established by the Committee. Each of the Schaefer Employment Agreements provides for expense reimbursements and other customary employee benefits.
     If the chief executive’s employment is terminated for cause, or if the chief executive terminates her employment with us without good reason, the portion of the long term incentive grants that has not vested as of the termination date shall terminate.
     The Schaefer Employment Agreements provide for customary protections of our confidential information and intellectual property and provides that the chief executive shall not, during her employment term and for a period of two (2) years following her period of employment, compete with us, employ or attempt to employ our employees, or call on or solicit any of the actual or targeted prospective customers or clients of ours.
     Employment Agreement with Ira D. Kaplan, Our Chief Financial Officer
     In 2005, we began discussions with Ira Kaplan, our Chief Financial Officer, regarding the terms of an employment agreement to be entered into between Mr. Kaplan and us. We finalized our discussions with Mr. Kaplan, and, on January 18, 2007, we entered into an employment agreement (the “Kaplan Employment Agreement”) with Mr. Kaplan, which had been previously approved by the Committee. The Kaplan Employment Agreement provides for an initial term commencing on the date of the agreement and terminating on January 31, 2008, with automatic one year renewal periods (with a three-year renewal period in the event of a change in control), unless we or Mr. Kaplan provide notice of non-renewal.
     Under the terms of the Kaplan Employment Agreement, Mr. Kaplan will receive an annual base salary of $515,000 effective as of February 1, 2007 during the first year of the agreement, subject to increase thereafter based on annual review, with a minimum annual increase of three percent (3%). Mr. Kaplan is also eligible to receive incentive compensation of up to 150% of his base salary (“Kaplan Incentive Compensation”) based on achievement of performance criteria, to be established each year by a committee of the board. Mr. Kaplan shall be entitled to receive stock options, restricted stock, performance shares or other similar long term incentives during each year of employment, subject to the achievement of performance goals established by the Committee. The Kaplan Employment Agreement provides for expense reimbursements and other customary employee benefits.
     If Mr. Kaplan’s employment is terminated by us for cause, or if Mr. Kaplan terminates his employment with us without good reason, the portion of the long term incentive grants that has not vested as of the termination date shall terminate, and any stock options that have not vested shall terminate as well.
     The Kaplan Employment Agreement provides for customary protections of our confidential information and intellectual property and provides that Mr. Kaplan shall not, during his employment term and for a period of two (2) years following his period of employment, compete with us, employ or attempt to employ our employees, or call on or solicit any of the actual or targeted prospective customers or clients of ours. However, if the termination of employment is in circumstances other than those in which enhanced termination payments would be payable by us following termination upon change in control, the non-compete provision will be effective for a period of only one year following termination.
Potential Payments Upon Termination or Change in Control
     Employment Agreements with our Co-Chief Executive Officers
          Termination without cause or for good reason. If the chief executive is terminated by us without cause (as defined in the Schaefer Employment Agreements) or the chief executive terminates her employment for good reason (as defined in the Schaefer Employment Agreements) the chief executive will receive payment of : (i) two (2) times the amount of the chief executive’s annual base salary; (ii) two (2) times the highest annual CEO Incentive Compensation earned by the executive in respect of any of the three prior fiscal years (such highest amount, the “Schaefer Bonus Amount”); (iii) all accrued base salary and any CEO Incentive Compensation unpaid for any previously completed fiscal year, and (iv) the Schaefer Bonus Amount pro rated for the time for which the chief executive was employed in the fiscal year in which the termination occurs. We will continue to provide the chief executive with certain benefits until the chief executive’s full retirement date for Social Security purposes or until the age of seventy (70). Also, the restricted stock and performance shares held by the chief executive will immediately vest. If Ms. Bonnie Schaefer’s employment were involuntarily terminated without cause or voluntarily terminated for good reason, the aggregate cash severance amount payable to Ms. Bonnie Schaefer pursuant to clauses (i) and (ii) above would equal approximately $4,300,000 (not including potential excise tax gross-up payments). If Ms. Marla Schaefer’s employment were involuntarily terminated without cause or voluntarily terminated for good reason, the aggregate cash severance amount payable to Ms. Marla Schaefer pursuant to clauses (i) and (ii) above would equal approximately $4,300,000 (not including potential excise tax gross-up payments).
     Termination in connection with or in anticipation of a change in control. If, following a change in control, (a) we terminate the chief executive’s employment involuntarily and without cause, (b) the chief executive terminates for good reason (which includes termination for any reason by the executive upon a change in control following which we cease to be publicly traded), or (c) the employment period expires following our notice of non-renewal, the chief executive will receive: (i) an amount equal to three (3) times her annual base salary; (ii) an amount equal to three times (3) the Schaefer Bonus Amount; (iii) all accrued base salary through the termination date and CEO Incentive Compensation earned but unpaid for any previous completed fiscal years; and (iv) an amount equal to the Schaefer Bonus Amount pro rated for the time for which the chief executive was employed in the fiscal year in which the termination occurs. We shall continue to provide the chief executive with her benefits under the employment agreement until the chief executive’s full retirement date for Social Security purposes or until the age of seventy (70). In addition, if the chief executive’s employment is terminated, without cause, within six months prior to a change in control, the chief executive will be entitled to the enhanced change in control payments described above to the extent they exceed the regular severance payments that the chief executive would otherwise be entitled to receive under the agreement. If payment that an chief executive is entitled to receive from us gives rise to an excise tax liability, the chief executive is entitled to a gross-up payment in an amount that would place her in the same after-tax position that she would have been in if no excise tax had applied on the amounts payable to the chief executive by us.
     The closing of the merger will constitute a change of control under the Schaefer Employment Agreements.
     If Ms. Bonnie Schaefer’s employment were involuntarily terminated without cause or voluntarily terminated for good reason immediately following the closing of the merger, the aggregate cash severance amount payable to Ms. Bonnie Schaefer pursuant to clauses (i) and (ii) above would equal approximately $6,400,000 (not including potential excise tax gross-up payments). If Ms. Marla Schaefer’s employment were involuntarily terminated without cause or voluntarily terminated for good reason immediately following the closing of the merger, the aggregate cash severance amount payable to Ms. Marla Schaefer pursuant to clauses (i) and (ii) above would equal approximately $6,400,000 (not including potential excise tax gross-up payments).
     Pursuant to the employment agreements in effect prior to the amendments reflected in the Schaefer Employment Agreements, Ms. Bonnie Schaefer and Ms. Marla Schaefer would have received the same payments described above (other than in immaterial respects) in connection with a qualifying termination of employment following the merger.
     Employment through a change in control. If the chief executive continues to be employed by us through the date of a change in control, the chief executive shall receive: (i) an amount equal to six months base salary plus 50% of CEO Incentive Compensation she would be entitled to receive for “plan” level performance with respect to Fiscal 2007, (ii) all amounts accrued under our deferred compensation plans, and (iii) all previously deferred bonus payments. Also, all restricted stock and performance shares held by the executive will immediately vest, any performance criteria to earn performance shares shall deem to have been satisfied in full, and all performance shares that would otherwise be phased in over annual increments for periods continuing after the date of the change in control shall instead be completely phased in on the basis of deemed “plan” level performance achievement with respect to performance periods continuing after the effective time of the change in control. The aggregate amount payable to Ms. Bonnie Schaefer pursuant to clauses (i) through (iii) above, assuming Ms. Bonnie Schaefer remains employed through the date of the change of control, equals approximately $2,429,000 (not including potential excise tax gross-up payments). The aggregate amount payable to Ms. Marla Schaefer pursuant to clauses (i) through (iii) above, assuming Ms. Marla Schaefer remains employed through the date of the change of control, equals approximately $3,515,000 (not including potential excise tax gross-up payments).
     For purposes of the employment agreement, a “change in control” will be deemed to occur upon the earliest of the following:
(a)	the acquisition by any Person of Beneficial Ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of either (1) our then outstanding shares of common stock (the “Outstanding Company Common Stock”) or (2) the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities); provided, however, that for this purpose, the following acquisitions will not constitute a Change of Control: (w) any acquisition directly from us; (x) any acquisition by us; (y)

any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any of our Related Entities; or (z) any acquisition by any corporation pursuant to a transaction which complies with clauses (1), (2) and (3) of (c) below; or

(b)	during any period of two (2) consecutive years (not including any period prior to the effective date of the 2005 Plan) individuals who constitute the board on the effective date of the 2005 Plan (the “Incumbent Board”) cease for any reason to constitute at least a majority of the board; provided, however, that any individual becoming a director subsequent to the effective date of the 2005 Plan whose election, or nomination for election by our shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the board; or

(c)	consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving us or any of our subsidiaries, a sale or other disposition of all or substantially all of our assets, or the acquisition of assets or stock of another entity by us or any of our subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (1) all or substantially all of the individuals and entities who were the Beneficial Owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns us or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding any employee benefit plan (or related trust) of ours or such corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (3) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the board, providing for such Business Combination; or

(d)	approval by our shareholders of our complete liquidation or dissolution.
Employment Agreement with Ira D. Kaplan
     Termination without cause or for good reason by Mr. Kaplan. If Mr. Kaplan’s employment is terminated by us without cause (as defined in the Kaplan Employment Agreement) or Mr. Kaplan terminates his employment for good reason (as defined in the Kaplan Employment Agreement), Mr. Kaplan will receive: (i) payment of an amount equal to his annual base salary; (ii) payment of an amount equal to his average annual incentive compensation in respect of the prior three fiscal years (the “Kaplan Bonus Amount”); (iii) payment for unused vacation days; (iv) all accrued base salary through the termination date and Kaplan Incentive Compensation earned but unpaid for any previous completed fiscal year; and (v) an amount equal to the Kaplan Bonus Amount pro rated for the time for which he was employed in the fiscal year in which the termination occurs. We will continue to provide Mr. Kaplan with certain benefits for a period of 12 months following the termination date. Also, the restricted stock and performance shares (or any other similar long term incentive grant) held by Mr. Kaplan will immediately vest, any restrictions thereupon shall lapse and any performance criteria applicable thereto shall be deemed to have been satisfied. Mr. Kaplan shall have 90 days following termination to exercise any previously granted stock options. The aggregate amount payable to Mr. Kaplan pursuant to clauses (i) and (ii) above equals approximately $1,000,000 (not including potential excise tax gross-up payments).
     Termination in connection with a change of control. If, within twenty-four months of a change in control, (a) we involuntarily terminate Mr. Kaplan’s employment without cause or (b) Mr. Kaplan terminates for good reason, Mr. Kaplan will receive: (i) an amount equal to two-and-one-half (2.5) times his annual base salary; (ii) an amount equal to two-and-one-half (2.5) times the Kaplan Bonus Amount; (iii) payment for unused vacation days; (iv) all accrued base salary through the termination date and Kaplan Incentive Compensation earned but unpaid for any previous completed fiscal years; and (v) an amount equal to the Kaplan Bonus Amount pro rated for the time for which he was employed in the fiscal year in which the termination occurs. We will continue to provide Mr. Kaplan with certain benefits for a period of thirty months following the termination date.
     The closing of the merger will constitute a change of control under Mr. Kaplan’s employment agreement.
     If Mr. Kaplan’s employment were involuntarily terminated without cause or voluntarily terminated for good reason immediately following the closing of the merger, the aggregate amount payable to Mr. Kaplan pursuant to clauses (i) and (ii) above would equal approximately $2,476,000 (not including potential excise tax gross-up payments).
     If, after a change in control, we serve a non-renewal notice that has the effect of terminating Mr. Kaplan’s employment on the third anniversary of the date of change in control, we will be required to pay to Mr. Kaplan the enhanced termination payments described above. However, if Mr. Kaplan’s employment is renewed for at least one additional year following the third anniversary of the date of change in control, a termination of Mr. Kaplan’s employment thereafter will not require us to make the enhanced payments described above. If payment that Mr. Kaplan is entitled to receive from us gives rise to an excise tax liability, Mr. Kaplan is entitled to a gross-up payment in an amount that would place him in the same after-tax position that he would have been in if no excise tax had applied on the amounts payable to Mr. Kaplan by us above.
     Employment through a change in control. If Mr. Kaplan continues to be employed by us through the date of a change in control, Mr. Kaplan will receive: (i) an amount equal to six months base salary plus 50% of Kaplan Incentive Compensation he would be entitled to receive for “plan” level performance with respect to the Fiscal 2007, (ii) all amounts accrued under our deferred compensation plans, and (iii) all previously deferred bonus payments. Also, the restricted stock and performance shares (or any other similar long term incentive grant) held by Mr. Kaplan will immediately vest, any restrictions thereupon will lapse and any performance criteria applicable thereto shall deem to have been satisfied on the basis of “plan” level performance achievement with respect to performance periods continuing after the effective time of the change in control. The aggregate amount payable to Mr. Kaplan pursuant to clauses (i) through (iii) above, assuming Mr. Kaplan remains employed through the date of the change in control, equals approximately $2,927,000 (not including potential excise tax gross-up payments).
     A change in control has the same definition as the term in the Schaefer Employment Agreements which is described above.

Outstanding Equity Awards at End of Fiscal 2007
     The following table provides information about the number of outstanding equity awards held by our named executive officers at February 3, 2007.
Outstanding Equity Awards at February 3, 2007

	Option Awards					Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
			Equity						Plan	Market or
			Incentive						Awards:	Payout
			Plan						Number of	Value of
			Awards:					Market	Unearned	Unearned
	Number of	Number of	Number of			Number of		Value of	Shares,	Shares,
	Securities	Securities	Securities			Shares of		Shares of	Units or	Units or
	Underlying	Underlying	Underlying	Option		Units that		Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Exercise	Option	Have Not		Stock that	Rights that	Rights that
	Options (#)	Options (#)	Unearned	Price	Expiration	Vested		Have not	Have Not	Have Not
Name	Exercisable (1)	Unexercisable	Options (#)	($)(2)	Date	(#)(3)		Vested ($)(4)	Vested (#)	Vested ($)
E. Bonnie Schaefer	50,000	0	0	$10.19	12/13/09	37,500	(a)	$1,293,375	—	—
	100,000	0	0	18.61	02/02/14	9,375	(b)	323,344
						18,750	(c)	646,688

Marla L. Schaefer	50,000	0	0	10.19	12/13/09	37,500	(a)	1,293,375	—	—
	100,000	0	0	18.61	02/02/14	9,375	(b)	323,344
						18,750	(c)	646,688

Ira D. Kaplan	—	—	—	—	—	3,750	(b)	129,338	—	—
						7,500	(c)	258,675

(1)	All of the options described are vested.

(2)	The exercise price of the options is calculated based upon the closing price for our common stock as reported on the New York Stock Exchange (NYSE) for the effective date of the grant.

(3)	The following footnotes set forth the vesting dates for the outstanding performance shares (which generally depends upon continued employment with us):

(a)	These restricted stock awards will vest on February 1, 2008 or if earlier, upon a change in control.

(b)	These performance shares will vest after we receive our audited financial statements for the fiscal year ended February 2, 2008 or if earlier, upon a change in control.

(c)	These performance shares will vest after we receive our audited financial statements for the fiscal year ended January 31, 2009 or if earlier, upon a change in control.

(4)	The value was calculated based upon the closing price for our common stock as reported on the New York Stock Exchange (NYSE) on February 3, 2007.

Option Exercises and Stock Vested in Fiscal 2007
     The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the named executive officers during Fiscal 2007.

	Option Awards		Stock Vesting
			Number of Shares	The Value of Shares
	Number of Shares		Acquired Upon	Acquired Upon
	Acquired	Value Realized on	Vesting	Vesting
Name	on Exercise (#)	Exercise ($)	(#)	($) (1)
E. Bonnie Schaefer	—	—	37,500	$1,240,313
Marla L. Schaefer	100,000	$1,722,000	37,500	1,240,313
Ira D. Kaplan	—	—	—	—

(1)	Value is based on the closing price for our common stock as reported on the New York Stock Exchange (NYSE) on the date of vesting.
Nonqualified Deferred Compensation
     The table below provides information on the non-qualified deferred compensation activity for the named executive officers in Fiscal 2007.

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at Last
	Contribution for	Contribution for	Earnings in	Distributions in	Day of Fiscal
Name	Fiscal 2007 ($)(1)	Fiscal 2007 ($)(1)	Fiscal 2007 ($)(2)	Fiscal 2007 ($)(3)	2007 ($)(4)
E. Bonnie Schaefer	$19,999.98	$44,519.23	$37,591	0	$497,154.97
Marla L. Schaefer	89,038.45	44,519.23	135,376	0	1,576,098.72
Ira D. Kaplan	49,759.63	24,879.81	112,548	0	1,177,177.01

(1)	These contributions are fully vested at all times.

(2)	This amount reflects the aggregate of earnings under the 2005 Management Deferred Compensation Plan and the 1999 Management Deferred Compensation Plan. Calculation of earnings were calculated based on investments in certain mutual funds.

(3)	This amount reflects the aggregate of withdrawals and distributions under the 2005 Management Deferred Compensation Plan and the 1999 Management Deferred Compensation Plan.

(4)	This amount reflects the aggregate of the balances of the 2005 Management Deferred Compensation Plan and the 1999 Management Deferred Compensation Plan.
Employee Benefit Plans
     1996 Incentive Compensation Plan. On August 13, 1996, our board of directors adopted the 1996 Stock Option Plan, which was approved by our shareholders at our 1997 annual meeting, and which we refer to as our 1996 Plan. On February 16, 2000, our board adopted an amendment to the 1996 Plan in order to increase the number of shares of common stock available for grant under the 1996 Plan from 6,000,000 to 8,000,000, plus the number of shares unused or recaptured under our 1991 Stock Option Plan, which was approved by our shareholders at the 2000 annual meeting. On March 12, 2003, our board of directors approved additional amendments to and restatement of the 1996 Plan, which were approved by our shareholders at the 2003 annual meeting. Effective as of June 28, 2005 (the date of our 2005 annual meeting), all remaining shares available for issuance under the 1996 Plan were rolled-over into the 2005 Incentive Compensation Plan, which was approved by our shareholders on that date. As a result, no new grants will be made under the 1996 Plan.

     The purpose of the 1996 Plan is to provide an additional incentive to attract and retain qualified competent persons who provide services and upon whose efforts and judgment our success is largely dependent, through the encouragement of stock ownership in us by these persons. In furtherance of this purpose, the 1996 Plan authorizes, among other things, the discretion to grant incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, or SARs, and other stock-related awards and performance or annual incentive awards to purchase shares of the common stock to all regular employees, including directors and officers who are regular employees, non-employee directors, and persons who provide consulting or other services to us as independent contractors. The 1996 Plan also provides for participants to finance the exercise of options and the payment of taxes in connection therewith, as well as the use of already owned shares of common stock as payment of the exercise price for options granted under the 1996 Plan.
     The 1996 Plan is administered by the Committee which has been designated by our board and which consists entirely of independent directors. Both our board and the committee have the power to determine who should be awarded options, the number of shares to be granted and the exercise price of the options and other terms. In addition, both our board and the committee have the power and authority to construe and interpret the 1996 Plan, and the acts of the board or the committee are final, conclusive and binding upon all interested parties.
     The shares acquired upon exercise of options granted under the 1996 Plan are authorized and issued shares of our common stock. Our shareholders do not have any preemptive rights to purchase or subscribe for any common stock by reason of the reservation and issuance of common stock under the 1996 Plan. Any option granted under the 1996 Plan that expired or terminated for any reason other than having been exercised in full, the unpurchased shares subject to that option will again become available for purposes of issuance under the 1996 Plan. The 1996 Plan limits the total aggregate number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of our other obligations, and other stock-based awards granted to any one participant to 500,000 for each type of award. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.
     All grants of options or SARs under the 1996 Plan are evidenced by an agreement between us and the grantee which contains the terms and conditions of the award, such as the exercise price, term and any restrictions on the exercisability of the options or SARs granted. The exercise price per share subject to an option and the grant price of an SAR are determined by the board or the committee, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant. The exercise price of an option may be paid in cash, by certified or official bank check, by money order, by delivery of already owned shares of common stock having a fair market value equal to the exercise price, by the withholding of shares issuable upon exercise of the option, by such other consideration as our board or committee deems appropriate or by a combination of the foregoing. Generally, options or SARs granted under the 1996 Plan are not assignable or transferable, other than by will or by the laws of descent and distribution or, in the case of a nonqualified stock option, with the prior consent of our board or the committee. During the lifetime of an optionee, an option is exercisable only by the optionee or a permitted transferee. The expiration date of an option will be determined by the board or the committee at the time of the grant, but in no event will an option be exercisable after the expiration of ten years from the date of grant.
     Our board or the committee may amend any option granted under the 1996 Plan at any time, provided that such amendment may not substantially impair the rights of an optionee under an outstanding option without the optionee’s consent. The 1996 Plan has been replaced with the 2005 Plan.

     2005 Incentive Compensation Plan. In March, 2005, our board, upon recommendation of the Committee, adopted a new 2005 Incentive Compensation Plan, which was amended and restated in May 2005, and which we refer to as the 2005 Plan. The 2005 Plan was approved at our 2005 annual meeting held on June 28, 2005 by our shareholders and was effective as of that date.
     The purpose of the 2005 Plan is to provide a means for us and our subsidiaries and other designated affiliates of ours, which we refer to as Related Entities, to attract key personnel to provide services to us and our Related Entities, as well as, to provide a means whereby those key persons can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of us and our Related Entities and promoting the mutuality of interests between participants and our shareholders. A further purpose of the 2005 Plan is to provide participants with additional incentive and reward opportunities designed to enhance the profitable growth of us and our Related Entities, and provide participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value.
     The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.
     Under the 2005 Plan, the total number of shares of our common stock that may be subject to the granting of awards under the 2005 Plan at any time during the term of the Plan is equal to 2,000,000 shares, increased by approximately 7,300,000 shares that remained available for delivery under 1996 Plan as of the effective date of the 2005 Plan. The foregoing limit will be increased by the number of shares with respect to awards previously granted under the 2005 Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award, to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by us or a Related Entity, or with which we or any Related Entity combines, do not reduce the limit on grants of Awards under the 2005 Plan.
     The 2005 Plan imposes individual limitations on the amount of certain awards in part to comply with Section 162(m) of the Internal Revenue Code of 1986, which we refer to as the Code. Under these limitations, during any fiscal year during any part of which the 2005 Plan is in effect, no participant may be granted (i) options or stock appreciation rights with respect to more than 500,000 shares, or (ii) shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards with respect to more than 500,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month period is $5,000,000 (pro-rated for any performance period that is less than 12 months based upon the ratio of the number of days in the performance period as compared to 365), and the maximum amount that may be paid out as performance units in any performance period that is greater than 12 months is $10,000,000.
     A committee of our board of directors, which we refer to as the Committee, administers the 2005 Plan. The Committee is authorized to adjust the limitations described in the two preceding paragraphs and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

     The persons eligible to receive awards under the 2005 Plan are the officers, directors, employees and independent contractors of ours and our Related Entities. An employee on leave of absence may be considered as still in our employ or in the employ of a Related Entity for purposes of eligibility for participation in the 2005 Plan.
     The Committee administers the 2005 Plan. All compensation members must be “non-employee directors” as defined by Rule 16b-3 of the Exchange Act, “outside directors” for purposes of Section 162(m) of the Code, and independent as defined by the New York Stock Exchange or any other national securities exchange on which our securities may be listed for trading in the future. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, our board of directors may exercise any power or authority granted to the Committee. Subject to the terms of the 2005 Plan, the Committee is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2005 Plan and make all other determinations that may be necessary or advisable for the administration of the 2005 Plan.
     The Committee is authorized to grant stock options, including both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise (or the “change in control price,” as defined in the Plan, following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of an SAR are determined by the Committee, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant. For purposes of the 2005 Plan, the term “fair market value” means the fair market value of our common stock, awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee or our board of directors, the fair market value of our common stock as of any given date will be the closing sales price per share of our common stock as reported on the principal stock exchange or market on which our common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment or service generally are fixed by the Committee except that no option or SAR may have a term exceeding 10 years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months (or that the Committee otherwise determines will not result in a financial accounting charge to us), outstanding awards or other property having a fair market value equal to the exercise price, as the Committee may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the Committee. SARs granted under the 2005 Plan may include “limited SARs” exercisable for a stated period of time following a change in control of us or upon the occurrence of some other event specified by the Committee, as discussed below.
     The Committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of our common stock which may not be sold or disposed of, and which may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period specified by the Committee. A participant granted restricted stock generally has all of the rights of a shareholder of ours, unless otherwise determined by the Committee. An award of deferred stock confers upon a participant the right to receive shares of our common stock at the end of a specified deferral period, and may be subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.
     The Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards or otherwise as specified by the Committee.
     The Committee is authorized to grant shares of our common stock as a bonus free of restrictions, or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the 2005 Plan or other plans or compensatory arrangements, subject to such terms as the Committee may specify.
     The Committee is authorized to grant awards under the 2005 Plan that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of our common stock, purchase rights for shares of our common stock, awards with value and payment contingent upon our performance or any other factors designated by the Committee, and awards valued by reference to the book value of shares of our common stock or the value of securities of or the performance of specified subsidiaries or business units. The Committee determines the terms and conditions of such awards.
     The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions (including subjective individual goals) as may be specified by the Committee. In addition, the 2005 Plan authorizes specific performance awards, which represent a conditional right to receive cash, shares of our common stock or other awards upon achievement of certain preestablished performance goals and subjective individual goals during a specified fiscal year. Performance awards granted to persons whom the Committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by the Committee, be subject to provisions that should qualify such awards as “performance-based compensation” not subject to the limitation on tax deductibility by us under Code Section 162(m). For purposes of Section 162(m), the term “covered employee” means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among our four highest compensated named executive officers as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to a performance award intended to qualify under Section 162(m) of the Code is to be exercised by the Committee, not our board of directors.
     Subject to the requirements of the 2005 Plan, with respect to our “covered employees,” the Committee will determine performance award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination and forfeiture provisions and the form of settlement. One or more of the following business criteria for us, on a consolidated basis, and/or for Related Entities, or for business or geographical units of ours and/or a Related Entity (except with respect to the total shareholder return and earnings per share criteria), will be used by the Committee in establishing performance goals for performance awards to “covered employees” that are intended to qualify under Section 162(m): (1) earnings per share; (2) revenues or margins; (3) cash flow; (4) operating margin; (5) return on net assets, investment, capital, or equity; (6) economic value added; (7) direct contribution; (8) net income; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings after interest expense and before extraordinary or special items; operating income; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any of our ongoing bonus plans; (9) working capital; (10) management of fixed costs or variable costs; (11) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including strategic mergers, acquisitions or divestitures; (12) total shareholder return; (13) debt reduction; (14) comparable store sales; (15) inventory turn; (16) markdowns as a percentage of sales; and (17) selling, general and administrative expenses as a percentage of sales; and (18) any of the above goals determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the Committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of comparable companies. The Committee may exclude the impact of an event or occurrence which the Committee determines should appropriately be excluded, including without limitation (i) restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring charges, (ii) an event either not directly related to our operations or not within the reasonable control of our management, or (iii) a change in accounting standards required by generally accepted accounting principles.
     In granting performance awards, the Committee may establish unfunded award “pools,” the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of certain business criteria described in the 2005 Plan (including, for example, total shareholder return, net income, pretax earnings, EBITDA, earnings per share, comparable store sales, and return on investment).
     Awards may be settled in the form of cash, shares of our common stock, other awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee is authorized to place cash, shares of our common stock or other property in trusts or make other arrangements to provide for payment of our obligations under the 2005 Plan. The Committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2005 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the Committee may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3 of the Exchange Act.
     Awards under the 2005 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The Committee may, however, grant awards in exchange for other awards under the 2005 Plan awards or under other company plans, or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.
     The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement, vesting will occur automatically in the case of a “change in control” of the company, as defined in the 2005 Plan (including the cash settlement of SARs and “limited SARs” which may be exercisable in the event of a change in control). In addition, the Committee may provide in an award agreement that the performance goals relating to any performance based award will be deemed to have been met upon the occurrence of any “change in control.” Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined “change in control price,” which will be the higher of (i) the cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution or sale of substantially all of our assets, or (ii) the highest fair market value per share

(generally based on market prices) at any time during the 60 days before and 60 days after a change in control.
     For purposes of the 2005 Plan, a “change in control” will be deemed to occur upon the earliest of the following:
(a)	the acquisition by any Person of Beneficial Ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of either (1) our then outstanding shares of common stock (the “Outstanding Company Common Stock”) or (2) the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities); provided, however, that for this purpose, the following acquisitions will not constitute a Change of Control: (w) any acquisition directly from us; (x) any acquisition by us; (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any of our Related Entities; or (z) any acquisition by any corporation pursuant to a transaction which complies with clauses (1), (2) and (3) of (c) below; or

(b)	during any period of two (2) consecutive years (not including any period prior to the effective date of the 2005 Plan) individuals who constitute the board on the effective date of the 2005 Plan (the “Incumbent Board”) cease for any reason to constitute at least a majority of the board; provided, however, that any individual becoming a director subsequent to the effective date of the 2005 Plan whose election, or nomination for election by our shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the board; or

(c)	consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving us or any of our subsidiaries, a sale or other disposition of all or substantially all of our assets, or the acquisition of assets or stock of another entity by us or any of our subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (1) all or substantially all of the individuals and entities who were the Beneficial Owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns us or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding any employee benefit plan (or related trust) of ours or such corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (3) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the board, providing for such Business Combination; or

(d)	approval by our shareholders of our complete liquidation or dissolution.
     Our board of directors may amend, alter, suspend, discontinue or terminate the 2005 Plan or the Committee’s authority to grant awards without further shareholder approval, except shareholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Thus, shareholder approval may not necessarily be required for every amendment to the 2005 Plan which might increase the cost of the 2005 Plan or alter the eligibility of persons to receive awards. Shareholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our board of directors may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our board of directors, the 2005 Plan will terminate at such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 Plan.
     Claire’s Stores, Inc. 1999 Management Deferred Compensation Plan. Effective as of July 26, 1999, we adopted a non-qualified deferred compensation plan, referred to as the Claire’s Stores, Inc. 1999 Management Deferred Compensation Plan, or the 1999 Deferred Compensation Plan. The 1999 Deferred Compensation Plan was amended on January 1, 2001. In response to new legislation enacted at the end of calendar year 2004, the 1999 Deferred Compensation Plan was frozen, effective as of February 4, 2005, and no future contributions were made into the 1999 Deferred Compensation Plan on or after that date. The 1999 Deferred Compensation Plan will continue to remain in existence until all benefits are paid out to the participants and beneficiaries, in accordance with and pursuant to the terms set forth in the 1999 Deferred Compensation Plan.
     The purpose of the 1999 Deferred Compensation Plan was to permit some of our selected key employees to elect to defer all or a portion of their cash compensation to be received from us until the earlier of the termination of his or her employment with us or a specified date in the future, as indicated in the initial election form executed by the individual key employee. In the event of a change in control, as defined in the 1999 Deferred Compensation Plan, all amounts contributed to the 1999 Deferred Compensation Plan will become immediately payable to the participants in accordance with their individual account balances.
     The key employees had the ability to elect to defer up to one hundred (100%) of their base salary and one hundred percent (100%) of their bonuses for a plan year, which, for purposes of the 1999 Deferred Compensation Plan, is a calendar year.
     In addition to the elective deferrals described above, participants may have received a discretionary employer contribution which was determined by us on an annual basis. The individual amounts for each participant, which is not necessarily the same for each participant, was based upon a certain percentage of the participant’s base salary for the plan year and the number of years of employment with us. The actual percentage amounts are set forth in the 1999 Deferred Compensation Plan.
     Each participant is one hundred percent (100%) vested in all contributions, including elective deferrals and discretionary employer contributions, made on his or her behalf to the 1999 Deferred Compensation Plan, if any, at all times.
     Participants may select from a variety of investment alternatives, including life insurance, for purposes of calculating the investment return attributable to their elective deferrals and/or the non-discretionary employer contributions made on their behalf. Under the terms of the 1999 Deferred Compensation Plan, we will be required to pay out amounts to a participant based upon the investment alternatives selected by the participant.

     All amounts contributed to the 1999 Deferred Compensation Plan, including the participant elective deferrals and the discretionary employer contributions, were funded into a grantor rabbi trust and, thus, all such amounts remain subject to the claims of our creditors in the event we become bankrupt or insolvent.
     At the appropriate time of distribution, each participant will receive either a lump sum distribution or installment payments of the contributions, including the elective deferrals, the discretionary employer contributions and earnings thereon, if any, made to the 1999 Deferred Compensation Plan on his or her behalf. The actual method of distribution will depend upon the event which gives rise to the right of distribution. For example, if a participant terminates employment due to retirement, as defined in the 1999 Deferred Compensation Plan, he or she will have the option of receiving his or her benefits in the form of a lump sum or installments payable over either 5, 10 or 15 years. In the event that a participant dies while employed by us, his or her beneficiary or beneficiaries may be entitled to receive additional death benefits under the 1999 Deferred Compensation Plan. In-service withdrawals with a penalty or other withdrawals to cover unforeseen financial emergencies are also allowed, subject to the terms of the 1999 Deferred Compensation Plan.
     Claire’s Stores, Inc. 2005 Management Deferred Compensation Plan. In response to new legislation that was enacted at the end of calendar year 2004, we adopted a new non-qualified deferred compensation plan, referred to as the Claire’s Stores, Inc. 2005 Management Deferred Compensation Plan, or 2005 Deferred Compensation Plan, effective as of February 4, 2005. The 2005 Deferred Compensation Plan is substantially the same as the 1999 Deferred Compensation Plan, except for the changes required by the new legislation.
     The purpose of the 2005 Deferred Compensation Plan is to permit some of our selected key employees to elect to defer all or a portion of their cash compensation to be received from us until the earlier of the termination of his or her employment with us or a specified date in the future, as indicated in the initial election form executed by the individual key employee. In the event of a change in control, as defined in the 2005 Deferred Compensation Plan, all amounts contributed to the 2005 Deferred Compensation Plan will become immediately payable to the participants in accordance with their individual account balances.
     The key employees have the ability to elect to defer up to one hundred (100%) of their base salary and one hundred percent (100%) of their bonuses for a plan year, which, for purposes of the 2005 Deferred Compensation Plan, is a calendar year.
     In addition to the elective deferrals described above, participants may receive a discretionary employer contribution which is determined by us on an annual basis. The individual amounts for each participant, which is not necessarily the same for each participant, will be based upon a certain percentage of the participant’s base salary for the plan year and years of employment with us. The actual percentage amounts are set forth in the 2005 Deferred Compensation Plan.
     Each participant will be one hundred percent (100%) vested in all contributions, including elective deferrals and discretionary employer contributions, made on his or her behalf to the 2005 Deferred Compensation Plan, if any, at all times.
     Participants may select from a variety of investment alternatives, including life insurance, for purposes of calculating the investment return attributable to their elective deferrals and/or the non-discretionary employer contributions made on their behalf. Under the terms of the 2005 Deferred Compensation Plan, we will be required to pay out amounts to a participant based upon the investment alternatives selected by the participant.
     All amounts contributed to the 2005 Deferred Compensation Plan, including the participant elective deferrals and the discretionary employer contributions, will be funded into a grantor rabbi trust and, thus, all such amounts remain subject to the claims of our creditors in the event we become bankrupt or insolvent.

     At the appropriate time of distribution, each participant will receive either a lump sum distribution or installment payments of the contributions, including the elective deferrals, the discretionary employer contributions and earnings thereon, if any, made to the 2005 Deferred Compensation Plan on his or her behalf. The actual method of distribution will depend upon the event which gives rise to the right of distribution. For example, if a participant terminates employment due to retirement, as defined in the Deferred Compensation Plan, he or she will have the option of receiving his or her benefits in the form of a lump sum or installments payable over either a period from 5 to 15 years. In the event that a participant dies while employed by us, his or her beneficiary or beneficiaries may be entitled to receive additional death benefits under the 2005 Deferred Compensation Plan. In-service withdrawals to cover unforeseen financial emergencies are also allowed, subject to the terms of the 2005 Deferred Compensation Plan.
Compensation Committee Interlocks and Insider Participation
     No member of the compensation committee is now or ever was an officer or an employee of ours. During Fiscal 2007, none of our executive officers served on the board of directors or compensation committee of any company which any of our compensation committee members serve as executives or employees.
Compensation of Directors
     Cash Component. We do not pay director fees to directors who are our employees. For Fiscal 2007, our non-employee directors received an annual retainer of $65,000. The audit committee chairman received an additional annual retainer of $15,000 and all audit committee members, not including the chairman, received an additional annual retainer of $10,000. Other committee chairmen received an additional annual retainer of $7,500 and all members of other committees, not including the chairman, received an additional annual retainer of $5,000. Our non-employee directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. All fees earned by our non-employee directors are paid on a quarterly basis.
     Equity Component. On June 27, 2006, our non-employee directors received an annual grant of 4,600 shares of restricted stock for Fiscal 2007.
     Equity Retention Guidelines. In accordance with current guidelines in effect for our non-employee directors, as long as the non-employee director serves as our director, each non-employee director must retain at least 50% of each annual grant of restricted stock. In addition, the director must beneficially own (whether as a result of open market purchases, stock option exercises, or restricted stock grants) at least 5,000 shares of our common stock by no later than three years from the date the director is appointed or elected to the board, or, in the case of directors serving on the board as of August 16, 2005, by no later than the later of (x) three years from the date of their initial appointment or election to the board, or (y) August 16, 2007.

Fiscal 2007 Board of Directors Compensation (1)

	Fees Earned			All Other
	or Paid in	Stock		Compensation
Name	Cash ($)	Awards ($)		($)	Total ($)
Martha Clark Goss	$85,000	$112,148	(1)	0	$197,148
Bruce G. Miller	87,000	112,148	(1)	0	199,148
Steven H. Tishman	73,000	112,148	(1)	0	185,148
Ann Spector Lieff	71,500	112,148	(1)	0	183,648

(1)	On June 27, 2006, each of our non-employee directors received an annual grant of 4,600 shares of restricted stock, subject to forfeiture in the event the director no longer serves as a director of ours for any reason, other than as a result of death, disability, or a change in control, on the earlier to occur of (x) the day prior to the date of the next annual meeting, or (y) one year from the date of grant. The aggregate dollar amount was determined in accordance with the provisions of SFAS 123(R), but without regard to any estimate of forfeitures related to service-based vesting conditions. See Note 6 to our Consolidated Financial Statements in our Form 10-K for Fiscal 2007 regarding the relevant assumptions underlying these valuations. Dividends are paid on our common stock, which includes our restricted stock.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information as of February 3, 2007 with respect to compensation plans, including individual compensation arrangements, under which our common stock and Class A common stock are authorized for issuance.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	484,000	$16.31	9,192,709
Equity compensation plans not approved by security holders	—	—	—

Total	484,000	16.31	9,192,709

Security Ownership
     The following table shows the number of shares of common stock and Class A common stock beneficially owned as of April 26, 2007 by the following individuals or groups:
•	each person who we know beneficially owns more than 5% of either class of our common stock;

•	each director;

•	each nominee for director;

•	each named executive officer named in the Summary Compensation Table; and

•	all of our directors and named executive officers as a group.

     The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the shareholders for their approval, except for such separate class votes as are required by law.
     Unless otherwise indicated, the address for each named person is c/o Claire’s Stores, Inc., 3 S.W. 129th Avenue, Pembroke Pines, Florida 33027, and each named person has sole voting and investment power over the shares shown below. The number of shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following table is based on 93,081,774 shares of common stock and 4,865,183 shares of Class A common stock outstanding as of April 26, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options that are presently exercisable or exercisable within 60 days of April 26, 2007 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person. As of April 26, 2007, 93,081,774 shares of our common stock were outstanding (consisting of 88,216,591 shares of common stock and 4,865,183 shares of Class A common stock), and the ownership percentages reflected in the table below are based on the number of shares outstanding as of such date.

	Shares of			Shares of Class A
	Common Stock		Percent	Common Stock		Percent	Combined Percent
Name and Address of Beneficial Owner	Beneficially Owned		of Class	Beneficially Owned		of Class	of Voting Securities
Rowland Schaefer	2,764,452	(1)	3.1	4,475,850	(5)	92.0	34.7

E. Bonnie Schaefer (2)	2,906,114	(3)(4)	3.3	4,475,850	(5)	92.0	34.8

Marla L. Schaefer (2)	3,012,551	(4)(6)	3.4	4,475,850	(5)	92.0	34.9
Royce & Associates, LLC (7)
1414 Avenue of the Americas
New York, NY 10019	6,732,920	(7)	7.6	—		—	4.9

Ira D. Kaplan (2)	41,200		*	—		—	*
Bruce G. Miller (8)
18 Columbia Turnpike
Florham Park, NY 07932	136,400		*	—		—	*
Steven H. Tishman (8)
c/o Rothschild Inc.
1251 Avenue of the Americas
51st Floor
New York, NY 10020	31,200	(9)	*	—		—	*
Ann Spector Lieff (8)
P.O. Box 430330
Miami, FL 33243	29,200	(9)	*	—		—	*

Martha Clark Goss (8)	15,733		*	—		—	*
All directors and current named executive officers as a group (7 persons)	3,495,255	(10)	3.9	4,475,850	(5)	92.0	35.2

*	Less than 1% of the shares outstanding of such class.

(1)	Includes (i) 68,865 shares of common stock held by Schaefer Family Holdings, Inc., (ii) 1,862,362 shares held by Rowland Schaefer Trust U/A/D 2/2/01, (iii) 745,916 shares held by Sylvia Schaefer Trust, (iv) 86,165 shares held by Schaefer/Wisenthal Partnership, LLLP, and (v) 1,144 shares held by Schaefer Family Holdings No. 2. Mr. Schaefer disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(2)	The named individual is a director and a named executive officer of the Company.

(3)	Includes (i) 150,000 shares subject to currently exercisable stock options, (ii) 75,000 shares of restricted stock, of which 37,500 shares remain subject to forfeiture pursuant to the terms of the restricted stock grant, and (iii) 3,971 other shares directly owned.

(4)	Includes (i) 68,865 shares of common stock held by Schaefer Family Holdings, Inc., (ii) 1,862,362 shares held by Rowland Schaefer Trust U/A/D 2/2/01, and (iii) 745,916 shares held by The Sylvia Schaefer Trust. Bonnie Schaefer and Marla Schaefer disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein. Excludes 86,165 shares held by Schaefer/Wisenthal Partnership, LLLP and 1,144 shares held by Schaefer Family Holdings No. 2 referenced in footnote 1 because neither Bonnie Schaefer nor Marla Schaefer have present voting or investment control over these shares.

(5)	Shares held by the Schaefer A Partnership. Rowland Schafer, Bonnie Schaefer and Marla Schaefer disclaim beneficial ownership of these shares, except to the extent of their respective pecuniary interest therein.

(6)	Includes (i) 150,000 shares subject to currently exercisable stock options, (ii) 75,000 shares of restricted stock, of which 37,500 shares remain subject to forfeiture pursuant to the terms of the restricted stock grant, and (iii) 110,408 other shares directly owned.

(7)	Based on a Schedule 13G filed on January 19, 2007 with the SEC by Royce & Associates, LLC.

(8)	The named individual is a director of the Company.

(9)	Includes 20,000 shares subject to currently exercisable stock options.

(10)	Includes an aggregate of 340,000 shares issuable upon the exercise of stock options currently exercisable.
ITEM 13. Certain Relationships, Related Transactions and Director Independence
     We lease our executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Each of E. Bonnie Schaefer and Marla Schaefer, our Co-Chairmen, as well as a sister of our Co-Chairmen, have an approximately 32% ownership interest in the general partnership, and Ira D. Kaplan, our Chief Financial Officer, has an approximately 5% ownership interest in the general partnership. During Fiscal 2007, we paid Rowland Schaefer & Associates, Inc. approximately $964,000 for rent, real estate taxes and operating expenses as required under the lease. After obtaining approval of our corporate governance and nominating committee, we executed a new lease in January 2004 which expires on December 31, 2013.
     We lease retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by our two Co-Chairmen and a sister of our Co-Chairmen. During Fiscal 2007, we paid approximately $474,000 for rent to 720 Lexington Realty LLC. The lease expired on January 31, 2005 and our corporate governance and nominating committee approved the terms of a new lease in January 2005. The new lease terms provide for a five-year term with a five year renewal option, and annual rental payments of $460,000 (exclusive of real estate taxes and other operating expenses to be paid by us under the lease). As a result of the sale of the building in February 2007 by 720 Lexington Realty LLC to an unrelated third party, the lease was assigned to the new owner, and lease payments subsequent to the closing date are now made to the new owner.
     Management believes that these lease arrangements are on no less favorable terms than we could obtain from unaffiliated third parties.
     We entered into an agreement, effective as of November 30, 2003, with Rowland Schaefer, who at the time was on a medical leave of absence from his position as our chairman and chief executive officer. Mr. Schaefer is the father of each of E. Bonnie Schaefer and Marla Schaefer, our Co-Chief Executive Officers and Co-Chairmen. Pursuant to the agreement, Mr. Schaefer resigned as chairman and chief executive officer and all other positions as an officer and director of any of our companies and his employment agreement was terminated. Mr. Schaefer agreed to provide consulting services to us and to serve as Chairman Emeritus of the board. As consideration for terminating the employment agreement and his continued service as Chairman Emeritus, Mr. Schaefer receives an aggregate annual payment of $1,300,000, payable for each of the five years from the date of his resignation.
ITEM 14. Principal Accounting Fees and Services
Relationship With Our Independent Registered Public Accounting Firm
     The firm of KPMG LLP has been our independent registered public accounting firm since 1993 and will be our independent registered public accounting firm for the current fiscal year unless the audit committee or board of directors deems it advisable to make a substitution. Our board of directors and the audit committee, in their discretion, may change the appointment at any time during the year if they determine that such change would be in our best interest and the best interest of our shareholders.
Fees Paid To Our Independent Registered Public Accounting Firm
     We were billed an aggregate of $1,681,000 and $1,927,000 by KPMG LLP for Fiscal 2006 and Fiscal 2007, respectively, as follows:
     Audit Fees
     For professional services rendered for the annual audit of our consolidated financial statements, annual audit of our internal control over financial reporting, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,649,000 for Fiscal 2006 and $1,860,000 for Fiscal 2007.
     Audit-Related Fees
     For professional services related to an audit of employee benefit plans and turnover certificates for Claire’s Accessories UK Ltd., $28,000 for Fiscal 2006. For professional services related to an audit of employee benefit plans and turnovers certificates for Claire’s Accessories UK Ltd., and Claire’s France S.A.S., $34,000 for Fiscal 2007.
     Tax Fees
     For tax compliance, $0 for Fiscal 2006 and Fiscal 2007.
     All Other Fees
     For licenses for accounting research and tax compliance software, $4,000 for Fiscal 2006. For licenses for tax compliance software and workpaper access review, $33,000 for Fiscal 2007.
     Pre-Approval Policies and Procedures
     We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting.
     All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2006 and Fiscal 2007 were pre-approved by the audit committee.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
     1. Financial Statements
Financial Statements have been omitted because the required information was filed with our Original Filing.
     2. Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto which was filed with our Original Filing, or the omitted schedules are not applicable.
     3. Exhibits

(2)(a)	Agreement and Plan of Merger dated March 20, 2007 between Bauble Holdings, Corp., a Delaware corporation, Bauble Acquisition Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of Parent and Claire’s Stores, Inc., a Florida corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 22, 2007).

(3)(a)	Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (formerly known as CSI Florida Acquisition, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2000).

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Claire’s Stores, Inc. (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(3)(c)	Amended and Restated Bylaws of Claire’s Stores, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 6, 2006).

(4)(a)	Rights Agreement, effective May 30, 2003 between Claire’s Stores, Inc. and Wachovia Bank, N.A., as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Articles of Amendment Designating the Series A Junior Participating Preferred Stock of Claire’s Stores, Inc.; Exhibit B — Form of Right Certificate; Exhibit C — Summary of Rights to Purchase Shares of Preferred Shares of Claire’s Stores, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 23, 2003).

(4)(b)	First Amendment to Rights Agreement dated as of March 20, 2007 to the Rights Agreement, dated May 30, 2003 by and between Claire’s Stores, Inc.

and American Stock Transfer and Trust Company, as successor to Wachovia Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 22, 2006).

(4)(c)	Shareholder Agreement dated as of March 20, 2007, among Bauble Holdings, Corp., a Delaware corporation, Bauble Acquisition Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of Parent, and each of the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 22, 2007).

(10)(a)	Amended and Restated 1996 Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005 relating to the 2003 Annual Meeting of Stockholders).

(10)(b)	401(k) Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1992).

(10)(c)	2005 Management Deferred Compensation Plan effective as of February 4, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 8, 2005).

(10)(d)	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(e)	Retirement Agreement dated December 2003 between Claire’s Stores, Inc. and Rowland Schaefer (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(f)	Loan and Security Agreement dated March 31, 2004 by and among, the Company, as lead borrower for BMS Distributing Corp., Claire’s Boutiques, Inc., CBI Distributing Corp., and Claire’s Puerto Rico Corp., Fleet Retail Group, Inc., as administrative agent for and the revolving credit lenders and other financial institutions or entities from time to time parties thereto, and Fleet National Bank as issuer (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed on April 15, 2004).

(10)(g)	2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10 (c) to the Company’s Annual Report on Form 10-K filed on April 13, 2005).

(10)(h)	Amended and Restated Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Bonnie Schaefer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(10)(i)	Amended and Restated Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Marla Schaefer

(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(10)(j)	Employment Agreement dated January 18, 2007 between Claire’s Stores, Inc., a Florida corporation and Ira Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2007).

(24)	Power of Attorney (incorporated by reference the Company’s Annual Report on Form 10-K filed on April 19, 2007).

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit nos. (10)(a), (10)(b), (10)(c), (10)(e), (10)(g), (10)(h), and (10)(i).

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

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

May 25, 2007	By:	/s/Ira D. Kaplan

Ira D. Kaplan, Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 25, 2007	*

Marla L. Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

May 25, 2007	*

E. Bonnie Schaefer, Co-Chairman of the Board of Directors (principal co-executive officer and director)

May 25, 2007	*

Ira D. Kaplan, Senior Vice President, Chief Financial Officer and Director (principal financial and accounting officer and director)

May 25, 2007	*

Martha Clark Goss, Director

May 25, 2007	*

Ann Spector Lieff, Director

May 25, 2007	*

Bruce G. Miller, Director

May 25, 2007	*

Steven H. Tishman, Director

* The undersigned, by signing his name hereto, does sign and execute this amendment to the report pursuant to the Power of Attorney executed by the above-named officers and directors of Claire’s Stores, Inc. and previously filed with the Securities and Exchange Commission.

By:	/s/ Ira D. Kaplan

Ira D. Kaplan
Attorney-in-fact

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.