Form 10-K
period 2008-02-02
CLAIRES STORES INC
filed 2008-04-25
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Nos. 1-8899 and 333-148108
Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 S.W. 129th Avenue, Pembroke Pines, Florida	33027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 433-3900
Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero. The registrant is a privately held corporation.
As of April 1, 2008, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I.
Explanatory Notes
We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.
On March 20, 2007, our former Board of Directors approved an agreement (the “Merger Agreement”) to sell the Company to Apollo Management VI, L.P. (“Apollo”), together with certain affiliated co-investment partnerships (collectively the “Sponsor”), through a merger of Bauble Acquisition Sub, Inc., a wholly-owned subsidiary of Bauble Holdings Corp., both of which are entities affiliated with Apollo, into Claire’s Stores, Inc. (the “Merger”). On May 24, 2007, our shareholders approved the Merger at a special meeting of shareholders. On May 29, 2007, the Merger occurred and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc., f/k/a Bauble Holdings Corp. (“Holdings”). The Merger was financed by the issuance of $250.0 million aggregate principal amount of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million aggregate principal amount of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), and $335.0 million aggregate principal amount of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Notes”). The Notes are guaranteed by all wholly-owned domestic subsidiaries of Claire’s that guarantee our $1.45 billion senior secured term loan facility and $200.0 million senior secured revolving credit facility (collectively the “Credit Facility”).
Upon consummation of the Merger the Company delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Act of 1934. The last day of trading on the NYSE was May 29, 2007.
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007.
Our fiscal year ends on the Saturday closest to January 31. We refer to the fiscal year ended February 3, 2007 as “Fiscal 2007”, the fiscal year ended February 2, 2008 as “Fiscal 2008” and the fiscal year that will end on January 31, 2009 as “Fiscal 2009.”
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2008.
Statement Regarding Forward-Looking Disclosures
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, planned capital expenditures, upgrades to our information technology systems, and new store openings for future fiscal years, are forward-looking statements within the meaning of the Act. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” and elsewhere in this Form 10-K, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business
The Company
We believe we are the world’s largest specialty retailer of value-priced, fashion-right costume jewelry and accessories focusing on girls and young women in the 7 to 27 age range. We are organized based on our geographic markets, which include our North American operations and our European operations. As of February 2, 2008, we operated a total of 3,040 stores, of which 2,135 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American operations) and 905 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, the Netherlands and Germany (our European operations). Our stores are operated mainly under the trade names “Claire’s” and “Icing.”
In addition, as of February 2, 2008, we franchised 166 stores in the Middle East, Turkey, Russia, Poland, South Africa and Guatemala under franchising agreements. We account in our North America division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European division in “Other income” in our consolidated financial statements included in this Annual Report.
We also operated, as of February 2, 2008, 198 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North America division in “Other income” in our consolidated financial statements included in this Annual Report.
Our primary store concept in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13-17) and tweens (ages 7-11). Claire’s customers also include children (ages 3-5), marketed through our “Claire’s Club” brand. Our second store concept in North America is Icing, which caters to college students and young women entering the work force between the ages of 18 and 27.
We offer a wide selection of merchandise, which in Fiscal 2008 typically ranged in retail price between $2.00 and $24.00, with an average selling price of approximately $4.40, and an average transaction value of approximately $13.00, net of promotions and markdowns, in two principal product categories.
•	Jewelry (53.6% of Fiscal 2008 net sales) — Which includes earrings, including ear piercing studs, necklaces, bracelets and rings; and

•	Accessories (46.4% of Fiscal 2008 net sales) — Which includes hairgoods, handbags, small leather goods, and other fashion accessory classifications, as well as cosmetics.
We believe that we are the leading jewelry and accessories destination for our target customers because of our value orientation at competitive prices, our broad selection of merchandise, a fun experience and exciting in-store environment, and excellent customer service.
The differentiation of our Claire’s and Icing concepts allows us to operate multiple store locations within a single mall. In North America, our stores are located primarily in shopping malls and average approximately 1,200 square feet. In Europe and Japan, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 600 square feet.
We also have a substantial organization dedicated to developing and sourcing our products, including our Company-owned and operated Hong Kong sourcing, buying and logistics office, RSI. The majority of our products are manufactured to our specifications through a global network of suppliers and vendors.
Our mission is to be the global leader in our retail niche, offering value-priced, fashion right costume jewelry and accessories targeted to the life-style and ever-growing disposable income of tweens, teens and young women.
A description of the Company’s recent history is described in the Explanatory Notes set forth at the beginning of this Annual Report.

Industry Overview
We compete in the large and growing global market for costume jewelry and accessories. Costume jewelry allows consumers to achieve the latest looks at a fraction of the cost of higher-priced jewelry. According to Euromonitor, the market for costume jewelry and accessories generated approximately $138 billion in retail sales globally in 2006, comprised of $58 billion in costume jewelry and $80 billion in accessories. From 2001 through 2006, these markets grew at a compound annual rate of 6.1%, 4.9% and 7.0%, respectively. In addition, the global market for costume jewelry and accessories has grown each of the last five years.
Within this market, our offerings of value-priced jewelry and accessories primarily address girls and young women. We believe this is an attractive target demographic for the following reasons:
•	Large Customer Base. According to U.S. Census estimates, there were over 40 million girls and young women between the ages of 5 and 24 in the United States in 2005. According to Euromonitor, there were over 57 million girls and young women between the ages of 5 and 24 in Western Europe in 2006.

•	Significant Spending Power. U.S. teenagers (ages 12-21) spend approximately $220 billion according to U.S. Census estimates. In addition, according to a 2006 teen consumer spending power report by Mintel, jewelry and accessories represented more than 40% of spending by U.S. females ages 12-27.

•	High Shopping Frequency. Shoppers tend to frequently visit their destination for value-priced jewelry and accessories. For example, Claire’s 8 to 17 year old customers averaged 10.6 visits and 5.7 purchases, according to the 2004 Harris Interactive study.
Our Competitive Strengths
Established Global Category Leader with Strong Brand Recognition. We believe we are the world’s largest specialty retailer of value-priced fashion-right costume jewelry and accessories to girls and young women and the category leader in the markets in which we compete. We have a presence in 95% of all U.S. shopping malls. According to the 2004 Harris Interactive study, 98% of U.S. teenage girls knew the Claire’s name and 69% of U.S. women ages 8 to 54 visited a Claire’s store in the year prior to the study, while 58% made a purchase. Our products and brand name are featured in editorial coverage and press clips in popular periodicals, reinforcing our presence and allowing us to operate without incurring any advertising expenses for external media.
Proven Go-to-Market Strategy. We have a proven merchandising strategy supported by efficient, low-cost global sourcing capabilities. We offer a broad selection of up-to-date, exciting merchandise at value prices. Approximately two-thirds of our net sales are generated from the sale of always in style, everyday products. To keep our assortment fresh and exciting, we typically replenish our stores three to five times per week. We employ a low-cost sourcing strategy that is diversified across approximately 600 suppliers. Approximately 86% of our Fiscal 2008 merchandise was purchased from suppliers outside the United States, including approximately 70% purchased from China which we believe provides us with a significant cost advantage. The majority of our international purchases are made directly from manufacturers through our sourcing, buying and logistics offices in Hong Kong and China, enabling us to buy and source merchandise rapidly and cost effectively.

Diversification Across Geographies and Merchandise Categories. As of February 2, 2008, we operated a total of 3,040 stores, of which 2,135 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands and 905 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, the Netherlands, and Germany. In addition, as of February 2, 2008, we franchised 166 stores in the Middle East, Turkey, Russia, Poland, South Africa, and Guatemala under franchising agreements and operated 198 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. During Fiscal 2008, we generated approximately 65.9% of our net sales from North America and 34.1% from the 10 countries in our European operations.
In addition, 53.6% of our Fiscal 2008 net sales were derived from the jewelry category, with the remaining 46.4% were derived from the accessories category. Our net sales are diversified across approximately 11,000 stock-keeping units (“SKUs”) and are not dependent on any one category, product or style.
Compelling Unit Economics. We have grown our Company-operated store base to 3,040 in Fiscal 2008. Our stores realize a high return on invested capital, and approximately 96% of our stores that were open for at least one year were cash flow positive in Fiscal 2008. Our average store has an initial investment of approximately $180,000, including leasehold improvements, fixtures, and net working capital, and a payback period of less than two years. In addition, we refresh and invest in our store base to maintain our fun and exciting in-store environment. Our minimal working capital requirements result from high merchandise margins, low unit cost of our merchandise and the limited seasonality of our business. Over the past three fiscal years, no single quarter represented less than 21% or more than 32% of annual net sales for the respective year.
Strong and Experienced Management Team. We have a strong and experienced management team with extensive retail experience. Gene Kahn is our Chief Executive Officer. Mr. Kahn was formerly Chairman and Chief Executive Officer of The May Department Stores Company from May 2001 until January 2005 after serving as President and Chief Executive Officer since May 1998. Mark Smith is our President and Managing Director of Europe. Mr. Smith led our European operations from 1996 to 2002, during which time our European store base grew from 48 to 577 stores. Since December 2007, we have strengthened our senior management team with individuals possessing strong industry, management and leadership experience. In December 2007, we expanded our senior management team by appointing James Conroy as Executive Vice President. Mr. Conroy has over 15 years of experience in retail. In February 2008, we appointed J. Per Brodin as Senior Vice President and Chief Financial Officer. Mr. Brodin has extensive financial accounting and management skills within and outside of retail. In April 2008, we hired John A. Zimmermann as President North America, who has over 25 years of retail experience, spending the last six years with Zale Corporation, most recently as Corporate Vice President and President, Zale North America.
Our Business Strategy
We continue to focus on driving same stores sales and new store sales and increasing profitability and cash flow through the following strategies:
Build on Effective Organizational Model. We are recruiting executives who possess strong industry, management and leadership experience. We are committed to having a strong team able to step up to challenges associated with exceeding our expectations. We have recently strengthened our management team based on an organizational model developed to provide the framework with which we will operate and to provide us with appropriate structure, better discipline and communication across our Company.

Our organizational model is defined into five groupings:
•	Corporate, comprised of senior leaders that set our strategies and provide oversight to help drive sales.

•	North American Division, our largest group, with fundamental responsibility for the Claire’s and Icing brands in North America from merchandise concept, to delivery, in-store set-up and execution, to selling and building our brand and connecting with our customers.

•	European Division, formally established at the time of the Merger in May 2007 under one leader based in Europe, to better maximize our growth potential in Europe, with similar operating responsibilities as the North American Division.

•	International Group, which is comprised of our Franchise and Joint Venture business, dedicated to identifying and fostering partnerships and providing oversight to these business groups to ensure execution and integrity of our brand and store concepts.

•	RSI, our sourcing, buying and logistics subsidiary based in Hong Kong, with responsibility for coordinating merchandise procurement, overseas vendor relationships and quality control, including supervising our global testing requirements.
In addition to the recent hires in our senior management team discussed above, we are in the final phases of recruiting for a new position, Chief Merchandise Officer (CMO). The CMO will oversee our global merchandise strategy, focusing on assortment planning, selection, and buying processes from pre-trend development and each delivery period line concept through to merchandise commitment.
Strengthen our Merchandise Offense. We are focusing our efforts on our merchandise assortment to improve the relevance of our product selection by embracing the customer profiles that we have developed through research and thinking of our customer along the full expanse of our accessory and jewelry businesses. The three major components of our merchandise offense are:
•	Research and fact gathering, to better understand our market and competitive landscape. We have completed an in-depth study of our Claire’s North America customer and developed targeted customer profiles for our young (13-17), younger (7-11) and youngest (3-5) customers. We plan to conduct similar research of our Claire’s European and Icing customers.

•	Improve the planning and buying surrounding our merchandise assortments, so we can impact the content, spirit, and relevance of our merchandise offering. We are taking various steps to achieve this initiative, including focusing on three fashion sensibilities: trend, fashion core, and basic; implementing good-better-best price point tiering; and better monitoring of our entry and exit points in the fashion cycle.

•	Create a dynamic merchandising cycle to narrow our focus and bring better balance to our merchandise assortment through various initiatives, including:
•	structuring five distinct buying periods with merchandise recaps during the development process, ongoing styleouts, and product placement reviews.

•	ensuring our in-store plan-o-gram process will begin from product inception and continue through in-store execution.

•	implementing a merchandising strategy that presupposes a 50% global assortment, 25% customized for either North America or Europe, and the remaining 25% to be regionalized or localized as appropriate.

•	enhancing sourcing capabilities by leveraging our buying power, narrowing our vendor base, and continuing to develop a team orientation to provide our customer with value, quality, and a timely product offering.

Implement Our Pan European Transformation (PET). We are beginning to implement the initial phases of our strategy to form a new European division that will have start to finish responsibility for buying, operations, and real estate for our European operations.
•	Transition merchandising responsibility, including buying and planning for continental Europe, currently residing in North America, to the European group, based in Birmingham, United Kingdom.

•	Consolidate distribution operations currently in multiple locations in Europe to a single distribution center model for all of Europe based in Birmingham, United Kingdom.

•	Leverage the best of both the North America and European information systems for roll-out in Europe and then globally.

•	Create a more traditional store operations structure to further enhance our real estate function and store execution, including the establishment of three operating regions, each led by a Managing Director.
Reposition Icing. We are continuing our focus on the Icing concept in North America to achieve the differentiation and transformation that should make Icing a profitable stand-alone concept. Key components of this strategy include:
•	Conduct market, competitor and customer research to further evolve the Icing strategy and merchandising concept.

•	Separate the buying, planning and allocation for Claire’s and Icing into two separate organizations to focus these teams on one brand, either Claire’s or Icing.
Focus on Expense Reduction Opportunities. We are intensifying our efforts to reduce expenses to counterbalance the adverse impact of the current economic downturn affecting many retailers. We will flex variable costs down and intend to eliminate fixed costs in both payroll and non-payroll areas.
Stores
Our stores in North America are located primarily in shopping malls and average approximately 1,200 square feet. Our stores in Europe are located primarily on high streets, in shopping malls and in high traffic urban locations and average approximately 600 square feet. Each store uses our proprietary collateral, which enhance the presentation of a wide variety of items in a relatively small space.
Our stores are distinctively designed for customer identification, ease of shopping and display of a wide selection of merchandise. Store hours are dictated by shopping mall operators and our stores are typically open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and, where permitted by law, from noon to 5:00 p.m. on Sunday.
Approximately 68% of our sales in Fiscal 2008 were made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.
Purchasing and Distribution
We purchased our merchandise from approximately 600 suppliers in Fiscal 2008. Approximately 86% of our merchandise in Fiscal 2008 was purchased from outside the United States, including approximately 70% purchased from China. We are not dependent on any single supplier for merchandise purchased. All merchandise is currently shipped from suppliers to our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago (which services our North American stores as well as our stores operated under franchise agreements outside of North America); our distribution facility in Birmingham, United Kingdom (which services our stores in the United Kingdom, Ireland, France, Belgium and the Netherlands); our distribution facility in Zurich, Switzerland (which services our stores in Switzerland); and our distribution facility in the Netherlands (which services our stores in Spain, Portugal, Austria and Germany). We are in the process of transitioning the distribution operations in our Netherlands and Switzerland facilities to our Birmingham, United Kingdom facility. After inspection in our distribution center, merchandise is shipped by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically replenish our stores three to five times a week.

Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining adequate store in-stock levels, (3) enhancing store labor efficiency, and (4) optimizing our overall investment in inventory. We determine the allocation of merchandise to our stores based on an analysis of various factors, including size, location, demographics, sales and inventory history. Merchandise typically is sold at its original marked price, with the length of time our merchandise remains at the original price varying by item. We review our inventory levels to identify slow-moving merchandise and use markdowns and promotions to clear this merchandise. Markdowns and promotions may be used if inventory exceeds customer demand for reasons of design, seasonal adaptation or changes in customer preference, or if it is otherwise determined that the inventory will not sell at its currently marked price.
We are transitioning the merchandising responsibility for Continental Europe that currently resides in North America to Birmingham, United Kingdom. As a result of this shift, all buying and planning for our European business will be done from Europe. Concurrent with this shift, we are also separating the buying for Claire’s and Icing in North America into two separate organizations. We have also created a new corporate position, Chief Merchandise Officer (CMO), to oversee in their entirety our merchandise strategies for our global business. The CMO will work in concert with our General Merchandise Managers in North America and Europe, as well as have direct responsibility for our fashion, trend, product innovation and product design and development teams. We are in the final phase of recruiting for this position.
Store Management
Our President North America is responsible for managing our North American stores and reports to our Chief Executive Officer. Our stores are organized and controlled on a district level. As of February 2, 2008, we employed 226 District Managers in North America, each of whom oversees and manages approximately 9 stores in their respective geographic area and reports to 1 of 22 Regional Managers. Each Regional Manager in North America reports to one of five Territorial Vice Presidents, who report to the Senior Vice President of Store Operations and Real Estate. The Senior Vice President of Store Operations and Real Estate reports to our President of North America. Each store is typically staffed by a Manager, an Assistant Manager and one or more part-time employees.
Our President and Managing Director of Europe reports to our Chief Executive Officer. We have recently created a more traditional store operations structure in Europe. We now have three operating regions within Europe: (1) United Kingdom and Ireland (Region 1), (2) France, Spain, Portugal and Belgium (Region 2), and (3) Switzerland, Austria, Netherlands and Germany (Region 3). Each region is led by a Managing Director, who reports to our Chief Operating Officer (COO) in Europe. Our COO Europe reports to our President and Managing Director of Europe, and has responsibility for both Stores and Real Estate.
Store Openings, Closings and Future Growth
For Fiscal 2008, we opened 126 stores and closed 78 stores, for a net increase of 48 stores. In our European group, we increased our operations by 46 stores, net, resulting in a total of 905 stores. In North America, we increased our operations by 2 stores, net, to 2,135 stores. “Stores, net” refers to stores opened, net of closings, if any. In Fiscal 2009, we expect a net increase of approximately 70 to 80 company owned stores, primarily in Europe, approximately 15 new stores in our Japanese joint venture, and approximately 20 new stores in our franchise operations.
We closed stores in Fiscal 2008 primarily due to certain locations not meeting our established profit benchmarks, the unwillingness of landlords to renew leases on terms acceptable to us, and the elimination of stores in connection with our acquisition of Afterthoughts. Most of these stores were closed at or near lease expiration. We have not experienced any substantial difficulty in renewing desired store leases and have no reason to expect any such difficulty in the future.

We plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2008, which includes leasehold improvements and fixtures, averaged approximately $180,000 per store. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our European operations.
Brand Building
Our continued ability to develop our existing brand is a key to our success. We believe our distinct brand name is among our most important assets globally. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We plan to invest in the development of our brand through consumer research, as well as continue to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores and a focus on the clarity of the merchandise offering for each targeted customer, ease of shopping and customer service.
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “The Icing,” and “Icing by Claire’s.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in the Middle East, Turkey, Russia, Poland, South Africa and Guatemala. We also license our Claire’s mark under our joint venture arrangement in Japan. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
Management Information Systems
Management information systems are key to our business strategy. Our information and operational systems use a broad range of both purchased and internally developed applications to support our retail operations, financial, real estate, merchandising, inventory management and marketing processes. Sales information is automatically collected from POS terminals in our stores on a daily basis. We have developed proprietary software to support key decisions in various areas of our business including merchandising, allocation and operations. We periodically review our critical systems to evaluate disaster recovery plans and the security of our systems.
Competition
The specialty retail business is highly competitive. We compete on a national, regional and local level with other specialty and discount store chains and independent retail stores. Our competition also includes Internet, direct marketing to consumer and catalog businesses. We also compete with department stores, mass merchants and other chain store concepts. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, price, merchandise, store location and customer service.
Seasonality
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2008 were 23%, 24%, 24%, and 29%, respectively.
Employees
On February 2, 2008, we had approximately 18,700 employees, approximately 57% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.

Available Information
Prior to the consummation of the Merger on May 29, 2007, when the common stock of Claire’s Stores, Inc. was publicly traded on the New York Stock Exchange, the Company made available free of charge through its website www.clairestores.com, all materials that Claire’s Stores, Inc. filed electronically with the Securities Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
As a result of becoming a privately-held company upon the consummation of the Merger and the issuance in a private placement of the Notes, the Company was not required to file these reports with the SEC. However, in accordance with the indenture governing these notes, reports were prepared on a basis that was equivalent to, but not filed with, the SEC, and such reports were furnished to noteholders by making them available on the Company’s website. In February 2008, the notes were exchanged for new notes with terms that were identical to the original notes except that the exchange notes were registered under the Securities Act. At such time, the Company once again became subject to filing obligations with the SEC pursuant to the Securities Exchange Act. The Company has made available free of charge through its website all materials subsequently filed by the Company electronically with the SEC, including its Registration Statement on Form S-4 and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
Investors may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company or its predecessors filed electronically with the SEC.
Item 1A. Risk Factors
These risks could have a material adverse effect on our business, financial position or results of operations. The following risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results.
Risks Relating to Our Company
Our business is affected by consumer spending patterns.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, such as recessionary and inflationary environments, the levels of disposable consumer income, energy costs, consumer debt, interest rates and consumer confidence. Declines in consumer spending on value-priced jewelry and accessories could have a material adverse effect on our operating results.
Fluctuations in consumer preference may adversely affect the demand for our products and result in a decline in our sales.
Our retail value-priced jewelry and accessories business fluctuates according to changes in consumer preferences. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline, and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our results of operations and adversely affect our gross margins. In addition, if we miscalculate customer tastes and our customers come to believe that we are no longer able to offer merchandise that appeals to them, our brand image may suffer.

Advance purchases of our merchandise make us vulnerable to changes in consumer preferences and pricing shifts and may negatively affect our results of operations.
Fluctuations in the demand for retail accessories and apparel especially affect the inventory we sell because we usually order our merchandise in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We must enter into contracts for the purchase and manufacture of merchandise with our suppliers in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. As a result, if sales do not meet our expectations, our results of operations may be negatively impacted.
A disruption of imports from our foreign suppliers or significant fluctuation in the value of the U.S. dollar or foreign exchange rates may increase our costs and reduce our supply of merchandise.
We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 600 suppliers in Fiscal 2008. Approximately 86% of our Fiscal 2008 merchandise is purchased from suppliers outside the United States, including approximately 70% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future.
Historically, substantially all of our foreign purchases of merchandise have been negotiated and paid for in U.S. dollars. As a result, our sourcing operations also may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and other trade disruptions.
Additionally, if China further adjusts the exchange rate of the Chinese yuan or allows the value to float, we will likely experience an increase in the cost of our merchandise purchased from China.
Our cost of doing business could increase as a result of changes in federal, state or local regulations.
Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets. In addition, changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to metal content in jewelry, could increase our cost of doing business and could adversely affect our sales results. The U.S. Congress, as well as various states and the Consumer Product Safety Commission, have proposed various standards for lead content in jewelry. Our inability to timely comply with these regulatory changes, if adopted, could result in significant fines or penalties that could adversely affect our financial results.
Recalls, product liability claims, and government, customer or consumer concerns about product safety could harm our reputation, increase costs or reduce sales.
We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety, including but not limited to concerns about the safety of products manufactured in China (where most of our products are manufactured), could lead us to recall selected products. Product safety concerns, recalls, or errors could result in the rejection of our products by consumers, damage to our reputation, lost sales, and increased costs, any of which could have a material adverse effect on our financial results. Recalls and government, customer or consumer concerns about product safety could harm our reputation, increase costs or reduce sales.

Government or consumer concerns about product safety could result in recalls or changes to laws, which could harm our reputation, increase costs, or reduce sales.
We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. In Fiscal 2008, we purchased merchandise from approximately 600 suppliers; including approximately 86% from suppliers outside the United States, including approximately 70% from China. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could result in a recall of our products. Additionally, the U.S. Congress, as well as various states and the Consumer Product Safety Commission, have proposed various standards for lead content in jewelry, and other consumer products. Product safety concerns or recalls could result in the rejection of our products by our customers, damage to our reputation, lost sales, and increased costs. In addition, our inability to timely comply with regulatory changes, if adopted, could result in significant fines or penalties. Any of these occurrences could have a material adverse effect on our financial position, earnings or cash flow.
Interruptions in distribution of our merchandise from our distribution facilities may negatively affect our profitability.
Distribution functions for all of our North American stores are handled from our distribution center in Hoffman Estates, Illinois. Distribution functions for our stores outside of North America are currently handled through three distribution centers located in the United Kingdom, Switzerland and the Netherlands. We are presently in the process of transitioning the distribution operations in our Netherlands and Switzerland facilities to our Birmingham, UK facility. As we complete this transition, we could experience delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. The completion dates and ultimate costs could differ significantly from initial expectations due to construction-related or other reasons. Any significant interruption in the operation of our distribution centers, due to natural disaster or otherwise, would have a material adverse effect on our business, financial condition and results of operations.
Our continued success will depend upon our ability to implement our operational strategy and manage our growth.
Our continued success depends, in part, upon our ability to increase our same store sales, to open new stores, to operate stores on a profitable basis and to maintain good relationships with shopping mall developers and operators. As a result, our profitability and future growth may be negatively affected if we are unable to open new stores in desirable locations. Our ability to open new stores depends on a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms that meet our financial targets, obtain adequate supplies of merchandise, hire and train qualified employees and expand our infrastructure to accommodate growth. Our ability to operate stores on a profitable basis depends on various factors, including whether we have to take additional merchandise markdowns due to excessive inventory levels compared to sales trends, whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. In addition, our ability to establish franchisee relationships will depend upon our ability to identify acceptable franchisees. Furthermore, our ability to successfully expand our franchised stores will depend on our ability to maintain good relationships with current franchisees. There can be no assurance that our growth will result in enhanced profitability or that we will achieve our targeted growth rates with respect to new store openings.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if any of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be adversely harmed.
All of our stores are leased. Our ability to renew any expired lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternate locations, or enter into leases for new stores on favorable terms, our growth and our profitability could be adversely harmed.
The failure to grow our store base in Europe or expand our international franchising may adversely affect our business.
Two of our key business strategies are to grow our store base in Europe and expand our international franchising business. If we do not successfully implement these strategies, our results of operations are likely to be adversely affected. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North American operations.
We plan to expand into new countries through organic growth and by entering into franchising and merchandising agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. Failure to identify appropriate franchisees or negotiate acceptable terms in our franchising and merchandising agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion. Additionally, future store openings in Asia are currently subject to our 50:50 joint venture agreement with AEON Co. Ltd.
Natural disasters or unusually adverse weather conditions or potential emergence of disease or pandemic could adversely affect our net sales or supply of inventory.
Unusually adverse weather conditions, natural disasters, potential emergence of disease or pandemic or similar disruptions, especially during the peak Christmas selling season, but also at other times, could significantly reduce our net sales. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers, which could have a material adverse effect on our financial position, earnings, and cash flow.
Information technology systems changes may disrupt our supply of merchandise.
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are in the process of leveraging the best of both our North American and European information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are implementing certain other changes to our information technology systems that may disrupt operations.
In addition to modifying and replacing our systems related to global retail store operations and international finance operations, we continue to implement modifications and upgrades to our information technology systems for POS (cash registers), real estate and international financial accounting. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these successor systems, including accurately capturing data and system disruptions and the ability to maintain effective internal controls. There can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have material adverse effect on our operations.
Changes in the anticipated seasonal business pattern could adversely affect our sales and profits and our quarterly results may fluctuate due to a variety of factors.
Our business follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. Any decrease in sales or margins during these periods would be likely to have a material adverse effect on our business, financial condition and results of operations. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings, the amount of revenue contributed by new stores, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.
A decline in number of people who go to shopping malls, particularly in North America, could reduce the number of our customers and reduce our net sales.
Substantially all of our North American stores are located in shopping malls. Our North American sales are derived, in part, from the high volume of traffic in those shopping malls. We benefit from the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also benefit from the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from non-shopping mall retailers, other shopping malls where we do not have stores and the closing of anchor tenants in a particular shopping mall. In addition, a decline in the popularity of shopping malls among our target customers, and increased gasoline prices that may curtail customer visits to shopping malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.
Our industry is highly competitive.
The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, the Internet, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Some competitors have more resources than us. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Our successful performance in recent years has increased the amount of imitation by other retailers. This imitation has made and will continue to make the retail environment in which we operate more competitive. Also, a significant shift in customer buying patterns to purchasing value-priced jewelry and accessories via the Internet could have a material adverse effect on our financial results.

We may be unable to continue to successfully execute our business strategies and, as a result, our competitive strengths may be harmed.
Our success depends on our brand awareness and our ability to appeal to our target customers by providing a broad selection of up-to-date quality merchandise at value prices in an exciting in-store environment. If our merchandising, sourcing and distribution systems are ineffective in the implementation of our strategies, we may not be able to achieve our growth targets. For example, we may not be able to further differentiate our Icing concept from our Claire’s concept, which is part of our strategies to attract young women aged 17 to 27 as customers. Additionally, our sales could be negatively affected if we are not successful in continuing to strategically open new stores or our new stores are unable to meet our standards for in-store environment and customer service.
Higher labor and health care costs could adversely affect our business.
We compete with other retailers for good and dependable employees. The supply of such employees is limited, and competition to hire and retain them results in higher labor costs. In addition, the costs of health care continue to increase each year unabatedly. Recently, some states and localities have passed laws mandating the provision of certain levels of health benefits by some employers. Although we are currently not affected by such laws and a legal challenge has been brought against such laws, such requirements may be extended to us in the future.
Our profitability could be adversely affected by high petroleum prices.
The profitability of our business depends to a certain degree upon the price of petroleum products, both as a component of the transportation costs for delivery of inventory from our vendors to our stores and as a raw material used in the production of our merchandise. Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and the resulting petroleum products will be in the future. We may be unable to pass along to our customers the increased costs that would result from higher petroleum prices. Therefore, any such increase could have a material adverse impact on our business and profitability.
The possibility of war and acts of terrorism could disrupt our information or distribution systems and increase our costs of doing business.
A significant act of terrorism could have a material adverse impact on us by, among other things, disrupting our information or distributions systems, causing dramatic increases in fuel prices, thereby increasing the costs of doing business and affecting consumer spending, or impeding the flow of imports or domestic products to us.
We depend on our key personnel.
Our ability to anticipate and effectively respond to changing trends and consumer preferences depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. The loss of services of key members of our senior management team or of certain other key employees could negatively affect our business. In addition, future performance will depend upon our ability to attract, retain and motivate qualified employees to keep pace with our expansion schedule. The inability to do so may limit our ability to effectively penetrate new market areas.
Litigation matters incidental to our business could be adversely determined against us.
We are involved from time to time in litigation incidental to our business. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. Depending on the actual outcome of pending litigation, charges would be recorded in the future that may have an adverse effect on our operating results.

There are factors that can affect our provision for income taxes.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our provision for income taxes in the future could be adversely affected by numerous factors including, but not limited to, the mix of income and losses from our foreign and domestic operations that may be taxed at different rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact earnings in future periods. In addition, the estimates we make regarding domestic and foreign taxes are based on tax positions that we believe are supportable, but could potentially be subject to successful challenge by the Internal Revenue Service or a foreign jurisdiction. If we are required to settle matters in excess of our established accruals for uncertain tax positions, it could result in a charge to our earnings.
If our independent manufacturers or franchisees or joint venture partners do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.
While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or joint venture partners, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, by our independent manufacturers, franchisees or joint venture partners, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. As a result, our results of operations could be adversely affected.
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
Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future.
Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse affect on our business. In addition, the tightening of trade credit could limit our available liquidity.
We may be unable to protect our trademarks and other intellectual property rights.
We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.

We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial results.
We imported approximately 86% of our merchandise from suppliers outside the United States in Fiscal 2008. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Our ability to obtain indemnification from the manufacturers of these products may be hindered by the manufacturers’ lack of understanding U.S. product liability laws, which may make it more likely that the we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Any of these circumstances could have a material adverse effect on our business and financial results.
We are indirectly owned and controlled by the Sponsor, and its interests as an equity holder may conflict with the interest of our creditors.
We are indirectly owned and controlled by the Sponsor, and the Sponsor has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our articles of incorporation and bylaws and the entering into of extraordinary transactions. The interests of the Sponsor may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of the Sponsor as an equity holder might conflict with the interests of our creditors. In addition, the Sponsor may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to you as a holder of the notes. Furthermore, the Sponsor may in the future own businesses that directly or indirectly compete with us. The Sponsor also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsor continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.
Risks Relating to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Notes and Credit Facility.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for you, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facility, will be at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Despite our high indebtedness level, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and our senior secured credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $1,450.0 million of borrowings under our senior secured term loan facility and the $200.0 million which is available to us for borrowing under our senior secured revolving credit facility, under the senior toggle notes, we have the option to elect to pay interest in the form of PIK interest through June 1, 2011, which will increase our debt by the amount of any such interest. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our senior secured revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as our unsecured indebtedness, including the notes.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
If we default on our obligations to pay our other indebtedness, the holders of our debt could exercise rights that could have a material effect on us.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default,
•	the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our senior secured credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, the Netherlands and Germany. We lease all of our 3,040 store locations, generally for terms ranging from five to approximately 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.
Most of our stores in North America and the European division are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.
We own central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois which is on approximately 28.4 acres of land. The property has buildings with approximately 538,000 total square feet of space, of which 373,000 square feet is devoted to receiving and distribution and 165,000 square feet is devoted to office space.
Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of 25,000 square feet of office space and 60,000 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our stores in the United Kingdom, Ireland, France, Belgium, and the Netherlands.
Our stores operated in Switzerland are currently serviced by a distribution center and office in Zurich, Switzerland. The facility maintained in Zurich consists of 13,700 square feet devoted to distribution and 8,500 square feet devoted to offices. The lease for this location expires on December 31, 2011. Our stores operated in Spain, Portugal, Austria, and Germany are currently serviced by a distribution center in the Netherlands. The distribution center in the Netherlands consists of approximately 13,000 square feet and the lease will expire on June 30, 2008. Upon expiration of the lease, the stores currently serviced by the Netherlands distribution center will be serviced by our Birmingham, UK distribution center.
We lease approximately 36,000 square feet in Pembroke Pines, Florida, where we maintain our executive, accounting and finance offices. See Note 12 entitled “Related Party Transactions” to consolidated financial statements included in this Annual Report.
We also lease office space in New York City.

Item 3.	Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size which employs a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial results.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Prior to the Merger, our Common Stock was listed on the New York Stock Exchange under the ticker symbol “CLE.” Subsequent to the Merger, our Common Stock is privately held and there is no established public trading market for our stock.
Holders
As of April 1, 2008, there was one holder of record of our Common Stock, our parent, Claire’s Inc.

Item 6.	Selected Financial Data
The balance sheet and statement of operations data set forth below is derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated Balance Sheet data as of May 28, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 and the consolidated Statement of Operations data for each of the fiscal years ended January 29, 2005 and January 31, 2004 are derived from our consolidated financial statements which are not included herein.
As a result of the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements for the period after May 29, 2007 are presented on a different basis than that for the periods before May 29, 2007, as a result of the application of purchase accounting as of May 29, 2007 and therefore are not comparable. The acquisition of Claire’s Stores, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price was preliminarily allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition. The Company has yet to complete the final evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation.

		Predecessor Entity
	Successor
	Entity		Fiscal Year Ended
	May 29, 2007	Feb. 4, 2007
	Through	Through	February 3,	January 28,	January 29,	January 31,
	Feb. 2, 2008	May 28, 2007	2007 (1)	2006 (1)	2005 (1)	2004 (1)
		(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,085,932	$424,899	$1,480,987	$1,369,752	$1,279,407	$1,132,834
Cost of sales, occupancy and buying expenses	521,384	206,438	691,646	625,866	587,687	524,455

Gross profit	564,548	218,461	789,341	743,886	691,720	608,379
Other expenses (income):
Selling, general and administrative	358,353	154,482	481,979	449,430	430,868	394,152
Depreciation and amortization	61,451	19,652	56,771	48,900	44,882	41,451
Transaction-related costs	7,319	72,672	—	—	—	—
Other income	(3,088)	(1,476)	(3,484)	(4,622)	(2,335)	(2,119)

	424,035	245,330	535,266	493,708	473,415	433,484

Operating income (loss)	140,513	(26,869)	254,075	250,178	218,305	174,895
Interest expense (income), net	147,892	(4,876)	(14,575)	(9,493)	(3,331)	473

Income (loss) from continuing operations before income taxes	(7,379)	(21,993)	268,650	259,671	221,636	174,422
Income taxes	(8,020)	21,779	79,888	87,328	75,377	59,384

Income (loss) from continuing operations	$641	$(43,772)	$188,762	$172,343	$146,259	$115,038

Other Financial Data:
Capital expenditures:
New stores and remodels	$46,225	$24,231	$77,021	$64,275	$58,582	$45,513
Other	12,259	3,757	18,171 (2)	9,169	5,052	3,325
Total capital expenditures	58,484	27,988	95,192	73,444	63,634	48,838
Cash interest expense (4)	123,620	79	118	125	193	2,561
Ratio of earnings to fixed charges (3)	—	—	5.2 x	5.3 x	4.7 x	4.0 x
Store Data:
Number of stores (at period end)
North America	2,135	2,124	2,133	2,106	2,119	2,112
Europe	905	879	859	772	717	700
Total number of stores (at period end)	3,040	3,003	2,992	2,878	2,836	2,812
Total gross square footage (000’s) (at period end)	3,105	3,043	3,021	2,883	2,801	2,175
Net sales per store (000’s) (5)	$359	$142	$504	$479	$452	$401
Net sales per square foot (6)	353	140	500	480	459	413
Balance Sheet Data (at period end)
Cash and cash equivalents	$85,974	$350,476	$340,877	$431,122	$191,006	$224,630
Total assets	3,348,497	1,119,047	1,091,266	1,090,701	966,129	805,924
Total debt	2,377,750	—	—	—	—	—
Total stockholders’ equity	605,200	792,071	847,662	868,318	755,687	632,450

(1)	Fiscal 2007 was a fifty-three week period and Fiscal 2006, Fiscal 2005 and Fiscal 2004 were fifty-two week periods.

(2)	Includes management information system expenditures of $5.2 million in Fiscal 2007 for strategic projects of POS, merchandising systems, business intelligence, technology and the logistics system for the new distribution center in the Netherlands.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include interest expense, including amortization of debt issuance costs, and the portion of rental expense which management believes is representative of the interest component of rental expense. Due to the Company’s loss during the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the ratio coverage was less than 1:1. The Company must generate additional earnings of $7,480 and $22,661 during the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively, to achieve a coverage of 1:1.

(4)	Cash interest expense does not include amortization of debt issuance costs.

(5)	Net sales per store is calculated based on the average number of stores during the period.

(6)	Net sales per square foot is calculated based on the average gross square feet during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our fiscal year ends on the Saturday closest to January 31. As a result, our Fiscal 2008 results consisted of 52 weeks, our Fiscal 2007 results consisted of 53 weeks and our Fiscal 2006 results consisted of 52 weeks.

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
Acquisition of the Company by Apollo Management VI, L.P.
As a result of the Merger in May 2007, described under “Explanatory Notes” in this annual report, there has been a significant change in the Company’s capital structure, including:
•	the closing of the offering of the Notes;

•	the closing of our $1.65 billion Credit Facility;

•	the termination of the Company’s existing $60.0 million secured credit facility; and

•	the equity investment of approximately $595.7 million by Apollo Management VI, L.P. on behalf of certain affiliated co-investment partnerships.
We refer to aforementioned transactions, including the Merger and our payment of any costs related to these transactions, collectively herein as the “Transactions.” In connection with the Transactions, we incurred significant indebtedness and became highly leveraged.
Effect of the Transactions
In connection with the Transactions, the Company incurred significant additional indebtedness, including $935.0 million aggregate principal amount of the Notes, and $1.45 billion under the Credit Facility. In addition, a standby letter of credit, in the face amount of approximately $4.5 million, was issued under the credit facility. As of February 3, 2007, the Company had no indebtedness outstanding. Therefore, our interest expense is significantly higher following the Transactions than experienced in prior periods.
The acquisition of Claire’s Stores, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price was preliminarily allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition.
The Company has yet to complete the final evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation.
The following discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Transactions will have on the Company. After the Transactions, the Company became highly leveraged. See “—Analysis of Consolidated Financial Condition.”

Results of Consolidated Operations
As a result of the Transactions, the financial results for the fiscal year ended February 2, 2008 have been separately presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results have been split between the “Predecessor Entity”, covering the period February 4, 2007 through May 28, 2007, and the “Successor Entity”, covering the period from May 29, 2007 (the date the Transactions were consummated) through February 2, 2008. For comparative purposes, the Company combined the Predecessor Entity and Successor Entity periods in its discussion below related to the fiscal year ended February 2, 2008. This combination is not a generally accepted accounting principles presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of the results of operations for the fiscal year presented.
A summary of our consolidated results of operations is as follows (dollars in thousands):

		Successor
	Combined	Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
	2008	2008	2007	2007	2006
Net sales	$1,510,831	$1,085,932	$424,899	$1,480,987	$1,369,752
Increase (decrease) in same store sales	(1.8)%	(2.8)%	0.5%	1.5%	5.9%
Gross profit percentage	51.8%	52.0%	51.4%	53.3%	54.3%
Selling, general and administrative expenses as a percentage of net sales	33.9%	33.0%	36.4%	32.5%	32.8%
Depreciation and amortization as a percentage of net sales	5.4%	5.7%	4.6%	3.8%	3.6%
Transaction-related costs as percentage of net sales	5.3%	0.7%	17.1%	0.0%	0.0%
Operating income (loss)	$113,644	$140,513	$(26,869)	$254,075	$250,178
Net income (loss)	$(43,131)	$641	$(43,772)	$188,762	$172,343
Number of stores at the end of the period (1)	3,040	3,040	3,003	2,992	2,878

(1)	Number of stores excludes stores operated under franchise agreements outside of North America and joint venture stores.
Fiscal 2008 and Fiscal 2006 included 52 weeks of operations compared with Fiscal 2007, which included 53 weeks.
Net sales in Fiscal 2008 increased by $29.8 million, or 2.0%, from Fiscal 2007. This increase was primarily attributable to new store revenue, net of store closures, of $32.3 million, a net increase of $44.3 million resulting from foreign currency translation of our foreign operations, and increased sales to our franchisees of $2.2 million. These increases were offset by same store sales declining 1.8% or $26.2 million and the loss of $22.8 million of sales that were generated during the 53rd week in Fiscal 2007.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 1.6%.
Net sales in Fiscal 2007 increased $111.2 million, or 8.1%, from Fiscal 2006. This increase was primarily attributable to new store revenue, net of store closures, of $45.3 million, increase in same store sales of 1.5% or $19.6 million, a net increase of $18.4 million resulting from foreign currency translation of our foreign operations, increased sales to our franchisees of $5.1 million and the additional $22.8 million of sales generated during the 53rd week in Fiscal 2007.
We continue to experience a softening of the market as a result of the current economic downturn during the first quarter of this fiscal year.

The following table compares our sales of each product category for the last three fiscal years:

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
% of Total	2008	2008	2007	2007	2006

Jewelry	53.6	52.6	55.8	57.8	57.8
Accessories	46.4	47.4	44.2	42.2	42.2

	100.0	100.0	100.0	100.0	100.0

Accessories as a percentage of our net sales has been increasing in the past three years.
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
In Fiscal 2008 gross profit percentage decreased by 150 basis points compared to the prior fiscal year. A 50 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 200 basis point decline.
In Fiscal 2007 gross profit percentage decreased by 100 basis points compared to the prior fiscal year. This decrease was a result of an 80 basis point decrease in merchandise margin and the loss of leveraging of occupancy and buying costs that resulted in a 20 basis point decline.
In Fiscal 2008 selling, general and administrative expenses increased $30.9 million or a 6.4% increase over the prior fiscal year. Excluding a $16.6 million increase due to the effect of foreign currency translation, selling, general and administrative expenses increased 3.0% compared to the prior fiscal year. The remaining increase was primarily attributable to increases in expenses related to payroll and benefits. As a percentage of net sales, selling, general and administrative expenses increased 140 basis points compared to Fiscal 2007.
In Fiscal 2007 selling, general and administrative expenses increased $32.5 million or a 7.2% increase over the prior fiscal year. Excluding a $5.0 million increase due to the effect of foreign currency translation, selling, general and administrative expenses increased 6.1% compared to the prior fiscal year. The remaining increase was primarily attributable to increases in expenses related to payroll and benefits. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points compared to Fiscal 2006.
Depreciation and amortization expense increased by $24.3 million to $81.1 million for Fiscal 2008 compared to Fiscal 2007. This increase is primarily related to additional amortization expense arising from purchase accounting adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements.
During Fiscal 2008, we incurred $80.0 million of one-time non-recurring costs associated with the sale of the Company. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees.
Other income for Fiscal 2008 aggregated $4.6 million, an increase of $1.1 million from the prior year. This increase was due primarily to increased franchise royalty fees.
Interest income for Fiscal 2008 aggregated $7.4 million, a decrease of $7.3 million from the prior year. This decrease was due to lower cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.

Interest expense for Fiscal 2008 aggregated $150.4 million compared to $0.1 million of the prior year. This increase is primarily the result of interest expense associated with the financing of the acquisition of the Company. Included in interest expense for Fiscal 2008 is approximately $7.1 million of amortization of deferred debt issuance costs.
For Fiscal 2008, our income tax expense was approximately $13.8 million compared to $79.9 million and $87.3 million for Fiscal 2007 and 2006, respectively. This decrease in tax expense is due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, partially offset by the additional tax expense of $10.6 million associated with non-deductible transaction costs related to the Merger, and of $22.0 million related to the repatriation of foreign earnings to fund, in part, the acquisition of the Company. For Fiscal 2008, we generated a loss before income taxes primarily due to losses in our U.S. operations caused by transaction costs related to the Merger, including interest expense. Our effective income tax rates for Fiscal 2008, Fiscal 2007, and Fiscal 2006 were (46.8)%, 29.7%, and 33.6%, respectively. Our effective income tax rate for Fiscal 2007 includes net benefits of approximately $5.3 million related to the settlement of certain multi-year foreign and domestic income tax audits. Our effective income tax rate for Fiscal 2006 includes additional tax expense of $5.7 million related to the repatriation of $95 million in foreign earnings from our foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
	2008	2008	2007	2007	2006
Net sales	$995,469	$702,986	$292,483	$1,024,009	$964,008
Increase (decrease) in same store sales	(2.6)%	(4.2)%	1.3%	2.5%	5.7%
Gross profit percentage	52.0%	51.5%	53.1%	53.6%	54.5%
Number of stores at the end of the period (1)	2,135	2,135	2,124	2,133	2,106

(1)	Number of stores excludes stores operated under franchise agreements outside of North America and joint venture stores.
Net sales in North America during Fiscal 2008 decreased by $28.5 million, or 2.8%, from Fiscal 2007. The decrease in net sales was primarily attributable to same store sales decrease of $25.2 million or 2.6%, the loss of $15.5 million of sales generated during the 53rd week of Fiscal 2007, which were partially offset by approximately $5.1 million in sales generated from new stores, net of store closures, an increase of $4.9 million resulting from foreign currency translation of our Canadian operations, and increases in sales to our franchisees of $2.2 million.
The decrease in same store sales in North America was primarily attributable to a decrease in the average number of transactions per store of 2.2%.
Net sales in North America during Fiscal 2007 increased by $60.0 million, or 6.2%, from Fiscal 2006. The increase in net sales was primarily attributable to same store sales increase of $23.7 million or 2.5%, approximately $11.7 million in sales generated from new stores, net of store closures, $15.5 million of sales during the 53rd week, increase of $3.8 million resulting from foreign currency translation of our Canadian operations, and increases in sales to our franchisees of $5.1 million.

Gross profit percentage decreased 160 basis points for Fiscal 2008 compared to Fiscal 2007. A 40 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 200 basis point decline in margin.
In Fiscal 2007 gross profit percentage decreased 90 basis points compared to Fiscal 2006, which was primarily attributable to a decline in merchandise margin.
The following table compares our sales of each product category for the last three fiscal years:

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
% of Total	2008	2008	2007	2007	2006

Jewelry	57.2	56.3	59.4	62.0	63.9
Accessories	42.8	43.7	40.6	38.0	36.1

	100.0	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
	2008	2008	2007	2007	2006
Net sales	$515,362	$382,946	$132,416	$456,978	$405,744
Increase (decrease) in same store sales	(0.2)%	0.2%	(1.2)%	(0.9)%	6.4%
Gross profit percentage	51.5%	52.8%	47.8%	52.7%	53.8%
Number of stores at the end of the period (1)	905	905	879	859	772

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during Fiscal 2008 increased by $58.4 million, or 12.8%, over Fiscal 2007. The increase in net sales was primarily attributable to an increase of $39.3 million resulting from the weakening U.S. Dollar when translating our foreign operations at higher exchange rates and new store revenue, net of store closures, of $27.2 million; offset by same store sales decrease of 0.2% or $0.9 million during the period and the loss of $7.2 million of sales that were generated during the 53rd week of Fiscal 2007.
The decrease in same store sales in Europe was primarily driven by a decrease in the average number of transactions per store of 1.0%, which was offset by an increase of 1.0% in average transaction value.
Fiscal 2007 net sales in our European division increased by $51.2 million, or 12.6% compared to Fiscal 2006. The increase in net sales was due to new store revenue, net of store closures, of approximately $33.6 million, an increase of $14.5 million resulting from the weaker U.S. Dollar when translating our foreign operations at higher exchange rates, and $7.2 million of sales from the extra week; offset partially by same store sales decreases of 0.9% or $4.1 million during the period.
Gross profit percentage decreased 120 basis points for Fiscal 2008 compared to Fiscal 2007. A 30 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 150 basis point decline in margin.

In Fiscal 2007 gross profit percentage decreased 110 basis points compared to Fiscal 2006. The decrease was primarily attributable to a 50 basis point decline in merchandise margin and a 60 basis point increase in occupancy and buying cost percentage.
The following table compares our sales of each product category for the last three fiscal years:

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
% of Total	2008	2008	2007	2007	2006

Jewelry	46.5	46.0	47.9	48.3	44.7
Accessories	53.5	54.0	52.1	51.7	55.3

	100.0	100.0	100.0	100.0	100.0

Liquidity and Capital Resources
Prior to the Transactions, our operating liquidity requirements were funded through internally generated cash flow from normal sales and cash on hand. The Company’s primary uses of cash after the consummation of the Transactions are working capital requirements, new store expenditures, and debt service requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2008 than in prior years as a result of the Notes described below. Our current capital structure generates losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. The Company anticipates that cash generated from operations together with the amounts available under its credit facility will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors.”
Credit Facility
Our credit facility provides senior secured financing of up to $1.65 billion, consisting of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our senior secured term loan facility and were issued a $4.5 million letter of credit. As of February 2, 2008, our $200.0 million revolving credit facility was undrawn aside from the letter of credit, which was increased to $5.9 million.
Borrowings under our credit facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under our credit facility is 1.75% per annum with respect to the alternate base rate borrowing and 2.75% per annum in the case of any LIBOR borrowings. The applicable margin for our revolving credit loans under our credit facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”).
Between July 20, 2007 and August 3, 2007, the Company entered into three interest swap agreements to manage exposure to interest rate changes related to the senior secured term loan facility. The interest rate swaps result in the Company paying a fixed rate of 5.11%, plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 7.86% at February 2, 2008, on a notional amount of $435.0 million of the senior secured term loan.

In addition to paying interest on outstanding principal under our credit facility, we are required to pay a commitment fee, initially 0.50% per annum, in respect of the unutilized revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. We must also pay customary letter of credit fees and agency fees. At February 2, 2008, the weighted average interest rate for borrowings outstanding under our credit facility was 6.47% per annum.
Our senior secured term loan facility is amortized in equal quarterly installments of $3.625 million, beginning on September 30, 2007 and ending on March 31, 2014. The remaining balance of $1.352 billion is due on May 29, 2014. The principal amount outstanding of the loans under our senior secured revolving credit facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on May 29, 2013.
All obligations under our credit facility are unconditionally guaranteed by (i) Claire’s Inc., our parent, prior to an initial public offering of Claire’s Stores, Inc. stock, and (ii) certain of our existing and future wholly-owned domestic subsidiaries, subject to certain exceptions.
All obligations under our credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by (i) all of Claire’s Stores, Inc. capital stock, prior to an initial public offering of Claire’s Stores, Inc. stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, including:
•	a perfected pledge of all the equity interests held by us or any subsidiary guarantor, which pledge, in the case of any foreign subsidiary, is limited to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us and the subsidiary guarantors; and

•	perfected security interests in, and mortgages on, substantially all material tangible and intangible assets owned by us and each subsidiary guarantor, subject to certain exceptions.
Our credit facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance.
Notes
In connection with the Transactions, we also issued a series of notes.
Our senior notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015; and (2) $350.0 million of 9.625%/10.375% senior toggle notes due 2015. The $250.0 million senior notes are unsecured obligations, mature on June 1, 2015 and bear interest at a rate of 9.25% per annum. The $350.0 million senior toggle notes are senior obligations and will mature on June 1, 2015. For any interest period through June 1, 2011, we may, at our option, elect to pay interest on the senior toggle notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding senior toggle notes or by issuing payment-in-kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. After June 1, 2011, we will make all interest payments on the senior toggle notes in cash. Cash interest on the senior toggle notes will accrue at the rate of 9.625% annum and be payable in cash. PIK interest on the senior toggle notes will accrue at the cash interest rate per annum plus 0.75% and be payable by issuing PIK notes. In the event we make a PIK interest election, our debt will increase by the amount of such interest.
We also issued 10.50% senior subordinated notes due 2017 in an initial aggregate principal amount of $335.0 million. The senior subordinated notes are senior subordinated obligations and will mature on June 1, 2017. The senior subordinated notes bear interest at a rate of 10.50% per annum.

Interest on the notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 2007. The notes are also subject to certain redemption and repurchase rights as described in Note 5 to the Consolidated Financial Statements.
The indentures governing the notes have certain covenants that we must meet during the term of the notes. However, if at any date, the notes have Investment Grade Ratings from both of the rating agencies of Moody’s Investment Service, Inc. and Standards & Poor’s Rating Group and no event of default has occurred, the majority of the covenants will not apply.
Pre-Transaction Credit Facilities
We entered into a revolving line of credit of up to $60.0 million, secured by inventory in the United States, on March 31, 2004. This credit facility was terminated simultaneously with the closing of the Transactions. At May 28, 2007, the entire amount of $60.0 million would have been available for borrowing by us, subject to reduction for $4.3 million of outstanding letters of credit.
Our non-U.S. subsidiaries have bank credit facilities totaling $3.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 2, 2008, the entire amount of $3.4 million was available for borrowing by us, subject to reduction for $2.0 million of outstanding bank guarantees. These facilities remain in place.
Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Through	Through	Fiscal Year Ended
	February 2,	February 2,	May 28,	February 3,	January 28,
	2008	2008	2007	2007	2006

Operating activities	$6,795	$(35,851)	$42,646	$232,250	$242,358
Investing activities	(3,140,441)	(3,112,372)	(28,069)	(99,256)	52,614
Financing activities	2,874,807	2,880,810	(6,003)	(224,584)	(58,000)
Our working capital at the end of Fiscal 2008 was $59.2 million compared to $343.2 million at the end of Fiscal 2007, a decrease of $284.0 million. The decrease in working capital reflects the decrease in cash and cash equivalents of $254.9 million as discussed below and new current liabilities for the current maturities of long-term debt and accrued interest payable aggregating $34.0 million.
In Fiscal 2008, we generated cash flows from operating activities of $6.8 million compared to $232.3 million in Fiscal 2007. This decrease of $225.5 million was primarily related to payment of interest expense of $123.6 million on the debt related to the Acquisition and $80.0 million of transaction-related costs. These items were the primary cause for a decrease in Fiscal 2008 in the amount of cash and cash equivalents of $254.9 million to $86.0 million as of February 2, 2008.
Cash used in investing activities for Fiscal 2008 was $3.1 billion, an increase of $3.0 billion over the cash used in investing activities for Fiscal 2007 of $99.3 million. This increase was directly attributable to the cash and cash equivalents used to fund the Acquisition. We funded these investing activities primarily from the financing activities discussed below.

Capital expenditures of $86.5 million were made in Fiscal 2008 primarily to remodel existing stores, open new stores and to improve technology systems. In Fiscal 2009, we expect to fund a total of approximately $80.0 to $90.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash provided by financing activities for Fiscal 2008 was $2.9 billion, an increase of $3.1 billion from the cash used in financing activities for Fiscal 2007 of $224.6 million. In Fiscal 2008 we raised $1.45 billion from our credit facility and $935.0 million from our note offerings, an aggregate of $2.4 billion from debt. As part of the Transactions, our Sponsor contributed $595.7 million in capital. Therefore, the capital raised to fund the Acquisition was $2.98 billion. We paid $77.4 million of debt issuance costs from these proceeds and used the remainder from existing cash and cash equivalents to fund the Acquisition.
During Fiscal 2007, we used $199.7 million of cash and cash equivalents to repurchase outstanding stock. We paid dividends of $16.3 million and $37.6 million in Fiscal 2008 and Fiscal 2007, respectively. These dividends were declared prior to the Acquisition. No dividends have been declared by the Company since the Acquisition. During Fiscal 2008, we paid the first two quarterly installments of principal payments on our credit facility aggregating $7.3 million.
Critical Accounting Policies and Estimates
The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in note 2 of our consolidated financial statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs.
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
Inventory Valuation
Our inventories in North America, Switzerland, Austria, Germany, Spain, and Portugal are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost to retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. The inventories in our United Kingdom, Ireland, France, Netherlands, and Belgium stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.
Valuation of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment. During Fiscal 2008, an impairment charge of approximately $3.5 million was recorded relating to computer software. We recorded no material impairment charges during Fiscal 2007 and Fiscal 2006.

Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We measure impairment of goodwill utilizing the discounted cash flow method for each of our reporting units. The estimated discounted cash flows are then compared to our goodwill amounts. If the balance of the goodwill exceeds the estimated discounted cash flows, the excess of the balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. We performed these analyses during Fiscal 2008, Fiscal 2007, and Fiscal 2006 and no impairment charge was required.
Intangible Asset Impairment
We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives, residual values or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. Prior to Fiscal 2007, we concluded that certain intangible assets, comprised primarily of lease rights in our stores in France, qualified as indefinite-life intangible assets. The fair market value of the lease rights was determined through the use of third-party valuations. In addition, prior to Fiscal 2007, we made investments in intangible assets upon the opening and acquisition of many of our other store locations in Europe. These other intangible assets are subject to amortization and are amortized over the useful lives of the respective leases, not to exceed 25 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the carrying amount of the asset is not recoverable. We recorded no material impairment charges during Fiscal 2008, Fiscal 2007, and Fiscal 2006.
During Fiscal 2007, we determined that our lease rights in France, which we previously accounted for as indefinite-life intangible assets, would be more appropriately accounted for as either intangible assets with finite lives or as initial direct costs of the related lease. Accordingly, intangible assets with finite lives and initial direct costs of the lease are now amortized to their estimated residual value on a straight line basis over the term of the lease. The impact of our decision to change our accounting lease rights in France did not have a material impact on our financial position, results of operations or cash flows.
Income Taxes
We are subject to income taxes in many jurisdictions, including the United States, individual states and localities and internationally. Our annual consolidated provision for income taxes is determined based on our income, statutory tax rates and the tax implications of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected on the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. We establish deferred tax assets and liabilities as a result of these temporary differences.
Our judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, will be realized. Decreases in valuation allowances associated with deferred tax assets acquired in a business combination reduce goodwill.

We establish accruals for uncertain tax positions in our consolidated financial statements based on tax positions that we believe are supportable, but are potentially subject to successful challenge by the taxing authorities. We believe these accruals are adequate for all open audit years based on our assessment of many factors including past experience, progress of ongoing tax audits and interpretations of tax law. If changing facts and circumstances cause us to adjust our accruals, or if we prevail in tax matters for which accruals have been established, or we are required to settle matters in excess of established accruals, our income tax expense for a particular period will be affected.
Income tax expense also reflects our best estimate and assumptions regarding, among other things, the geographic mix of income and losses from our foreign and domestic operations, interpretation of tax laws and regulations of multiple jurisdictions, earnings repatriation plans, and resolution of tax audits. Our effective income tax rates in future periods could be impacted by changes in the geographic mix of income and losses from our foreign and domestic operations that may be taxed at different rates, changes in tax laws, repatriation of foreign earnings, and the resolution of unrecognized tax benefits for amounts different from our current estimates. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.
Stock-Based Compensation
We issue stock options and other stock-based awards to executive management, key employees and directors under our stock-based compensation plans. Prior to Fiscal 2007, we accounted for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock awards which qualified as fixed grants under APB No. 25, such as our time-vested stock awards, were accounted for at fair value at date of grant. The compensation expense was recorded over the related vesting period in a systematic and rational manner consistent with the lapse of restrictions on the shares.
Other stock awards, such as long-term incentive plan awards, were accounted for at fair value at the date it became probable that performance targets required to receive the award would be achieved. The compensation expense was recorded over the related vesting period. Determining the number of shares expected to be awarded under the long-term incentive plan requires judgment in determining the performance targets to be achieved over the period covered by the plan. If actual results differ significantly from those estimated, stock-based compensation expense and our results of operations could be materially impacted.
Stock options were accounted for under the intrinsic value method of APB No. 25. Modifications to option awards were accounted for under the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” The modification to accelerate vesting of outstanding options required an estimate of options which would have expired or been forfeited unexercisable absent the modification to accelerate.
On January 29, 2006, we adopted SFAS No. 123R.
Under SFAS No. 123R, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Compensation expense for time-vested stock awards granted in Fiscal 2008 is recorded over the requisite service period using the graded-vesting method.
The fair value of time and BOGO options granted during Fiscal 2008 was determined using the Black-Scholes option-pricing model. The fair value of performance based stock options issued during Fiscal 2008 was based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.

Other stock awards, such as long-term incentive plan awards, which qualified as equity plans under SFAS No. 123R, were accounted for based on fair value at date of grant. The compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
Other long-term incentive plans accounted for as liabilities under SFAS No. 123R were recorded at fair value at each reporting date until settlement. The compensation expense is based on the number of performance units expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
Performance-based stock awards are accounted for at fair value at date of grant. The compensation expense is recognized over the longer of the service period and the period derived from the market conditions.
BOGO options, which are immediately vested and exercisable upon issuance, are accounted for at fair value at date of grant. The compensation expense is recognized over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011.
Derivatives and Hedging
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with SFAS No. 133, the Company reports all derivative financial instruments on its balance sheet at fair value. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.
The Company primarily employs derivative financial instruments to manage its exposure to market risk from foreign exchange rates and interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to the financial instruments are unable to perform their obligations. However, the Company seeks to minimize this risk by entering into transactions with counterparties that are significant and creditworthy financial institutions. The Company monitors the credit ratings of the counterparties.
The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in accumulated other comprehensive income (loss) on the consolidated balance sheets, to the extent that hedges are effective. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the consolidated statements of operations.
The Company may at its discretion terminate or de-designate any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the consolidated statement of operations at that time.

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
The following table sets forth our contractual obligations requiring the use of cash as of February 2, 2008:

	Payments Due by Period
Contractual Obligations		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years

Operating leases for real estate	$1,262.1	$198.7	$352.0	$287.0	$424.4
Operating leases for equipment, leasehold improvements, and equipment purchases	5.1	3.0	2.0	0.1	—

Long-term debt obligations	2,377.8	14.5	29.0	29.0	2,305.3	(1)
Letters of credit	5.9	5.9	—	—	—
Interest (2)	1,283.3	184.7	361.7	345.9	391.0

Total	$4,934.2	$406.8	$744.7	$662.0	$3,120.7

(1)	Includes $935 million under our Notes and $1,370.3 million under our credit facility.

(2)	Represents interest expected to be paid on our debt and does not assume any debt repurchases or prepayments, other than scheduled amortization of our credit facility. Projected interest on variable rate debt is based on the 90 day LIBOR rate in effect on February 1, 2008, plus the applicable LIBOR margin of 2.75%, and the impact through June 2010 of interest rate swaps discussed in Note 9 to the consolidated financial statements.
The contractual obligations in the table above for our foreign entities have been translated to U.S. Dollars at March 31, 2008 exchange rates.
We have no material off-balance sheet arrangements (as such term is defined in Item 303(a)(4)(ii) under Regulation S-K of the Securities Act).
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2008 were 23%, 24%, 24% and 29%, respectively. See note 13 of our consolidated financial statements for our quarterly results of operations.
Impact of Inflation
Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.

Recent Accounting Pronouncements
In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 was adopted on February 4, 2007, but there was no impact to the method for recording and reporting these sales or value added taxes in the consolidated financial statements as the Company does not record such taxes on a gross basis.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the Statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and nonfinancial liabilities will be effective in the fiscal year beginning February 1, 2009. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The Statement will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009.
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which allows the continued use of the “simplified” method discussed in SAB No. 107 in developing an estimate of the expected term of certain share options. SAB No. 107 did not provide for the use of the simplified method after December 31, 2007. The Company does not expect the adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling, and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At February 2, 2008, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income is $8.4 million and $17.2 million, net of tax, reflecting the unrealized gain on foreign currency translation during the period from February 4, 2007 through May 28, 2007 and the period from May 29, 2007 through February 2, 2008, respectively. Based on the extent of our foreign operations in Fiscal 2008, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.

Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 12.7% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At February 2, 2008, the Swaps cover an aggregate notional amount of $435.0 million of the $1.44 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At February 2, 2008, the estimated fair value of the Swaps was a liability of approximately $22.6 million and is recorded, net of tax, as a reduction in other comprehensive income.
At February 2, 2008, we had fixed rate debt of $935 million and variable rate debt of $1.44 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of February 2, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by approximately $10.1 million, net.
Item 8. Financial Statements and Supplementary Data

Page No.

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of February 2, 2008 (“Successor Entity”) and February 3, 2007 (“Predecessor Entity”)	40

Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	41

Consolidated Statements of Changes in Stockholders’ Equity for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	42

Consolidated Statements of Cash Flows for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	43

Notes to Consolidated Financial Statements	44

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of February 2, 2008 (Successor Entity) and February 3, 2007 (Predecessor Entity), and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the period May 29, 2007 to February 2, 2008 (Successor Entity), the period February 4, 2007 to May 28, 2007 (Predecessor Entity) and for each of the years in the two-year period ended February 3, 2007 (Predecessor Entity). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of February 2, 2008 (Successor Entity) and February 3, 2007 (Predecessor Entity) and the results of their operations and their cash flows for the period May 29, 2007 to February 2, 2008 (Successor Entity), the period February 4, 2007 to May 28, 2007 (Predecessor Entity) and for each of the years in the two-year period ended February 3, 2007 (Predecessor Entity) in conformity with U.S. generally accepted accounting principles.
As discussed in note 11 to the consolidated financial statements, effective February 4, 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
As discussed in notes 2 and 8 to the consolidated financial statements, effective January 29, 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.
/s/ KPMG LLP
April 25, 2008
Tampa, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor Entity	Predecessor Entity
	February 2, 2008	February 3, 2007
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$85,974	$340,877
Inventories	117,679	121,119
Prepaid expenses	37,315	35,565
Other current assets	37,658	41,081

Total current assets	278,626	538,642

Property and equipment:
Land and building	22,288	17,350
Furniture, fixtures and equipment	130,130	283,556
Leasehold improvements	211,163	288,499

	363,581	589,405
Less accumulated depreciation and amortization	(53,972)	(324,080)

	309,609	265,325

Intangible assets, net	777,130	51,582
Deferred financing costs, net of accumulated amortization of $7,079	70,511	—
Other assets	71,754	34,775
Goodwill	1,840,867	200,942

	2,760,262	287,299

Total assets	$3,348,497	$1,091,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$56,089	$56,323
Current portion of long-term debt	14,500	—
Income taxes payable	12,191	35,102
Accrued interest payable	19,536	—
Accrued expenses and other liabilities	117,076	104,026

Total current liabilities	219,392	195,451

Long-term debt	2,363,250	—
Deferred tax liability	139,506	19,424
Deferred rent expense	10,572	26,125
Other liabilities	10,577	2,604

	2,523,905	48,153

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock par value $1.00 per share; authorized 1,000,000 shares, issued and outstanding 0 shares (Predecessor Entity)	—	—
Class A common stock par value $0.05 per share; authorized 40,000,000 shares, issued and outstanding 4,869,041 shares (Predecessor Entity)	—	243
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares (Successor Entity); par value $0.05 per share; authorized 300,000,000 shares, issued and outstanding 88,202,733 shares (Predecessor Entity)	—	4,410
Additional paid-in capital	601,201	75,486
Accumulated other comprehensive income, net of tax	3,358	33,956
Retained earnings	641	733,567

	605,200	847,662

Total liabilities and stockholders’ equity	$3,348,497	$1,091,266

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor Entity	Predecessor Entity
	May 29, 2007	February 4, 2007
	Through	Through	Fiscal Year Ended
	February 2,	May 28,	February 3,	January 28,
	2008	2007	2007	2006
Net sales	$1,085,932	$424,899	$1,480,987	$1,369,752
Cost of sales, occupancy and buying expenses	521,384	206,438	691,646	625,866

Gross profit	564,548	218,461	789,341	743,886

Other expenses (income):
Selling, general and administrative	358,353	154,482	481,979	449,430
Depreciation and amortization	61,451	19,652	56,771	48,900
Transaction-related costs	7,319	72,672	—	—
Other income	(3,088)	(1,476)	(3,484)	(4,622)

	424,035	245,330	535,266	493,708

Operating income (loss)	140,513	(26,869)	254,075	250,178
Interest expense (income), net	147,892	(4,876)	(14,575)	(9,493)

Income (loss) before income taxes	(7,379)	(21,993)	268,650	259,671
Income tax expense (benefit)	(8,020)	21,779	79,888	87,328

Net income (loss)	$641	$(43,772)	$188,762	$172,343

Net income (loss)	$641	$(43,772)	$188,762	$172,343
Foreign currency translation and interest rate swap adjustments	3,358	8,440	12,920	(7,005)

Comprehensive income (loss)	$3,999	$(35,332)	$201,682	$165,338

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Number of		Number of			Accumulated
	shares of	Class A	shares of		Additional	other
	Class A	common	common	Common	paid-in	comprehensive	Retained
Predecessor Entity	common stock	stock	stock	stock	capital	income, net	earnings	Total
Balance: January 29, 2005	5,125	$256	93,858	$4,693	$50,477	$28,041	$672,220	$755,687
Net income	—	—	—	—	—	—	172,343	172,343
Class A common stock converted to common stock	(229)	(11)	229	11	—	—	—	—
Cash dividends ($0.65 per common share and $0.325 per Class A common share)	—	—	—	—	—	—	(62,886)	(62,886)
Stock options exercised, including tax benefit	—	—	323	17	5,727	—	—	5,744
Acceleration of stock options	—	—	—	—	314	—	—	314
Restricted stock, net of unearned compensation	—	—	171	8	1,122	—	—	1,130
Long-term incentive plan	—	—	—	—	2,991	—	—	2,991
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(7,005)	—	(7,005)

Balance: January 28, 2006	4,896	245	94,581	4,729	60,631	21,036	781,677	868,318
Net income	—	—	—	—	—	—	188,762	188,762
Class A common stock converted to common stock	(27)	(2)	27	2	—	—	—	—
Cash dividends ($0.40 per common share and $0.20 per Class A common share)	—	—	—	—	—	—	(37,553)	(37,553)
Stock options exercised, including tax benefit	—	—	619	31	12,618	—	—	12,649
Stock repurchased	—	—	(7,097)	(356)	—	—	(199,319)	(199,675)
Restricted stock, net of unearned compensation	—	—	19	1	1,287	—	—	1,288
Long-term incentive plan	—	—	54	3	950	—	—	953
Foreign currency translation adjustment, net of tax	—	—	—	—	—	12,920	—	12,920

Balance: February 3, 2007	4,869	243	88,203	4,410	75,486	33,956	733,567	847,662
Net loss for period from February 4, 2007 to May 28, 2007	—	—	—	—	—	—	(43,772)	(43,772)
Cash dividends ($0.18 per common share and $0.09 per Class A common share)	—	—	—	—	—	—	(16,317)	(16,317)
Stock options exercised, including tax benefits	—	—	—	—	177	—	—	177
Restricted stock	—	—	—	—	1,851	—	—	1,851
Option conversion payment	—	—	—	—	(7,924)	—	—	(7,924)
Tax benefit from options	—	—	—	—	2,885	—	—	2,885
Long-term incentive plan, net of amounts reclassified as liabilities upon acquisition	—	—	—	2	(933)	—	—	(931)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	8,440	—	8,440

Balance: May 28, 2007	4,869	243	88,203	4,412	71,542	42,396	673,478	792,071
Successor Entity
Acquisition transaction	(4,869)	(243)	(88,103)	(4,412)	524,133	(42,396)	(673,478)	(196,396)

Capital contribution	—	—	100	—	595,675	—	—	595,675
Net income for period May 29, 2007 to February 2, 2008	—	—	—	—	—	—	641	641
Stock option expense	—	—	—	—	5,092	—	—	5,092
Restricted stock, net of unearned compensation	—	—	—	—	434	—	—	434
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	3,358	—	3,358

Balance: February 2, 2008	—	$—	100	$—	$601,201	$3,358	$641	$605,200

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Entity	Predecessor Entity
	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year Ended
	February 2, 2008	May 28, 2007	February 3, 2007	January 28, 2006
Cash flows from operating activities:
Net income (loss)	$641	$(43,772)	$188,762	$172,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,451	19,652	56,771	48,900
Amortization of lease rights and other assets	1,313	622	1,489	1,232
Amortization of debt issuance costs	7,079	—	—	—
Impairment of assets	3,478	73	—	—
Loss on sale/retirement of property and equipment, net	592	1,201	2,361	3,460
Gain on sale of intangible assets	—	—	5	—
Excess tax benefit from stock compensation	—	(2,885)	(3,648)	857
Stock compensation expense	5,526	8,946	7,080	4,121
Acceleration of stock options	—	—	—	314
(Increase) decrease in:
Inventories	16,838	(10,932)	(5,105)	(4,995)
Prepaid expenses	(6,551)	6,389	(16,441)	8,637
Other assets	(31,144)	(2,941)	(10,725)	(6,143)
Increase (decrease) in:
Trade accounts payable	(32,987)	31,202	3,444	9,747
Income taxes	4,076	(11,732)	2,184	5,776
Accrued expenses and other liabilities	(73,060)	39,727	6,853	(309)
Accrued interest payable	19,531	—	—	—
Deferred income taxes	(18,508)	6,723	(4,558)	(4,458)
Deferred rent expense	5,874	373	3,778	2,876

Net cash provided by (used in) operating activities	(35,851)	42,646	232,250	242,358

Cash flows from investing activities:
Acquisition of property and equipment	(58,484)	(27,988)	(95,192)	(73,444)
Acquisition of Predecessor Entity, net of cash acquired	(3,053,334)	—	—	—
Proceeds from sale of land and building	—	—	881	—
Acquisition of intangible assets	(554)	(81)	(4,945)	(8,555)
Purchase of short-term investments	—	—	—	(82,334)
Sale of short-term investments	—	—	—	216,947

Net cash provided by (used in) investing activities	(3,112,372)	(28,069)	(99,256)	52,614

Cash flows from financing activities:
Credit facility proceeds	1,450,000	—	—	—
Credit facility payments	(7,250)	—	—	—
Note offerings proceeds	935,000	—	—	—
Capital contribution	595,675	—	—	—
Exercised stock option proceeds	—	177	8,996	4,886
Purchase and retirement of common stock	—	—	(199,675)	—
Excess tax benefit from stock compensation	—	2,885	3,648	—
Option conversion payment	(7,924)	—	—	—
Financing fees paid	(77,439)	—	—	—
Dividends paid	(7,252)	(9,065)	(37,553)	(62,886)

Net cash provided by (used in) financing activities:	2,880,810	(6,003)	(224,584)	(58,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,911	1,025	1,345	3,144

Net increase (decrease) in cash and cash equivalents	(264,502)	9,599	(90,245)	240,116
Cash and cash equivalents at beginning of period	350,476	340,877	431,122	191,006

Cash and cash equivalents at end of period	$85,974	$350,476	$340,877	$431,122

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.
Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers, and young adults. The Company operates stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, and Japan. The stores in Japan are operated through a 50:50 joint venture.
Acquisition of Claire’s Stores, Inc. — On March 20, 2007, our former Board of Directors approved a merger agreement (the “Merger”) to sell the Company to Apollo Management VI, L.P. and certain affiliated co-investment partnerships. On May 24, 2007, our shareholders approved the Merger at a special meeting of shareholders. On May 29, 2007, the Merger occurred and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc., f/k/a Bauble Holdings Corp.
In the Merger, each share of common stock and Class A common stock of the Company, other than those held in the treasury of the Company and those owned by Bauble Holdings Corp. or Bauble Acquisition Sub, Inc., and other than shares of Class A common stock with respect to which dissenters rights were properly exercised, were converted into the right to receive $33.00 per share in cash, without interest, for aggregate consideration of approximately $3.1 billion.
Apollo and the Sponsors, collectively, contributed approximately $595.7 million as equity to Bauble Acquisition Sub, Inc. immediately prior to the Merger. Subsequent to the Merger, certain employees and directors participated in a voluntary stock purchase program and invested approximately $8.8 million in Claire’s Inc. common stock.
The purchase of the Company and the related fees and expenses were financed through the issuance of the Notes, borrowings under the Credit Facility, the equity investment described above, and cash on hand at the Company.
Accordingly, the closing of the Merger occurred simultaneously with:
•	the closing of the Company’s offering for the senior notes (“Notes”) in the aggregate principal amount of $935.0 million;

•	the closing of the Company’s senior secured term loan facility and revolving credit facility (collectively the “Credit Facility”) of $1.65 billion;

•	the termination of the Company’s existing $60.0 million secured credit facility; and

•	the equity investment described above.
The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”
See Note 5 for a summary of the terms of the Notes and the Credit Facility.
Claire’s Inc. is an entity that was formed in connection with the Transactions and prior to the Merger had no assets or liabilities other than the shares of Bauble Acquisition Sub, Inc. and its rights and obligations under and in connection with the Merger Agreement. As a result of the Merger, all of the Company’s issued and outstanding capital stock is owned by Claire’s Inc.
Upon consummation of the Transactions, the Company delisted its shares of common stock from the New York Stock Exchange (the “NYSE”) and deregistered under Section 12 of the Securities Exchange Act of 1934. The last day of trading on the NYSE was May 29, 2007.

Total fees and expenses related to the Transactions aggregated approximately $95.0 million, consisting of $17.6 million of direct acquisition costs and $77.4 million of deferred financing costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees.
The acquisition of Claire’s Stores, Inc. is being accounted for as a business combination using the purchase method of accounting, whereby the purchase price was preliminarily allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition. The Company has yet to complete the final evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation.
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements presented at February 3, 2007 and for the fiscal years ended February 3, 2007 and January 28, 2006, and the period from February 4, 2007 through May 28, 2007, are shown under the Predecessor Entity caption. The consolidated financial statements for the Successor Entity at February 2, 2008 and for the period May 29, 2007 to February 2, 2008 show the operations of the Successor Entity.
A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	May 28,	Transaction	May 29,
	2007	Adjustments	2007
ASSETS
Current assets:
Cash and cash equivalents	$350,476	$(186,053)	$164,423
Inventories	133,156	—	133,156
Prepaid expenses	29,792	—	29,792
Other current assets	36,378	—	36,378

Total current assets	549,802	(186,053)	363,749

Property and equipment:
Land and buildings	17,272	5,016	22,288
Furniture, fixtures and equipment	289,974	(194,125)	95,849
Leasehold improvements	305,469	(120,083)	185,386

	612,715	(309,192)	303,523
Less accumulated depreciation and amortization	(336,240)	336,240	—

	276,475	27,048	303,523

Intangible assets, net	55,629	718,524	774,153
Deferred debt issuance costs, net	—	77,411	77,411
Other assets	35,589	27,287	62,876
Goodwill	201,552	1,637,702	1,839,254

	292,770	2,460,924	2,753,694

Total assets	$1,119,047	$2,301,919	$3,420,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,854	$(753)	$87,101
Current portion of long-term debt	—	10,875	10,875
Income taxes payable	11,355	3,611	14,966
Accrued expenses and other liabilities	170,444	1,169	171,613

Total current liabilities	269,653	14,902	284,555

Long-term debt	—	2,374,125	2,374,125
Deferred tax liability	21,534	135,278	156,812
Deferred rent expense	26,808	(26,808)	—
Other liabilities	8,981	818	9,799

	57,323	2,483,413	2,540,736

Stockholders’ equity	792,071	(196,396)	595,675

Total liabilities and stockholders’ equity	$1,119,047	$2,301,919	$3,420,966

As a result of the allocation of purchase price to assets and liabilities based on estimated fair market values at date of acquisition, the Company recognized approximately $774.2 million of intangible assets. The value of these assets was determined by the Company based on appraisals. The intangible assets and their estimated fair values recognized as of the acquisition date consisted of:
•	Trademarks — $646.1 million.

•	Lease rights — $73.6 million (including residual value of approximately $62 million).

•	Franchise agreements — $50.0 million.

•	Covenants not to compete — $4.5 million.
The unaudited pro forma results of operations provided below for the fiscal years ended February 2, 2008 and February 3, 2007 are presented below as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(Dollars in thousands)

Net sales	$1,510,831	$1,480,987
Depreciation and amortization	92,176	87,567
Transaction-related costs	7,319	7,319
Operating income	173,482	210,677
Interest expense, net	218,271	210,775
Loss before income taxes	(44,789)	(98)
Net income (loss)	(19,483)	24,557
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s 50% ownership interest in its Japanese joint venture (Claire’s Nippon) is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill, long-lived and intangible assets, provisions for income taxes, stock-based compensation, and contingencies and litigation. Actual results could differ from these estimates.
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2008 consisted of 52 weeks and ended on February 2, 2008. Fiscal year 2008 is presented separately for the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”). Fiscal year 2007 consisted of 53 weeks and ended on February 3, 2007. Fiscal year 2006 consisted of 52 weeks and ended on January 28, 2006.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.
Approximately $2.4 million, $5.0 million, $14.7 million and $9.6 million of interest income for the period from May 29, 2007 through February 2, 2008, period from February 4, 2007 through May 28, 2007, and the fiscal years ended February 3, 2007 and January 28, 2006, respectively, is included in interest expense (income), net.
Short-term Investments — All short-term investments previously held by the Company were classified as available-for-sale and carried at par plus accrued interest, which approximated fair value. There were no short-term investments held at February 2, 2008 or February 3, 2007. The cost of securities sold is based on the specific identification method.
Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America, Spain, Portugal, Switzerland, Austria and Germany, while the United Kingdom, Belgium, Netherlands, Ireland, and France use average cost. Approximately 19% of the Company’s inventory was maintained using the average cost method at February 2, 2008 and February 3, 2007.
Prepaid Expenses — Prepaid expenses include the following components as of the period indicated (dollars in thousands):

	Successor Entity	Predecessor Entity
	Feb. 2, 2008	Feb. 3, 2007
Prepaid rent and occupancy	$32,135	$30,078
Prepaid insurance	1,781	3,134
Other	3,399	2,353

	$37,315	$35,565

Other Current Assets — Other current assets include the following components as of the period indicated (dollars in thousands):

	Successor Entity	Predecessor Entity
	Feb. 2, 2008	Feb. 3, 2007
Deferred tax asset	$19,474	$15,059
Credit card and other receivables	11,495	10,369
Trust assets relating to our deferred compensation plan	—	9,317
Store supplies	6,519	6,166
Other	170	170

	$37,658	$41,081

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 144, whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. During the period from May 29, 2007 through February 2, 2008, the Company recorded an impairment charge of approximately $3.5 million relating to computer software. The charge, which was recorded in the North American segment, is included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded no material impairment charges during the period from February 4, 2007 through May 28, 2007 and the years ended February 3, 2007 and January 28, 2006.
Goodwill — As of February 3, 2007, the Company had unamortized goodwill of $200.9 million, net of accumulated amortization of $18.2 million. The Company ceased the amortization of goodwill on February 3, 2002 upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”
As discussed in Note 1 above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. The purchase price was preliminarily allocated to assets and liabilities based on estimated fair market values at the date of acquisition. On the acquisition date, the Company eliminated the unamortized goodwill existing on May 28, 2007. The remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.
SFAS No. 142 requires the Company to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s statements of operations. The Company performed these impairment tests as of the first day of the fourth quarter of Fiscal 2008, Fiscal 2007 and Fiscal 2006 and determined that no impairment existed.
Other Assets — Other assets primarily include deposits, the non-current portion of prepaid lease payments on leasehold improvements and equipment financed under non-cancelable operating leases, and initial direct costs of leases. The prepaid lease payments and initial direct costs are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years. Also included is the Company’s investment in Claire’s Nippon in the amount of $34.8 million and $6.0 million at February 2, 2008 and February 3, 2007, respectively. The net book value of initial direct costs of leases included in other assets approximated $18.0 million and $12.3 million at February 2, 2008 and February 3, 2007, respectively.
Included in other income is the Company’s share of Claire’s Nippon’s net income approximating $0.8 million, $0.6 million, $0.9 million, and $2.3 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, respectively.
Intangible Assets — The Company makes investments through its International subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable.
Deferred Financing Costs — In conjunction with the Merger, $77.4 million in costs related to the Credit Facility and the Notes were capitalized and are being amortized, using the effective interest method, over the life of the related debt instruments.

Accrued Expenses and Other Liabilities — Accrued expenses and other liabilities include the following components as of the period indicated (dollars in thousands):

	Successor Entity	Predecessor Entity
	Feb. 2, 2008	Feb. 3, 2007

Compensation and benefits	$37,441	$50,672
Interest rate swaps	22,640	—
Sales and local taxes	11,548	13,002
Gift cards and certificates	17,992	15,411
Store rent	6,367	6,161
Other	21,088	18,780

	$117,076	$104,026

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in accrued expenses and other liabilities.
Cost of Sales — Included within the Company’s Consolidated Statement of Operations line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its four distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $9.6 million, $4.3 million, $11.3 million, and $10.9 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, respectively.
Gift Cards and Gift Certificates — Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in accrued expenses and other liabilities. Revenue from gift card and gift certificate sales is recognized at the time of redemption. Dormancy fees are charged against the gift card balance if the card remains inactive for a period of two years. Dormancy fees are included in other income and approximated $1.3 million, $0.2 million, $0.7 million, and $1.2 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, respectively.
Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 6 below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred rent expense and amortized over the remaining lease term as a reduction of rent expense.
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
Accumulated Other Comprehensive Income — Accumulated other comprehensive income consists of foreign currency translation adjustments and changes in the fair value of interest rate swaps. Amounts included in accumulated other comprehensive income are recorded net of the related income tax effects. A summary of the components of other comprehensive income (loss), for the periods of May 29, 2007 through February 2, 2008, February 4, 2007 through May 28, 2007 and for the fiscal years ended February 3, 2007 and January 28, 2006 is as follows (in thousands):

	Foreign
	Currency	Derivative
Predecessor Entity	Translation	Instruments	Total
Balance at January 29, 2005	$28,041	$—	$28,041
Foreign currency translation adjustment	(7,005)	—	(7,005)

Balance at January 28, 2006	21,036	—	21,036
Foreign currency translation adjustment	12,920	—	12,920

Balance at February 3, 2007	33,956	—	33,956
Foreign currency translation adjustment	8,440	—	8,440

Balance at May 28, 2007	42,396	—	42,396
Acquisition transaction	(42,396)	—	(42,396)

	—	—	—

Successor Entity
Foreign currency translation adjustment	17,191	—	17,191
Unrealized loss on interest rate swaps	—	(13,833)	(13,833)

Balance at February 2, 2008	$17,191	$(13,833)	$3,358

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of current assets, current liabilities, long-term debt, and interest rate swaps. Current assets and liabilities approximate fair market value.
At February 2, 2008, the fair value and carrying value of the Company’s long-term debt was approximately $1,692 million and approximately $2,378 million, respectively. The fair value (estimated market value) of the long-term debt is based primarily on quoted prices for similar instruments.
The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves.

Derivative Financial Instruments — In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company recognizes the fair value of derivative financial instruments on the consolidated balance sheet. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.
Stock-Based Compensation — The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.
The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on January 29, 2006.
Predecessor Entity
Under SFAS No. 123R, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense was recorded over the requisite service period.
Other stock awards, such as long-term incentive plan awards, which qualified as equity plans under SFAS No. 123R, were accounted for based on fair value at date of grant. The compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
Other long-term incentive plans accounted for as liabilities under SFAS No. 123R were recorded at fair value at each reporting date until settlement. The compensation expense was based on the number of performance units expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
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
The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (dollars in thousands):

Fiscal Year Ended
Jan. 28, 2006
Net income — as reported	$172,343
Stock-based employee compensation expense determined under the fair value based methods, net of income tax	(6,734)
Stock-based employee compensation expense included in reported net income, net of income tax	2,945

Net income — pro forma	$168,554

Successor Entity
Time-vested stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period using the graded-vesting method. Performance-based stock awards are accounted for at fair value at date of grant. The compensation expense is recognized over the longer of the service period and the period derived from the market conditions.
BOGO options, which are immediately vested and exercisable upon issuance, are accounted for at fair value at date of grant. The compensation expense is recognized over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011.
Recent Accounting Pronouncements — The Predecessor Entity adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 11 for additional information, including the effects of adoption on the Company’s Consolidated Balance Sheet.
In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 was adopted on February 4, 2007, but there was no impact to the method for recording and reporting these sales or value added taxes in the consolidated financial statements, as the Company does not record such taxes on a gross basis.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the Statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and nonfinancial liabilities will be effective in the fiscal year beginning February 1, 2009. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. The Statement will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009.
In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which allows the continued use of the “simplified” method discussed in SAB No. 107 in developing an estimate of the expected term of certain share options. SAB No. 107 did not provide for the use of the simplified method after December 31, 2007. The Company does not expect the adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.
Reclassifications — The consolidated financial statements include certain reclassifications of prior period amounts in order to conform to current year presentation.

3. STATEMENTS OF CASH FLOWS
Payments of income taxes were $10.5 million, $22.8 million, $83.4 million and $79.1 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and in Fiscal 2007 and Fiscal 2006, respectively.
Payments of interest expense were $123.6 million, $0.1 million, $0.1 million and $0.1 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and in Fiscal 2007 and Fiscal 2006, respectively.
4. INTANGIBLE ASSETS
In connection with the Transactions, the Company’s intangible assets were preliminarily revalued. The carrying amount and accumulated amortization of identifiable intangible assets at February 2, 2008 and February 3, 2007 was (in thousands):

		Successor Entity		Predecessor Entity
		February 2, 2008		February 3, 2007
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights	Lease terms ranging from 4.5 to 16.5	$81,181	$(1,008)	$56,571	$(6,382)
Franchise agreements	15	50,000	(2,222)	—	—
Non-compete agreements	2	4,500	(1,500)	—	—
Trademarks	5	85	(32)	1,088	(794)

Total intangible assets subject to amortization		135,766	(4,762)	57,659	(7,176)
Indefinite-lived trademarks		646,126	—	1,099	—

Total intangible assets		$781,892	$(4,762)	$58,758	$(7,176)

For the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007 and Fiscal 2006, amortization expense of $4.8 million, $0.5 million, $1.6 million, and $1.3 million, respectively, was recognized by the Company. The weighted average amortization period of amortizable intangible assets as of February 2, 2008 approximated 13.1 years.

			Weighted Average Amortization
			Period for Amortizable
Lease Rights (in 000’s)	Non-Amortizable	Amortizable	Intangible Asset Acquisitions

Period from May 29, 2007 through February 2, 2008	$—	$554	9.2

Period from February 4, 2007 through May 28, 2007	—	81	9.0

Fiscal year ended February 3, 2007	—	4,945	12.2

Fiscal year ended January 28, 2006	—	8,555	8.9
As discussed in Note 1, intangible assets aggregating $774.2 million were recognized at date of acquisition. These assets included trademarks of $646.1 million, lease rights of $73.6 million, franchise agreements of $50.0 million, and covenants not to compete of $4.5 million.

The remaining amortization of identifiable intangible assets, net, with definitive lives by year is as follows (in thousands):

Fiscal Year	Amortization
2009	$7,186
2010	5,630
2011	4,836
2012	4,617
2013	4,562
2014 and thereafter	35,969

Total	$62,800

5. DEBT
Debt consists of the following (in thousands):

	Successor Entity	Predecessor Entity
	February 2, 2008	February 3, 2007
Senior secured term loan facility due 2014	$1,442,750	$—
Senior notes due 2015	250,000	—
Senior toggle notes due 2015	350,000	—
Senior subordinated notes due 2017	335,000	—

	2,377,750	—
Less: current portion of long-term debt	(14,500)	—

Long-term debt, net of current portion	$2,363,250	$—

At February 2, 2008, the Company’s total debt principal maturities are as follows (in thousands):

			Senior	Senior
Fiscal	Term Loan	Senior	Toggle	Subordinated
Year	Facility	Notes	Notes	Notes	Total
2009	$14,500	$—	$—	$—	$14,500
2010	14,500	—	—	—	14,500
2011	14,500	—	—	—	14,500
2012	14,500	—	—	—	14,500
2013	14,500	—	—	—	14,500
Thereafter	1,370,250	250,000	350,000	335,000	2,305,250

	$1,442,750	$250,000	$350,000	$335,000	$2,377,750

The Company’s net interest expense (income) for the respective periods was comprised of the following (in thousands):

	Successor Entity	Predecessor Entity
		February 4, 2007
	May 29, 2007	Through
	Through	May 28,	Fiscal Year Ended
	February 2, 2008	2007	February 3, 2007	January 28, 2006
Term loan facility	$81,021	$—	$—	$—
Senior notes	15,623	—	—	—
Senior toggle notes	22,753	—	—	—
Senior subordinated notes	23,757	—	—	—
Amortization of deferred debt issue costs	7,079	—	—	—
Other interest expense	83	86	118	125
Interest income	(2,424)	(4,962)	(14,693)	(9,618)

	$147,892	$(4,876)	$(14,575)	$(9,493)

At February 2, 2008 and February 3, 2007, accrued interest payable consisted of the following (in thousands):

	Successor Entity	Predecessor Entity
	February 2, 2008	February 3, 2007
Term loan facility	$3,948	$—
Senior notes	3,918	—
Senior toggle notes	5,708	—
Senior subordinated notes	5,960	—
Other	2	—

	$19,536	$—

Credit Facility
The Credit Facility is with a syndication of lenders and consists of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants, and events of default. At the consummation of the Merger, the Company drew the full amount of the senior secured term loan facility and was issued a $4.5 million letter of credit. Other than the letter of credit, which was increased to $5.9 million, the senior secured revolving credit facility has not been drawn.
The senior secured term loan facility is amortized in equal quarterly installments of $3.625 million, which began on September 30, 2007 and end on March 31, 2014. The remaining balance of $1,352 million is due on May 29, 2014. The principal amount outstanding of the loans under the senior secured revolving credit facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on May 29, 2013.
All obligations under the Credit Facility are unconditionally guaranteed by (i) Claire’s Inc., our parent, prior to an initial public offering of Claire’s Stores, Inc. stock, and (ii) certain of our existing and future wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by (i) all of Claire’s Stores, Inc. capital stock, prior to an initial public offering of Claire’s Stores, Inc. stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, including:
•	a perfected pledge of all the equity interests held by us or any subsidiary guarantor, which pledge, in the case of any foreign subsidiary, is limited to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us and the subsidiary guarantors; and

•	perfected security interests in, and mortgages on, substantially all material tangible and intangible assets owned by us and each subsidiary guarantor, subject to certain exceptions.
Borrowings under the senior secured credit facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the senior secured credit facility was 1.75% with respect to alternate base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”). In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.50% per annum, in respect of the unutilized revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. The Company must also pay customary letter of credit fees and agency fees. At February 2, 2008, the weighted average interest rate for borrowings outstanding under the senior secured credit facility was 6.47%.
The Credit Facility does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance; however, it does contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness.

Senior Notes
In connection with the Transactions, the Company issued $600 million of senior notes in two series:
1)	$250.0 million of 9.25% Senior Notes due 2015 (the “Senior Cash Pay Notes”), and

2)	$350.0 million of 9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes” and together with the Senior Cash Pay Notes, the “Senior Notes”)
The Senior Cash Pay Notes are unsecured obligations of the Company and mature on June 1, 2015. Interest is payable semi-annually at 9.25% per annum, which commenced on December 1, 2007.
The Senior Toggle Notes are senior obligations of the Company and mature on June 1, 2015. Interest is payable semi-annually commencing on December 1, 2007. For any interest period through June 1, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% of PIK Interest.
Cash Interest on the Senior Toggle Notes accrues at 9.625% per annum and is payable in cash. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest Rate per annum plus 0.75% and increases the amount outstanding of the Senior Toggle Notes. The Company did not elect to pay PIK Interest as of February 2, 2008.
Each of the Company’s wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility jointly and severally irrevocably and unconditionally guarantee on a senior basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Notes, expenses, indemnification or otherwise.
On or after June 1, 2011, the Company may redeem the Senior Notes at its option, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes plus a premium ranging from 102.313% to 104.813% if redeemed prior to June 1, 2013. In addition, prior to June 1, 2011, the Company may redeem the Senior Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus an applicable premium. There are also other specific provisions that allow for the Company to redeem Senior Notes prior to June 1, 2010, subject to certain notice periods and limitations, up to 35% of the original aggregate principal amount, including any PIK additions to the Senior Toggle Notes, with the cash proceeds of one more equity offerings, at a price equal to a range of 109.25% to 109.625% of the principal balance of the redeemed Senior Notes.
Upon the occurrence of a change in control, each holder of the Senior Notes has the right to require the Company to repurchase all or any part of such holder’s Senior Notes, at a price in cash equal to 101% of the principal amount of the Senior Notes redeemed.
The Senior Note Indentures contain certain covenants that the Company must meet during the term of the Senior Notes. However, if at any date, the Senior Notes have Investment Grade Ratings from both of the rating agencies of Moody’s Investment Service, Inc. (“Moody’s”) and Standards & Poor’s Rating Group (“S&P”) and no event of default has occurred, the majority of the covenants will not apply.
Senior Subordinated Notes
In connection with the Transactions, the Company issued $335.0 million of Senior Subordinated Notes. The Senior Subordinated Notes are senior subordinated obligations of the Company and will mature on June 1, 2017. Interest is payable semi-annually at 10.50% per annum, which commenced on December 1, 2007.

Each of the Company’s wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility jointly and severally irrevocably and unconditionally guarantee on a senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes, expenses, indemnification or otherwise.
On or after June 1, 2012, the Company may redeem the Senior Subordinated Notes at its option, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes plus a premium ranging from 101.75% to 105.25% if redeemed prior to June 1, 2015. In addition, prior to June 1, 2012, the Company may redeem the Senior Subordinated Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus an applicable premium. There are also other specific provisions that allow for the Company to redeem Senior Subordinated Notes prior to June 1, 2010, subject to certain notice periods and limitations, up to 35% of the original aggregate principal amount with the cash proceeds of one more equity offerings, at a redemption price equal to 110.50% of the principal balance of the redeemed Senior Subordinated Notes.
Upon the occurrence of a change in control, each holder of the Senior Subordinated Notes has the right to require the Company to repurchase all or any part of such holder’s Senior Subordinated Notes, at a price in cash equal to 101% of the principal amount of the Senior Subordinated Notes redeemed.
The Senior Subordinated Note Indenture contains certain covenants that the Company must meet during the term of the Senior Subordinated Notes. However, if at any date, the Senior Subordinated Notes have Investment Grade Ratings from both of the rating agencies of Moody’s and S&P and no event of default has occurred, the majority of the covenants will not apply.
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $3.4 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 2, 2008, the entire amount of $3.4 million was available for borrowing by the Company, subject to reduction for $2.0 million of outstanding bank guarantees.
6. COMMITMENTS AND CONTINGENCIES
Leasing — The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of Net sales. Rental expense for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006 is set forth below (in thousands):

	Successor Entity	Predecessor Entity
	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year Ended
	February 2,	May 28,	February 3,	January 28,
	2008	2007	2007	2006
Minimum store rentals	$137,236	$60,751	$178,591	$162,066
Store rentals based on net sales	2,332	1,938	4,421	4,734
Other rental expense	7,929	4,078	12,051	14,141

Total rental expense	$147,497	$66,767	$195,063	$180,941

Minimum aggregate rental commitments under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2009	$201,744
2010	185,131
2011	168,831
2012	152,003
2013	135,021
Thereafter	424,434

$1,267,164

Rental commitments for the Company’s foreign entities in the table above have been translated to U.S. Dollars at March 31, 2008 exchange rates.
Certain leases provide for payment of real estate taxes, insurance, and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. In addition, certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes, and the effect on costs from changes in price indexes.
SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the International division. The Company had retirement obligations of $2.9 million and $2.3 million recorded at February 2, 2008 and February 3, 2007, respectively.
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
Employment Agreements — The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.
Other
Approximately 70% of the merchandise purchased by the Company was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.
In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. At February 2, 2008, the Company’s estimated remaining liability relating to this package was approximately $4.6 million.

7. STOCKHOLDERS’ EQUITY
Predecessor Entity
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
Rights to Purchase Series A Junior Participating Preferred Stock — The Company’s Board of Directors adopted a stockholder rights plan (“the Rights Plan”) in May 2003. The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130.00, subject to adjustment, for each outstanding share of Common stock and Class A common stock they own. These rights are only exercisable if a single person or company acquires 15% or more of the outstanding shares of the Company’s common stock. If the Company was acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price. The Company may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on May 30, 2013. The Rights Plan was amended in March 2007 in connection with the merger agreement. The amendment provides that neither the execution of the merger agreement nor the consummation of the merger or other transactions contemplated by the merger agreement will trigger the separation or exercise of the shareholder rights plan or any adverse event under the Rights Plan.
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
8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Predecessor Entity
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
Incentive stock options outstanding at February 3, 2007 are exercisable at $10.19 at dates beginning one year from the date of grant, and expire five to ten years after the date of grant. Non-qualified stock options outstanding at February 3, 2007 are exercisable at prices equal to the fair market value of the shares at the date of grant and expire five to ten years after the date of grant.
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
As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes and net income for the fiscal year ended February 3, 2007 are not materially different than if the Company had continued to account for the share-based compensation programs under APB 25.
During the fiscal years ended February 3, 2007 and January 28, 2006, no cash was used to settle equity instruments granted under share-based payment arrangements.
On January 23, 2006, the Company accelerated the vesting of approximately 659,000 incentive and non-qualified stock options held by employees, representing substantially all unvested options outstanding at the time of acceleration. These accelerated options had a weighted average exercise price of $16.29, which was less than the market price of the Company’s Common stock of $29.34 at the time of acceleration. This action resulted in non-cash, stock-based compensation expense of $314,000 in Fiscal 2006. It also resulted in an increase of $2.4 million, net of tax, in the pro forma stock-based employee compensation expense shown in Note 2. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related aggregate compensation cost of approximately $4.2 million in the Company’s consolidated financial statements primarily during Fiscal 2007 and 2008 under SFAS No. 123R.
On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the fiscal years ended February 3, 2007 and January 28, 2006, other than the expense discussed above relating to the accelerated vesting, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the fiscal years ended February 3, 2007 and January 28, 2006 was approximately $11.5 million and $3.5 million, respectively.

For the fiscal years ended February 3, 2007 and January 28, 2006, the Company recognized $7.1 million and $4.4 million, respectively, of stock-based compensation. Related tax benefits of $2.3 million and $1.5 million, respectively, were recognized for these periods. During the period from February 4, 2007 through May 28, 2007, the Predecessor Entity recognized $8.9 million of stock-based compensation expense. A related tax benefit of approximately $2.9 million was recognized for this period. For the period from February 4, 2007 through May 28, 2007, cash flow from operating activities decreased $2.9 million and cash flow from financing activities increased $2.9 million relating to classification of cash flows for the tax benefits of stock compensation. For the year ended February 3, 2007, cash flow from operating activities decreased $3.6 million and cash flow from financing activities increased $3.6 million relating to the classification of cash flows for the tax benefits of stock compensation.
Stock Options
A summary of the activity in the Company’s stock option plans for the period from February 4, 2007 through May 28, 2007 and the fiscal years ended February 3, 2007 and January 28, 2006 is presented below:

	Period From February 4, 2007		Fiscal Year Ended
	Through May 28, 2007		February 3, 2007		January 28, 2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	Of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	484,000	$16.31	1,113,436	$15.33	1,511,813	$15.40
Options granted	—	—	—	—	—	—
Options exercised	(10,000)	17.72	(619,436)	14.53	(323,127)	15.09
Options canceled	—	—	(10,000)	16.93	(75,250)	17.30
Options converted	(474,000)	16.28	—	—	—	—

Outstanding at end of period	—	$—	484,000	$16.31	1,113,436	$15.33

Exercisable at end of period	—	$—	484,000	$16.31	1,108,436	$15.32

Upon the sale of the Company, the outstanding stock options were converted into the right to receive the difference between $33.00 and the exercise price of the stock option. As a result, the Company paid approximately $7.9 million related to the conversion of stock options.
Time-Vested Stock Awards
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
Compensation expense related to outstanding time-vested shares during the period from February 4, 2007 through May 28, 2007 was approximately $1.9 million. In connection with the Merger, remaining unvested shares became fully vested. Accordingly, the Predecessor Entity recognized the remaining compensation expense related to the acceleration of the vesting during the period from February 4, 2007 through May 28, 2007.
A summary of the activity during the period from February 4, 2007 through May 28, 2007 and the fiscal year ended February 3, 2007 in the time-vested stock is presented below:

	Period From February 4, 2007		Fiscal Year Ended
	Through May 28, 2007		February 3, 2007
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	93,400	$22.64	169,933	$22.48
Granted	—	—	18,400	24.38
Vested	(93,400)	22.64	(94,933)	22.70
Forfeited	—	—	—	—

Non-vested at end of period	—	$—	93,400	$22.64

Long-Term Incentive Stock Plans
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
During the period from February 4, 2007 through May 28, 2007, the Company issued approximately 39,100 shares of Common stock representing shares earned through achievement of LTIP performance targets for Fiscal 2007.
During the period from February 4, 2007 through May 28, 2007, the Company recorded approximately $6.9 million of compensation expense relating to the Fiscal 2006 and 2007 long-term incentive plans. Included in this expense was approximately $6.1 million relating to the vesting of previously unvested stock and performance units. The unvested stock and performance units became fully vested as a result of the Merger.
Successor Entity
On June 29, 2007, the Board of Directors and stockholders of Claire’s Inc. adopted the Claire’s Inc. Stock Incentive Plan (the “Plan”). The Plan provides employees and directors of Claire’s Inc., the Company and its subsidiaries, who are in a position to contribute to the long-term success of these entities, with shares or options to acquire shares in Claire’s Inc. to aid in attracting, retaining, and motivating individuals of outstanding ability.
The Plan was amended on July 23, 2007 to increase the number of shares available for issuance to 6,860,000 to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. The Board of Directors of Claire’s Inc. awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.
The total compensation expense recognized by the Company for the period from May 29, 2007 to February 2, 2008 was $5.5 million. Related tax benefits of approximately $1.6 million were recognized for the period from May 29, 2007 to February 2, 2008.
The Board of Directors of Claire’s Inc. approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and a “Performance Option”, as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. The Company recognized compensation expense of $4.5 million for the period from May 29, 2007 through February 2, 2008.

The Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The Company recognized compensation expense of $620,000 for the period from May 29, 2007 through February 2, 2008 related to these options.
The following is a summary of activity in the Company’s stock option plan for the period from May 29, 2007 through February 2, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (Years)	Value

Outstanding at beginning of period	—	—	—	—
Options granted	6,204,872	$10.00	6.4	—
Options exercised	—	—	—	—
Options forfeited	(62,250)	—	—	—
Options expired	—	—	—	—

Outstanding at end of period	6,142,622	$10.00	6.4	—

Exercisable at end of period	1,089,500	$10.00	6.4	—
The weighted average grant date fair value of options granted during the period from May 29, 2007 through February 2, 2008 was $4.73.
For options granted during the period from May 29, 2007 through February 2, 2008, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

	Time Options	Performance
	and BOGO Options	Options
	(Black-Scholes)	(Monte Carlo)
Expected dividend yield	0.00%	0.00%
Weighted average expected stock price volatility	47.56%	52.00%
Weighted average risk-free interest rate	4.55%	4.71%
Range of risk-free interest rate	2.99% - 5.01%	2.97% - 5.16%
Weighted average expected life of options (years)	4.92	N/A
The expected life of Time Options and BOGO Options has been based on the “simplified” method in accordance with Staff Accounting Bulletin No. 107. The Company’s historical exercise data no longer provides a reasonable basis upon which to estimate an expected term due to the sale of the Company resulting in new equity-based compensation arrangements and types of employees receiving grants.
Stock price volatility was based on peer company data as of the date of each option grant.
Claire’s Inc. will issue new shares to satisfy exercise of stock options. During the period from May 29, 2007 to February 2, 2008, no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Stock Awards
On May 29, 2007, Claire’s Inc. issued 125,000 shares of common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vest at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Compensation expense relating to these shares recorded during the period from May 29, 2007 to February 2, 2008 approximated $434,000. At February 2, 2008, unearned compensation related to these shares was $816,000. That cost is expected to be recognized over a weighted average period of 3.3 years.
A summary of the activity during the period from May 29, 2007 to February 2, 2008 in the Company’s time-vested stock is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at beginning of period	—	—

Granted	125,000	$10.00
Vested	—	—
Forfeited	—	—

Nonvested at end of period	125,000	$10.00

9. DERIVATIVES AND HEDGING ACTIVITIES
The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. The Company measures the effectiveness of its cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.
The Company primarily employs derivative financial instruments to manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to the financial instruments are unable to perform their obligations. However, the Company seeks to minimize this risk by entering into transactions with counterparties that are significant and creditworthy financial institutions. The Company monitors the credit ratings of the counterparties.
The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in accumulated other comprehensive income (loss) on the consolidated balance sheets, to the extent that hedges are effective. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the consolidated statements of operations.

The Company may at its discretion terminate or de-designate any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the consolidated statement of operations at that time.
Between July 20, 2007 and August 3, 2007, the Company entered into three interest rate swap agreements (the “Swaps”) to manage exposure to interest rate changes related to the senior secured term loan facility. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At February 2, 2008, the Swaps cover an aggregate notional amount of $435.0 million of the $1.44 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. There was no hedge ineffectiveness during the period from inception of the Swaps on July 20, 2007 to February 2, 2008. At February 2, 2008, the estimated fair value of the Swaps was a liability of approximately $22.6 million which was recorded in the balance sheet classification accrued expenses and other liabilities. The $22.6 million was also recorded, net of tax of approximately $8.8 million, as a reduction in other comprehensive income.
The Company is also exposed to market risk from foreign exchange rates. The Company continues to evaluate these risks and takes measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. From time to time, the Company enters into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. There were no foreign currency options maintained at February 2, 2008. Foreign currency options maintained at February 3, 2007 were not designated as hedging instruments under SFAS No. 133.
10. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $0.50, up to 2% of the employee’s salary. During the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, the cost of Company matching contributions was $554,000, $258,000, $1,027,000, and $716,000, respectively.
Predecessor Entity
Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan, which was amended and restated, effective as of February 4, 2005, that enables certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provides for payments upon retirement, death, or termination of employment. Participants may elect to defer a percentage of their cash compensation while the Company contributes a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions are immediately vested. The Company’s obligations under this plan are funded by making contributions to a rabbi trust. Assets held under this plan totaled $9.3 million at February 3, 2007 and are included in other current assets in the Company’s Consolidated Balance Sheets. The obligations under the plan are included in accrued expenses and other liabilities. Total Company contributions were $204,000, $460,000 and $408,000 for the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, respectively. The deferred compensation plan was terminated upon the sale of the Company in May 2007. Assets held in the rabbi trust were used to fund the obligations due participants upon termination of the plan.

11. INCOME TAXES
Income (loss) before income taxes is as follows (in thousands):

	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year Ended
	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007	Jan. 28, 2006

U.S.	$(75,357)	$(27,568)	$198,603	$186,904
Foreign	67,978	5,575	70,047	72,767

	$(7,379)	$(21,993)	$268,650	$259,671

The components of income tax expense (benefit) consist of the following (in thousands):

	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year Ended
	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007	Jan. 28, 2006

Federal:
Current	$(460)	$16,408	$64,044	$71,693
Deferred	(10,838)	6,416	(3,169)	(3,315)

	(11,298)	22,824	60,875	68,378

State
Current	(381)	314	5,978	6,028
Deferred	(5,283)	599	(508)	(343)

	(5,664)	913	5,470	5,685

Foreign
Current	8,768	(1,670)	14,333	14,247
Deferred	174	(288)	(790)	(982)

	8,942	(1,958)	13,543	13,265

Total income tax expense (benefit)	$(8,020)	$21,779	$79,888	$87,328

The provision for income taxes from continuing operations differs from an amount computed at the statutory federal rate as follows:

	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year Ended
	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007	Jan. 28, 2006

U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	237.8	28.6	(6.8)	(6.4)
State and local income taxes, net of federal tax benefit	12.0	(0.1)	1.7	1.4
American Jobs Creation Act repatriation	—	—	—	2.2
Transaction related costs	—	(45.3)	—	—
Repatriation of foreign earnings	(70.7)	(100.1)	—	—
Change in accrual for estimated tax contingencies	(24.9)	(5.3)	(3.0)	2.3
Other, net	(80.5)	(11.8)	2.8	(0.9)

	108.7%	(99.0)%	29.7%	33.6%

The Successor Entity’s effective income tax benefit rate was 108.7% for the period from May 29, 2007 through February 2, 2008. This effective income tax benefit rate differs from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, the impact of the repatriation of foreign earnings to fund transaction related interest, and other book to tax return adjustments.
The Predecessor Entity’s effective income tax rate was (99.0)% for the period from February 4, 2007 through May 28, 2007. This effective income tax rate differed from the statutory federal rate of 35%. The tax benefit that results from the application of the statutory federal rate of 35% to the loss before income taxes for this period is offset by the tax expense associated with non-deductible transaction costs and the repatriation of foreign earnings to fund, in part, the acquisition of the Company. The net tax expense as a percentage of loss before income taxes for this period resulted in a negative effective income tax rate.

The tax effects on the significant components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Feb. 2, 2008	Feb. 3, 2007

Deferred tax assets:
Accrued expenses	$5,956	$5,947
Deferred rent	643	4,901
Depreciation	—	1,153
Compensation & benefits	4,366	7,903
Inventory	1,331	1,201
Gift cards	1,319	1,529
Net operating loss carry forwards	59,235	9,710
Other	9,443	944

Total gross deferred tax assets	82,293	33,288

Valuation allowance	(11,472)	(8,288)

Total deferred tax assets, net	70,821	25,000

Deferred tax liabilities:
Depreciation	4,011	—
Intangible asset amortization	—	26,694
Trademark intangibles	168,880	—
Other	15,997	1,245

Total deferred tax liabilities	188,888	27,939

Net deferred tax liability	$(118,067)	$(2,939)

As of February 2, 2008, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $121.2 million ($42.4 million tax-effected) which expire in 2028, and approximately $132.4 million of foreign and state NOL carryforwards. The foreign NOL carryforwards of approximately $37.1 million ($12.3 million tax-effected) have an indefinite expiration. The state NOL carryforwards of approximately $95.3 million ($4.5 million tax-effected) will expire between 2013 and 2028 pursuant to the applicable statutes of the respective taxing jurisdictions. In assessing the need for a valuation allowance recorded against deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets will depend on the existence of future taxable income. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, past operating results, estimates of future taxable income and tax planning opportunities. Based upon the level of historical core earnings and corresponding taxable income, estimates of future taxable income over the periods in which the deferred tax assets are deductible, and the ability to repatriate future foreign earnings, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances of $11.5 million existing at February 2, 2008. Of the $11.5 million of valuation allowances, $10.2 million, if subsequently recognized, will reduce goodwill. These valuation allowances relate to certain foreign and state NOL carryforwards that, in the opinion of management, are more likely than not to expire unutilized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are not achieved. The net change in the total valuation allowances for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, and Fiscal 2007 was an increase of $1.8 million, $1.4 million, and a decrease of $2.7 million, respectively.
As of February 2, 2008, there are accumulated unremitted earnings from the Company’s foreign subsidiaries of approximately $233.5 million for which deferred taxes have not been provided as these undistributed earnings of the foreign subsidiaries are considered indefinitely reinvested. Based on the current U.S. and foreign subsidiaries’ income tax rates, it is estimated that U.S. taxes, net of foreign tax credits, of approximately $59.0 million would be due upon repatriation.

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
As of February 2, 2008 and February 3, 2007, net current deferred income tax assets of $19.5 million and $15.1 million, respectively, are classified as other current assets in the accompanying Consolidated Balance Sheet. As of February 2, 2008 and February 3, 2007, net non-current deferred income tax assets of $2.0 million and $1.4 million, respectively, are classified as other assets in the accompanying Consolidated Balance Sheet. There were no net current deferred income tax liabilities as of February 2, 2008 and February 3, 2007.
Accumulated other comprehensive income at February 2, 2008, May 28, 2007, and February 3, 2007 includes $0.6 million, $5.7 million, and $5.6 million, respectively, related to the income tax effect of unrealized gains on foreign currency translation of certain long-term intercompany loans within the Company’s foreign subsidiaries. The balance at May 28, 2007 of $5.7 million was subsequently recorded to goodwill. This results in increases of $0.6 million for the period from May 29, 2007 through February 2, 2008 and $0.1 million for the period from February 4, 2007 through May 28, 2007.
Taxes impacted stockholders’ equity with credits of $0, $2.9 million, $3.6 million, and $0.9 million for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, respectively, relating to tax benefits from the exercise of stock options.
The Company adopted the provisions of FIN 48 on February 4, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	May 29, 2007	February 4, 2007
	Through	Through
	February 2, 2008	May 28, 2007
Beginning Balance	$7,386	$6,481
Additions based on tax positions related to the current year	1,418	748
Additions for tax positions of prior years	1,754	174
Reductions for tax positions of prior years	(517)	(17)
Statute expirations	(239)	—
Settlements	(185)	—

Ending Balance	$9,617	$7,386

At February 4, 2007, the date of adoption, the total unrecognized tax benefits were approximately $6.5 million, none of which would affect the Company’s effective tax rate if recognized as such recognition would result in an adjustment to goodwill. Additionally, consistent with the provisions of FIN 48, the Company reclassified $6.5 million of unrecognized tax benefits from current to non-current liabilities. These non-current income tax liabilities are recorded in other liabilities in the accompanying Consolidated Balance Sheet. The amount of unrecognized tax benefits at February 2, 2008 of $1.4 million, if recognized, would favorably affect the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. At February 4, 2007, upon adoption of FIN 48, the Company had $1.3 million of accrued interest and penalties on unrecognized tax benefits, all of which were also reclassified from current to non-current liabilities. None of the accrued interest and penalties at February 4, 2007, would affect the Company’s effective tax rate, if recognized, as such recognition would result in an adjustment to goodwill. For the period from May 29, 2007 through February 2, 2008 and February 4, 2007 through May 28, 2007, the Company recognized $0.5 million and $0.2 million, respectively, in interest and penalties. The Company had $1.5 million for the payment of interest and penalties accrued at February 2, 2008.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before Fiscal 2003. On January 31, 2007, the Internal Revenue Service concluded its tax examination of our U.S. federal tax returns for Fiscal 2003 through 2006. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2006, France through Fiscal 2005, and Canada through Fiscal 2004.
Within the next 12 months, the Company estimates that the unrecognized tax benefits at February 2, 2008, could be reduced by approximately $0.9 million related to the settlement of various state and local tax examinations for prior periods, resulting in an adjustment to goodwill. Other than the expected settlement for state and local tax positions, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
12. RELATED PARTY TRANSACTIONS
The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. The two Co-Chairmen of the Predecessor Entity, as well as a sister of the former Co-Chairmen, each have an approximately 32% ownership interest in the general partnership, and our former Chief Financial Officer has an approximately 5% ownership interest in the general partnership. During the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, Fiscal 2007, and Fiscal 2006, the Company paid Rowland Schaefer & Associates, Inc. approximately $0.6 million, $0.7 million, $1.0 million, and $1.2 million, respectively, for rent, real estate taxes, and operating expenses as required under the lease. After obtaining approval of the Company’s Corporate Governance/Nominating Committee, the Company executed a new lease in January 2004 which expires on December 31, 2013.
The Company leased retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation that is controlled by the Predecessor Company’s two Co-Chairmen and a sister of the Predecessor Company’s Co-Chairmen. During Fiscal 2008, no payments were made to 720 Lexington Realty LLC. During Fiscal 2007 and 2006, the Predecessor Company paid approximately $474,000 and $460,000, respectively, for rent to 720 Lexington Realty LLC. The lease expired on January 31, 2005 and the Predecessor Company’s Corporate Governance/Nominating Committee approved the terms of a new lease in January 2005. The new lease terms provided for a five-year term with a five year renewal option, and annual rental payments of $460,000 (exclusive of real estate taxes and other operating expenses to be paid by the Company under the lease). As a result of the sale of the building in February 2007 by 720 Lexington Realty LLC to an unrelated third party, the lease was assigned to the new owner, and lease payments subsequent to the closing date are now made to the new owner.
Management believes that these lease arrangements are on no less favorable terms than the Company could obtain from unaffiliated third parties.
Upon consummation of the Merger, the Company entered into a management services agreement with Apollo and the Sponsors. Under this management services agreement, Apollo and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. In addition, the Company paid a transaction fee of $20.3 million (including reimbursement of expenses) to Apollo and the Sponsors for financial advisory services rendered in connection with the Merger, a portion of which has been included as part of the purchase price. These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger. Upon consummation of the Merger, the Company paid Tri-Artisan Capital Partners, LLC, a member of one of the Sponsors’ affiliated funds, an $8.9 million transaction fee in connection with certain advisory services rendered in connection with the Merger.

13. SELECTED QUARTERLY FINANCIAL DATA
     (Unaudited)

	Fiscal Year Ended February 2, 2008
	Predecessor Entity		Successor Entity
	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Year
	(In thousands)
		May 6, 2007	May 29, 2007
		Through	Through
		May 28, 2007	August 4, 2007
Net sales	$340,571	$84,328	$281,190	$357,366	$447,376	$1,510,831
Gross Profit	178,980	39,482	142,914	181,151	240,482	783,009
Transaction related costs	3,486	69,186	2,061	1,200	4,058	79,991
Interest expense (income)	(3,753)	(1,123)	35,928	56,322	55,642	143,016
Net income (loss)	28,781	(72,551)	(807)	(13,812)	15,258	(43,131)

	Predecessor Entity
	Fiscal Year Ended February 3, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
			(In thousands)

Net sales	$311,927	$349,160	$347,593	$472,307	$1,480,987
Gross profit	164,753	181,281	182,106	261,201	789,341
Transaction-related costs	—	—	—	—	—
Interest expense (income)	(4,181)	(3,848)	(3,161)	(3,385)	(14,575)
Net income	29,701	35,962	36,627	86,472	188,762
14. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American division and the license fees we charge under the licensing agreements within other income within our European division in our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. Substantially all of the stock compensation expense is recorded in the Company’s North American division, as is the interest expense on debt related to the Transactions.

Information about the Company’s operations by segment is as follows (in thousands):

	Successor Entity	Predecessor Entity
	May 29, 2007	Feb. 4, 2007
	Through	Through	Fiscal Year
	Feb. 2, 2008	May 28, 2007	2007	2006
Net sales:
North America	$702,986	$292,483	$1,024,009	$964,008
Europe	382,946	132,416	456,978	405,744

Total net sales	$1,085,932	$424,899	$1,480,987	$1,369,752

Depreciation and amortization:
North America	$42,846	$12,823	$37,252	$32,383
Europe	18,605	6,829	19,519	16,517

Total depreciation and amortization	$61,451	$19,652	$56,771	$48,900

Segment operating income (loss):
North America	$95,238	$46,569	$197,961	$197,385
Europe	52,594	(766)	56,114	52,793

Total segment operating income (loss)	$147,832	$45,803	$254,075	$250,178

Interest expense (income), net:
North America	$148,616	$(3,898)	$(12,617)	$(7,169)
Europe	(724)	(978)	(1,958)	(2,324)

Total interest expense (income), net	$147,892	$(4,876)	$(14,575)	$(9,493)

Income (loss) before income taxes:
North America	$(59,468)	$(22,205)	$210,578	$204,554
Europe	52,089	212	58,072	55,117

Total income (loss) before income taxes	$(7,379)	$(21,993)	$268,650	$259,671

Income taxes:
North America	$(17,444)	$25,189	$70,207	$81,794
Europe	9,424	(3,410)	9,681	5,534

Total income taxes	$(8,020)	$21,779	$79,888	$87,328

Net income (loss):
North America	$(42,024)	$(47,394)	$140,372	$122,760
Europe	42,665	3,622	48,390	49,583

Net income (loss)	$641	$(43,772)	$188,762	$172,343

Goodwill:
North America	$1,401,959	$170,650	$170,650	$170,650
Europe	438,908	30,902	30,292	27,988

Total goodwill	$1,840,867	$201,552	$200,942	$198,638

Long lived assets:
North America	$217,230	$189,226	$181,756	$159,361
Europe	92,379	87,249	83,569	63,358

Total long lived assets	$309,609	$276,475	$265,325	$222,719

Total assets:
North America	$2,600,540	$746,996	$746,805	$822,687
Europe	747,957	372,051	344,461	268,014

Total assets	$3,348,497	$1,119,047	$1,091,266	$1,090,701

Capital Expenditures
North America	$38,105	$19,697	$62,557	$46,895
Europe	20,379	8,291	32,635	26,549

Total capital expenditures	$58,484	$27,988	$95,192	$73,444

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America. The Predecessor Entity measured segment operating income as gross profit less selling, general and administrative expenses. As a result of the acquisition of the Company, the measure of segment operating income has been modified to include other operating income and expenses, but exclude transaction-related costs. Segment operating income for all periods presented above reflects the modified measure.
Excluded from operating income for the North American segment are transaction-related costs of $6.1 million and $72.7 million for the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Excluded from operating income for the European segment are transaction-related costs of $1.2 million for the period from May 29, 2007 through February 2, 2008.
Approximately 19.6%, 17.3%, 18.2% and 18.6% of the Company’s net sales were in the United Kingdom for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, and Fiscal 2007 and Fiscal 2006, respectively. Approximately 14.6%, 14.2% and 13.2% of the Company’s property and equipment, net, were located in the United Kingdom at February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Approximately 7.6%, 6.5%, 6.5% and 6.8% of the Company’s net sales were in France for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, and Fiscal 2007 and Fiscal 2006, respectively. Approximately 8.6%, 9.6% and 11.5% of the Company’s property and equipment, net, were located in France at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
15. SUPPLEMENTAL FINANCIAL INFORMATION
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s senior secured credit facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European subsidiaries, RSI International Ltd., CSC Limited Partnership, Claire’s China, and BMS Fashion Corp., (the “Non-Guarantors”) are not guarantors of these notes.
The following tables present the condensed combining financial information for the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The combining financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.

Successor Entity
Combining Condensed Balance Sheet
February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
ASSETS
Current assets:
Cash and cash equivalents	$25,835	$1,892	$58,247	$—	$85,974
Inventories	—	84,952	32,727	—	117,679
Prepaid expenses	403	15,264	21,648	—	37,315
Other current assets	100	31,501	6,057	—	37,658

Total current assets	26,338	133,609	118,679	—	278,626

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,050	83,924	44,156	—	130,130
Leasehold improvements	1,628	127,522	82,013	—	211,163

	3,678	233,734	126,169	—	363,581
Less accumulated depreciation and amortization	(609)	(34,615)	(18,748)	—	(53,972)

	3,069	199,119	107,421	—	309,609

Intercompany receivables	20,198	—	13	(20,211)	—
Investment in subsidiaries	2,452,074	5,764	—	(2,457,838)	—
Intangible assets, net	423,000	300	353,830	—	777,130
Deferred financing costs	70,511	—	—	—	70,511
Other assets	35,124	1,269	35,361	—	71,754
Goodwill	—	1,401,959	438,908	—	1,840,867

	3,000,907	1,409,292	828,112	(2,478,049)	2,760,262

Total assets	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$762	$22,140	$33,187	$—	$56,089
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	(8,383)	14,246	6,328	—	12,191
Accrued interest payable	19,534	—	2		19,536
Accrued expenses and other liabilities	34,194	39,737	43,145	—	117,076

Total current liabilities	60,607	76,123	82,662	—	219,392

Intercompany payables	—	20,211	—	(20,211)	—
Long-term debt	2,363,250	—	—		2,363,250
Deferred tax liability	—	120,742	18,764	—	139,506
Deferred rent expense	1,257	5,350	3,965	—	10,572
Other liabilities	—	10,577	—	—	10,577

	2,364,507	156,880	22,729	(20,211)	2,523,905

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Class A common stock	—	—	—	—	—
Common stock	—	367	2	(369)	—
Additional paid in capital	601,201	1,449,307	878,145	(2,327,452)	601,201
Accumulated other comprehensive income, net of tax	3,358	2,959	17,513	(20,472)	3,358
Retained earnings	641	56,384	53,161	(109,545)	641

	605,200	1,509,017	948,821	(2,457,838)	605,200

Total liabilities and stockholders’ equity	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

Predecessor Entity
Combining Condensed Balance Sheet
February 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
ASSETS
Current assets:
Cash and cash equivalents	$194,098	$15,807	$130,972	$—	$340,877
Inventories	—	88,458	32,661	—	121,119
Prepaid expenses	1,464	13,127	20,974	—	35,565
Other current assets	9,976	28,217	2,888	—	41,081

Total current assets	205,538	145,609	187,495	—	538,642

Property and equipment:
Land and building	78	17,272	—	—	17,350
Furniture, fixtures and equipment	5,197	191,347	87,012	—	283,556
Leasehold improvements	4,532	162,370	121,597	—	288,499

	9,807	370,989	208,609	—	589,405
Less accumulated depreciation and amortization	(6,296)	(207,229)	(110,555)	—	(324,080)

	3,511	163,760	98,054	—	265,325

Intercompany receivables	10,241	—	—	(10,241)	—
Investment in subsidiaries	649,516	24,942	—	(674,458)	—
Intangible assets, net	—	618	50,964	—	51,582
Other assets	7,547	904	26,324	—	34,775
Goodwill	—	170,650	30,292	—	200,942

	667,304	197,114	107,580	(684,699)	287,299

Total assets	$876,353	$506,483	$393,129	$(684,699)	$1,091,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,422	$25,228	$29,673	$—	$56,323
Income taxes payable	—	24,838	10,264	—	35,102
Accrued expenses and other liabilities	24,665	42,608	36,753	—	104,026

Total current liabilities	26,087	92,674	76,690	—	195,451

Intercompany payables	—	1,176	9,065	(10,241)	—
Deferred tax liability	—	17,195	2,229	—	19,424
Deferred rent expense	—	17,522	8,603	—	26,125
Other liabilities	2,604	—	—	—	2,604

	2,604	35,893	19,897	(10,241)	48,153

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Class A common stock	243	—	—	—	243
Common stock	4,410	367	—	(367)	4,410
Additional paid in capital	75,486	42,544	76,958	(119,502)	75,486
Accumulated other comprehensive income, net of tax	33,956	4,394	37,100	(41,494)	33,956
Retained earnings	733,567	330,611	182,484	(513,095)	733,567

	847,662	377,916	296,542	(674,458)	847,662

Total liabilities and stockholders’ equity	$876,353	$506,483	$393,129	$(684,699)	$1,091,266

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period May 29, 2007 Through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,224,858	$431,615	$(570,541)	$1,085,932
Cost of sales, occupancy and buying expenses	—	893,847	198,078	(570,541)	521,384

Gross profit	—	331,011	233,537	—	564,548

Other expenses (income):
Selling, general and administrative	18,897	191,544	147,912	—	358,353
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Transaction-related costs	6,090	—	1,229	—	7,319
Other income	(8,570)	9,595	(4,113)	—	(3,088)

	18,553	239,069	166,413	—	424,035

Operating income (loss)	(18,553)	91,942	67,124	—	140,513
Interest expense (income), net	149,527	(711)	(924)	—	147,892

Income (loss) before income taxes	(168,080)	92,653	68,048	—	(7,379)
Income taxes	(56,335)	38,035	10,280	—	(8,020)

Income (loss) from continuing operations	(111,745)	54,618	57,768	—	641
Equity in earnings of subsidiaries	112,386	6,371	—	(118,757)	—

Net income	641	60,989	57,768	(118,757)	641
Foreign currency translation and interest rate swap adjustments	3,358	2,959	17,513	(20,472)	3,358

Comprehensive income	$3,999	$63,948	$75,281	$(139,229)	$3,999

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$540,394	$149,666	$(265,161)	$424,899
Cost of sales, occupancy and buying expenses	—	397,435	74,164	(265,161)	206,438

Gross profit	—	142,959	75,502	—	218,461

Other expenses (income):
Selling, general and administrative	7,021	84,633	62,828	—	154,482
Depreciation and amortization	367	11,504	7,781	—	19,652
Transaction-related costs	72,672	—	—	—	72,672
Other (income) expense	(8,054)	5,926	652	—	(1,476)

	72,006	102,063	71,261	—	245,330

Operating income (loss)	(72,006)	40,896	4,241	—	(26,869)
Interest expense (income), net	(3,235)	(376)	(1,265)	—	(4,876)

Income (loss) before income taxes	(68,771)	41,272	5,506	—	(21,993)
Income taxes	8,369	15,361	(1,951)	—	21,779

Income (loss) from continuing operations	(77,140)	25,911	7,457	—	(43,772)
Equity in earnings of subsidiaries	33,368	2,775	—	(36,143)	—

Net income (loss)	(43,772)	28,686	7,457	(36,143)	(43,772)
Foreign currency translation adjustments	8,440	2,861	8,478	(11,339)	8,440

Comprehensive income (loss)	$(35,332)	$31,547	$15,935	$(47,482)	$(35,332)

Predecessor Entity
Combining Condensed Statement of Operations and Comprehensive Income
Fiscal Year Ended February 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Net sales	$—	$1,905,368	$526,451	$(950,832)	$1,480,987
Cost of sales, occupancy and buying expenses	—	1,405,906	236,572	(950,832)	691,646

Gross profit	—	499,462	289,879	—	789,341

Other expenses (income):
Selling, general and administrative	32,095	265,704	184,180	—	481,979
Depreciation and amortization	945	33,389	22,437	—	56,771
Other expense (income)	(22,267)	3,031	15,752	—	(3,484)

	10,773	302,124	222,369	—	535,266

Operating income (loss)	(10,773)	197,338	67,510	—	254,075
Interest expense (income), net	(11,714)	(326)	(2,535)	—	(14,575)

Income before income taxes	941	197,664	70,045	—	268,650
Income taxes	379	66,736	12,773	—	79,888

Income from continuing operations	562	130,928	57,272	—	188,762
Equity in earnings of subsidiaries	188,200	8,702	—	(196,902)	—

Net income	188,762	139,630	57,272	(196,902)	188,762
Foreign currency translation adjustments	12,920	(731)	12,605	(11,874)	12,920

Comprehensive income	$201,682	$138,899	$69,877	$(208,776)	$201,682

Predecessor Entity
Combining Condensed Statement of Operations and Comprehensive Income
Fiscal Year Ended January 28, 2006
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Net sales	$—	$1,781,885	$472,414	$(884,547)	$1,369,752
Cost of sales, occupancy and buying expenses	—	1,303,309	207,104	(884,547)	625,866

Gross profit	—	478,576	265,310	—	743,886

Other expenses (income):
Selling, general and administrative	32,140	252,060	165,230	—	449,430
Depreciation and amortization	900	29,094	18,906	—	48,900
Other expense (income)	(25,554)	9,908	11,024	—	(4,622)

	7,486	291,062	195,160	—	493,708

Operating income (loss)	(7,486)	187,514	70,150	—	250,178
Interest expense (income), net	(6,627)	(248)	(2,618)	—	(9,493)

Income (loss) before income taxes	(859)	187,762	72,768	—	259,671
Income taxes	(1,730)	79,667	9,391	—	87,328

Income from continuing operations	871	108,095	63,377	—	172,343
Equity in earnings of subsidiaries	171,472	14,547	—	(186,019)	—

Net income	172,343	122,642	63,377	(186,019)	172,343
Foreign currency translation adjustments	(7,005)	2,734	(6,910)	4,176	(7,005)

Comprehensive income	$165,338	$125,376	$56,467	$(181,843)	$165,338

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Period May 29, 2007 through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$641	$60,989	$57,768	$(118,757)	$641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(112,386)	(6,371)	—	118,757	—
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Amortization of intangibles and other assets	—	37	1,276	—	1,313
Amortization of debt issuance costs	7,079	—	—	—	7,079
Impairment of assets	—	3,478	—	—	3,478
Loss on sale / retirement of property and equipment, net	23	368	201	—	592
Stock compensation expense	5,526	—	—	—	5,526
(Increase) decrease in:
Inventories	—	13,057	3,781	—	16,838
Prepaid expenses	596	(13,403)	6,256	—	(6,551)
Other assets	18,942	(12,039)	(38,047)	—	(31,144)
Increase (decrease) in:
Trade accounts payable	(570)	(10,579)	(21,838)	—	(32,987)
Income taxes payable	(9,252)	11,508	1,820	—	4,076
Accrued expenses and other liabilities	(87,819)	4,624	10,135	—	(73,060)
Accrued interest payable	19,534	—	(3)	—	19,531
Deferred income taxes	—	(24,684)	6,176	—	(18,508)
Deferred rent expense	(372)	4,971	1,275	—	5,874

Net cash provided by (used in) operating activities	(155,922)	69,886	50,185	—	(35,851)

Cash flows from investing activities:
Acquisition of property and equipment	(160)	(40,224)	(18,100)	—	(58,484)
Acquisition of Predecessor Entity	(2,857,411)	(79,065)	(116,858)	—	(3,053,334)
Acquisition of intangible assets	—	20	(574)	—	(554)

Net cash used in investing activities	(2,857,571)	(119,269)	(135,532)	—	(3,112,372)

Cash flows from financing activities:
Credit facility proceeds	1,450,000	—	—	—	1,450,000
Credit facility payments	(7,250)	—	—	—	(7,250)
Note offerings proceeds	935,000	—	—	—	935,000
Capital contribution	595,675	—	—	—	595,675
Option conversion payment	(7,924)	—	—	—	(7,924)
Financing fees paid	(77,439)	—	—	—	(77,439)
Dividends paid	(7,252)	—	—	—	(7,252)
Intercompany financing	(29,636)	(79,809)	109,445	—	—

Net cash provided by (used in) financing activities	2,851,174	(79,809)	109,445	—	2,880,810

Effect of foreign currency exchange rate changes on cash and cash equivalents	(253)	(126)	3,290	—	2,911

Net increase (decrease) in cash and cash equivalents	(162,572)	(129,318)	27,388	—	(264,502)
Cash and cash equivalents at beginning of period	188,407	131,210	30,859	—	350,476

Cash and cash equivalents at end of period	$25,835	$1,892	$58,247	$—	$85,974

Predecessor Entity
Condensed Consolidating Statement of Cash Flows
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(43,772)	$28,686	$7,457	$(36,143)	$(43,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(33,368)	(2,775)	—	36,143	—
Depreciation and amortization	367	11,504	7,781	—	19,652
Amortization of intangibles and other assets	—	39	583	—	622
Impairment of intangible assets	—	—	73	—	73
(Gain) loss on sale / retirement of property and equipment, net	—	873	328	—	1,201
Excess tax benefit from stock compensation	(2,885)	—	—	—	(2,885)
Stock compensation expense	8,946	—	—	—	8,946
(Increase) decrease in:
Inventories	—	(9,551)	(1,381)	—	(10,932)
Prepaid expenses	465	11,266	(5,342)	—	6,389
Other assets	(941)	1,164	(3,164)	—	(2,941)
Increase (decrease) in:
Trade accounts payable	(90)	7,490	23,802	—	31,202
Income taxes	3,754	(9,903)	(5,583)	—	(11,732)
Accrued expenses and other liabilities	54,909	(8,666)	(6,516)	—	39,727
Deferred income taxes	—	7,015	(292)	—	6,723
Deferred rent expense	—	634	(261)	—	373

Net cash provided by (used in) operating activities	(12,615)	37,776	17,485	—	42,646

Cash flows from investing activities:
Acquisition of property and equipment	(171)	(18,822)	(8,995)	—	(27,988)
Acquisition of intangible assets	—	(20)	(61)	—	(81)

Net cash used in investing activities	(171)	(18,842)	(9,056)	—	(28,069)

Cash flows from financing activities:
Exercised stock option proceeds	177	—	—	—	177
Excess tax benefit from stock compensation	2,885	—	—	—	2,885
Dividends paid	(9,065)	—	—	—	(9,065)
Intercompany financing	13,118	96,485	(109,603)	—	—

Net cash provided by (used in) financing activities	7,115	96,485	(109,603)	—	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	(16)	1,061	—	1,025

Net increase (decrease) in cash and cash equivalents	(5,691)	115,403	(100,113)	—	9,599
Cash and cash equivalents at beginning of period	194,098	15,807	130,972	—	340,877

Cash and cash equivalents at end of period	$188,407	$131,210	$30,859	$—	$350,476

Predecessor Entity
Combining Condensed Statement of Cash Flows
Fiscal Year Ended February 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Cash flows from operating activities:
Net income	$188,762	$139,630	$57,272	$(196,902)	$188,762
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(188,200)	(8,702)	—	196,902	—
Depreciation and amortization	945	33,389	22,437	—	56,771
Amortization of intangible assets	—	76	1,413	—	1,489
(Gain) loss on retirement of property and equipment, net	(734)	2,397	698	—	2,361
Loss on sale of intangible assets	—	—	5	—	5
Excess tax benefit from stock compensation	(3,648)	—	—	—	(3,648)
Stock compensation expense	7,080	—	—	—	7,080
(Increase) decrease in:
Inventories	—	(3,449)	(1,656)	—	(5,105)
Prepaid expenses	100	(12,186)	(4,355)	—	(16,441)
Other assets	(4,785)	(623)	(5,317)	—	(10,725)
Increase (decrease) in:
Trade accounts payable	142	(1,544)	4,846	—	3,444
Income taxes payable	3,648	(7,170)	5,706	—	2,184
Accrued expenses and other liabilities	2,247	1,734	2,872	—	6,853
Deferred income taxes	—	(3,677)	(881)	—	(4,558)
Deferred rent expense	—	812	2,966	—	3,778

Net cash provided by operating activities	5,557	140,687	86,006	—	232,250

Cash flows from investing activities:
Acquisition of property and equipment	(1,242)	(57,225)	(36,725)	—	(95,192)
Proceeds from sale of land and buildings	881	—	—	—	881
Acquisition of intangible assets	—	(266)	(4,679)	—	(4,945)

Net cash used in investing activities	(361)	(57,491)	(41,404)	—	(99,256)

Cash flows from financing activities:
Exercised stock option proceeds	8,996	—	—	—	8,996
Purchase and retirement of common stock	(199,675)	—	—	—	(199,675)
Excess tax benefit from stock compensation	3,648	—	—	—	3,648
Dividends paid	(37,553)	—	—	—	(37,553)
Intercompany financing	72,249	(70,597)	(1,652)	—	—

Net cash used in financing activities	(152,335)	(70,597)	(1,652)	—	(224,584)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(31)	344	1,032	—	1,345

Net increase (decrease) in cash and cash equivalents	(147,170)	12,943	43,982	—	(90,245)
Cash and cash equivalents at beginning of period	341,268	2,864	86,990	—	431,122

Cash and cash equivalents at end of period	$194,098	$15,807	$130,972	$—	$340,877

Predecessor Entity
Combining Condensed Statement of Cash Flows
Fiscal Year Ended January 28, 2006
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Cash flows from operating activities:
Net income	$172,343	$122,642	$63,377	$(186,019)	$172,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(171,472)	(14,547)	—	186,019	—
Depreciation and amortization	900	29,094	18,906	—	48,900
Amortization of intangible assets	—	137	1,095	—	1,232
Loss on retirement of property and equipment, net	3	1,647	1,810	—	3,460
Excess tax benefit from stock compensation	857	—	—	—	857
Stock compensation expense	4,121	—	—	—	4,121
Acceleration of stock options	314	—	—	—	314
(Increase) decrease in:
Inventories	—	(2,687)	(2,308)	—	(4,995)
Prepaid expenses	(297)	11,430	(2,496)	—	8,637
Other assets	(4,133)	(406)	(1,604)	—	(6,143)
Increase (decrease) in:
Trade accounts payable	(76)	1,445	8,378	—	9,747
Income taxes payable	—	7,998	(2,222)	—	5,776
Accrued expenses and other liabilities	(5,328)	2,306	2,713	—	(309)
Deferred income taxes	—	(3,658)	(800)	—	(4,458)
Deferred rent expense	—	1,772	1,104	—	2,876

Net cash provided by (used in) operating activities	(2,768)	157,173	87,953	—	242,358

Cash flows from investing activities:
Acquisition of property and equipment	(1,000)	(40,910)	(31,534)	—	(73,444)
Acquisition of intangible assets	—	(192)	(8,363)	—	(8,555)
Purchase of short-term investments	(82,334)	—	—	—	(82,334)
Sale of short-term investments	216,947	—	—	—	216,947

Net cash provided by (used in) investing activities	133,613	(41,102)	(39,897)	—	52,614

Cash flows from financing activities:
Exercised stock options proceeds	4,886	—	—	—	4,886
Dividends paid	(62,886)	—	—	—	(62,886)
Intercompany financing	204,125	(109,587)	(94,538)	—	—

Net cash provided by (used in) financing activities	146,125	(109,587)	(94,538)	—	(58,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(288)	193	3,239	—	3,144

Net increase (decrease) in cash and cash equivalents	276,682	6,677	(43,243)	—	240,116
Cash and cash equivalents at beginning of period	64,586	(3,813)	130,233	—	191,006

Cash and cash equivalents at end of period	$341,268	$2,864	$86,990	$—	$431,122

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Controls and Procedures
     The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 2, 2008. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of February 2, 2008, due to a material weakness in the Company’s internal control over financial reporting as described below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
     In connection with recording the Acquisition of the Company, which did not occur as of a fiscal period end of the Company, an amount included in the five day period between the acquisition date and the Company’s fiscal period ended June 2, 2007, was calculated inaccurately. The resultant error caused an overstatement of cash and accrued expenses of $27 million as of May 28, 2007, and an inter-period reclassification in the Statement of Cash Flows between operating activities and cash. Due to the increased complexity and volume of the Company’s reporting requirements that resulted from the Acquisition, this error was not identified or corrected timely as a result of an insufficient level of supervisory review. The error was corrected prior to issuance of the financial statements contained in this Form 10-K.
     The material weakness that management has identified above is being remediated such that appropriate timely review occurs.
     The Company has commenced its implementation of Section 404 of the Sarbanes-Oxley Act. Section 404 is expected to become applicable to the Company with respect to the fiscal year ending January 31, 2009. Upon implementation, management will be required to state their responsibility for establishing and maintaining an adequate internal control over financial reporting and to annually assess the effectiveness of that structure and those procedures.
Changes in Internal Controls over Financial Reporting
     Changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above.
Item 9B. Other Information
     None.
PART III.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2008.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
1.	Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of February 2, 2008 (“Successor Entity”) and February 3, 2007 (“Predecessor Entity”)	40

Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	41

Consolidated Statements of Changes in Stockholders’ Equity for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	42

Consolidated Statements of Cash Flows for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”), and the fiscal years ended February 3, 2007 (“Predecessor Entity”) and January 28, 2006 (“Predecessor Entity”)	43

Notes to Consolidated Financial Statements	44
2.	Financial Statement Schedules
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.
3.	Exhibits
3.1	Articles of Incorporation of Claire’s Stores, Inc.*

3.2	By-laws of Claire’s Stores, Inc.*

3.3	Certificate of Incorporation of Afterthoughts Merchandising Corp.*

3.4	By-laws of Afterthoughts Merchandising Corp.*

3.5	Certificate of Incorporation of BMS Distributing Corp.*

3.6	By-laws of BMS Distributing Corp.*

3.7	Certificate of Incorporation of CBI Distributing Corp.*

3.8	By-laws of CBI Distributing Corp.*

3.9	Articles of Incorporation of Claire’s Boutiques, Inc.*

3.10	By-laws of Claire’s Boutiques, Inc.*

3.11	Certificate of Incorporation of Claire’s Canada Corp.*

3.12	By-laws of Claire’s Canada Corp.*

3.13	Certificate of Incorporation of Claire’s Puerto Rico Corp.*

3.14	By-laws of Claire’s Puerto Rico Corp.*

3.15	Certificate of Incorporation of Sassy Doo!, Inc.*

3.16	By-laws of Sassy Doo!, Inc.*

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.7	Form of 9.25% Senior Notes due 2015*

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015*

4.9	Form of 10.50% Senior Subordinated Notes due 2017*

4.10	Senior Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

4.11	Senior Subordinated Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers*

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with Mark Smith*

10.9	Employment Agreement with James Conroy*

10.10	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates*

10.11	Employment Agreement with John Zimmermann**

21.1	Subsidiaries of Claire’s Stores, Inc.**

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)**

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)**

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(*)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed herewith.

(***)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
April 25, 2008	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

April 25, 2008	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
     We, the undersigned, hereby constitute J. Per Brodin and William H. Girard III, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 25, 2008	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 25, 2008	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer and Director

April 25, 2008	/s/ Lance Milken
Lance Milken, Director

April 25, 2008	/s/ George Golleher
George Golleher, Director

April 25, 2008	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 25, 2008	/s/ Rohit Manocha
Rohit Manocha, Director

April 25, 2008	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.11	Employment Agreement with John Zimmermann.
21.1	Claire’s Stores, Inc. Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.