Form 10-K/A
period 2008-02-02
CLAIRES STORES INC
filed 2008-06-02
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero. The registrant is a privately held corporation.
As of May 1, 2008, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes
     Claire’s Stores Inc., which we refer to as “Claire’s,” the “Company,” “we” or similar terms, is filing this Amendment No. 1 (the “Amendment’) to its Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed with the Securities Exchange Commission (the “SEC”) on April 25, 2008, solely for the purpose of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K.
     This Amendment continues to speak as of the date of the original Form 10-K for the fiscal year ended February 2, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 25, 2008.
     On March 20, 2007, our former Board of Directors approved an agreement (the “Merger Agreement”) to sell the Company to Apollo Management VI, L.P. (“Apollo”), together with certain affiliated co-investment partnerships (collectively the “Sponsor”), through a merger of Bauble Acquisition Sub, Inc., a wholly-owned subsidiary of Bauble Holdings Corp., both of which are entities affiliated with Apollo, into Claire’s Stores, Inc. (the “Merger”). On May 24, 2007, our shareholders approved the Merger at a special meeting of shareholders. On May 29, 2007, the Merger occurred and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc., f/k/a Bauble Holdings Corp., which we refer to as Claire’s Inc. or Parent.
     In this Amendment, we refer to our fiscal year ended February 3, 2007 as Fiscal 2006 or FY 2006, our fiscal year ended February 2, 2008 as Fiscal 2007 or FY 2007, and our fiscal year ending January 31, 2009 as Fiscal 2008 or FY 2008.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
     Our executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Eugene S. Kahn	57	Chief Executive Officer and Director
James Conroy	37	Executive Vice President
John A. Zimmermann	49	President of North America
Mark Smith	49	President and Managing Director of Europe
J. Per Brodin	46	Senior Vice President and Chief Financial Officer
Peter P. Copses	49	Chairman of our Board of Directors
Robert J. DiNicola	60	Director
George G. Golleher	60	Director
Rohit Manocha	48	Director
Ron Marshall	54	Director
Lance A. Milken	32	Director
     Eugene S. Kahn became our Chief Executive Officer upon consummation of the Merger and a member of the Company’s board of directors shortly thereafter. From May 2001 to January 2005, Mr. Kahn was Chairman of the board of directors and Chief Executive Officer, and from May 1998 to April 2001 was President and Chief Executive Officer of The May Department Stores Company. Mr. Kahn joined May in 1990 and during his time there held various positions including, President and Chief Executive Officer of G. Fox, President and Chief Executive Officer of Filene’s, a division of May, Vice Chairman and Executive Vice Chairman. In the aggregate, Mr. Kahn has 36 years of experience in the retail industry.
     James Conroy became our Executive Vice President in December 2007. Mr. Conroy worked as a full-time consultant to Claire’s from the date of the Merger until joining the Company. From July 2001 to December 2007, Mr. Conroy provided retail management consulting services through various firms, including as a principal of Kurt Salmon Associates and a senior manager of Deloitte Consulting.

     John A. Zimmermann became our President of North America in April 2008. Prior to joining the Company, Mr. Zimmermann served in various capacities with Zale Corporation from May 2001 until August 2007, including President, North America from February 2006 until August 2007, and President of Peoples Jewellers from May 2001 through February 2006. Mr. Zimmermann served as Senior Vice President for Smartkids.com from June 1998 through May 2000, and Senior Vice President of The Big Party from November 1996 through May 1998. Mr. Zimmermann started his retail career at John Wanamaker and went on to work at additional divisions of Carter Hawley Hall as well as Federated.
     Mark Smith became our President and Managing Director of Europe in May 2007. From February 1996 to May 2002, Mr. Smith served as Chief Executive of Claire’s Accessories UK, Ltd., our wholly-owned subsidiary. In the aggregate, Mr. Smith has over 25 years of experience in the retail industry. Between May 2002 and May 2007, Mr. Smith managed various personal investments and business ventures.
     J. Per Brodin became our Senior Vice President and Chief Financial Officer in February 2008. From November 2005 until joining the Company, Mr. Brodin served in various capacities with Centene Corporation, including Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer. From March 2002 to November 2005, Mr. Brodin served as Vice President, Accounting and Reporting for the May Department Stores Company. From 1989 to February 2002, Mr. Brodin was with the Audit and Business Advisory Practice of Arthur Andersen, LLP, the final two years as Senior Manager with their Professional Standards Group.
     Peter P. Copses became Chairman of the Company’s board of directors in May 2007. Mr. Copses co-founded Apollo Management, L.P., one of the sponsors in 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of RBC Global, Inc., a diversified, multi-platform industrial company, and Linens ’n Things, Inc., a national retailer of home textiles, housewares and home accessories (“LNT”). LNT filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware in May 2008.
     Robert J. DiNicola became a member of the Company’s board of directors following the consummation of the Merger. He is currently the Executive Chairman of the board of directors of LNT. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. DiNicola served as Executive Chairman of General Nutrition Centers, Inc. from November 2004 to March 2007. Mr. DiNicola is the former Chairman of the board of directors of Zale Corporation. Mr. DiNicola joined Zale Corporation as its Chairman and Chief Executive Officer in April 1994. In 2002, Mr. DiNicola retired from his position as Chief Executive Officer of Zale Corporation, but remained Chairman until 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores, located in Seattle, Washington. Mr. DiNicola also serves as the Senior Retail Advisor for Apollo Management, L.P. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s, May Company and Federated Department Stores. He has held numerous executive positions in buying, merchandising and store operations across the country during his retail career. Mr. DiNicola is a veteran of the U.S. Army.
     George G. Golleher became a member of the Company’s board of directors following the consummation of the Merger. Since March 2007, Mr. Golleher has been Smart & Final’s Chairman and Chief Executive Officer. Mr. Golleher has been a business consultant and private equity investor since June 1999. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006 and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. Mr. Golleher is also a director of Rite Aid Corporation.
     Rohit Manocha became a member of the Company’s board of directors following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC. Tri-Artisan is a New York and London based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions and provides investment banking services. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers.

     Ron Marshall became a member of the Company’s board of directors in December 2007. Mr. Marshall has been a principal of Wildridge Capital Management since 2006. From 1998 to 2006, he served as Chief Executive Officer of Nash Finch Company and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., Dart Group Corporation, Barnes & Noble Bookstores, Inc., NBI’s The Office Place and Jack Eckerd Corporation. Mr. Marshall is a certified public accountant. Mr. Marshall is also a director of LNT.
     Lance A. Milken became a member of the Company’s board of directors in May 2007. Mr. Milken is a Partner at Apollo Management, L.P., where he has worked since 1998. Mr. Milken also serves as a member of the Milken Institute board of trustees.
Board Composition
     The Company’s board of directors is composed of seven directors. Each director serves for annual terms and until his or her successor is elected and qualified. The Sponsor indirectly controls a majority of the common stock of our parent company and, as such, the Sponsor has the ability to elect all of the members of our board of directors. The Sponsor has agreed to elect to our board of directors the designee of an affiliate of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan has invested in one of the Sponsor’s co-investment partnerships that was used to consummate the Transactions. Rohit Manocha is the current designee of Tri-Artisan.
Board Committees
     The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors has currently appointed an audit committee and may appoint other committees in the future, including a compensation committee. The members of the audit committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The board of directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. As of the end of FY 2007, we did not have a fully constituted compensation committee, so the establishment and administration of our executive compensation program was the responsibility of the full board of directors, which included reviewing and approving the annual salaries and other compensation of our executive officers and individual stock option and stock option grants, with our CEO abstaining from all decisions regarding his compensation or option grants. The board of directors, which includes reviewing and approving the annual salaries and other compensation of our executive officers and individual stock and stock option grants. The compensation committee, or the full board of directors, also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans.
Code of Ethics
     The board of directors has adopted a code of ethics that applies to the Company’s chief executive officer and senior financial officers. A waiver from any provision of the code of ethics may only be granted by the audit committee. In addition, Claire’s Stores, Inc. has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
     Upon completion of the Merger, the incumbent Board members, including the members of the compensation committee, resigned, and new members of the Board were elected. Following the Merger and the delisting of its common stock from the New York Stock Exchange, the Company’s equity securities ceased to be publicly traded. The Board of Directors appointed after the Merger (the “Post-Merger Board”), has been responsible for the establishment and administration of our executive compensation program.
     In connection with the Merger, the Post-Merger Board, which at that time did not include Mr. Kahn, negotiated employment agreements and other arrangements with our Chief Executive Officer, Eugene S. Kahn and our President and Managing Director of Europe, Mark Smith. In addition, on December 13, 2007, upon consultation with an independent compensation consultant with respect to the salary and bonus ranges of executives in comparable peer group companies, the Post-Merger Board approved an employment agreement with our new Executive Vice President, James Conroy, on terms substantially consistent with those provided to Messrs. Kahn and Smith.
     This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the foregoing agreements negotiated between Messrs. Kahn, Smith and Conroy (the “current named executive officers”) and the Post-Merger Board, which form the core of the executive compensation program.
Compensation Philosophy and Objectives
     In connection with the Merger, the Post-Merger Board developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which aligns the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Post-Merger Board evaluated both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. The Post-Merger Board believed executive compensation packages provided by the Company to the current named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.
     In negotiating the initial employment agreements and arrangements with the current named executive officers, the Post-Merger Board placed significant emphasis on aligning the management interests with those of the Sponsor. The current named executive officers made or intend to make significant equity investments in Parent common stock and received equity awards that included performance vesting options as described below under “Management Equity Investments.”
Components of Executive Compensation
     The principal components of compensation for our current named executive officers are: base salary; annual performance bonus; management equity investments in Parent; stock option awards; and other benefits and perquisites.
     Base Salary. The Company provides our current named executive officers with base salary to compensate them for services rendered during the fiscal year. Base salaries for the current named executive officers are determined for each executive based on his position and scope of responsibility. The initial base salary for our current named executive officers was established in their employment agreements.
     Bonus. The current named executive officers are entitled to certain annual cash performance bonuses pursuant to the terms of their employment agreements. Each current named executive officer has a target annual bonus expressed as a percentage of his or her annual base salary for achievement of target performance, with the opportunity to earn more or less than that for achievement above or below target. The respective percentages are determined by position and level of responsibility. The performance objectives for the annual bonuses may be based on the Company’s same store sales, EBITDA and cash generation goals based on levels to be determined by the Post-Merger Board for the applicable year.
     Pursuant to their respective employment agreements, Messrs. Kahn and Smith have a bonus opportunity of 100% of their base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target. Per the terms of their employment agreements, the bonus for each of Messrs. Kahn and Smith for Fiscal 2007 was 100% of their respective base salary, prorated based upon the number of days during Fiscal 2007 following the closing of the Merger. Pursuant to his employment agreement, Mr. Conroy has a bonus opportunity of 75% of his base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target. Mr. Conroy has been guaranteed a bonus for Fiscal 2008 of $225,000.
     Stock Option Awards. On June 29, 2007, the Post-Merger Board and the stockholders of Parent adopted the Claire’s Inc. Amended and Restated Incentive Plan (the “Incentive Plan”). The Incentive Plan provides employees or directors of Parent or its affiliates who are in a position to contribute to the long-term success of these entities with shares of common stock or stock options to aid in attracting, retaining and motivating individuals of outstanding ability. The Incentive Plan provides for the grant of shares of common stock, incentive stock options, and nonqualified stock options. The aggregate number of shares reserved for issuance under the Incentive Plan is 6,860,000 (subject to adjustment) to provide for equity investments by employees and directors.

     The Incentive Plan is administered by the Post-Merger Board, or a committee of the Post-Merger Board. The Post-Merger Board has the authority to determine who should be awarded options or shares, the number of shares to be granted or to be subject to an option, the exercise price or purchase price of such awards, and other applicable terms and conditions; provided, that, the Post-Merger Board has delegated to our Chief Executive Officer the authority to grant replacement options under the Incentive Plan to employees at certain non-senior levels that replace former non-senior employees. The Post-Merger Board has the power and authority to construe and interpret the Incentive Plan, and the acts of the Post-Merger Board are final, conclusive, and binding on all parties.
     Stock option grants granted under the Incentive Plan are divided between time options, performance options and stretch performance options. The stock options generally expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). The performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the performance options will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. The stretch performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance options will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering, with gross proceeds of not less than $300.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to a qualified initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) the sum of Parent’s debt and capital leases as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date. If Mr. Kahn terminates employment on account of death or disability, time options and performance options with respect to which the performance goals have been achieved will become fully vested and exercisable upon termination. If any other grantee terminates employment on account of death or disability, a portion of all time options and performance options with respect to which the performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date. Unless the term of a vested option would otherwise terminate earlier, all vested options generally terminate on the 91st day following an individual’s termination for any reason (other than death or disability, in which case such option will terminate on the 181st day following termination). The exercise price of options may be paid in the form of cash, a certified check, bank draft, or any other form of payment permitted by the Post-Merger Board.
     Common stock issued under the Incentive Plan is subject to various restrictions. During the one-year period following the grantee’s termination of employment (or the date of exercise, if later), Parent or its principal stockholders may repurchase any or all of the shares purchased pursuant to an option. Such shares may be purchased for fair market value; however, the purchase price may be less depending upon the circumstances surrounding the grantee’s termination of employment. In addition, if Parent’s principal stockholders sell a majority of Parent, they may require a grantee to participate in the sale, or a grantee may require such principal stockholders to allow it to participate in the sale, in either case under the same terms and conditions as applicable to the principal stockholders. Shares acquired pursuant to an award generally may not otherwise be transferred until one year following an initial public offering, and certain investors have voting proxy on all shares of common stock issued pursuant to the Incentive Plan.
     In the event any recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, repurchase, exchange or issuance of shares or other securities, any stock dividend or other special and nonrecurring dividend or distribution (whether in the form of cash, securities or other property), liquidation, dissolution, or other similar transactions or events, affects the shares, the Post-Merger Board will make appropriate equitable adjustments in order to prevent dilution or enlargement of a grantee’s rights under the Incentive Plan. Such adjustments may be applicable to the number and kind of shares available for grant of awards; the number and kind of shares which may be delivered with respect to outstanding awards; and the exercise price. In addition, in recognition of any unusual or nonrecurring events, the Post-Merger Board may adjust any terms and conditions applicable to outstanding awards, which may include cancellation of outstanding options in exchange for the in-the-money value, if any, of the vested portion.
          The Post-Merger Board may amend or terminate the Incentive Plan or any award issued thereunder. No such amendment or termination may adversely affect the rights of a grantee.
     The option grants made to the current named executive officers under the Incentive Plan in Fiscal 2007 were as follows:

Name	Number of Stock Options Granted
		Target	Stretch
		Performance	Performance
	Time Options	Options	Options
Eugene S. Kahn	477,440	477,440	298,400
Mark Smith	223,800	223,800	149,200
James Conroy	175,000	175,000	87,500
     In addition, Mr. Kahn received 75,000 restricted shares of Parent common stock, and Mr. Smith received 50,000 restricted shares of Parent common stock, each of which are subject to forfeiture pursuant to the terms of the grant. Mr. Conroy has been granted the opportunity to purchase 30,000 shares of Parent stock at a price of $10.00 per share. With each share purchased, Mr. Conroy will be granted an option to purchase an additional fully-vested share of Parent at an exercise price of $10.00 per share.
     Management Equity Investments. The Post-Merger Board awarded certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. With each share received, the management employee was granted an option to purchase an additional fully-vested share of Parent common stock at an exercise price of $10.00 per share. These options are immediately exercisable and expire in seven years. The initial equity investments made by the current named executive officers as of the date of this Amendment were as follows:

No. of Shares of Parent
Name	Common Stock Purchased
Eugene S. Kahn	100,000
Mark Smith	112,500
     The shares of Parent common stock acquired by the current named executive officers are subject to restrictions on transfer, repurchase rights and other limitations.
     Benefits Programs. As salaried, U.S.-based employees, the current named executive officers participated in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits helped ensure that we had a productive and focused workforce through reliable and competitive health and other benefits.
     Retirement Plans. The Company maintained the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally meant all wages, salaries and fees for services from us. Matching contributions under the 401(k) Plan were 50% of the first 4% of eligible compensation that each eligible participant elected to be contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that was attributable to matching contributions vested as follows: 20% after one year of service, 20% after two years of service, 20% after three years of service, 20% after four years of service and 20% after five years of service. However, regardless of the number of years of service, an employee was fully vested in our matching contributions (and the earnings thereon) if the employee retired at age 65 or later, or terminated employment by reason of death or total and permanent disability. The 401(k) Plan provided for eight different investment options, in which the employee’s and our contributions were invested. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, were permitted.

The amounts, if any, of our matching contributions under the 401(k) Plan for Fiscal 2007 for each of the current named executive officers is included in the All Other Compensation column of the Summary Compensation Table.
     Perquisites. While we believe that perquisites should not be a major part of executive compensation, we recognize the need to provide our current named executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. Accordingly, certain of our current named executive officers receive customary expense reimbursement, relocation benefits, life insurance and an automobile allowance.
     Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. The Post-Merger Board believes the severance pay and benefits payable to the current named executive officers under the following circumstances aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of the Company and Parent following a termination of an executive’s employment. In addition, the Company believes the provision of these contractual benefits will keep the executives focused on the operation and management of the business.
     Eugene S. Kahn
Pursuant to his employment agreement, Mr. Kahn is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by the executive officer for good reason. In either case, subject to execution of a release of claims, Mr. Kahn is entitled to continued payments of base salary for the remainder of the term, but for no less than two years if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement). Mr. Kahn is also entitled to reimbursement for premiums for continued health benefits for the severance period. In addition, Mr. Kahn will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, a portion of all restricted stock, time options, and performance options with respect to which the performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and Mr. Kahn will generally be entitled to exercise vested options for a 180 day period unless they would have otherwise expired earlier. The agreement prohibits Mr. Kahn from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
     Upon termination of employment because of death or disability, Mr. Kahn (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination, and unvested shares of restricted stock become fully vested. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest, and options which are exercisable as of such date will generally remain exercisable for one year, in the case of Mr. Kahn, unless they would have otherwise expired earlier.
     Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.
     Mark Smith
     Pursuant to Mr. Smith’s employment agreement, either Mr. Smith or Parent may provide the other with a notice of expiration, in which case Mr. Smith’s term of employment will expire on the second succeeding December 31 that follows such notice. Upon expiration, Mr. Smith is entitled to a bonus for the year of termination based on actual achievement of performance goals, pro-rated for the portion of the year during which Mr. Smith was actively employed. If Parent provides Mr. Smith with a notice of expiration, Parent may elect to terminate Mr. Smith’s employment prior to the expiration date and continue to provide Mr. Smith with base salary and health benefits until the expiration date would have otherwise occurred and payment of his bonus, based on actual achievement of performance goals, pro-rated for the portion of the year during which Mr. Smith was actively employed, provided, that, if such termination occurs upon or within six months following a change in control (as defined in the employment agreement), base salary and health benefits shall continue for no less than one year following such termination. If Mr. Smith’s employment is terminated on account of his death or disability, Mr. Smith (or his estate) will be entitled to a bonus for the year of termination based on actual achievement of performance goals, pro-rated for the portion of the year during which Mr. Smith was actively employed. If Mr. Smith delivers a notice of expiration, Parent may terminate his employment and continue to provide him with base salary and health benefits until the date on which expiration of the agreement would have otherwise occurred and a bonus for the year of termination based on actual achievement of performance goals, pro-rated for the portion of the year during which Mr. Smith was actively employed. Additionally, at any time after a notice of expiration is given, Parent may in its absolute discretion direct Mr. Smith to perform no further duties and/or to immediately resign, provided that Mr. Smith will continue to receive base salary and other contractual benefits and compensation (including the vesting and exercisability of any equity awards). The agreement prohibits Mr. Smith from engaging in competitive and similar activities and from soliciting clients and customers for up to one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
     Upon termination of employment because of death or disability, time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.
     Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.
     James Conroy
     Pursuant to his employment agreement, Mr. Conroy is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, non-renewal of the employment agreement or by the executive officer for good reason. In any case, subject to execution of a release of claims, Mr. Conroy is entitled to continued payments of base salary for a twelve month period following such date of termination, but if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement), then the payment of base salary shall continue for the longer of the period until the end of the then remaining term or 12 months. Mr. Conroy is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Mr. Conroy will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, Mr. Conroy will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier. The agreement prohibits Mr. Conroy from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
     Upon termination of employment because of death or disability, Mr. Conroy (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.
     Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.
Former Executive Officers
     SEC rules require that the Company disclose compensation information for: (i) all individuals serving as the Company’s principal executive officer during the last completed fiscal year, (ii) all individuals serving as the Company’s principal financial officer during the last completed fiscal year, and (iii) the Company’s three most highly compensated individuals, other than the individuals listed in clauses (i) and (ii), who were serving as executive officers at the end of the last completed fiscal year. As a result, the Executive Compensation section of this Amendment contains compensation information for our current named executive officers as well as the following former executive officers of the Company: (a) former Co-Chief Executive Officers, E. Bonnie Schaefer and Marla L. Schaefer, (b)

former Chief Financial Officer, Ira D. Kaplan and (c) former President and Chief Operating Officer of North America, Lisa LaFosse.
     With the exception of Ms. LaFosse, the compensation paid to the former executive officers in Fiscal 2007, including severance payments, was in accordance with the terms of their respective employment agreements entered into with the Company prior to the Merger. Under Mr. Kaplan’s employment agreement, Mr. Kaplan is entitled to receive the following severance payments: (i) an amount equal to two-and-one-half (2.5) times his annual base salary; (ii) an amount equal to two-and-one-half (2.5) times his average annual incentive compensation in respect of the prior three fiscal years; and (iii) an amount equal to such average annual incentive compensation, prorated for the time for which he was employed during the fiscal year of his termination. The aggregate cash severance amount payable to Mr. Kaplan pursuant to clauses (i) through (iii) above is estimated to be approximately $2.2 million. In addition, Mr. Kaplan is entitled to receive a bonus for Fiscal 2007 and is entitled to receive payment for accrued vacation, medical and dental coverage for himself and his eligible dependents for a period of up to thirty (30) months following his termination date.
     Ms. LaFosse’s severance payments will be made in accordance with the terms of the Change in Control Termination Protection Agreement (the “TPA”) entered into by certain executives with the Company prior to the Merger. Under the TPA, Ms. LaFosse is entitled to receive the following severance payments: (i) an amount equal to two (2) times her annual base salary; (ii) an amount equal to two (2) times her target bonus (as that term is defined in the TPA); and (iii) an amount equal to such target bonus, prorated for the time for which she was employed during the fiscal year of her termination. The aggregate cash severance amount payable to Ms. LaFosse pursuant to clauses (i) through (iii) is estimated to be approximately $2.0 million. In addition, Ms. LaFosse is entitled to receive a bonus for Fiscal 2007 and is entitled to receive payment for accrued vacation, medical and dental coverage for herself and her eligible dependents for a period of up to twenty-four (24) months following her termination date.
Compensation Committee Report
     The Post-Merger Board of Directors of Claire’s Inc. has reviewed and discussed the Compensation Discussion and Analysis with respect to Fy 2007 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.
Peter Copses
Eugene Kahn
Robert DiNicola
George Golleher
Rohit Manocha
Ron Marhsall
Lance Milken

Summary Compensation Table
     The following table sets forth information concerning compensation awarded to, earned by or paid to our current named executive officers in Fiscal 2007 and certain former executive officers during Fiscal 2007 for services rendered to us during that time.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Position	Year	($)	($)		($)[1]	($)[1]	($)	($)		($)

Eugene S. Kahn Chief Executive Officer	2007	688,461	778,994	(2)	260,417	1,558,379	0	67,230	(3)	3,353,481
James Conroy(4) Executive Vice President	2007	83,250	150,000	(5)	0	123,636	0	0		356,886
Mark Smith President and Managing Director of Europe	2007	461,277	469,065	(6)	173,611	793,741	0	17,988	(7)	1,915,682
E. Bonnie Schaefer(8) Former Co-Chief Executive Officer	2007	374,575	0		1,924,521	0	0	1,756,519	(9)	4,055,615
Marla L. Schaefer(8) Former Co-Chief Executive Officer	2007	374,575	0		1,924,521	0	0	1,763,558	(10)	4,062,654
Ira D. Kaplan(11) Former Chief Financial Officer	2007	515,000	0		436,659	297,100	139,277	765,950	(12)	2,153,986
Lisa LaFosse(13) Former President and Chief Operating Officer of North America	2007	595,193	0		343,287	303,883	48,679	604,547	(14)	1,895,589

(1)	These columns reflect the amounts recognized for financial statement reporting purposes in Fiscal 2007 for the portion of the fair value of stock and option awards of Parent common stock granted or purchased in Fiscal 2007 in accordance with FAS 123(R). For a description of the assumptions used in calculating the fair value of stock and option awards under SFAS No. 123(R), see Note 8 Stock Options and Stock-Based Compensation of the notes to our consolidated financial statements. The amounts in this column reflect the accounting expense to the Company in connection with such stock and option awards and do not reflect the amount of compensation actually received by the named executive officer during Fiscal 2007. Restricted stock awards and option awards for our current named executive officers and certain former executive officers employed by the Company as of February 2, 2008 are described in “Outstanding Equity Awards at End of Fiscal 2007.”

(2)	Includes a minimum guaranteed incentive bonus of $666,666 and a one-time sign-on bonus of $112,328 pursuant to the terms of Mr. Kahn’s employment agreement.

(3)	Includes (i) $61,280 for reimbursement of living expenses paid pursuant to the terms of Mr. Kahn’s employment agreement, grossed-up for income tax purposes, and (ii) $5,950 for automobile allowance.

(4)	Mr. Conroy became an executive officer on December 13, 2007 and the information included in the table reflects his compensation from that date until our fiscal year end. From May 2007 through December 12, 2007, Mr. Conroy was a consultant to us and received consulting fees of approximately $379,000.

(5)	Represents one-time relocation bonus paid to Mr. Conroy pursuant to the terms of his employment agreement.

(6)	Reflects minimum guaranteed incentive bonus pursuant to the terms of Mr. Smith’s employment agreement.

(7)	Represents automobile allowance.

(8)	E. Bonnie Schaefer and Marla L. Schaefer resigned their positions as Co-Chief Executive Officers at the time of the Merger, with an effective date of resignation of June 2007. As a result of the Merger, stock options, stock units and restricted stock held by E. Bonnie Schaefer and Marla Schaefer were cashed out. See “Option Exercises and Stock Vested in Fiscal 2007.” Also as a result of the Merger, each of E. Bonnie Schaefer and Marla Schaefer was paid approximately $11,175,733 and $12,197,891, respectively, as a result of the change of control provisions included in their respective employment agreements, including payments for gross-up on excise taxes.

(9)	Includes: (i) retention bonus of $1,138,500 paid in connection with the Merger, (ii) $51,649 for life insurance premiums, and (iii) $566,370 for matching contributions under deferred compensation plans, which were terminated at the time of the Merger.

(10)	Includes: (i) retention bonus of $1,138,500 paid in connection with the Merger, (ii) $58,688 for life insurance premiums, and (iii) $566,370 for matching contributions under deferred compensation plans, which were terminated at the time of the Merger.

(11)	Mr. Kaplan ceased serving as our Chief Financial Officer in February 2008.

(12)	Includes (i) retention bonus of $507,500 paid in connection with the Merger, and (ii) $258,450 for matching contributions under deferred compensation plans, which were terminated at the time of the Merger. As a result of the Merger, stock options and restricted stock held by Ira D. Kaplan were cashed out. See “Option Exercises and Stock Vested in Fiscal 2007.”

(13)	Ms. LaFosse ceased serving as our President and Chief Operating Officer of North America in April 2008.

(14)	Includes (i) retention bonus of $442,500 paid in connection with the Merger, and (ii) $162,047 for matching contributions under deferred compensation plans, which were terminated at the time of the Merger. As a result of the Merger, stock options and restricted stock held by Lisa LaFosse were cashed out. See “Option Exercises and Stock Vested in Fiscal 2007.”
Employment Arrangements
Eugene S. Kahn
     On April 19, 2007, in connection with the Merger, Parent entered into an employment agreement with our Chief Executive Officer, Eugene S. Kahn, containing the following terms: a base salary of $1,000,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target (however, for Fiscal 2007, the bonus will be a minimum of 100% of base salary, prorated based upon the number of days during Fiscal 2007 following the closing of the Merger), a time option to purchase 477,440 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 477,440 shares of common stock of Parent at an exercise price of $10.00 per share; a stretch performance option to purchase 298,400 shares of common stock of Parent at an exercise price of $10.00 per share; a grant of 75,000 shares of common stock of Parent that vest in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control (as defined in the employment agreement), and a loan from Parent to facilitate Mr. Kahn’s payment of taxes triggered by such grant of common stock that may be forgivable in whole or in part under certain circumstances. In addition, Mr. Kahn purchased 100,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received an option to purchase an additional 100,000 fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Kahn is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Kahn has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a three-year term (terminating on May 29, 2010) and automatic renewal for successive one-year periods unless either Mr. Kahn or Parent provides notice of non-renewal.
     Pursuant to his employment agreement, Mr. Kahn is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by Mr. Kahn for good reason. For a description of this severance compensation, see “—Compensation Discussion and Analysis—Severance Pay and Benefits upon Termination of Employment under Certain Circumstances—Eugene S. Kahn.”
Mark Smith

     On May 29, 2007, and in connection with the Merger, Parent entered into an employment agreement with Mark Smith, our President and Managing Director of Europe, on the following terms: a base salary of £350,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more than that for achievement above target, and a guaranteed minimum annual bonus for Fiscal 2007 equal to 100% of base salary, pro-rated based on the number of days during Fiscal 2007 following the closing of the Merger. During his period of employment, Mr. Smith is also entitled to private medical insurance for the benefit of himself and his spouse and children, customary expense reimbursements, and either use of an automobile or a gross car allowance of £1,300 per month, as well as reimbursement for fuel costs. In addition, Mr. Smith received a grant of 112,500 fully-vested options at an exercise price of $10.00 per share; a time option to purchase 223,800 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 223,800 shares of common stock of Parent at an exercise price of $10.00 per share; a stretch performance option to purchase 149,200 shares of common stock of Parent at an exercise price of $10.00 per share; a grant of 112,500 fully-vested shares of common stock of Parent; and a grant of 50,000 shares of common stock of Parent that vest in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.
     Pursuant to Mr. Smith’s employment agreement, either Mr. Smith or Parent may provide the other with a notice of expiration, in which case Mr. Smith’s term of employment will expire on the second succeeding December 31 that follows such notice. For a description of the payments to be made to Mr. Smith upon expiration of his employment agreement, see “—Compensation Discussion and Analysis—Severance Pay and Benefits upon Termination of Employment under Certain Circumstances—Mark Smith.”
James Conroy
     On December 13, 2007, we entered into an employment agreement with our Executive Vice President, James Conroy, containing the following terms: a base salary of $585,000; a bonus opportunity of 75% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 87,500 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Conroy has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Conroy is entitled to expense reimbursement and other customary employee benefits, as well as relocation, including a $150,000 relocation bonus, and temporary housing expenses. Mr. Conroy is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2008 of $225,000. Mr. Conroy has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement terminates on February 28, 2010 and provides for automatic renewals for successive one-year periods unless either Mr. Conroy or Parent provides notice of non-renewal.
     Pursuant to his employment agreement, Mr. Conroy is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by Mr. Conroy for good reason. For a description of this severance compensation, see “—Compensation Discussion and Analysis—Severance Pay and Benefits upon Termination of Employment under Certain Circumstances—James Conroy.”
J. Per Brodin
     On February 11, 2008, the Company announced that J. Per Brodin was appointed to serve as its Senior Vice President and Chief Financial Officer. Because Mr. Brodin’s tenure as an executive officer commenced in Fiscal 2008, his compensation is not included in the Summary Compensation Table and related executive compensation tables.
     In connection with Mr. Brodin’s employment, Post-Merger Board approved a compensation arrangement consistent with that provided to the current named executive officers. Mr. Brodin will receive an annual base salary of $440,000 and an annual target bonus of 60% of his base salary. The actual amount of the bonus, which will range from 30% to 90% of Mr. Brodin’s base salary, will depend upon the achievement of certain annual performance objectives. Mr. Brodin will also receive a time option to purchase 60,000 shares of common stock of at an exercise price of $10.00 per share and a target performance option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Brodin has the opportunity to purchase up to an additional 25,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option will vest in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Brodin is also entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants, for a period of 12 months following the termination of his employment.
John Zimmermann
     On March 25, 2008, a subsidiary of the Company, Claire’s Boutiques, Inc. (“Claire’s Boutiques”), entered into an employment agreement with John A. Zimmermann. Mr. Zimmermann serves as the President of North America of Claire’s Boutiques, Inc. Because Mr. Zimmermann’s tenure as an executive officer commenced in Fiscal 2008, his compensation is not included in the Summary Compensation Table and related executive compensation tables.
     Pursuant to the terms of his employment agreement, Mr. Zimmermann will receive an annual base salary of $550,000 and an annual cash target bonus of 75% of his base salary. The actual amount of the cash bonus will depend upon the achievement of certain annual performance objectives; however, for Fiscal 2008, Mr. Zimmermann will receive a minimum bonus of $225,000. Mr. Zimmermann also received a one-time signing bonus of $125,000. Mr. Zimmermann will also receive a time option to purchase 150,000 shares of common stock of at an exercise price of $10.00 per share, a target performance option to purchase 150,000 shares of common stock of Parent at an exercise price of $10.00 per share and a stretch target performance option to purchase 75,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Zimmermann has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option will vest in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Zimmermann is entitled to expense reimbursement and other customary employee benefits, as well as relocation expenses.
     Pursuant to his employment agreement, Mr. Zimmermann is entitled to specified severance compensation in the event of a termination of employment by the Claire’s Boutiques without cause, non-renewal of the employment agreement or by the executive officer for good reason. In any case, subject to execution of a release of claims, the executive officer is entitled to continued payments of base salary for a twelve month period following such date of termination, but if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement), then the payment of base salary shall continue for the longer of the period until the end of the then remaining term or 12 months. Mr. Zimmermann is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Mr. Zimmermann will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, the executive will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier. The agreement prohibits Mr. Zimmermann from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
     Upon termination of employment because of death or disability, Mr. Zimmermann (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier. Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.
     Mr. Zimmermann is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants.

Grants of Plan-Based Awards in Fiscal 2008
     The following table provides information regarding plan-based awards granted during Fiscal 2007 to our current named executive officers and certain former executive officers.

													All Other
													Option			Grant
											All Other		Awards:			Date
											Stock		Number			Fair
											Awards:		of		Exercise	Value of
		Estimated Future Payouts						Estimated Future Payouts			Number		Securities		or Base	Stock
				Under Non-Equity				Under Equity Incentive			of Shares		Under-		Price of	and
		Incentive Plan Awards						Plan Awards(1)			of Stock		lying		Option	Option
	Grant	Threshold		Target		Maximum		Threshold	Target	Maximum	or Units		Options		Awards	Awards
Name	Date	($)		($)		($)		(#)	(#)	(#)	(#)		(#)		($/Sh)	($)(2)
Eugene S. Kahn			(3)		(3)		(3)
Restricted Shares	5/29/07	—		—		—		—	—	—	75,000		—		—	750,000
Time Options	5/29/07	—		—		—		—	—	—	—		477,440	(4)	10.00	2,210,547
Performance Options	5/29/07	—		—		—		—	477,440	—	—		—		10.00	2,313,197
Stretch Options	5/29/07	—		—		—		—	298,400	—	—		—		10.00	1,315,944
Management Investment Options	5/29/07	—		—		—		—	—	—	100,000	(5)	100,000	(6)	10.00	505,000
James Conroy			(7)		(7)		(7)
Time Options	12/13/07	—		—		—		—		—	—		175,000	(4)	10.00	763,000
Performance Options	12/13/07	—		—		—		—	175,000	—	—		—		10.00	807,625
Stretch Options	12/13/07	—		—		—		—	87,500	—	—		—		10.00	371,875
Management Investment Options	12/13/07	—		—		—		—	—	—	—		—		—	—
Mark Smith			(3)		(3)		(3)
Restricted Shares	5/29/07	—		—		—		—	—	—	50,000		—		10.00	500,000
Time Options	5/29/07	—		—		—		—	—	—	—		223,800	(4)	10.00	1,036,194
Performance Options	5/29/07	—		—		—		—	223,800	—	—		—		10.00	1,084,311
Stretch Options	5/29/07	—		—		—		—	149,200	—	—		—		10.00	657,972
Management Investment Options	5/29/07	—		—		—		—	—	—	112,500	(5)	112,500	(6)	10.00	568,125
Ira D. Kaplan(8)		128,750		515,000		772,500
Time Options	6/29/07	—		—		—		—	—	—	—		100,000	(4)	10.00	458,000
Performance Options	6/29/07	—		—		—		—	100,000	—	—		—		10.00	495,500
Stretch Options	6/29/07	—		—		—		—	35,800	—	—		—		10.00	156,446
Management Investment Options	6/29/07	—		—		—		—	—	—	51,000	(5)	51,000	(6)	—	258,060
Lisa LaFosse(9)		180,000		360,000		720,000
Time Options	6/29/07	—		—		—		—	—	—	—		100,000	(4)	10.00	458,000
Performance Options	6/29/07	—		—		—		—	100,000	—	—		—		10.00	495,500
Stretch Options	6/29/07	—		—		—		—	35,800	—	—		—		10.00	156,446
Management Investment Options	6/29/07	—		—		—		—	—	—	60,000	(5)	60,000	(6)	—	303,600

(1)	This column shows the number of options to purchase Parent common stock with performance-based vesting requirements granted to our current named executive officers and certain former executive officers in Fiscal 2007.
(2)	This column reflects the amounts recognized for financial statement reporting purposes in Fiscal 2007 for the portion of the fair value of stock awards of Parent common stock granted or purchased in Fiscal 2007 in accordance with FAS 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 8 Stock Options and Stock-Based Compensation of the notes to our consolidated financial statements. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during Fiscal 2007.
(3)	Messrs. Kahn and Smith received guaranteed bonuses for Fiscal 2007 under the terms of their respective employment agreements. See “Summary Compensation Table.”

(4)	Represents the number of options to purchase shares of Parent common stock with time-based vesting requirements granted to our current named executive officers and certain former executive officers in Fiscal 2007.
(5)	Represents the number of shares of Parent common stock purchased by our current named executive officers and certain former executive officers in Fiscal 2007.
(6)	Represents the number of fully-vested options to purchase Parent common stock granted to our current named executive officers and certain former executive officers in Fiscal 2007.
(7)	Mr. Conroy was not granted a non-equity incentive award in Fiscal 2007 because he did not join the Company until December 2007.
(8)	Mr. Kaplan ceased serving as our Chief Financial Officer in February 2008. As a result, all future incentive plan awards have been cancelled.
(9)	Ms. LaFosse ceased serving as our President and Chief Operating Officer of North America in April 2008. As a result, all future incentive plan awards have been cancelled.

Outstanding Equity Awards at End of Fiscal 2007
     The following table provides information about the number of outstanding equity awards held by our current named executive officers and certain former executive officers employed by the Company on February 2, 2008.
Outstanding Equity Awards at February 2, 2008

	Option Awards				Stock Awards
						Market
						Value of
	Number of	Number of			Number of	Shares or
	Securities	Securities			Shares or	Units of
	Underlying	Underlying	Option		Units of Stock	Stock
	Unexercised	Unexercised	Exercise	Option	That Have	That Have
	Options (#)	Options (#)	Price	Expiration	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)

Eugene S. Kahn
Restricted Shares					75,000	750,000
Time Options(1)		477,440	10.00	5/29/2014
Performance Options(2)		477,440	10.00	5/29/2014
Stretch Options(3)		298,400	10.00	5/29/2014
Management Investment Options(4)	100,000		10.00	5/29/2014
James Conroy
Restricted Shares
Time Options(1)		175,000	10.00	12/13/2014
Performance Options(2)		175,000	10.00	12/13/2014
Stretch Options(3)		87,500	10.00	12/13/2014
Mark Smith
Restricted Shares					50,000	500,000
Time Options(1)		223,800	10.00	5/29/2014
Performance Options(2)		223,800	10.00	5/29/2014
Stretch Options(3)		149,200	10.00	5/29/2014
Management Investment Options(4)	112,500		10.00	5/29/2014
Ira D. Kaplan(5)
Time Options(1)		100,000	10.00	6/29/2014
Performance Options(2)		100,000	10.00	6/29/2014
Stretch Options(3)		35,800	10.00	6/29/2014
Management Investment Options(4)	51,000		10.00	6/29/2014
Lisa LaFosse(6)
Time Options(1)		100,000	10.00	6/29/2014
Performance Options(2)		100,000	10.00	6/29/2014
Stretch Options(3)		35,800	10.00	6/29/2014
Management Investment Options(4)	60,000		10.00	6/29/2014

(1)	The time option becomes vested and exercisable in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.

(2)	The target performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the target performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter.

(3)	The stretch performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering with gross proceeds of not less than $300.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to a qualified initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) Parent’s debt as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by the Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date.

(4)	The management investment options are fully-vested.

(5)	Mr. Kaplan ceased serving as our Chief Financial Officer in February 2008. As a result, all time, performance and stretch options granted to the former executive officer have been cancelled.

(6)	Ms. LaFosse ceased serving as our President and Chief Operating Officer of North America in April 2008. As a result, all time, performance and stretch options granted to the former executive officer have been cancelled.
Option Exercises and Stock Vested in Fiscal 2007
     Upon consummation of the Merger in May 2007, the stock options and restricted stock held by our former executive officers were cashed out. The table below sets forth, as of the date the Merger was consummated, the following:
•	the number of stock options held by such persons;

•	the aggregate cash payments that were made in respect of such stock options upon consummation of the Merger;

•	the aggregate number of restricted shares that vested upon consummation of the Merger;

•	the aggregate cash payment that was made in respect of the restricted shares upon consummation of the Merger;

•	the aggregate number of stock units held by such person;

•	the cash payment that was made in respect of the stock units upon consummation of the Merger; and

•	the total cash payment such person received in respect of all payments described in this table upon consummation of the Merger (in all cases before applicable withholding taxes).

	Stock Options		Restricted Shares		Stock Units(1)(2)(3)
		Cash		Cash		Cash	Total Cash
Name	Number	Payment(4)	Number	Payment	Number	Payment	Payment
Bonnie Schaefer	150,000	$2,579,500	37,500	$1,237,500	53,125	$1,753,125	$5,570,125
Marla Schaefer	150,000	$2,579,500	37,500	$1,237,500	53,125	$1,753,125	$5,570,125
Ira Kaplan(4)	0	0	0	0	21,250	$701,250	$701,250
Lisa LaFosse(4)	0	0	0	0	18,750	$618,750	$618,750

(1)	Pursuant to the Company’s 2006 Long Term Incentive Plan and 2007 Long Term Incentive Plan under the Company’s Amended and Restated 1996 Incentive Compensation Plan and Amended and Restated 2005 Incentive Compensation Plan.

(2)	In connection with the Merger, stock-based units were converted into the right to receive an amount in cash equal to the number of shares of common stock previously subject to such stock unit, multiplied by the $33.00 per share merger consideration (or if the stock unit provides for payments to the extent the value of the shares exceed a specified reference price, the amount, if any by which the $33.00 per share merger consideration exceeds such reference price).

(3)	The amounts set forth under this “Cash Payment” column are calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share of vested options.

(4)	Mr. Kaplan and Ms. LaFosse purchased Parent common stock during Fiscal 2007. With each share purchased the named executive officers, Mr. Kaplan and Ms. LaFosse was granted an option to purchase an additional fully-vested share of Parent common stock at an exercise price of $10.00 per share.
Nonqualified Deferred Compensation
     The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.
Compensation of Directors
     Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Non-employee directors will also receive options to purchase 20,000 shares of Parent common stock. These options automatically vested and were exercisable upon issuance. The options had a fixed exercise price of $10.00 per share, the fair market value at the date of grant. Options granted to Peter Copses and Lance Milken for their services as directors were issued to Apollo Management, L.P. and options granted to Rohit Manocha for his service as a director were issued to Tri-Artisan Capital Partners. Fees paid to Peter Copses and Lance Milken for their services as directors are paid to Apollo Management.
     The total compensation of our non-employee directors earned for FY 2007 is shown in the following table.

	Fees Earned
	or Paid in	Option
	Cash(1)	Awards(2)	Total
Name	($)	($)	($)

Peter P. Copses	38,333	73,600	111,933
Robert J. DiNicola	35,333	111,653	146,986
George G. Golleher	35,333	111,802	147,135
Rohit Manocha	38,333	73,600	111,933
Ron Marshall	9,333	73,600	82,933
Lance Milken	38,333	73,600	111,933

(1)	Includes annual retainer fees, committee fees and meeting fees earned but not yet paid.

(2)	Reflects options to purchase 20,000 shares of Parent common stock granted to each- non-employee director, valued at $10.00 per share. In addition, Messrs. DiNicola and Golleher purchased $500,000 of Parent common stock and were granted, fully-vested options to purchase 50,000 shares of Parent common stock. This column reflects the amounts recognized for financial statement reporting purposes in Fiscal 2007 for the portion of the fair value of option awards to purchase Parent common stock granted in Fiscal 2007 in accordance with FAS 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 8 Stock-Options and Stock-Based Compensation of the notes to our consolidated financial statements. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during Fiscal 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company’s parent, Claire’s Inc., f/k/a/ Bauble Holdings Corp., owns all of the Company’s issued and outstanding capital stock.
The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and executive officer and all directors and officers as a group, at April 1, 2008:

Name of Beneficial Owner (1)	Number of Shares		Percentage (2)
Apollo Management VI, L.P.	59,507,500	(3)	98.2
Peter P. Copses(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Eugene S. Kahn(5)	275,000	(7)	*
Ira D. Kaplan(5)	102,000	(8)	*
Rohit Manocha (3) (5)	20,000	(9)
Ron Marshall(5)	20,000	(9)	*
Lance Milken(3)(4)	—		—
Mark Smith(5)	275,000	(10)	*
Lisa LaFosse(5)	120,000	(11)	—
All officers and directors as a group (10 persons)	1,052,000		1.8

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing.

(2)	These percentages are calculated on the basis of 60,571,000 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by controlled affiliates of Apollo Management VI, L.P. (collectively, “Apollo”). Apollo Management VI L.P. has the voting and investment power over the shares held on behalf of Apollo. Each of Messers. Copses, Manocha and Milken , who have relationships with Apollo, disclaim beneficial ownership of any shares of Claire’s Inc. that may be deemed beneficially owned by Apollo Management VI, L.P., 9 West 57th Street, New York, New York 10019.

(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.

(5)	The address for each of Messrs. DiNicola, Golleher , Kahn, Kaplan, Manocha, Marshall and Smith and Ms. LaFosse is c/o Claire’s Inc., 2400 W . Central Road, Hoffman Estates, IL 60192.

(6)	Includes fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes 75,000 restricted shares of common stock, which remain subject to forfeiture pursuant to the terms of the grant, and a fully-vested option to purchase 100,000 shares of common stock.

(8)	Includes a fully-vested option to purchase 51,000 shares of common stock.

(9)	Includes a fully-vested option to purchase 20,000 shares of common stock.

(10)	Includes 50,000 restricted shares of common stock, which remain subject to forfeiture pursuant to the terms of the grant, and a fully-vested option to purchase 112,500 shares of common stock.

(11)	Includes a fully vested option to purchase 60,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions
Upon consummation of the Merger, the Company entered into a management services agreement with the Sponsor and Tri-Artisan Capital Partners, LLC, or Tri-Artisan, a member of one of the Sponsor’s affiliated funds. Under this management services agreement, the Sponsor and Tri-Artisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. The Sponsor receives $2,615,449 of this annual fee and Tri-Artisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of Tri-Artisan. Under this management services agreement, the Sponsor also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of the Sponsor. Under this management services agreement, we also agreed to provide customary indemnification. In addition, we paid a transaction fee of $20.3 million (including reimbursement of expenses) to the Sponsor for financial advisory services rendered in connection with the Merger, a portion of which has been included as part of the purchase price. These services included assisting us in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of our material agreements and financing arrangements in connection with the Merger.
Advisory Fee
Upon consummation of the Merger, the Company paid Tri-Artisan an $8.9 million transaction fee in connection with certain advisory services rendered in connection with the Merger.
Stockholders Agreement
Bauble Holdings, Corp. and the Sponsor have entered into a stockholders agreement that sets forth applicable provisions relating to the management and ownership of Bauble Holdings, Corp. and its subsidiaries, including the right of Tri-Artisan (a member of one of the Sponsor’s affiliated funds) to appoint one of the members of Claire’s board of directors and the right of the Sponsor to appoint the remaining members of Claire’s board of directors. In addition, the stockholders agreement contains customary information rights, drag along rights, tag along rights, preemptive rights, registration rights and restrictions on the transfer of Claire’s common stock.
Executive Offices Lease
We lease our executive offices, located in Pembroke Pines, Florida, from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. Ira D. Kaplan, our former chief financial officer, has an approximately 5% ownership interest in the general partnership. During Fiscal 2007, we paid Rowland Schaefer & Associates, Inc. approximately $1.3 million for rent, real estate taxes and operating expenses as required under the lease. The lease expires on December 31, 2013. We believe that this lease arrangement is on no less favorable terms than we could obtain from unaffiliated third parties.
Item 14. Principal Accountant Fees and Services
Relationship With Our Independent Registered Public Accounting Firm
The firm of KPMG LLP has been our independent registered public accounting firm since 1993 and will be our independent registered public accounting firm for the current fiscal year unless the audit committee or board of directors deems it advisable to make a substitution. Our board of directors and the audit committee, in their discretion, may change the appointment at any time during the year if they determine that such change would be in our best interest and the best interest of the Company.

Fees Paid To Our Independent Registered Public Accounting Firm
We were billed an aggregate of $1,927,000 and $3,840,000 by KPMG LLP for Fiscal 2006 and Fiscal 2007, respectively, as follows:
Audit Fees
For professional services rendered for the annual audit of our consolidated financial statements, annual audit of our internal control over financial reporting, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,860,000 for Fiscal 2006.
For professional services rendered for the annual audit of our consolidated financial statements as of February 2, 2008 (Successor Entity), as of May 29, 2007 including purchase accounting (Successor Entity) and as of May 28, 2007 (Predecessor Entity); review of our quarterly financial statements; registration statements and comfort letters; and services that are normally provided in connection with statutory and regulatory filings, $3,816,000 for Fiscal 2007.
Audit-Related Fees
For professional services related to an audit of employee benefit plans and turnover certificates for Claire’s Accessories UK Ltd. and Claire’s France S.A.S., $34,000 for Fiscal 2006.
For professional services related to turnover certificates for Claire’s Accessories UK Ltd. and Claire’s France S.A.S., $22,000 for Fiscal 2007.
Tax Fees
For tax compliance, $0 for Fiscal 2006 and Fiscal 2007.
All Other Fees
For licenses for accounting research and tax compliance software and workpaper access review, $33,000 for Fiscal 2006.
For license for tax compliance software, $2,000 for Fiscal 2007.
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

PART IV.
Item 15. Exhibits, Financial Statement Schedules
          3. Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.*

3.2	By-laws of Claire’s Stores, Inc.*

3.3	Certificate of Incorporation of Afterthoughts Merchandising Corp.*

3.4	By-laws of Afterthoughts Merchandising Corp.*

3.5	Certificate of Incorporation of BMS Distributing Corp.*

3.6	By-laws of BMS Distributing Corp.*

3.7	Certificate of Incorporation of CBI Distributing Corp.*

3.8	By-laws of CBI Distributing Corp.*

3.9	Articles of Incorporation of Claire’s Boutiques, Inc.*

3.10	By-laws of Claire’s Boutiques, Inc.*

3.11	Certificate of Incorporation of Claire’s Canada Corp.*

3.12	By-laws of Claire’s Canada Corp.*

3.13	Certificate of Incorporation of Claire’s Puerto Rico Corp.*

3.14	By-laws of Claire’s Puerto Rico Corp.*

3.15	Certificate of Incorporation of Sassy Doo!, Inc.*

3.16	By-laws of Sassy Doo!, Inc.*

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.7	Form of 9.25% Senior Notes due 2015*

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015*

4.9	Form of 10.50% Senior Subordinated Notes due 2017*

4.10	Senior Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

4.11	Senior Subordinated Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers*

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with Mark Smith*

10.9	Employment Agreement with James Conroy*

10.10	Amended and Restated Office Lease dated January 1, 2004 between the Company and Rowland Schaefer Associates*

10.11	Employment Agreement with John Zimmermann**

21.1	Subsidiaries of Claire’s Stores, Inc.**

24	Power of Attorney (included on signature page to Form 10-K filed on April 25, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)***

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)***

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(*)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed or furnished previously as exhibit to Annual Report on Form 10-K by the Company on April 25, 2008.

(***)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
June 2, 2008	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

June 2, 2008	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)