Form 10-Q
period 2008-05-03
CLAIRES STORES INC
filed 2008-06-12
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2008
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
     As of June 2, 2008, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at May 3, 2008 and February 2, 2008	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended May 3, 2008 (Successor Entity) and May 5, 2007 (Predecessor Entity)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 3, 2008 (Successor Entity) and May 5, 2007 (Predecessor Entity)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 6. Exhibits	25

SIGNATURE PAGE	26
Ex-10.1 Joan Munnelly Employment Agreement
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3, 2008	February 2, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$68,014	$85,974
Inventories	117,783	117,679
Prepaid expenses	52,291	37,315
Other current assets	42,938	37,658

Total current assets	281,026	278,626

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	137,239	130,130
Leasehold improvements	220,281	211,163

	379,808	363,581
Less accumulated depreciation and amortization	(72,964)	(53,972)

	306,844	309,609

Intangible assets, net	781,758	777,130
Deferred financing costs, net of accumulated amortization of $9,726	67,863	70,511
and $7,079, respectively
Other assets	73,849	71,754
Goodwill	1,836,553	1,840,867

	2,760,023	2,760,262

Total assets	$3,347,893	$3,348,497

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$73,400	$56,089
Current portion of long-term debt	14,500	14,500
Income taxes payable	6,951	12,191
Accrued interest payable	42,157	19,536
Accrued expenses and other liabilities	120,483	117,076

Total current liabilities	257,491	219,392

Long-term debt	2,359,625	2,363,250
Deferred tax liability	124,978	139,506
Deferred rent expense	12,795	10,572
Other liabilities	11,293	10,577

	2,508,691	2,523,905

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	603,968	601,201
Accumulated other comprehensive income, net of tax	12,672	3,358
Retained earnings (deficit)	(34,929)	641

	581,711	605,200

Total liabilities and stockholder’s equity	$3,347,893	$3,348,497

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Net sales	$327,003	$340,571
Cost of sales, occupancy and buying expenses	171,982	161,591

Gross profit	155,021	178,980

Other expenses (income):
Selling, general and administrative	131,335	123,684
Depreciation and amortization	22,101	15,234
Transaction-related costs	5,968	3,486
Other income	(560)	(1,341)

	158,844	141,063

Operating income (loss)	(3,823)	37,917
Interest expense (income), net	48,657	(3,753)

Income (loss) before income taxes	(52,480)	41,670
Income tax expense (benefit)	(16,910)	12,888

Net income (loss)	$(35,570)	$28,782

Net income (loss)	$(35,570)	$28,782
Foreign currency translation and interest rate swap adjustments, net of tax	9,314	9,323

Comprehensive income (loss)	$(26,256)	$38,105

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net income (loss)	$(35,570)	$28,782
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,101	15,234
Amortization of lease rights and other assets	528	444
Amortization of debt issuance costs	2,647	—
Impairment of assets	—	73
Loss on sale/retirement of property and equipment, net	27	872
Stock compensation expense	2,767	1,275
(Increase) decrease in:
Inventories	269	(5,026)
Prepaid expenses	(14,845)	(13,520)
Other assets	(1,637)	(3,961)
Increase (decrease) in:
Trade accounts payable	16,855	11,502
Income taxes payable	(14,164)	(7,060)
Accrued expenses and other liabilities	9,218	(7,970)
Accrued interest payable	22,621	—
Deferred income taxes	(14,329)	(815)
Deferred rent expense	2,153	423

Net cash provided by (used in) operating activities	(1,359)	20,253

Cash flows from investing activities:
Acquisition of property and equipment, net	(15,598)	(22,324)
Acquisition of intangible assets/lease rights	(427)	(16)

Net cash used in investing activities	(16,025)	(22,340)

Cash flows from financing activities:
Credit facility payment	(3,625)	—
Stock option proceeds	—	177
Dividends paid	—	(9,065)

Net cash used in financing activities	(3,625)	(8,888)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,049	883

Net decrease in cash and cash equivalents	(17,960)	(10,092)
Cash and cash equivalents at beginning of period	85,974	340,877

Cash and cash equivalents at end of period	$68,014	$330,785

Supplemental disclosure of cash flow information:

Income taxes paid	$11,973	$21,498
Interest paid	24,022	67
See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission, including Note 2 to the consolidated financial statements included therein which discusses principles of consolidation and summary of significant accounting policies. These statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, valuation of goodwill, long-lived and intangible assets, provisions for income taxes, stock-based compensation, and contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the retail industry and the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis. Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Acquisition of Claire’s Stores, Inc.
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
The purchase of the Company and the related fees and expenses were financed through the issuance of senior notes, borrowings under a credit facility, an equity investment, and cash on hand at the Company. The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”
The acquisition of Claire’s Stores, Inc. has been accounted for as a business combination using the purchase method of accounting, whereby the purchase price was preliminarily allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition. The final evaluation and allocation of the purchase price, relating primarily to the Company’s store leases, will be completed during the three month period ended August 2, 2008. The Company does not believe that the appraisal or its estimate of certain contingencies will materially modify the preliminary purchase price allocation.
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements presented for the three months ended May 5, 2007 are shown under the Predecessor Entity caption. The consolidated financial statements for the Successor Entity for the three months ended May 3, 2008 show the operations of the Successor Entity. The consolidated financial statements for the three months ended May 3, 2008 are presented on a different basis than that for the three months ended May 5, 2007 as a result of the application of purchase accounting.

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	May 28,	Transaction	May 29,
	2007	Adjustments	2007
ASSETS
Current assets:
Cash and cash equivalents	$350,476	$(186,053)	$164,423
Inventories	133,156	—	133,156
Prepaid expenses	29,792	—	29,792
Other current assets	36,378	—	36,378

Total current assets	549,802	(186,053)	363,749

Property and equipment:
Land and buildings	17,272	5,016	22,288
Furniture, fixtures and equipment	289,974	(194,125)	95,849
Leasehold improvements	305,469	(120,083)	185,386

	612,715	(309,192)	303,523
Less accumulated depreciation and amortization	(336,240)	336,240	—

	276,475	27,048	303,523

Intangible assets, net	55,629	721,524	777,153
Deferred debt issuance costs, net	—	77,411	77,411
Other assets	35,589	27,287	62,876
Goodwill	201,552	1,633,388	1,834,940

	292,770	2,459,610	2,752,380

Total assets	$1,119,047	$2,300,605	$3,419,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,854	$(753)	$87,101
Current portion of long-term debt	—	10,875	10,875
Income taxes payable	11,355	3,611	14,966
Accrued expenses and other liabilities	170,444	531	170,975

Total current liabilities	269,653	14,264	283,917

Long-term debt	—	2,374,125	2,374,125
Deferred tax liability	21,534	134,602	156,136
Deferred rent expense	26,808	(26,808)	—
Other liabilities	8,981	818	9,799

	57,323	2,482,737	2,540,060

Stockholders’ equity	792,071	(196,396)	595,675

Total liabilities and stockholders’ equity	$1,119,047	$2,300,605	$3,419,652

The unaudited pro forma results of operations provided below for the three months ended May 5, 2007 are presented below as though the Transactions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results (in thousands):

Three Months
Ended
May 5, 2007
Net sales	$340,571
Depreciation and amortization	21,892
Transaction-related costs	—
Operating income	33,424
Interest expense, net	51,440
Loss before income taxes	(18,016)
Net loss	(7,686)

3. Significant Accounting Policies
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the Statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and nonfinancial liabilities will be effective in the fiscal year beginning February 1, 2009. The adoption of this Statement on February 3, 2008 required additional financial statement disclosure and did not have an impact on the Company’s financial position, results of operations or cash flows. The adoption on February 1, 2009 of the Statement’s provisions relating to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009.
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, which allows the continued use of the simplified method discussed in SAB No. 107 in developing an estimate of the expected term of certain share options. SAB No. 107 did not provide for the use of the simplified method after December 31, 2007. The adoption of SAB No. 110 did not have a material impact on the Company’s financial position, results of operations or cash flows.
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company must adopt the FSP for its fiscal year beginning February 1, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
4. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts, within its North American division, for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges, within its European division, under the franchising agreements are reported in “Other income” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Net sales and operating income (loss) for the periods presented were as follows (dollars in thousands):

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Net sales:
North America	$209,344	$235,680
Europe	117,659	104,891

Total net sales	327,003	340,571

Depreciation and amortization:
North America	14,626	9,982
Europe	7,475	5,252

Total depreciation and amortization	22,101	15,234

Operating income (loss) for reportable segments:
North America	3,697	40,499
Europe	(1,552)	904

Total operating income for reportable segments	2,145	41,403
Transaction-related costs	5,968	3,486

Total consolidated operating income (loss)	(3,823)	37,917
Interest expense (income), net	48,657	(3,753)

Total consolidated income (loss) before income taxes	$(52,480)	$41,670

Excluded from operating income (loss) for the North American segment are transaction-related costs of approximately $4.3 million and $3.5 million for the three months ended May 3, 2008 and May 5, 2007, respectively.
Excluded from operating income (loss) for the European segment are transaction-related costs of approximately $1.7 million for the three months ended May 3, 2008. There were no transaction-related costs for the European segment for the three months ended May 5, 2007.
5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the three months ended May 3, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	6,142,622	$10.00	6.4	—
Options granted	699,500	$10.00	—	—
Options exercised	—	—	—	—
Options forfeited	(661,100)	$10.00	—	—
Options expired	—	—	—	—

Outstanding at end of period	6,181,022	$10.00	6.2	—

Exercisable at end of period	1,104,500	$10.00	6.1	—

The weighted average grant date fair value of options granted during the three months ended May 3, 2008 was $4.47.
During the three months ended May 3, 2008, the Company recorded approximately $2.8 million of additional paid-in capital relating to stock-based compensation.
6. Income Taxes
The effective income tax benefit rate was 32.2% for the three months ended May 3, 2008. This effective income tax benefit rate differed from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, offset by the accrual of U.S. tax expense on current foreign earnings, and other factors.
The effective income tax rate was 30.9% for the three months ended May 5, 2007. This effective income tax rate differed from the statutory federal tax rate of 35% due to a more favorable geographic mix of income in lower tax jurisdictions and other factors.
7. Fair Value of Financial Instruments
At May 3, 2008, the fair value and carrying value of the Company’s long-term debt was approximately $1,742 million and approximately $2,374 million, respectively. At May 3, 2008, the fair value and carrying value of the Company’s interest rate swaps approximated $17.6 million.
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at May 3, 2008 Using
Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$—	$(17,552)	$—

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
8. Commitments and Contingencies
The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation, and litigation to protect trademark rights. The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, earnings or cash flows.

9. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s senior secured credit facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European subsidiaries, RSI International Limited, CSC Limited Partnership, Claire’s China Services, and BMS Fashion Corp., (the “Non-Guarantors”) are not guarantors of these notes.
The following tables present the condensed consolidating financial information for the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.
Condensed Consolidating Balance Sheet
May 3, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$220	$3,385	$64,409	$—	$68,014
Inventories	—	82,497	35,286	—	117,783
Prepaid expenses	908	15,074	36,309	—	52,291
Other current assets	8,776	22,950	11,212	—	42,938

Total current assets	9,904	123,906	147,216	—	281,026

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,068	89,880	45,291	—	137,239
Leasehold improvements	1,630	132,370	86,281	—	220,281

	3,698	244,538	131,572	—	379,808
Less accumulated depreciation and amortization	(806)	(46,663)	(25,495)	—	(72,964)

	2,892	197,875	106,077	—	306,844

Intercompany receivables	34,557	—	1,073	(35,630)	—
Investment in subsidiaries	2,458,864	1,388	—	(2,460,252)	—
Intangible assets, net	422,438	291	359,029	—	781,758
Deferred financing costs, net	67,863	—	—	—	67,863
Other assets	35,019	1,020	37,810	—	73,849
Goodwill	—	1,402,613	433,940	—	1,836,553

	3,018,741	1,405,312	831,852	(2,495,882)	2,760,023

Total assets	$3,031,537	$1,727,093	$1,085,145	$(2,495,882)	$3,347,893

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$320	$20,312	$52,768	$—	$73,400
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	—	6,951	—	6,951
Accrued interest payable	42,150	—	7	—	42,157
Accrued expenses and other liabilities	32,109	41,353	47,021	—	120,483

Total current liabilities	89,079	61,665	106,747	—	257,491

Intercompany payables	—	35,630	—	(35,630)	—
Long-term debt	2,359,625	—	—	—	2,359,625
Deferred tax liability	—	105,864	19,114	—	124,978
Deferred rent expense	1,122	7,209	4,464	—	12,795
Other liabilities	—	11,293	—	—	11,293

	2,360,747	159,996	23,578	(35,630)	2,508,691

Stockholder’s equity:
Common stock	—	367	2	(369)	—
Additional paid in capital	603,968	1,445,684	876,855	(2,322,539)	603,968
Accumulated other comprehensive income, net of tax	12,672	3,015	22,762	(25,777)	12,672
Retained earnings (deficit)	(34,929)	56,366	55,201	(111,567)	(34,929)

	581,711	1,505,432	954,820	(2,460,252)	581,711

Total liabilities and stockholder’s equity	$3,031,537	$1,727,093	$1,085,145	$(2,495,882)	$3,347,893

Condensed Consolidating Balance Sheet
February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,835	$1,892	$58,247	$—	$85,974
Inventories	—	84,952	32,727	—	117,679
Prepaid expenses	403	15,264	21,648	—	37,315
Other current assets	100	31,501	6,057	—	37,658

Total current assets	26,338	133,609	118,679	—	278,626

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,050	83,924	44,156	—	130,130
Leasehold improvements	1,628	127,522	82,013	—	211,163

	3,678	233,734	126,169	—	363,581
Less accumulated depreciation and amortization	(609)	(34,615)	(18,748)	—	(53,972)

	3,069	199,119	107,421	—	309,609

Intercompany receivables	20,198	—	13	(20,211)	—
Investment in subsidiaries	2,452,074	5,764	—	(2,457,838)	—
Intangible assets, net	423,000	300	353,830	—	777,130
Deferred financing costs, net	70,511	—	—	—	70,511
Other assets	35,124	1,269	35,361	—	71,754
Goodwill	—	1,401,959	438,908	—	1,840,867

	3,000,907	1,409,292	828,112	(2,478,049)	2,760,262

Total assets	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$762	$22,140	$33,187	$—	$56,089
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	(8,383)	14,246	6,328	—	12,191
Accrued interest payable	19,534	—	2		19,536
Accrued expenses and other liabilities	34,194	39,737	43,145	—	117,076

Total current liabilities	60,607	76,123	82,662	—	219,392

Intercompany payables	—	20,211	—	(20,211)	—
Long-term debt	2,363,250	—	—		2,363,250
Deferred tax liability	—	120,742	18,764	—	139,506
Deferred rent expense	1,257	5,350	3,965	—	10,572
Other liabilities	—	10,577	—	—	10,577

	2,364,507	156,880	22,729	(20,211)	2,523,905

Stockholder’s equity:
Common stock	—	367	2	(369)	—
Additional paid in capital	601,201	1,449,307	878,145	(2,327,452)	601,201
Accumulated other comprehensive income, net of tax	3,358	2,959	17,513	(20,472)	3,358
Retained earnings	641	56,384	53,161	(109,545)	641

	605,200	1,509,017	948,821	(2,457,838)	605,200

Total liabilities and stockholder’s equity	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 3, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$367,918	$131,478	$(172,393)	$327,003
Cost of sales, occupancy and buying expenses	—	275,566	68,809	(172,393)	171,982

Gross profit	—	92,352	62,669	—	155,021

Other expenses (income):
Selling, general and administrative	10,205	66,653	54,477	—	131,335
Depreciation and amortization	760	12,921	8,420	—	22,101
Transaction-related costs	4,300	—	1,668	—	5,968
Other (income) expense	(5,301)	4,628	113	—	(560)

	9,964	84,202	64,678	—	158,844

Operating income (loss)	(9,964)	8,150	(2,009)	—	(3,823)
Interest expense (income), net	49,167	(185)	(325)	—	48,657

Income (loss) before income taxes	(59,131)	8,335	(1,684)	—	(52,480)
Income tax expense (benefit)	(22,043)	8,856	(3,723)	—	(16,910)

Income (loss) from continuing operations	(37,088)	(521)	2,039	—	(35,570)
Equity in earnings of subsidiaries	1,518	505	—	(2,023)	—

Net income (loss)	(35,570)	(16)	2,039	(2,023)	(35,570)
Foreign currency translation and interest rate swap adjustments	9,314	56	5,672	(5,728)	9,314

Comprehensive income (loss)	$(26,256)	$40	$7,711	$(7,751)	$(26,256)

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income
For The Three Months Ended May 5, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$441,654	$118,570	$(219,653)	$340,571
Cost of sales, occupancy and buying expenses	—	322,925	58,319	(219,653)	161,591

Gross profit	—	118,729	60,251	—	178,980

Other expenses (income):
Selling, general and administrative	8,032	66,579	49,073	—	123,684
Depreciation and amortization	299	8,940	5,995	—	15,234
Transaction-related costs	3,486	—	—	—	3,486
Other (income) expense	(6,190)	4,638	211	—	(1,341)

	5,627	80,157	55,279	—	141,063

Operating income (loss)	(5,627)	38,572	4,972	—	37,917
Interest expense (income), net	(2,636)	(92)	(1,025)	—	(3,753)

Income (loss) before income taxes	(2,991)	38,664	5,997	—	41,670
Income tax expense (benefit)	(1,116)	16,447	(2,443)	—	12,888

Income (loss) from continuing operations	(1,875)	22,217	8,440	—	28,782
Equity in earnings of subsidiaries	30,657	2,040	—	(32,697)	—

Net income	28,782	24,257	8,440	(32,697)	28,782
Foreign currency translation adjustments	9,323	1,785	9,354	(11,139)	9,323

Comprehensive income	$38,105	$26,042	$17,794	$(43,836)	$38,105

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Three Months Ended May 3, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(35,570)	$(16)	$2,039	$(2,023)	$(35,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(1,518)	(505)	—	2,023	—
Depreciation and amortization	760	12,921	8,420	—	22,101
Amortization of lease rights and other assets	—	14	514	—	528
Amortization of debt issuance costs	2,647	—	—	—	2,647
Loss on sale / retirement of property and equipment, net	—	11	16	—	27
Stock compensation expense	2,767	—	—	—	2,767
(Increase) decrease in:
Inventories	—	2,455	(2,186)	—	269
Prepaid expenses	(505)	190	(14,530)	—	(14,845)
Other assets	495	515	(2,647)	—	(1,637)
Increase (decrease) in:
Trade accounts payable	(442)	(1,828)	19,125	—	16,855
Income taxes payable	(683)	(8,040)	(5,441)	—	(14,164)
Accrued expenses and other liabilities	3,808	2,096	3,314	—	9,218
Accrued interest payable	22,616	—	5	—	22,621
Deferred income taxes	—	(13,575)	(754)	—	(14,329)
Deferred rent expense	(135)	1,859	429	—	2,153

Net cash provided by (used in) operating activities	(5,760)	(3,903)	8,304	—	(1,359)

Cash flows from investing activities:
Acquisition of property and equipment, net	(20)	(11,575)	(4,003)	—	(15,598)
Acquisition of intangible assets	—	(35)	(392)	—	(427)

Net cash used in investing activities	(20)	(11,610)	(4,395)	—	(16,025)

Cash flows from financing activities:
Credit facility payment	(3,625)	—	—	—	(3,625)
Intercompany financing	(13,849)	15,419	(1,570)	—	—

Net cash provided by (used in) financing activities	(17,474)	15,419	(1,570)	—	(3,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,361)	1,587	3,823	—	3,049

Net increase (decrease) in cash and cash equivalents	(25,615)	1,493	6,162	—	(17,960)
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$220	$3,385	$64,409	$—	$68,014

Predecessor Entity
Condensed Consolidating Statement of Cash Flows
For The Three Months Ended May 5, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$28,782	$24,257	$8,440	$(32,697)	$28,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,657)	(2,040)	—	32,697	—
Depreciation and amortization	299	8,940	5,995	—	15,234
Amortization of intangibles and other assets	—	33	411	—	444
Impairment of assets	—	—	73	—	73
Loss on sale / retirement of property and equipment, net	—	631	241	—	872
Stock compensation expense	1,275	—	—	—	1,275
(Increase) decrease in:
Inventories	—	(3,369)	(1,657)	—	(5,026)
Prepaid expenses	278	(359)	(13,439)	—	(13,520)
Other assets	(60)	376	(4,277)	—	(3,961)
Increase (decrease) in:
Trade accounts payable	(866)	(4,020)	16,388	—	11,502
Income taxes payable	—	(2,376)	(4,684)	—	(7,060)
Accrued expenses and other liabilities	(470)	(5,049)	(2,451)	—	(7,970)
Deferred income taxes	—	(523)	(292)	—	(815)
Deferred rent expense	—	610	(187)	—	423

Net cash provided by (used in) operating activities	(1,419)	17,111	4,561	—	20,253

Cash flows from investing activities:
Acquisition of property and equipment	(169)	(15,210)	(6,945)	—	(22,324)
Acquisition of intangible assets	—	(16)	—	—	(16)

Net cash used in investing activities	(169)	(15,226)	(6,945)	—	(22,340)

Cash flows from financing activities:
Stock option proceeds	177	—	—	—	177
Dividends paid	(9,065)	—	—	—	(9,065)
Intercompany financing	22,461	(14,283)	(8,178)	—	—

Net cash provided by (used in) financing activities	13,573	(14,283)	(8,178)	—	(8,888)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5)	(26)	914	—	883

Net increase (decrease) in cash and cash equivalents	11,980	(12,424)	(9,648)	—	(10,092)
Cash and cash equivalents at beginning of period	194,098	15,807	130,972	—	340,877

Cash and cash equivalents at end of period	$206,078	$3,383	$121,324	—	$330,785

10. Subsequent Events
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015 for the interest period beginning on June 1, 2008 and ending November 30, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, and significant accounting policies and critical estimates. Management’s Discussion and Analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
Our fiscal year ends on the Saturday closest to January 31. In prior years, we referred to the fiscal year ended February 2, 2008 as “Fiscal 2008”. Effective with the three month period ended May 3, 2008, we now refer to the fiscal year ended February 2, 2008 as “Fiscal 2007”. The current fiscal year ending January 31, 2009 is referred to as “Fiscal 2008.” All such terms used herein have been revised for this change.
We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for nine consecutive weeks. The removal is effective prospectively upon the completion of the ninth consecutive week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation.
Business Overview
We believe we are the world’s largest specialty retailer of value-priced, fashion-right costume jewelry and accessories focusing on girls and young women in the 7 to 27 age range. We are organized based on our geographic markets, which include our North American operations and our European operations. As of May 3, 2008, we operated a total of 3,053 stores, of which 2,142 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American operations) and 911 stores were located in Europe (our European operations). Our stores are operated mainly under the trade names “Claire’s” and “Icing.”
In addition, as of May 3, 2008, we had 169 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala that operated under franchising agreements. We account in our North America division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of May 3, 2008, we also operated 201 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North America division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

We offer a wide selection of merchandise, which in Fiscal 2007 typically ranged in retail price between $2.00 and $24.00, with an average selling price of approximately $4.40, and an average transaction value of approximately $13.00, net of promotions and markdowns, in two principal product categories.
•	Jewelry (53.6% of Fiscal 2007 net sales) — Which includes earrings, including ear piercing studs, necklaces, bracelets and rings; and

•	Accessories (46.4% of Fiscal 2007 net sales) — Which includes hairgoods, handbags, small leather goods, and other fashion accessory classifications, as well as cosmetics.
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
Consolidated Results of Operations
A summary of our consolidated results of operations is as follows (dollars in thousands):

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Net sales	$327,003	$340,571
Increase (decrease) in same store sales	(8.4%)	1.3%
Gross profit percentage	47.4%	52.6%
Selling, general and administrative expenses as a percentage of net sales	40.2%	36.3%
Depreciation and amortization as a percentage of net sales	6.8%	4.5%
Transaction-related costs as percentage of net sales	1.8%	1.0%
Operating income (loss)	(3,823)	37,917
Net income (loss)	$(35,570)	$28,782
Number of stores at the end of the period (1)	3,053	3,003

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales for the three months ended May 3, 2008 decreased by $13.6 million, or 4.0%, from the three months ended May 5, 2007. This decrease was primarily attributable to same store sales declining 8.4% or $28.4 million, partially offset by new store revenue, net of store closures, of $3.8 million and a net increase of $10.9 million resulting from foreign currency translation of our foreign operations.
The decrease in the average number of transactions per store of 12.5% was offset by an increase in average transaction value of 3.7%, which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
% of Total	May 3, 2008	May 5, 2007
Jewelry	54.8	55.5
Accessories	45.2	44.5

	100.0	100.0

We exclude the costs related to our distribution center in calculating gross profit and gross profit percentages. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentage decreased by 520 basis points during the three months ended May 3, 2008 compared to the three months ended May 5, 2007. Of this decline, 30 basis points was attributable to a decrease in merchandise margin; the remainder was primarily the result of an increase in occupancy cost due to the addition of 13 net new stores, the effect of foreign exchange, lease renewals at higher rates, an increase in the book to cash rent adjustment and a loss of operating leverage. Excluding approximately $1.2 million of non-recurring expenses relating to our Pan European Transformation project that were included in buying costs, the decline in gross profit percentage would have been approximately 480 basis points.
During the three months ended May 3, 2008, selling, general and administrative expenses increased $7.7 million or a 6.2% increase over the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased 390 basis points compared to the comparable prior year period; however, excluding a $5.0 million foreign currency translation effect, $1.4 million of non-recurring Pan European Transformation project costs, and $0.8 million of sponsor management fees, the increase in selling, general and administrative expenses would have been $0.5 million or 0.4%, and such percentage would have increased by 170 basis points.
Depreciation and amortization expense increased $6.9 million to $22.1 million during the three months ended May 3, 2008 compared to the three months ended May 5, 2007. This increase is primarily from additional amortization expense arising from purchase accounting fair value adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements.
Other income for the three months ended May 3, 2008 totaled $0.6 million, a decrease of $0.8 million from the comparable prior year period. This decrease was due primarily to a decrease in the earnings of our joint venture in Nippon.
Interest income for the three months ended May 3, 2008 totaled $0.5 million, a decrease of $3.3 million from the prior year. This decrease was due to lower cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.
Interest expense for the three months ended May 3, 2008 totaled $49.2 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs) compared to $0.1 million for the three months ended May 5, 2007. This increase is the result of interest expense associated with the debt financing of the acquisition of the Company.
Our effective income tax benefit rate was 32.2% in the first quarter compared to an effective income tax rate of 30.9% during the same period last year. The change primarily related to the overall geographic mix of results and other factors.

In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, at May 3, 2008 will be realized. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of income and losses and the resolution of unrecognized tax benefits for amounts different from our current estimates.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Net sales	$209,344	$235,680
Increase (decrease) in same store sales	(12.3%)	2.1%
Gross profit percentage	47.6%	54.4%
Number of stores at the end of the period (1)	2,142	2,126

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in North America decreased by $26.3 million during the three months ended May 3, 2008, or 11.2%, from the three months ended May 5, 2007. The decrease in net sales was primarily attributable to same store sales decreases of $28.2 million or 12.3%, which was partially offset by an increase of $1.8 million resulting from foreign currency translation of our Canadian operations.
Gross profit percentage decreased 680 basis points for the three months ended May 3, 2008 compared to the three months ended May 5, 2007. Of this decline, 134 basis points was attributable to a decrease in merchandise margin; the remainder was primarily the result of a 550 basis point increase in occupancy cost due to the addition of seven net new stores, the effect of foreign exchange, lease renewals at higher rates, an increase in the book to cash rent adjustment and a loss of operating leverage. During the three months ended May 3, 2008, buying costs included $0.3 million of non-recurring expenses related to the Pan European Transformation project.

The following table compares our sales of each product category for each of the periods presented:

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
% of Total	May 3, 2008	May 5, 2007
Jewelry	60.3	59.1
Accessories	39.7	40.9

	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Net sales	$117,659	$104,891
Increase (decrease) in same store sales	(0.2%)	(0.7%)
Gross profit percentage	47.1%	48.4%
Number of stores at the end of the period (1)	911	877

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during the three months ended May 3, 2008 increased by $12.8 million, or 12.2%, over the comparable prior year period. The increase in net sales was primarily attributable to an increase of $9.1 million resulting from the weakening U.S. Dollar when translating our foreign operations at higher exchange rates and new store revenue, net of store closures, of $3.9 million; offset by same store sales decrease of 0.2% or $0.2 million during the period.
Gross profit percentage decreased 130 basis points for the three months ended May 3, 2008 compared to the comparable prior year period. A 130 basis point improvement in merchandise margin was more than offset by a 260 basis point increase in occupancy cost, which was primarily due to the addition of six net new stores, the effect of foreign exchange, lease renewals at higher rates, an increase in the book to cash rent adjustment and a loss of operating leverage. Excluding approximately $0.9 million of non-recurring expenses relating to our Pan European Transformation project that were included in buying costs, the decline in gross profit percentage would have been 50 basis points.
The following table compares our sales of each product category for each of the periods presented:

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
% of Total	May 3, 2008	May 5, 2007
Jewelry	45.0	47.3
Accessories	55.0	52.7

	100.0	100.0

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Successor Entity	Predecessor Entity
	Three Months	Three Months
	Ended	Ended
	May 3, 2008	May 5, 2007
Operating activities	$(1,359)	$20,253
Investing activities	(16,025)	(22,340)
Financing activities	(3,625)	(8,888)
During the three months ended May 3, 2008, cash used in operating activities approximated $1.4 million compared to cash provided by operating activities of $20.3 million during the three months ended May 5, 2007. The change in cash provided by operating activities was primarily impacted by a decrease in operating income and an increase in interest paid on the debt incurred to fund the acquisition, offset by a decrease in working capital.
Cash used in investing activities during the three months ended May 3, 2008 was $16.0 million, a decrease of $6.3 million from the cash used in investing activities during the three months ended May 5, 2007 of $22.3 million. The decrease related primarily to a decreased level of property and equipment acquisitions. Capital expenditures of $16.0 million were made during the three months ended May 3, 2008 of which $11.7 million related to store openings and remodeling projects. During the remainder of Fiscal 2008, we expect to fund a total of approximately $60.0 to $70.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash used in financing activities during the three months ended May 3, 2008 was $3.6 million, a decrease of $5.3 million from the cash used in financing activities for the comparable period in Fiscal 2007 of $8.9 million. The decrease related to dividends of $9.1 million paid during the three months ended May 5, 2007, partially offset by a principal payment of $3.6 million on the credit facility during the three months ended May 3, 2008.
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015 for the interest period beginning on June 1, 2008 and ending November 30, 2008.
As of May 3, 2008, we had cash and cash equivalents of $68.0 million, and our $200.0 million revolving credit facility was undrawn aside from $5.9 million of letters of credit. The Company anticipates that cash generated from operations together with the amounts available under its revolving credit facility will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008.

Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2007 Annual Report on Form 10-K, filed on April 25, 2008, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the Statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and nonfinancial liabilities will be effective in the fiscal year beginning February 1, 2009. The adoption of this Statement on February 3, 2008 required additional financial statement disclosure and did not have an impact on the Company’s financial position, results of operations or cash flows. The adoption on February 1, 2009 of the Statement’s provisions relating to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009.
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, which allows the continued use of the simplified method discussed in SAB No. 107 in developing an estimate of the expected term of certain share options. SAB No. 107 did not provide for the use of the simplified method after December 31, 2007. The adoption of SAB No. 110 did not have a material impact on the Company’s financial position, results of operations or cash flows.
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company must adopt the FSP for its fiscal year beginning February 1, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for Fiscal 2008, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic conditions such as inflation and increased energy costs; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the metal content in jewelry, and employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2007 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling, and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At May 3, 2008, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income is $6.2 million, net of tax, reflecting the unrealized gain on foreign currency translation during the three months ended May 3, 2008. Based on the extent of our foreign operations in Fiscal 2008, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 15.9% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.

The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At May 3, 2008, the Swaps cover an aggregate notional amount of $435.0 million of the $1.44 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At May 3, 2008, the estimated fair value of the Swaps was a liability of approximately $17.6 million and is recorded, net of tax, as a reduction in other comprehensive income.
At May 3, 2008, we had fixed rate debt of $935 million and variable rate debt of $1.44 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of May 3, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by approximately $10.0 million, net.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness described below as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with recording the acquisition of the Company, which did not occur as of a fiscal period end of the Company, an amount included in the five day period between the acquisition date and the Company’s fiscal period ended June 2, 2007, was calculated inaccurately. The resultant error caused an overstatement of cash and accrued expenses as of May 28, 2007, and an inter-period reclassification in the Statement of Cash Flows between operating activities and cash. Due to the increased complexity and volume of the Company’s reporting requirements that resulted from the acquisition, this error was not identified or corrected timely as a result of an insufficient level of supervisory review. The error was corrected prior to issuance of the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
As of the end of the period covered by this Quarterly Report, we have not fully remediated the material weakness identified above. We expect this material weakness to be remediated by August 2, 2008, the end of our second fiscal quarter.
No changes in our internal control over financial reporting have been made during the quarter ended May 3, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Item 6.	Exhibits

10.1	Joan Munnelly Employment Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
June 11, 2008	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

June 11, 2008	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Joan Munnelly Employment Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.