Form 10-Q
period 2008-08-02
CLAIRES STORES INC
filed 2008-09-12
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 5, 2008, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at August 2, 2008 and February 2, 2008	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended August 2, 2008 (Successor Entity), the period from May 29, 2007 through August 4, 2007 (Successor Entity), the period from May 6, 2007 through May 28, 2007 (Predecessor Entity) and the period from February 4, 2007 through May 28, 2007 (Predecessor Entity)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 2, 2008 (Successor Entity), the period from May 29, 2007 through August 4, 2007 (Successor Entity), and the period from February 4, 2007 through May 28, 2007 (Predecessor Entity)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T. Controls and Procedures	30

PART II. OTHER INFORMATION	31

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 6. Exhibits	31

SIGNATURE PAGE	32
Ex-31.1 Section 302 Certification of CEO	34
Ex-31.2 Section 302 Certification of CFO	35
Ex-32.1 Section 906 Certification of CEO	36
Ex-32.2 Section 906 Certification of CFO	37

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2008	February 2, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,236	$85,974
Inventories	119,552	117,679
Prepaid expenses	47,643	37,315
Other current assets	47,591	37,658

Total current assets	250,022	278,626

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	140,446	130,130
Leasehold improvements	227,550	211,163

	390,284	363,581
Less accumulated depreciation and amortization	(90,143)	(53,972)

	300,141	309,609

Intangible assets, net of accumulated amortization of $11,046 and $4,762, respectively	809,954	777,130
Deferred financing costs, net of accumulated amortization of $12,370 and $7,079, respectively	65,220	70,511
Other assets	76,307	71,754
Goodwill	1,841,346	1,840,867

	2,792,827	2,760,262

Total assets	$3,342,990	$3,348,497

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$68,405	$56,089
Current portion of long-term debt	14,500	14,500
Income taxes payable	6,063	12,191
Accrued interest payable	22,565	19,536
Accrued expenses and other liabilities	120,206	117,076

Total current liabilities	231,739	219,392

Long-term debt	2,362,052	2,363,250
Deferred tax liability	116,486	139,506
Deferred rent expense	14,968	10,572
Unfavorable lease obligations and other liabilities	48,986	10,577

	2,542,492	2,523,905

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	605,116	601,201
Accumulated other comprehensive income, net of tax	15,503	3,358
Retained earnings (deficit)	(51,860)	641

	568,759	605,200

Total liabilities and stockholder’s equity	$3,342,990	$3,348,497

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor Entity			Predecessor Entity
	Three Months	Six Months	May 29, 2007	May 6, 2007	February 4, 2007
	Ended	Ended	Through	Through	Through
	August 2, 2008	August 2, 2008	August 4, 2007	May 28, 2007	May 28, 2007
Net sales	$359,973	$686,976	$281,190	$84,328	$424,899
Cost of sales, occupancy and buying expenses	180,267	352,249	138,276	44,846	206,438

Gross profit	179,706	334,727	142,914	39,482	218,461

Other expenses (income):
Selling, general and administrative	132,421	263,756	92,746	30,798	154,482
Depreciation and amortization	22,561	44,662	13,165	4,417	19,652
Transaction-related costs	296	6,264	2,061	69,186	72,672
Other income	(549)	(1,109)	(396)	(135)	(1,476)

	154,729	313,573	107,576	104,266	245,330

Operating income (loss)	24,977	21,154	35,338	(64,784)	(26,869)
Interest expense (income), net	48,739	97,396	35,928	(1,123)	(4,876)

Loss before income taxes	(23,762)	(76,242)	(590)	(63,661)	(21,993)
Income tax expense (benefit)	(6,831)	(23,741)	217	8,890	21,779

Net loss	$(16,931)	$(52,501)	$(807)	$(72,551)	$(43,772)

Net loss	$(16,931)	$(52,501)	$(807)	$(72,551)	$(43,772)
Foreign currency translation and interest rate swap adjustments, net of tax	2,831	12,145	3,745	(883)	8,440

Comprehensive income (loss)	$(14,100)	$(40,356)	$2,938	$(73,434)	$(35,332)

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Entity		Predecessor Entity
	Six Months	May 29, 2007	February 4, 2007
	Ended	Through	Through
	August 2, 2008	August 4, 2007	May 28, 2007
Cash flows from operating activities:
Net loss	$(52,501)	$(807)	$(43,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,662	13,165	19,652
Amortization of lease rights and other assets	1,013	248	622
Amortization of debt issuance costs	5,291	1,730	—
Payment in kind interest expense	6,052	—	—
Net accretion of favorable (unfavorable) lease obligations	(543)	—	—
Impairment of intangible assets	—	—	73
(Gain) loss on sale/retirement of property and equipment and other assets, net	(175)	461	1,201
Excess tax benefit from stock-based compensation	—	—	(2,885)
Stock compensation expense	3,915	888	8,946
(Increase) decrease in:
Inventories	(1,840)	10,811	(10,932)
Prepaid expenses	(10,280)	(15,639)	6,389
Other assets	(6,096)	(30,254)	(2,941)
Increase (decrease) in:
Trade accounts payable	12,304	(12,141)	31,202
Income taxes payable	(16,152)	(3,161)	(11,732)
Accrued expenses and other liabilities	12,575	(72,680)	39,727
Accrued interest payable	3,029	24,866	—
Deferred income taxes	(19,273)	(385)	6,723
Deferred rent expense	4,676	1,039	373

Net cash provided by (used in) operating activities	(13,343)	(81,859)	42,646

Cash flows from investing activities:
Acquisition of property and equipment, net	(31,626)	(18,910)	(27,988)
Acquisition of predecessor entity	—	(3,040,369)	—
Acquisition of intangible assets/lease rights	(775)	(3,540)	(81)

Net cash used in investing activities	(32,401)	(3,062,819)	(28,069)

Cash flows from financing activities:
Credit facility proceeds	—	1,450,000	—
Credit facility payments	(7,250)	—	—
Note offerings proceeds	—	935,000	—
Capital contribution	—	595,675	—
Stock option proceeds	—	—	177
Excess tax benefit from stock compensation	—	—	2,885
Option conversion payment	—	(7,924)	—
Financing fees paid	—	(77,411)	—
Dividends paid	—	(7,252)	(9,065)

Net cash provided by (used in) financing activities:	(7,250)	2,888,088	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,256	(1,344)	1,025

Net increase (decrease) in cash and cash equivalents	(50,738)	(257,934)	9,599
Cash and cash equivalents at beginning of period	85,974	350,476	340,877

Cash and cash equivalents at end of period	$35,236	$92,542	$350,476

Supplemental disclosure of cash flow information:
Income taxes paid	$14,668	$4,528	$22,820
Interest paid	83,964	10,280	86
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
The acquisition of Claire’s Stores, Inc. has been accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition. The final evaluation and allocation of the purchase price was completed during the three month period ended August 2, 2008.
In conjunction with the final evaluation and allocation of purchase price performed during the three months ended August 2, 2008, the Company recorded $31.9 million of favorable lease obligations and $40.3 million of unfavorable lease obligations relating to its store leases. The favorable lease obligations are included in intangible assets in the Unaudited Condensed Consolidated Balance Sheets. These favorable and unfavorable lease obligations are amortized as a component of rent expense utilizing the straight-line method over the lives of the related leases. As part of recording this net liability of $8.4 million, additional goodwill of approximately $4.8 million, net of deferred taxes, was recorded relating to these obligations.

In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements presented for the period from May 6, 2007 through May 28, 2007 and the period from February 4, 2007 through May 28, 2007 are shown under the Predecessor Entity caption. The consolidated financial statements for the Successor Entity for the three and six months ended August 2, 2008 and the period from May 29, 2007 through August 4, 2007 show the operations of the Successor Entity. The consolidated financial statements for the periods after May 28, 2007 are presented on a different basis than for the periods prior to May 29, 2007 as a result of the application of purchase accounting.
A reconciliation of the purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	May 28,	Transaction	May 29,
	2007	Adjustments	2007
ASSETS
Current assets:
Cash and cash equivalents	$350,476	$(186,053)	$164,423
Inventories	133,156	—	133,156
Prepaid expenses	29,792	—	29,792
Other current assets	36,378	—	36,378

Total current assets	549,802	(186,053)	363,749

Property and equipment:
Land and buildings	17,272	5,016	22,288
Furniture, fixtures and equipment	289,974	(194,125)	95,849
Leasehold improvements	305,469	(120,083)	185,386

	612,715	(309,192)	303,523
Less accumulated depreciation and amortization	(336,240)	336,240	—

	276,475	27,048	303,523

Intangible assets, net	55,629	753,424	809,053
Deferred debt issuance costs, net	—	77,411	77,411
Other assets	35,589	27,570	63,159
Goodwill	201,552	1,638,181	1,839,733

	292,770	2,496,586	2,789,356

Total assets	$1,119,047	$2,337,581	$3,456,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,854	$(753)	$87,101
Current portion of long-term debt	—	10,875	10,875
Income taxes payable	11,355	3,611	14,966
Accrued expenses and other liabilities	170,444	531	170,975

Total current liabilities	269,653	14,264	283,917

Long-term debt	—	2,374,125	2,374,125
Deferred tax liability	21,534	131,279	152,813
Deferred rent expense	26,808	(26,808)	—
Unfavorable lease obligations and other liabilities	8,981	41,117	50,098

	57,323	2,519,713	2,577,036

Stockholders’ equity	792,071	(196,396)	595,675

Total liabilities and stockholders’ equity	$1,119,047	$2,337,581	$3,456,628

The unaudited pro forma results of operations provided below for the three and six months ended August 4, 2007 are presented below as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the credit facility and the notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results (in thousands):

	Three Months	Six Months
	Ended	Ended
	August 4, 2007	August 4, 2007
Net sales	$365,518	$706,089
Depreciation and amortization	23,044	45,627
Transaction-related costs	2,061	2,061
Operating income	34,387	67,670
Interest expense, net	54,465	107,049
Loss before income taxes	(20,078)	(39,379)
Net loss	(13,300)	(21,773)
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

During June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. Issue 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of Issue 08-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Information about the Company’s operations by segment is as follows (in thousands):

	Successor Entity			Predecessor Entity
	Three Months	Six Months	May 29, 2007	May 6, 2007	February 4, 2007
	Ended	Ended	Through	Through	Through
	August 2, 2008	August 2, 2008	August 4, 2007	May 28, 2007	May 28, 2007
Net sales:
North America	$222,676	$432,020	$181,914	$56,803	$292,483
Europe	137,297	254,956	99,276	27,525	132,416

Total net sales	359,973	686,976	281,190	84,328	424,899

Depreciation and amortization:
North America	14,776	29,402	9,111	2,840	12,823
Europe	7,785	15,260	4,054	1,577	6,829

Total depreciation and amortization	22,561	44,662	13,165	4,417	19,652

Operating income (loss) for reportable segments North America	15,532	19,229	26,248	6,072	46,569
Europe	9,741	8,189	11,151	(1,670)	(766)

Operating income (loss) for reportable segments	25,273	27,418	37,399	4,402	45,803
Transaction-related costs	296	6,264	2,061	69,186	72,672

Total consolidated operating income (loss)	24,977	21,154	35,338	(64,784)	(26,869)
Interest expense (income), net	48,739	97,396	35,928	(1,123)	(4,876)

Total consolidated loss before income taxes	$(23,762)	$(76,242)	$(590)	$(63,661)	$(21,993)

Excluded from operating income (loss) for the North American segment are transaction-related costs of approximately $0, $4.3 million, $1.1 million, $69.2 million and $72.7 million for the three and six months ended August 2, 2008, the period from May 29, 2007 through August 4, 2007, the period from May 6, 2007 through May 28, 2007 and the period from February 4, 2007 through May 28, 2007, respectively.
Excluded from operating income (loss) for the European segment are transaction-related costs of approximately $0.3 million, $2.0 million, $1.0 million, $0 and $0 for the three and six months ended August 2, 2008, the period from May 29, 2007 through August 4, 2007, the period from May 6, 2007 through May 28, 2007 and the period from February 4, 2007 through May 28, 2007, respectively.

5. Long-Term Debt
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015. The election is for the interest period from June 1, 2008 through November 30, 2008. Payment in kind interest accrued during the three months ended August 2, 2008 of approximately $6.1 million is included in long-term debt in the Unaudited Condensed Consolidated Balance Sheets.
6. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the six months ended August 2, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	6,142,622	$10.00	6.4	—
Options granted	1,677,550	$10.00	—	—
Options exercised	—	—	—	—
Options forfeited	(1,395,240)	$10.00	—	—
Options expired	—	—	—	—

Outstanding at end of period	6,424,932	$10.00	6.0	—

Exercisable at end of period	1,359,824	$10.00	5.8	—
The weighted average grant date fair value of options granted during the six months ended August 2, 2008 was $4.24.
During the three and six months ended August 2, 2008, the Company recorded approximately $1.1 million and $3.9 million of additional paid-in capital relating to stock-based compensation, respectively.
7. Income Taxes
The effective income tax benefit rate was 28.7% and 31.1% for the three and six months ended August 2, 2008, respectively. These effective income tax benefit rates differed from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, offset by the accrual of U.S. tax expense on current foreign earnings, the reduction of net operating loss carryforwards in conjunction with certain disallowed tax deductions relating to the Company’s long-term debt, and other factors.
The effective income tax rate was (36.8%), (14.0%) and (99.0%) for the period from May 29, 2007 through August 4, 2007, the period from May 6, 2007 through May 28, 2007 and the period from February 4, 2007 through May 28, 2007, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% due to the tax expense associated with non-deductible transaction costs, the repatriation of foreign earnings to fund, in part, the acquisition of the Company, and other factors.
8. Fair Value of Financial Instruments
At August 2, 2008, the fair value and carrying value of the Company’s long-term debt was approximately $1,270 million and approximately $2,377 million, respectively. At August 2, 2008, the fair value and carrying value of the Company’s interest rate swaps approximated $14.4 million.

The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at August 2, 2008 Using
Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$—	$(14,422)	$—

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
10. Supplemental Financial Information
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

Condensed Consolidating Balance Sheet
August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$80	$(4,968)	$40,124	$—	$35,236
Inventories	—	82,141	37,411	—	119,552
Prepaid expenses	1,272	14,684	31,687	—	47,643
Other current assets	98	34,372	13,121	—	47,591

Total current assets	1,450	126,229	122,343	—	250,022

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,200	92,330	45,916	—	140,446
Leasehold improvements	1,630	136,213	89,707	—	227,550

	3,830	250,831	135,623	—	390,284
Less accumulated depreciation and amortization	(995)	(56,866)	(32,282)	—	(90,143)

	2,835	193,965	103,341	—	300,141

Intercompany receivables	—	—	34,360	(34,360)	—
Investment in subsidiaries	2,476,386	(562)	—	(2,475,824)	—
Intangible assets, net	421,875	20,986	367,093	—	809,954
Deferred financing costs, net	65,220	—	—	—	65,220
Other assets	34,996	1,595	39,716	—	76,307
Goodwill	—	1,409,809	431,537	—	1,841,346

	2,998,477	1,431,828	872,706	(2,510,184)	2,792,827

Total assets	$3,002,762	$1,752,022	$1,098,390	$(2,510,184)	$3,342,990

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$1,585	$22,473	$44,347	$—	$68,405
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	—	6,063	—	6,063
Accrued interest payable	22,555	—	10	—	22,565
Accrued expenses and other liabilities	23,219	45,357	51,630	—	120,206

Total current liabilities	61,859	67,830	102,050	—	231,739

Intercompany payables	9,115	25,245	—	(34,360)	—
Long-term debt	2,362,052	—	—	—	2,362,052
Deferred tax liability	—	96,567	19,919	—	116,486
Deferred rent expense	977	9,156	4,835	—	14,968
Unfavorable lease obligations and other liabilities	—	42,585	6,401	—	48,986

	2,372,144	173,553	31,155	(34,360)	2,542,492

Stockholder’s equity:
Common stock	—	367	2	(369)	—
Additional paid in capital	605,116	1,445,651	873,937	(2,319,588)	605,116
Accumulated other comprehensive income, net of tax	15,503	2,998	26,173	(29,171)	15,503
Retained earnings (deficit)	(51,860)	61,623	65,073	(126,696)	(51,860)

	568,759	1,510,639	965,185	(2,475,824)	568,759

Total liabilities and stockholder’s equity	$3,002,762	$1,752,022	$1,098,390	$(2,510,184)	$3,342,990

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

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$383,145	$153,234	$(176,406)	$359,973
Cost of sales, occupancy and buying expenses	—	283,759	72,914	(176,406)	180,267

Gross profit	—	99,386	80,320	—	179,706

Other expenses (income):
Selling, general and administrative	6,656	67,158	58,607	—	132,421
Depreciation and amortization	751	12,992	8,818	—	22,561
Transaction-related costs	6	—	290	—	296
Other (income) expense	(3,856)	3,704	(397)	—	(549)

	3,557	83,854	67,318	—	154,729

Operating income (loss)	(3,557)	15,532	13,002	—	24,977
Interest expense (income), net	49,052	(69)	(244)	—	48,739

Income (loss) before income taxes	(52,609)	15,601	13,246	—	(23,762)
Income tax expense (benefit)	(16,023)	8,947	245	—	(6,831)

Income (loss) from continuing operations	(36,586)	6,654	13,001	—	(16,931)
Equity in earnings of subsidiaries	19,655	1,727	—	(21,382)	—

Net income (loss)	(16,931)	8,381	13,001	(21,382)	(16,931)
Foreign currency translation and interest rate swap adjustments	2,831	(17)	768	(751)	2,831

Comprehensive income (loss)	$(14,100)	$8,364	$13,769	$(22,133)	$(14,100)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$751,063	$284,712	$(348,799)	$686,976
Cost of sales, occupancy and buying expenses	—	559,325	141,723	(348,799)	352,249

Gross profit	—	191,738	142,989	—	334,727

Other expenses (income):
Selling, general and administrative	16,861	133,811	113,084	—	263,756
Depreciation and amortization	1,511	25,913	17,238	—	44,662
Transaction-related costs	4,306	—	1,958	—	6,264
Other (income) expense	(9,157)	8,332	(284)	—	(1,109)

	13,521	168,056	131,996	—	313,573

Operating income (loss)	(13,521)	23,682	10,993	—	21,154
Interest expense (income), net	98,219	(254)	(569)	—	97,396

Income (loss) before income taxes	(111,740)	23,936	11,562	—	(76,242)
Income tax expense (benefit)	(38,066)	17,803	(3,478)	—	(23,741)

Income (loss) from continuing operations	(73,674)	6,133	15,040	—	(52,501)
Equity in earnings of subsidiaries	21,173	2,232	—	(23,405)	—

Net income (loss)	(52,501)	8,365	15,040	(23,405)	(52,501)
Foreign currency translation and interest rate swap adjustments	12,145	39	6,440	(6,479)	12,145

Comprehensive income (loss)	$(40,356)	$8,404	$21,480	$(29,884)	$(40,356)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income
For The Period May 29, 2007 Through August 4, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$309,471	$112,334	$(140,615)	$281,190
Cost of sales, occupancy and buying expenses	—	225,448	53,443	(140,615)	138,276

Gross profit	—	84,023	58,891	—	142,914

Other expenses (income):
Selling, general and administrative	4,489	49,347	38,910	—	92,746
Depreciation and amortization	1,052	7,440	4,673	—	13,165
Transaction-related costs	1,042	—	1,019	—	2,061
Other (income) expense	(801)	1,142	(737)	—	(396)

	5,782	57,929	43,865	—	107,576

Operating income (loss)	(5,782)	26,094	15,026	—	35,338
Interest expense (income), net	36,585	(502)	(155)	—	35,928

Income (loss) before income taxes	(42,367)	26,596	15,181	—	(590)
Income tax expense (benefit)	(11,358)	9,857	1,718	—	217

Income (loss) from continuing operations	(31,009)	16,739	13,463	—	(807)
Equity in earnings of subsidiaries	30,202	2,243	—	(32,445)	—

Net income (loss)	(807)	18,982	13,463	(32,445)	(807)
Foreign currency translation adjustments	3,745	273	5,157	(5,430)	3,745

Comprehensive income	$2,938	$19,255	$18,620	$(37,875)	$2,938

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period May 6, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$98,740	$31,096	$(45,508)	$84,328
Cost of sales, occupancy and buying expenses	—	74,509	15,845	(45,508)	44,846

Gross profit	—	24,231	15,251	—	39,482

Other expenses (income):
Selling, general and administrative	(1,011)	18,054	13,755	—	30,798
Depreciation and amortization	68	2,565	1,784	—	4,417
Transaction-related costs	69,186	—	—	—	69,186
Other (income) expense	(1,864)	1,288	441	—	(135)

	66,379	21,907	15,980	—	104,266

Operating income (loss)	(66,379)	2,324	(729)	—	(64,784)
Interest expense (income), net	(599)	(284)	(240)	—	(1,123)

Income (loss) before income taxes	(65,780)	2,608	(489)	—	(63,661)
Income tax expense (benefit)	7,456	980	454	—	8,890

Income (loss) from continuing operations	(73,236)	1,628	(943)	—	(72,551)
Equity in earnings of subsidiaries	685	735	—	(1,420)	—

Net income (loss)	(72,551)	2,363	(943)	(1,420)	(72,551)
Foreign currency translation adjustments	(883)	1,075	(876)	(199)	(883)

Comprehensive income (loss)	$(73,434)	$3,438	$(1,819)	$(1,619)	$(73,434)

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$540,394	$149,666	$(265,161)	$424,899
Cost of sales, occupancy and buying expenses	—	397,435	74,164	(265,161)	206,438

Gross profit	—	142,959	75,502	—	218,461

Other expenses (income):
Selling, general and administrative	7,021	84,633	62,828	—	154,482
Depreciation and amortization	367	11,504	7,781	—	19,652
Transaction-related costs	72,672	—	—	—	72,672
Other income	(8,054)	5,926	652	—	(1,476)

	72,006	102,063	71,261	—	245,330

Operating income (loss)	(72,006)	40,896	4,241	—	(26,869)
Interest expense (income), net	(3,235)	(376)	(1,265)	—	(4,876)

Income (loss) before income taxes	(68,771)	41,272	5,506	—	(21,993)
Income taxes	8,369	15,361	(1,951)	—	21,779

Income (loss) from continuing operations	(77,140)	25,911	7,457	—	(43,772)
Equity in earnings of subsidiaries	33,368	2,775	—	(36,143)	—

Net income (loss)	(43,772)	28,686	7,457	(36,143)	(43,772)
Foreign currency translation adjustments	8,440	2,861	8,478	(11,339)	8,440

Comprehensive income (loss)	$(35,332)	$31,547	$15,935	$(47,482)	$(35,332)

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Six Months Ended August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(52,501)	$8,365	$15,040	$(23,405)	$(52,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(21,173)	(2,232)	—	23,405	—
Depreciation and amortization	1,511	25,913	17,238	—	44,662
Amortization of lease rights and other assets	—	29	984	—	1,013
Amortization of debt issuance costs	5,291	—	—	—	5,291
Payment in kind interest expense	6,052	—	—	—	6,052
Net accretion of favorable (unfavorable) lease obligations	—	(760)	217		(543)
(Gain) loss on sale / retirement of property and equipment and other assets, net	—	4	(179)	—	(175)
Stock compensation expense	2,860	—	1,055	—	3,915
(Increase) decrease in:
Inventories	—	2,811	(4,651)	—	(1,840)
Prepaid expenses	(868)	580	(9,992)	—	(10,280)
Other assets	101	(2,584)	(3,613)	—	(6,096)
Increase (decrease) in:
Trade accounts payable	823	333	11,148	—	12,304
Income taxes payable	8,383	(18,054)	(6,481)	—	(16,152)
Accrued expenses and other liabilities	(2,081)	6,094	8,562	—	12,575
Accrued interest payable	3,021	—	8	—	3,029
Deferred income taxes	—	(18,490)	(783)	—	(19,273)
Deferred rent expense	17	3,806	853	—	4,676

Net cash provided by (used in) operating activities	(48,564)	5,815	29,406	—	(13,343)

Cash flows from investing activities:
Acquisition of property and equipment, net	(152)	(20,699)	(10,775)	—	(31,626)
Acquisition of intangible assets/lease rights	—	(82)	(693)	—	(775)

Net cash used in investing activities	(152)	(20,781)	(11,468)	—	(32,401)

Cash flows from financing activities:
Credit facility payments	(7,250)	—	—	—	(7,250)
Intercompany activity, net	29,233	8,231	(37,464)	—	—

Net cash provided by (used in) financing activities	21,983	8,231	(37,464)	—	(7,250)

Effect of foreign currency exchange rate changes on cash and cash equivalents	978	(125)	1,403	—	2,256

Net decrease in cash and cash equivalents	(25,755)	(6,860)	(18,123)	—	(50,738)
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$80	$(4,968)	$40,124	$—	$35,236

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Period May 29, 2007 Through August 4, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(807)	$18,982	$13,463	$(32,445)	$(807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,202)	(2,243)	—	32,445	—
Depreciation and amortization	1,052	7,440	4,673	—	13,165
Amortization of lease rights and other assets	—	10	238	—	248
Amortization of debt issuance costs	1,730	—	—	—	1,730
Loss on retirement of property and equipment, net	—	271	190	—	461
Stock compensation expense	888	—	—	—	888
(Increase) decrease in:
Inventories	—	6,506	4,305	—	10,811
Prepaid expenses	(49)	(12,455)	(3,135)	—	(15,639)
Other assets	11,149	(1,081)	(40,322)	—	(30,254)
Increase (decrease) in:
Trade accounts payable	(752)	(6,305)	(5,084)	—	(12,141)
Income taxes payable	4,218	(4,718)	(2,661)	—	(3,161)
Accrued expenses and other liabilities	(86,418)	5,492	8,246	—	(72,680)
Accrued interest payable	24,854	—	12		24,866
Deferred income taxes	—	(1,816)	1,431	—	(385)
Deferred rent expense	—	896	143	—	1,039

Net cash provided by (used in) operating activities	(74,337)	10,979	(18,501)	—	(81,859)

Cash flows from investing activities:
Acquisition of property and equipment, net	(32)	(12,537)	(6,341)	—	(18,910)
Acquisition of predecessor entity	(2,435,516)	(458,003)	(146,850)		(3,040,369)
Acquisition of intangible assets/lease rights	—	(32)	(3,508)	—	(3,540)

Net cash used in investing activities	(2,435,548)	(470,572)	(156,699)	—	(3,062,819)

Cash flows from financing activities:
Credit facility proceeds	1,450,000	—	—		1,450,000
Note offerings proceeds	935,000	—	—		935,000
Capital contribution	595,675	—	—	—	595,675
Option conversion payment	(7,924)	—	—		(7,924)
Financing fees paid	(77,411)	—	—		(77,411)
Dividends paid	(7,252)	—	—	—	(7,252)
Intercompany activity, net	(538,453)	332,783	205,670	—	—

Net cash provided by financing activities	2,349,635	332,783	205,670	—	2,888,088

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,411)	—	67	—	(1,344)

Net increase (decrease) in cash and cash equivalents	(161,661)	(126,810)	30,537	—	(257,934)
Cash and cash equivalents at beginning of period	188,407	131,210	30,859	—	350,476

Cash and cash equivalents at end of period	$26,746	$4,400	$61,396	—	$92,542

Predecessor Entity
Condensed Consolidating Statement of Cash Flows
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(43,772)	$28,686	$7,457	$(36,143)	$(43,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(33,368)	(2,775)	—	36,143	—
Depreciation and amortization	367	11,504	7,781	—	19,652
Amortization of lease rights and other assets	—	39	583	—	622
Impairment of intangible assets	—	—	73	—	73
Loss on retirement of property and equipment, net	—	873	328	—	1,201
Excess tax benefit from stock compensation	(2,885)	—	—		(2,885)
Stock compensation expense	8,946	—	—	—	8,946
(Increase) decrease in:
Inventories	—	(9,551)	(1,381)	—	(10,932)
Prepaid expenses	465	11,266	(5,342)	—	6,389
Other assets	(941)	1,164	(3,164)	—	(2,941)
Increase (decrease) in:
Trade accounts payable	(90)	7,490	23,802	—	31,202
Income taxes payable	3,754	(9,903)	(5,583)	—	(11,732)
Accrued expenses and other liabilities	54,909	(8,666)	(6,516)	—	39,727
Deferred income taxes	—	7,015	(292)	—	6,723
Deferred rent expense	—	634	(261)	—	373

Net cash provided by (used in) operating activities	(12,615)	37,776	17,485	—	42,646

Cash flows from investing activities:
Acquisition of property and equipment, net	(171)	(18,822)	(8,995)	—	(27,988)
Acquisition of intangible assets/lease rights	—	(20)	(61)	—	(81)

Net cash used in investing activities	(171)	(18,842)	(9,056)	—	(28,069)

Cash flows from financing activities:
Stock option proceeds	177	—	—	—	177
Excess tax benefit from stock compensation	2,885	—	—		2,885
Dividends paid	(9,065)	—	—	—	(9,065)
Intercompany activity, net	13,118	96,485	(109,603)	—	—

Net cash provided by (used in) financing activities	7,115	96,485	(109,603)	—	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	(16)	1,061	—	1,025

Net increase (decrease) in cash and cash equivalents	(5,691)	115,403	(100,113)	—	9,599
Cash and cash equivalents at beginning of period	194,098	15,807	130,972	—	340,877

Cash and cash equivalents at end of period	$188,407	$131,210	$30,859	$—	$350,476

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
Business Overview
We believe we are the world’s largest specialty retailer of value-priced, fashion-right costume jewelry and accessories focusing on girls and young women in the 7 to 27 age range. We are organized based on our geographic markets, which include our North American operations and our European operations. As of August 2, 2008, we operated a total of 3,053 stores, of which 2,142 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American operations) and 911 stores were located in Europe (our European operations). Our stores are operated mainly under the trade names “Claire’s” and “Icing.”
In addition, as of August 2, 2008, we had 175 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala that operated under franchising agreements. We account in our North America division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of August 2, 2008, we also operated 205 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North America division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Our primary store concept in North America and exclusively in Europe is Claire’s. Our merchandise is designed and intended primarily for the young (ages 13-18), younger (ages 7-12) and youngest (ages 3-6) customers. Our second store concept in North America is Icing, which caters to college students and young women entering the work force between the ages of 19 and 27.
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

Our mission is to be the global leader in our retail niche, offering value-priced, fashion right costume jewelry and accessories targeted to the life-style of tweens, teens and young women.
Consolidated Results of Operations
As a result of the sale of the Company in May 2007, the financial results for the three and six month periods ended August 4, 2007 have been separately presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The results have been split between the “Predecessor Entity”, covering the periods from May 6, 2007 through May 28, 2007 and from February 4, 2007 through May 28, 2007, and the “Successor Entity”, covering the period from May 29, 2007 (the date the sale was consummated) through August 4, 2007. The results for the three and six month periods ended August 2, 2008 are presented under “Successor Entity”. For comparative purposes, the Company combined the Predecessor Entity and Successor Entity periods in its discussion below of the financial results for the three and six month periods ended August 4, 2007. This combination is not a generally accepted accounting principles presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of the results of operations for the periods presented.
A summary of our consolidated results of operations is as follows (dollars in thousands):

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$359,973	$365,518	$281,190	$84,328
Increase (decrease) in same store sales	(5.8%)	(1.7%)	(1.7%)	(1.8%)
Gross profit percentage	49.9%	49.9%	50.8%	46.8%
Selling, general and administrative expenses as a percentage of net sales	36.8%	33.8%	33.0%	36.5%
Depreciation and amortization as a percentage of net sales	6.3%	4.8%	4.7%	5.2%
Transaction-related costs as a percentage of net sales	0.1%	19.5%	0.7%	82.0%
Operating income (loss)	$24,977	$(29,446)	$35,338	$(64,784)
Net loss	$(16,931)	$(73,358)	$(807)	$(72,551)
Number of stores at the end of the period (1)	3,053	3,016	3,016	3,003

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$686,976	$706,089	$281,190	$424,899
Increase (decrease) in same store sales	(7.0%)	(0.3%)	(1.7%)	0.5%
Gross profit percentage	48.7%	51.2%	50.8%	51.4%
Selling, general and administrative expenses as a percentage of net sales	38.4%	35.0%	33.0%	36.4%
Depreciation and amortization as a percentage of net sales	6.5%	4.6%	4.7%	4.6%
Transaction-related costs as a percentage of net sales	0.9%	10.6%	0.7%	17.1%
Operating income (loss)	$21,154	$8,469	$35,338	$(26,869)
Net loss	$(52,501)	$(44,579)	$(807)	$(43,772)
Number of stores at the end of the period (1)	3,053	3,016	3,016	3,003

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

Net sales for the three months ended August 2, 2008 decreased by $5.5 million, or 1.5%, from the three months ended August 4, 2007. This decrease was primarily attributable to same store sales declining $21.1 million, or 5.8%, partially offset by new store revenue, net of store closures, of $5.3 million, an increase in franchise sales of $0.5 million, and a net increase of $9.8 million resulting from foreign currency translation of our foreign operations.
Net sales for the six months ended August 2, 2008 decreased by $19.1 million, or 2.7%, from the six months ended August 4, 2007. This decrease was primarily attributable to same store sales declining $49.5 million, or 7.0%, partially offset by new store revenue, net of store closures, of $9.0 million, an increase in franchise sales of $0.7 million, and a net increase of $20.7 million resulting from foreign currency translation of our foreign operations.
During the three months ended August 2, 2008, the decrease in the average number of transactions per store of 12.0% was offset by an increase in average transaction value of 7.5%, the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
During the six months ended August 2, 2008, the decrease in the average number of transactions per store of 12.0% was offset by an increase in average transaction value of 5.7%, the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
The following tables compare our sales of each product category for each of the periods presented:

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	53.9	56.0	55.7	56.8
Accessories	46.1	44.0	44.3	43.2

	100.0	100.0	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	54.4	55.8	55.7	55.8
Accessories	45.6	44.2	44.3	44.2

	100.0	100.0	100.0	100.0

We exclude the costs related to our distribution centers in calculating gross profit and gross profit percentages. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
The gross profit percentage was 49.9% for each of the three months ended August 2, 2008 and August 4, 2007. A 290 basis point improvement in the merchandise margin was offset by a corresponding 290 basis point increase in occupancy and buying costs. However, excluding $1.4 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have increased by 40 basis points.

The gross profit percentage decreased 250 basis points during the six months ended August 2, 2008 compared to the six months ended August 4, 2007. A 130 basis point improvement in the merchandise margin was more than offset by a 380 basis point increase in occupancy and buying costs. However, excluding $2.5 million of non-recurring expenses related to our Pan European Transformation project, the decline in gross profit percentage would have been 210 basis points.
During the three months ended August 2, 2008, selling, general and administrative expenses increased $8.9 million or a 7.2% increase over the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased 300 basis points compared to the comparable prior year period. However, excluding a $4.0 million foreign currency translation effect, $2.0 million of non-recurring Pan European Transformation project costs, $1.7 million of non-recurring costs relating to our cost savings initiative project, and $0.3 million of additional sponsor management fees, the increase in selling, general and administrative expenses would have been $0.9 million or 0.7%.
During the six months ended August 2, 2008, selling, general and administrative expenses increased $16.5 million or a 6.7% increase over the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased 340 basis points compared to the comparable prior year period. However, excluding a $9.3 million foreign currency translation effect, $3.4 million of non-recurring Pan European Transformation project costs, $1.7 million of non-recurring costs relating to our cost savings initiative project, and $1.0 million of additional sponsor management fees, the increase in selling, general and administrative expenses would have been $1.1 million or 0.4%.
Depreciation and amortization expense increased $5.0 million to $22.6 million during the three months ended August 2, 2008 compared to the three months ended August 4, 2007. This increase is primarily from additional amortization expense arising from purchase accounting fair value adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements. The current year period includes three months of amortization expense arising from purchase accounting adjustments, whereas the comparable prior year period includes purchase accounting related amortization expense for two months.
Depreciation and amortization expense increased $11.8 million to $44.7 million during the six months ended August 2, 2008 compared to the six months ended August 4, 2007. This increase is primarily from additional amortization expense arising from purchase accounting fair value adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements. The current year period includes six months of amortization expense arising from purchase accounting adjustments, whereas the comparable prior year period includes purchase accounting related amortization expense for two months.
Interest income for the three months ended August 2, 2008 totaled $0.4 million, a decrease of $1.7 million from the prior year. This decrease was due to lower cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.
Interest income for the six months ended August 2, 2008 totaled $0.9 million, a decrease of $5.0 million from the prior year. This decrease was due to lower cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.
Interest expense for the three months ended August 2, 2008 totaled $49.1 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs and approximately $6.1 million consisted of payment in kind interest) compared to $36.9 million for the three months ended August 4, 2007. This increase is the result of interest expense associated with the debt financing of the acquisition of the Company, which began on May 29, 2007.
Interest expense for the six months ended August 2, 2008 totaled $98.3 million (of which approximately $5.3 million consisted of amortization of deferred debt issuance costs and approximately $6.1 million consisted of payment in kind interest) compared to $36.9 million for the six months ended August 4, 2007. This increase is the result of interest expense associated with the debt financing of the acquisition of the Company, which began on May 29, 2007.

Our effective income tax benefit rate was 28.7% and 31.1% for the three and six months ended August 2, 2008, respectively. Our effective income tax rate for the three and six months ended August 4, 2007 was (14.2%) and (97.4%), respectively. The change primarily related to the overall geographic mix of results, the tax expense associated with non-deductible transaction costs and the repatriation of foreign earnings, the reduction of net operating loss carryforwards in conjunction with certain disallowed tax deductions relating to the Company’s long-term debt, and other factors. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of income and losses and the resolution of unrecognized tax benefits for amounts different from our current estimates.
In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, at August 2, 2008 will be realized.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$222,676	$238,717	$181,914	$56,803
Increase (decrease) in same store sales	(8.1%)	(1.4%)	(1.5%)	(1.4%)
Gross profit percentage	48.9%	50.1%	50.9%	47.5%
Number of stores at the end of the period (1)	2,142	2,133	2,133	2,124

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$432,020	$474,397	$181,914	$292,483
Increase (decrease) in same store sales	(10.2%)	0.3%	(1.5%)	1.3%
Gross profit percentage	48.3%	52.2%	50.9%	53.1%
Number of stores at the end of the period (1)	2,142	2,133	2,133	2,124

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

Net sales in North America decreased by $16.0 million during the three months ended August 2, 2008, or 6.7%, from the three months ended August 4, 2007. The decrease in net sales was primarily attributable to same store sales decreases of $18.8 million or 8.1%, which was partially offset by new store revenue, net of store closures, of $1.5 million, an increase in franchise sales of $0.5 million, and by an increase of $0.8 million resulting from foreign currency translation of our Canadian operations.
Net sales in North America decreased by $42.4 million during the six months ended August 2, 2008, or 8.9%, from the six months ended August 4, 2007. The decrease in net sales was primarily attributable to same store sales decreases of $47.0 million or 10.2%, which was partially offset by new store revenue, net of store closures, of $1.3 million, an increase in franchise sales of $0.7 million, and by an increase of $2.6 million resulting from foreign currency translation of our Canadian operations.
The gross profit percentage declined 120 basis points for the three months ended August 2, 2008 compared to the three months ended August 4, 2007. A 200 basis point improvement in the merchandise margin was more than offset by a 320 basis point increase in occupancy and buying costs. However, excluding $0.4 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have decreased by 100 basis points.
The gross profit percentage decreased 390 basis points for the six months ended August 2, 2008 compared to the six months ended August 4, 2007. A 30 basis point improvement in the merchandise margin was more than offset by a 420 basis point increase in occupancy and buying costs. However, excluding approximately $0.7 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have declined 380 basis points.
The following tables compare our sales of each product category for each of the periods presented:

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	59.5	59.7	59.4	60.6
Accessories	40.5	40.3	40.6	39.4

	100.0	100.0	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	59.9	59.4	59.4	59.4
Accessories	40.1	40.6	40.6	40.6

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$137,297	$126,801	$99,276	$27,525
Increase (decrease) in same store sales	(1.7%)	(2.2%)	(2.1%)	(2.6%)
Gross profit percentage	51.6%	49.6%	50.7%	45.5%
Number of stores at the end of the period (1)	911	883	883	879

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Net sales	$254,956	$231,692	$99,276	$132,416
Increase (decrease) in same store sales	(1.0%)	(1.5%)	(2.1%)	(1.2%)
Gross profit percentage	49.5%	49.1%	50.7%	47.8%
Number of stores at the end of the period (1)	911	883	883	879

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during the three months ended August 2, 2008 increased by $10.5 million, or 8.3%, over the comparable prior year period. The increase in net sales was primarily attributable to an increase of $9.0 million resulting from the weakening U.S. Dollar when translating our foreign operations at higher exchange rates and new store revenue, net of store closures, of $3.8 million; offset by same store sales decrease of $2.3 million, or 1.7%, during the period.
Net sales in our European division during the six months ended August 2, 2008 increased by $23.3 million, or 10.0%, over the comparable prior year period. The increase in net sales was primarily attributable to an increase of $18.1 million resulting from the weakening U.S. Dollar when translating our foreign operations at higher exchange rates and new store revenue, net of store closures, of $7.7 million; offset by same store sales decrease of $2.5 million, or 1.0%, during the period.
The gross profit percentage increased 200 basis points for the three months ended August 2, 2008 compared to the three months ended August 4, 2007. A 400 basis point improvement in the merchandise margin was somewhat offset by a 200 basis point increase in occupancy and buying costs. However, excluding $1.0 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have increased by 270 basis points.
The gross profit percentage increased 40 basis points for the six months ended August 2, 2008 compared to the six months ended August 4, 2007. A 270 basis point improvement in the merchandise margin was somewhat offset by a 230 basis point increase in occupancy and buying costs. However, excluding $1.8 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have increased by 110 basis points.

The following tables compare our sales of each product category for each of the periods presented:

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Three Months	Three Months	May 29, 2007	May 6, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	44.9	49.1	48.9	49.5
Accessories	55.1	50.9	51.1	50.5

	100.0	100.0	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
% of Total	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Jewelry	44.9	48.3	48.9	47.9
Accessories	55.1	51.7	51.1	52.1

	100.0	100.0	100.0	100.0

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Six Months	Six Months	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	August 2, 2008	August 4, 2007	August 4, 2007	May 28, 2007
Operating activities	$(13,343)	$(39,213)	$(81,859)	$42,646
Investing activities	(32,401)	(3,090,888)	(3,062,819)	(28,069)
Financing activities	(7,250)	2,882,085	2,888,088	(6,003)
The Company’s cash and cash equivalents decreased approximately $50.7 million from $86.0 million at February 2, 2008 to $35.2 million at August 2, 2008. The decrease was primarily the result of debt service requirements, capital expenditures to open new and remodel existing stores, and income tax payments, offset by operating income.
During the six months ended August 2, 2008, cash used in operating activities approximated $13.3 million compared to $39.2 million during the six months ended August 4, 2007. The change in cash used in operating activities was due to a decrease in transaction-related costs and a decrease in working capital, partially offset by higher interest expense paid on the debt incurred to fund the acquisition of the Company.

Cash used in investing activities during the six months ended August 2, 2008 was $32.4 million, a decrease of $3.1 billion from the cash used in investing activities during the six months ended August 4, 2007 of $3.1 billion. The cash used during the six months ended August 4, 2007 related to $3.04 billion to fund the acquisition of the Company and $46.9 million to fund capital expenditures. Capital expenditures of $31.6 million were made during the six months ended August 2, 2008 of which $21.3 million related to store openings and remodeling projects. During the remainder of Fiscal 2008, we expect to fund a total of approximately $25.0 to $35.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash used in financing activities during the six months ended August 2, 2008 was $7.3 million, a decrease of $2.9 billion from the cash provided by financing activities for the comparable period in Fiscal 2007 of $2.9 billion. The cash provided by financing activities for the six months ended August 4, 2007 principally related to cash proceeds from the credit facility and notes used to fund the acquisition of the Company of $2.3 billion, net of debt issuance costs, and the associated capital contribution of $595.7 million. In addition, $7.9 million of cash was paid upon the sale of the Company to holders of the predecessor entity’s stock options. We paid dividends of $16.3 million during the six months ended August 4, 2007. During the six months ended August 2, 2008, we paid $7.3 million in principal payments related to our credit facility. The Company and its affiliates may, from time to time, purchase portions of its indebtedness.
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015 for the interest period beginning on June 1, 2008 and ending November 30, 2008. The interest expense associated with this payment in kind was $6.1 million for the three and six months ended August 2, 2008. The liability for interest paid in kind is included in long-term debt on the accompanying consolidated balance sheet. The Company may elect to pay interest in kind on the Senior Toggle Notes for any interest period through June 1, 2011.
As of August 2, 2008, we had cash and cash equivalents of $35.2 million, and our $200.0 million revolving credit facility was undrawn and fully available aside from an ongoing $5.9 million letter of credit in connection with our self-insured workers’ compensation program. The Company anticipates that cash generated from operations together with the amounts available under its revolving credit facility will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008.
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
     During June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. Issue 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of Issue 08-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
     We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for Fiscal 2008, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; general economic conditions such as increased energy costs; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the metal content in jewelry, and employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Annual Report on Form 10-K for the year ended February 2, 2008 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
     We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. Dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling, and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At August 2, 2008, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income is $7.1 million, net of tax, reflecting the unrealized gain on foreign currency translation during the six months ended August 2, 2008. Based on the extent of our foreign operations in Fiscal 2008, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
     Certain of our subsidiaries make significant U.S. Dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 18.3% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
     The results of operations of foreign subsidiaries, when translated into U.S. Dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. Dollars if exchange rates fluctuate significantly from one period to the next.

Interest Rates
     Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At August 2, 2008, the Swaps cover an aggregate notional amount of $435.0 million of the $1.44 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At August 2, 2008, the estimated fair value of the Swaps was a liability of approximately $14.4 million and is recorded, net of tax, as a reduction in other comprehensive income.
     At August 2, 2008, we had fixed rate debt of $935 million and variable rate debt of $1.44 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of August 2, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by approximately $10.0 million, net.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     In connection with recording the acquisition of the Company, which did not occur as of a fiscal period end of the Company, an amount included in the five day period between the acquisition date and the Company’s fiscal period ended June 2, 2007, was calculated inaccurately. The resultant error caused an overstatement of cash and accrued expenses as of May 28, 2007, and an inter-period reclassification in the Statement of Cash Flows between operating activities and cash. Due to the increased complexity and volume of the Company’s reporting requirements that resulted from the acquisition, this error was not identified or corrected timely as a result of an insufficient level of supervisory review. The error was corrected prior to issuance of the financial statements contained in the Company’s Annual Report on the Form 10-K for the year ended February 2, 2008. Accordingly, management determined that this condition constituted a material weakness in internal control over financial reporting as of February 2, 2008.
     Management has remediated the material weakness described above, through the modification of certain existing controls and implementation of additional supervisory review controls and procedures that ensured operating effectiveness. Additionally, the Company believes it has improved the overall competency of the finance organization.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
     Other than the items discussed above, no changes in our internal control over financial reporting have been made during the quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLAIRE’S STORES, INC.
September 12, 2008	By:	/s/Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

September 12, 2008	By:	/s/J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.