Form 10-Q
period 2008-11-01
CLAIRES STORES INC
filed 2008-12-05
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of December 1, 2008, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at November 1, 2008 and February 2, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended November 1, 2008 (Successor Entity), the Three Months Ended November 3, 2007 (Successor Entity), the Nine Months Ended November 1, 2008, (Successor Entity), the period from May 29, 2007 through November 3, 2007 (Successor Entity), and the period from February 4, 2007 through May 28, 2007 (Predecessor Entity)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 2008 (Successor Entity), the period from May 29, 2007 through November 3, 2007 (Successor Entity), and the period from February 4, 2007 through May 28, 2007 (Predecessor Entity)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4T. Controls and Procedures	29

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	30

	Item 1A. Risk Factors	30

	Item 6. Exhibits	30

SIGNATURE PAGE

	Ex-31.1 Section 302 Certification of CEO	33
	Ex-31.2 Section 302 Certification of CFO	34
	Ex-32.1 Section 906 Certification of CEO	35
	Ex-32.2 Section 906 Certification of CFO	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2008	February 2, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$193,897	$85,974
Inventories	148,578	117,679
Prepaid expenses	37,283	37,315
Other current assets	47,323	37,658

Total current assets	427,081	278,626

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	142,372	130,130
Leasehold improvements	217,084	211,163

	381,744	363,581
Less accumulated depreciation and amortization	(101,813)	(53,972)

	279,931	309,609

Intangible assets, net of accumulated amortization of $16,256 and $4,762, respectively	790,000	777,130
Deferred financing costs, net of accumulated amortization of $15,010 and $7,079, respectively	62,580	70,511
Other assets	69,227	71,754
Goodwill	1,841,346	1,840,867

	2,763,153	2,760,262

Total assets	$3,470,165	$3,348,497

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$82,559	$56,089
Current portion of long-term debt	14,500	14,500
Income taxes payable	5,948	12,191
Accrued interest payable	38,403	19,536
Accrued expenses and other liabilities	105,202	117,076

Total current liabilities	246,612	219,392

Long-term debt	2,367,505	2,363,250
Revolving credit facility	194,000	—
Deferred tax liability	93,276	139,506
Deferred rent expense	16,789	10,572
Unfavorable lease obligations and other liabilities	45,367	10,577

	2,716,937	2,523,905

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock par value $0.001 per share; authorized 1,000 shares, issued and outstanding 100 shares	—	—
Additional paid-in capital	607,354	601,201
Accumulated other comprehensive income (loss), net of tax	(27,324)	3,358
Retained earnings (deficit)	(73,414)	641

	506,616	605,200

Total liabilities and stockholder’s equity	$3,470,165	$3,348,497

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands)

	Successor Entity				Predecessor Entity
	Three Months	Three Months	Nine Months	May 29, 2007	February 4, 2007
	Ended	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007	May 28, 2007
Net sales	$332,971	$357,366	$1,019,947	$638,556	$424,899
Cost of sales, occupancy and buying expenses	170,979	176,215	523,228	314,490	206,438

Gross profit	161,992	181,151	496,719	324,066	218,461

Other expenses (income):
Selling, general and administrative	129,121	127,772	392,877	220,513	154,482
Depreciation and amortization	20,024	26,428	64,686	39,598	19,652
Transaction-related costs	(569)	1,200	5,695	3,261	72,672
Other income	(2,612)	(1,310)	(3,721)	(1,706)	(1,476)

	145,964	154,090	459,537	261,666	245,330

Operating income (loss)	16,028	27,061	37,182	62,400	(26,869)
Interest expense (income), net	50,462	56,322	147,858	92,250	(4,876)

Loss before income taxes	(34,434)	(29,261)	(110,676)	(29,850)	(21,993)
Income taxes	(12,880)	(15,449)	(36,621)	(15,231)	21,779

Net loss	$(21,554)	$(13,812)	$(74,055)	$(14,619)	$(43,772)

Net loss	$(21,554)	$(13,812)	$(74,055)	$(14,619)	$(43,772)
Foreign currency translation and interest rate swap adjustments, net of tax	(42,827)	9,242	(30,682)	12,987	8,440

Comprehensive loss	$(64,381)	$(4,570)	$(104,737)	$(1,632)	$(35,332)

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Entity		Predecessor Entity
	Nine Months	May 29, 2007	February 4, 2007
	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	May 28, 2007
Cash flows from operating activities:
Net loss	$(74,055)	$(14,619)	$(43,772)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,686	39,598	19,652
Amortization of lease rights and other assets	1,593	789	622
Amortization of debt issuance costs	7,931	4,421	—
Payment in kind interest expense	15,130	—	—
Net accretion of favorable (unfavorable) lease obligations	(1,114)	—	—
Impairment of intangible assets	—	—	73
(Gain) loss on sale/retirement of property and equipment and other assets, net	(215)	399	1,201
Gain on sale of intangible assets	(1,446)	—	—
Excess tax benefit from stock-based compensation	—	—	(2,885)
Stock compensation expense	6,153	2,832	8,946
(Increase) decrease in:
Inventories	(37,704)	(20,695)	(10,932)
Prepaid expenses	(4,989)	(9,676)	6,389
Other assets	(3,600)	(25,256)	(2,941)
Increase (decrease) in:
Trade accounts payable	31,874	(6,138)	31,202
Income taxes payable	(14,551)	619	(11,732)
Accrued expenses and other liabilities	2,863	(61,502)	39,727
Accrued interest payable	18,867	49,321	—
Deferred income taxes	(38,204)	(21,397)	6,723
Deferred rent expense	7,337	3,851	373

Net cash provided by (used in) operating activities	(19,444)	(57,453)	42,646

Cash flows from investing activities:
Acquisition of property and equipment, net	(45,267)	(42,667)	(27,988)
Acquisition of predecessor entity	—	(3,045,247)	—
Acquisition of intangible assets/lease rights	(1,273)	(1,670)	(81)

Net cash used in investing activities	(46,540)	(3,089,584)	(28,069)

Cash flows from financing activities:
Credit facility proceeds	194,000	1,450,000	—
Credit facility payments	(10,875)	(3,625)	—
Note offerings proceeds	—	935,000	—
Capital contribution	—	595,675	—
Stock option proceeds	—	—	177
Excess tax benefit from stock compensation	—	—	2,885
Option conversion payment	—	(7,924)	—
Financing fees paid	—	(77,561)	—
Dividends paid	—	(7,252)	(9,065)

Net cash provided by (used in) financing activities	183,125	2,884,313	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9,218)	(9,714)	1,025

Net increase (decrease) in cash and cash equivalents	107,923	(272,438)	9,599
Cash and cash equivalents at beginning of period	85,974	350,476	340,877

Cash and cash equivalents at end of period	$193,897	$78,038	$350,476

Supplemental disclosure of cash flow information:
Income taxes paid	$15,251	$6,340	$22,820
Interest paid	107,186	40,268	86
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
The acquisition of Claire’s Stores, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition. The final evaluation and allocation of the purchase price was completed during the three month period ended August 2, 2008.
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements presented for the period from February 4, 2007 through May 28, 2007 are shown under the Predecessor Entity caption. The consolidated financial statements for the Successor Entity for the three and nine months ended November 1, 2008 and the period from May 29, 2007 through November 3, 2007 show the operations of the Successor Entity. The consolidated financial statements for the periods after May 28, 2007 are presented on a different basis than for the periods prior to May 29, 2007 as a result of the application of purchase accounting.

A reconciliation of the purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	May 28,	Transaction	May 29,
	2007	Adjustments	2007
ASSETS
Current assets:
Cash and cash equivalents	$350,476	$(186,053)	$164,423
Inventories	133,156	—	133,156
Prepaid expenses	29,792	—	29,792
Other current assets	36,378	—	36,378

Total current assets	549,802	(186,053)	363,749

Property and equipment:
Land and buildings	17,272	5,016	22,288
Furniture, fixtures and equipment	289,974	(194,125)	95,849
Leasehold improvements	305,469	(120,083)	185,386

	612,715	(309,192)	303,523
Less accumulated depreciation and amortization	(336,240)	336,240	—

	276,475	27,048	303,523

Intangible assets, net	55,629	753,424	809,053
Deferred financing costs	—	77,411	77,411
Other assets	35,589	27,570	63,159
Goodwill	201,552	1,638,181	1,839,733

	292,770	2,496,586	2,789,356

Total assets	$1,119,047	$2,337,581	$3,456,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,854	$(753)	$87,101
Current portion of long-term debt	—	10,875	10,875
Income taxes payable	11,355	3,611	14,966
Accrued expenses and other liabilities	170,444	531	170,975

Total current liabilities	269,653	14,264	283,917

Long-term debt	—	2,374,125	2,374,125
Deferred tax liability	21,534	131,279	152,813
Deferred rent expense	26,808	(26,808)	—
Unfavorable lease obligations and other liabilities	8,981	41,117	50,098

	57,323	2,519,713	2,577,036

Stockholders’ equity	792,071	(196,396)	595,675

Total liabilities and stockholders’ equity	$1,119,047	$2,337,581	$3,456,628

The unaudited pro forma results of operations provided below for the nine months ended November 3, 2007 are presented below as though the Transactions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the credit facility and the notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results (in thousands):

Nine Months
Ended
November 3, 2007
Net sales	$1,063,455
Depreciation and amortization	68,441
Transaction-related costs	3,261
Operating income	98,902
Interest expense, net	162,551
Loss before income taxes	(63,649)
Net loss	(32,536)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective February 3, 2008, and elected not to measure any of our eligible financial assets or liabilities at fair value upon adoption.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009. The adoption of this statement will affect the accounting for future acquisitions entered into by the Company. This statement will require the Company to account for adjustments to acquired tax liabilities and unrecognized tax benefits as elements of income tax expense instead of increases or decreases to goodwill.

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
4. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts, within its North American division, for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees the Company charges, within its European division, under the franchising agreements are reported in “Other income” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Information about the Company’s operations by segment is as follows (in thousands):

	Successor Entity				Predecessor Entity
	Three Months	Three Months	Nine Months	May 29, 2007	February 4, 2007
	Ended	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007	May 28, 2007
Net sales:
North America	$211,873	$232,011	$643,893	$413,924	$292,483
Europe	121,098	125,355	376,054	224,632	132,416

Total net sales	332,971	357,366	1,019,947	638,556	424,899

Depreciation and amortization:
North America	13,356	20,057	42,758	29,173	12,823
Europe	6,668	6,371	21,928	10,425	6,829

Total depreciation and amortization	20,024	26,428	64,686	39,598	19,652

Operating income (loss) for reportable segments
North America	11,642	16,422	30,871	42,671	46,569
Europe	3,817	11,839	12,006	22,990	(766)

Operating income (loss) for reportable segments	15,459	28,261	42,877	65,661	45,803
Transaction-related costs	(569)	1,200	5,695	3,261	72,672

Total consolidated operating income (loss)	16,028	27,061	37,182	62,400	(26,869)
Interest expense (income), net	50,462	56,322	147,858	92,250	(4,876)

Total consolidated loss before income taxes	$(34,434)	$(29,261)	$(110,676)	$(29,850)	$(21,993)

Excluded from operating income (loss) for the North American segment are transaction-related costs of approximately $(0.6) million, $1.0 million, $3.7 million, $2.1 million and $71.8 million for the three months ended November 1, 2008, the three months ended November 3, 2007, the nine months ended November 1, 2008, the period from May 29, 2007 through November 3, 2007, and the period from February 4, 2007 through May 28, 2007, respectively.
Excluded from operating income (loss) for the European segment are transaction-related costs of approximately $0.0 million, $0.2 million, $2.0 million, $1.2 million and $0.9 million for the three months ended November 1, 2008, the three months ended November 3, 2007, the nine months ended November 1, 2008, the period from May 29, 2007 through November 3, 2007, and the period from February 4, 2007 through May 28, 2007, respectively.
5. Long-Term Debt and Revolving Credit Facility
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015. The election is for the interest period from June 1, 2008 through November 30, 2008. Payment in kind interest accrued during the three and nine months ended November 1, 2008 of approximately $9.1 and $15.1 million, respectively, is included in long-term debt in the Unaudited Condensed Consolidated Balance Sheets. On December 1, 2008, the Company increased the principal amount outstanding on the Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 1, 2008 through November 30, 2008. It is the Company’s current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
The Company drew down the remaining $194.0 million available under its Revolving Credit Facility (the “Revolver”) during the three months ended November 1, 2008. The Company may pay all or portions of the Revolver at its discretion until the expiration of the facility on May 29, 2013. The interest rate on the Revolver on November 1, 2008 was 5.25%.
6. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the nine months ended November 1, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	6,142,622	$10.00	6.4	—
Options granted	1,717,550	$10.00	—	—
Options exercised	—	—	—	—
Options forfeited	(1,465,240)	$10.00	—	—
Options expired	—	—	—	—

Outstanding at end of period	6,394,932	$10.00	5.7	—

Exercisable at end of period	1,337,128	$10.00	5.7	—
The weighted average grant date fair value of options granted during the nine months ended November 1, 2008 was $4.21.
During the three and nine months ended November 1, 2008, the Company recorded approximately $2.2 million and $6.1 million of additional paid-in capital relating to stock-based compensation, respectively.

7. Income Taxes
The effective income tax benefit rate was 37.4% and 33.1% for the three and nine months ended November 1, 2008, respectively. These effective income tax benefit rates differed from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, offset by the accrual of U.S. tax expense on current foreign earnings and other factors.
The effective income tax rate was 52.8%, 51.0% and (99.0%) for the three months ended November 3, 2007, the period from May 29, 2007 through November 3, 2007 and the period from February 4, 2007 through May 28, 2007, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, the tax expense associated with non-deductible transaction costs, the repatriation of foreign earnings to fund, in part, the acquisition of the Company and other factors.
8. Fair Value of Financial Instruments
At November 1, 2008, the fair value and carrying value of the Company’s debt was approximately $1,039 million and approximately $2,576 million, respectively. At November 1, 2008, the fair value and carrying value of the Company’s interest rate swaps approximated $18.1 million.
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at November 1, 2008 Using
Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$—	$18,069	$—

The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves.
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
10. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s senior secured credit facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European, Asian and Canadian subsidiaries, (the “Non-Guarantors”) are not guarantors of these notes.

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
Condensed Consolidating Balance Sheet
November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$155,382	$(2,237)	$40,752	$—	$193,897
Inventories	—	107,216	41,362	—	148,578
Prepaid expenses	957	15,343	20,983	—	37,283
Other current assets	8	33,733	13,582	—	47,323

Total current assets	156,347	154,055	116,679	—	427,081

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,061	101,089	39,222	—	142,372
Leasehold improvements	1,630	137,619	77,835	—	217,084

	3,691	260,996	117,057	—	381,744
Less accumulated depreciation and amortization	(1,100)	(68,216)	(32,497)	—	(101,813)

	2,591	192,780	84,560	—	279,931

Intercompany receivables	39,069	—	36,779	(75,848)	—
Investment in subsidiaries	2,438,855	(3,820)	—	(2,435,035)	—
Intangible assets, net	421,313	19,580	349,107	—	790,000
Deferred financing costs, net	62,580	—	—	—	62,580
Other assets	35,387	1,876	31,964	—	69,227
Goodwill	—	1,409,940	431,406	—	1,841,346

	2,997,204	1,427,576	849,256	(2,510,883)	2,763,153

Total assets	$3,156,142	$1,774,411	$1,050,495	$(2,510,883)	$3,470,165

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$4,206	$30,395	$47,958	$—	$82,559
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	—	5,948	—	5,948
Accrued interest payable	38,390	—	13	—	38,403
Accrued expenses and other liabilities	30,088	36,003	39,111	—	105,202

Total current liabilities	87,184	66,398	93,030	—	246,612

Intercompany payables	—	75,848	—	(75,848)	—
Long-term debt	2,367,505	—	—	—	2,367,505
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	77,094	16,182	—	93,276
Deferred rent expense	837	10,971	4,981	—	16,789
Unfavorable lease obligations and other liabilities	—	40,679	4,688	—	45,367

	2,562,342	204,592	25,851	(75,848)	2,716,937

Stockholder’s equity:
Common stock	—	367	2	(369)	—
Additional paid in capital	607,354	1,445,795	876,748	(2,322,543)	607,354
Accumulated other comprehensive loss, net of tax	(27,324)	(2,126)	(17,283)	19,409	(27,324)
Retained earnings (deficit)	(73,414)	59,385	72,147	(131,532)	(73,414)

	506,616	1,503,421	931,614	(2,435,035)	506,616

Total liabilities and stockholder’s equity	$3,156,142	$1,774,411	$1,050,495	$(2,510,883)	$3,470,165

Condensed Consolidating Balance Sheet
February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,835	$1,892	$58,247	$—	$85,974
Inventories	—	84,952	32,727	—	117,679
Prepaid expenses	403	15,264	21,648	—	37,315
Other current assets	100	31,501	6,057	—	37,658

Total current assets	26,338	133,609	118,679	—	278,626

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,050	83,924	44,156	—	130,130
Leasehold improvements	1,628	127,522	82,013	—	211,163

	3,678	233,734	126,169	—	363,581
Less accumulated depreciation and amortization	(609)	(34,615)	(18,748)	—	(53,972)

	3,069	199,119	107,421	—	309,609

Intercompany receivables	20,198	—	13	(20,211)	—
Investment in subsidiaries	2,452,074	5,764	—	(2,457,838)	—
Intangible assets, net	423,000	300	353,830	—	777,130
Deferred financing costs, net	70,511	—	—	—	70,511
Other assets	35,124	1,269	35,361	—	71,754
Goodwill	—	1,401,959	438,908	—	1,840,867

	3,000,907	1,409,292	828,112	(2,478,049)	2,760,262

Total assets	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$762	$22,140	$33,187	$—	$56,089
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	(8,383)	14,246	6,328	—	12,191
Accrued interest payable	19,534	—	2		19,536
Accrued expenses and other liabilities	34,194	39,737	43,145	—	117,076

Total current liabilities	60,607	76,123	82,662	—	219,392

Intercompany payables	—	20,211	—	(20,211)	—
Long-term debt	2,363,250	—	—		2,363,250
Deferred tax liability	—	120,742	18,764	—	139,506
Deferred rent expense	1,257	5,350	3,965	—	10,572
Unfavorable lease obligations and other liabilities	—	10,577	—	—	10,577

	2,364,507	156,880	22,729	(20,211)	2,523,905

Stockholder’s equity:
Common stock	—	367	2	(369)	—
Additional paid in capital	601,201	1,449,307	878,145	(2,327,452)	601,201
Accumulated other comprehensive income, net of tax	3,358	2,959	17,513	(20,472)	3,358
Retained earnings	641	56,384	53,161	(109,545)	641

	605,200	1,509,017	948,821	(2,457,838)	605,200

Total liabilities and stockholder’s equity	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Loss
For The Three Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$422,260	$136,281	$(225,570)	$332,971
Cost of sales, occupancy and buying expenses	—	330,020	66,529	(225,570)	170,979

Gross profit	—	92,240	69,752	—	161,992

Other expenses (income):
Selling, general and administrative	8,108	66,553	54,460	—	129,121
Depreciation and amortization	733	11,735	7,556	—	20,024
Transaction-related costs	(569)	—	—	—	(569)
Other (income) expense	(7,608)	6,857	(1,861)	—	(2,612)

	664	85,145	60,155	—	145,964

Operating income (loss)	(664)	7,095	9,597	—	16,028
Interest expense (income), net	50,703	(46)	(195)	—	50,462

Income (loss) before income taxes	(51,367)	7,141	9,792	—	(34,434)
Income tax expense (benefit)	(26,135)	11,347	1,908	—	(12,880)

Income (loss) from continuing operations	(25,232)	(4,206)	7,884	—	(21,554)
Equity in earnings of subsidiaries	3,678	2,646	—	(6,324)	—

Net income (loss)	(21,554)	(1,560)	7,884	(6,324)	(21,554)
Foreign currency translation and interest rate swap adjustments	(42,827)	(5,124)	(40,587)	45,711	(42,827)

Comprehensive loss	$(64,381)	$(6,684)	$(32,703)	$39,387	$(64,381)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended November 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$468,643	$140,612	$(251,889)	$357,366
Cost of sales, occupancy and buying expenses	—	361,073	67,031	(251,889)	176,215

Gross profit	—	107,570	73,581	—	181,151

Other expenses (income):
Selling, general and administrative	7,327	68,394	52,051	—	127,772
Depreciation and amortization	1,546	17,378	7,504	—	26,428
Transaction-related costs	1,000	—	200	—	1,200
Other (income) expense	(4,362)	3,896	(844)	—	(1,310)

	5,511	89,668	58,911	—	154,090

Operating income (loss)	(5,511)	17,902	14,670	—	27,061
Interest expense (income), net	56,838	(86)	(430)	—	56,322

Income (loss) before income taxes	(62,349)	17,988	15,100	—	(29,261)
Income tax expense (benefit)	(24,212)	9,745	(982)	—	(15,449)

Income (loss) from continuing operations	(38,137)	8,243	16,082	—	(13,812)
Equity in earnings of subsidiaries	24,325	863	—	(25,188)	—

Net income (loss)	(13,812)	9,106	16,082	(25,188)	(13,812)
Foreign currency translation and interest rate swap adjustments	9,242	3,567	14,242	(17,809)	9,242

Comprehensive income (loss)	$(4,570)	$12,673	$30,324	$(42,997)	$(4,570)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Nine Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,173,323	$420,993	$(574,369)	$1,019,947
Cost of sales, occupancy and buying expenses	—	889,345	208,252	(574,369)	523,228

Gross profit	—	283,978	212,741	—	496,719

Other expenses (income):
Selling, general and administrative	24,969	200,364	167,544	—	392,877
Depreciation and amortization	2,244	37,648	24,794	—	64,686
Transaction-related costs	3,737	—	1,958	—	5,695
Other (income) expense	(16,765)	15,189	(2,145)	—	(3,721)

	14,185	253,201	192,151	—	459,537

Operating income (loss)	(14,185)	30,777	20,590	—	37,182
Interest expense (income), net	148,922	(300)	(764)	—	147,858

Income (loss) before income taxes	(163,107)	31,077	21,354	—	(110,676)
Income tax expense (benefit)	(64,201)	29,150	(1,570)	—	(36,621)

Income (loss) from continuing operations	(98,906)	1,927	22,924	—	(74,055)
Equity in earnings of subsidiaries	24,851	4,878	—	(29,729)	—

Net income (loss)	(74,055)	6,805	22,924	(29,729)	(74,055)
Foreign currency translation and interest rate swap adjustments	(30,682)	(5,085)	(34,147)	39,232	(30,682)

Comprehensive income (loss)	$(104,737)	$1,720	$(11,223)	$9,503	$(104,737)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period May 29, 2007 Through November 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$778,114	$252,946	$(392,504)	$638,556
Cost of sales, occupancy and buying expenses	—	586,521	120,473	(392,504)	314,490

Gross profit	—	191,593	132,473	—	324,066

Other expenses (income):
Selling, general and administrative	11,816	117,741	90,956	—	220,513
Depreciation and amortization	2,598	24,818	12,182	—	39,598
Transaction-related costs	2,042	—	1,219	—	3,261
Other (income) expense	(5,164)	5,039	(1,581)	—	(1,706)

	11,292	147,598	102,776	—	261,666

Operating income (loss)	(11,292)	43,995	29,697	—	62,400
Interest expense (income), net	93,423	(588)	(585)	—	92,250

Income (loss) before income taxes	(104,715)	44,583	30,282	—	(29,850)
Income tax expense (benefit)	(39,688)	22,467	1,990	—	(15,231)

Income (loss) from continuing operations	(65,027)	22,116	28,292	—	(14,619)
Equity in earnings of subsidiaries	50,408	3,106	—	(53,514)	—

Net income (loss)	(14,619)	25,222	28,292	(53,514)	(14,619)
Foreign currency translation and interest rate swap adjustments	12,987	3,840	19,399	(23,239)	12,987

Comprehensive income (loss)	$(1,632)	$29,062	$47,691	$(76,753)	$(1,632)

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$540,394	$149,666	$(265,161)	$424,899
Cost of sales, occupancy and buying expenses	—	397,435	74,164	(265,161)	206,438

Gross profit	—	142,959	75,502	—	218,461

Other expenses (income):
Selling, general and administrative	7,021	84,633	62,828	—	154,482
Depreciation and amortization	367	11,504	7,781	—	19,652
Transaction-related costs	72,672	—	—	—	72,672
Other (income) expense	(8,054)	5,926	652	—	(1,476)

	72,006	102,063	71,261	—	245,330

Operating income (loss)	(72,006)	40,896	4,241	—	(26,869)
Interest expense (income), net	(3,235)	(376)	(1,265)	—	(4,876)

Income (loss) before income taxes	(68,771)	41,272	5,506	—	(21,993)
Income tax expense (benefit)	8,369	15,361	(1,951)	—	21,779

Income (loss) from continuing operations	(77,140)	25,911	7,457	—	(43,772)
Equity in earnings of subsidiaries	33,368	2,775	—	(36,143)	—

Net income (loss)	(43,772)	28,686	7,457	(36,143)	(43,772)
Foreign currency translation	8,440	2,861	8,478	(11,339)	8,440

Comprehensive income (loss)	$(35,332)	$31,547	$15,935	$(47,482)	$(35,332)

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Nine Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(74,055)	$6,805	$22,924	$(29,729)	$(74,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(24,851)	(4,878)	—	29,729	—
Depreciation and amortization	2,244	37,648	24,794	—	64,686
Amortization of lease rights and other assets	—	41	1,552	—	1,593
Amortization of debt issuance costs	7,931	—	—	—	7,931
Payment in kind interest expense	15,130	—	—	—	15,130
Net accretion of favorable (unfavorable) lease obligations	—	(1,520)	406	—	(1,114)
(Gain) loss on sale/retirement of property and equipment and other assets, net	—	7	(222)	—	(215)
Gain on sale of intangible assets	—	—	(1,446)		(1,446)
Stock compensation expense	4,516	—	1,637	—	6,153
(Increase) decrease in:
Inventories	—	(22,265)	(15,439)	—	(37,704)
Prepaid expenses	(553)	(79)	(4,357)	—	(4,989)
Other assets	(137)	(3,232)	(231)	—	(3,600)
Increase (decrease) in:
Trade accounts payable	3,444	8,255	20,175	—	31,874
Income taxes payable	8,383	(17,468)	(5,466)	—	(14,551)
Accrued expenses and other liabilities	2,455	(3,056)	3,464	—	2,863
Accrued interest payable	18,855	—	12	—	18,867
Deferred income taxes	—	(35,756)	(2,448)	—	(38,204)
Deferred rent expense	(122)	5,621	1,838	—	7,337

Net cash provided by (used in) operating activities	(36,760)	(29,877)	47,193	—	(19,444)

Cash flows from investing activities:
Acquisition of property and equipment, net	(78)	(31,307)	(13,882)	—	(45,267)
Acquisition of intangible assets/lease rights	—	—	(1,273)	—	(1,273)

Net cash used in investing activities	(78)	(31,307)	(15,155)	—	(46,540)

Cash flows from financing activities:
Proceeds from credit facility	194,000	—	—	—	194,000
Credit facility payments	(10,875)	—	—	—	(10,875)
Intercompany activity, net	(16,740)	57,413	(40,673)	—	—

Net cash provided by (used in) financing activities	166,385	57,413	(40,673)	—	183,125

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(358)	(8,860)	—	(9,218)

Net increase (decrease) in cash and cash equivalents	129,547	(4,129)	(17,495)	—	107,923
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$155,382	$(2,237)	$40,752	$—	$193,897

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Period May 29, 2007 through November 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,619)	$25,222	$28,292	$(53,514)	$(14,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(50,408)	(3,106)	—	53,514	—
Depreciation and amortization	2,598	24,818	12,182	—	39,598
Amortization of lease rights and other assets	—	24	765	—	789
Amortization of debt issuance costs	4,421	—	—	—	4,421
Loss on sale/retirement of property and equipment, net	—	265	134	—	399
Stock compensation expense	2,832	—	—	—	2,832
(Increase) decrease in:
Inventories	—	(16,058)	(4,637)	—	(20,695)
Prepaid expenses	328	(12,578)	2,574	—	(9,676)
Other assets	10,681	(864)	(35,073)	—	(25,256)
Increase (decrease) in:
Trade accounts payable	(649)	1,728	(7,217)	—	(6,138)
Income taxes payable	(3,978)	6,805	(2,208)	—	619
Accrued expenses and other liabilities	(80,810)	6,805	12,503	—	(61,502)
Accrued interest payable	49,308	—	13	—	49,321
Deferred income taxes	—	(21,086)	(311)	—	(21,397)
Deferred rent expense	—	3,157	694	—	3,851

Net cash provided by (used in) operating activities	(80,296)	15,132	7,711	—	(57,453)

Cash flows from investing activities:
Acquisition of property and equipment, net	(142)	(28,271)	(14,254)	—	(42,667)
Acquisition of predecessor entity	(2,877,176)	(78,642)	(89,429)	—	(3,045,247)
Acquisition of intangible assets/lease rights	—	(58)	(1,612)	—	(1,670)

Net cash used in investing activities	(2,877,318)	(106,971)	(105,295)	—	(3,089,584)

Cash flows from financing activities:
Credit facility proceeds	1,450,000	—	—	—	1,450,000
Credit facility payments	(3,625)	—	—	—	(3,625)
Note offerings proceeds	935,000	—	—	—	935,000
Capital contribution	595,675	—	—	—	595,675
Option conversion payment	(7,924)	—	—	—	(7,924)
Financing fees paid	(77,561)	—	—	—	(77,561)
Dividends paid	(7,252)	—	—	—	(7,252)
Intercompany activity, net	(105,023)	(37,451)	142,474	—	—

Net cash provided by (used in) financing activities	2,779,290	(37,451)	142,474	—	2,884,313

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,231)	(153)	(4,330)	—	(9,714)

Net increase (decrease) in cash and cash equivalents	(183,555)	(129,443)	40,560	—	(272,438)
Cash and cash equivalents at beginning of period	188,407	131,210	30,859	—	350,476

Cash and cash equivalents at end of period	$4,852	$1,767	$71,419	$—	$78,038

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
Business Overview
We believe we are the world’s largest specialty retailer of value-priced, fashion-right costume jewelry and accessories focusing on girls and young women in the 7 to 27 age range. We are organized based on our geographic markets, which include our North American operations and our European operations. As of November 1, 2008, we operated a total of 3,074 stores, of which 2,144 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American operations) and 930 stores were located in Europe (our European operations). Our stores are operated mainly under the trade names “Claire’s” and “Icing.”
In addition, as of November 1, 2008, we had 188 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala that operated under franchising agreements. We account in our North America division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of November 1, 2008, we also operated 209 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North America division in “Other income” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Our mission is to be the global leader in our retail niche, offering value-priced, fashion-right costume jewelry and accessories targeted to the life-style and ever-growing disposable income of tweens, teens and young women.

Consolidated Results of Operations
As a result of the sale of the Company in May 2007, the financial results for the nine month period ended November 3, 2007 have been separately presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The results have been split between the “Predecessor Entity”, covering the period from February 4, 2007 through May 28, 2007, and the “Successor Entity”, covering the period from May 29, 2007 (the date the sale was consummated) through November 3, 2007. The results for the three and nine month periods ended November 1, 2008 are presented under “Successor Entity”. For comparative purposes, the Company combined the Predecessor Entity and Successor Entity periods in its discussion below of the financial results for the nine month period ended November 3, 2007. This combination is not a generally accepted accounting principles presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of the results of operations for the periods presented.
A summary of our consolidated results of operations is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	November 1, 2008	November 3, 2007
Net sales	$332,971	$357,366
Increase (decrease) in same store sales	(6.3)%	(0.7%)
Gross profit percentage	48.7%	50.7%
Selling, general and administrative expenses as a percentage of net sales	38.8%	35.8%
Depreciation and amortization as a percentage of net sales	6.0%	7.4%
Transaction-related costs as a percentage of net sales	(0.2)%	0.3%
Operating income	$16,028	$27,061
Net loss	$(21,554)	$(13,812)
Number of stores at the end of the period (1)	3,074	3,051

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Net sales	$1,019,947	$1,063,455	$638,556	$424,899
Increase (decrease) in same store sales	(6.8)%	(0.4%)	(1.1%)	0.5%
Gross profit percentage	48.7%	51.0%	50.7%	51.4%
Selling, general and administrative expenses as a percentage of net sales	38.5%	35.3%	34.5%	36.4%
Depreciation and amortization as a percentage of net sales	6.3%	5.6%	6.2%	4.6%
Transaction-related costs as a percentage of net sales	0.6%	7.1%	0.5%	17.1%
Operating income (loss)	$37,182	$35,531	$62,400	$(26,869)
Net loss	$(74,055)	$(58,391)	$(14,619)	$(43,772)
Number of stores at the end of the period (1)	3,074	3,051	3,051	3,003

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.
Net sales for the three months ended November 1, 2008 decreased by $24.4 million, or 6.8%, from the three months ended November 3, 2007. This net decrease was primarily attributable to same store sales declining 6.3%, or $21.4 million and a decrease of $7.7 million resulting from foreign currency translation of our foreign operations, partially offset by new store revenue, net of store closures, of $4.6 million.
Net sales for the nine months ended November 1, 2008 decreased by $43.5 million, or 4.1%, from the nine months ended November 3, 2007. This net decrease was attributable to same store sales declining 6.8% or $70.9 million, partially offset by new store revenue, net of store closures, of $13.6 million, a $0.8 million increase in franchise sales and a net increase of $13.0 million resulting from foreign currency translation of our foreign operations.

During the three months ended November 1, 2008, the decrease in the average number of transactions per store of 11.2% was offset by an increase in average transaction value of 6.2%; the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
During the nine months ended November 1, 2008, the decrease in the average number of transactions per store of 11.3% was offset by an increase in average transaction value of 5.6%, the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
The following tables compare our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	November 1, 2008	November 3, 2007
Jewelry	51.2	54.4
Accessories	48.8	45.6

	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
% of Total	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Jewelry	53.3	55.3	54.9	55.8
Accessories	46.7	44.7	45.1	44.2

	100.0	100.0	100.0	100.0

We exclude the costs related to our distribution centers in calculating gross profit and gross profit percentages. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentage decreased by 200 basis points during the three months ended November 1, 2008 compared to the three months ended November 3, 2007. A 30 basis point increase in merchandise margin was offset by a 230 basis point increase in occupancy cost. The increase in occupancy costs is primarily attributable to the deleveraging effect of the decline in same store sales. Excluding $0.5 million of non-recurring expenses related to our Pan European Transformation project (“PET”), the decline in gross profit percentage would have been 190 basis points. The PET costs primarily include expenses related to consulting, severance, salaries and recruiting costs.
Gross profit percentage decreased by 230 basis points during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007. A 90 basis point increase in merchandise margin was offset by a 320 basis point increase in occupancy cost. The increase in occupancy costs is primarily attributable to the deleveraging effect of the decline in same store sales. However, excluding $3.1 million of non-recurring expenses related to our PET project, the decline in gross profit percentage would have been 200 basis points.
During the three months ended November 1, 2008, selling, general and administrative expenses increased $1.3 million or a 1.1% increase over the comparable prior year period. However, excluding $2.2 million of non-recurring PET costs and $2.8 million of expense relating to the Cost Savings Initiative, offset by a $2.3 million of benefit resulting from foreign currency translation, selling, general and administrative expense would have decreased $1.4 million or 1.1%.

During the nine months ended November 1, 2008, selling, general and administrative expenses increased $17.9 million or a 4.8% increase over the comparable prior year period. However, excluding $5.7 million of PET costs, $4.5 million of costs related to the Cost Savings Initiative, $7.0 million of foreign currency translation effect, and an increase of $1.0 million of sponsor management fees, there would have been a decrease in selling, general and administrative expenses of $0.3 million or 0.1%.
Depreciation and amortization expense decreased $6.4 million to $20.0 million during the three months ended November 1, 2008 compared to the three months ended November 3, 2007. During the fourth quarter of Fiscal 2007, we finalized our purchase accounting adjustments related to property and equipment. The depreciation and amortization expense recognized in the three months ended November 1, 2008 were based on the final purchase accounting adjustments. The depreciation and amortization expense recognized in the three months ended November 3, 2007 were based on initial estimates of the purchase accounting adjustments.
Depreciation and amortization expense increased $5.4 million to $64.7 million during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007. This increase is primarily from additional amortization expense arising from purchase accounting fair value adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements. The current year period includes nine months of amortization expense arising from purchase accounting adjustments, whereas the comparable prior year period includes purchase accounting related amortization expense for five months.
Other income for the three months ended November 1, 2008 totaled $2.6 million, an increase of $1.3 million from the prior year period, primarily due to the sale of certain intangible assets.
Other income for the nine months ended November 1, 2008 totaled $3.7 million, an increase of $0.5 million from the prior year period.
Interest income for the three months ended November 1, 2008 totaled $0.4 million, a decrease of $0.5 million from the prior year period.
Interest income for the nine months ended November 1, 2008 totaled $1.3 million, a decrease of $5.5 million from the prior year period. This decrease was due to lower average cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.
Interest expense for the three months ended November 1, 2008 totaled $50.9 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs and approximately $9.1 million consisted of payment in kind interest) compared to $57.2 million for the three months ended November 3, 2007. This decrease is due primarily to lower interest rates on the variable portion of our debt.
Interest expense for the nine months ended November 1, 2008 totaled $149.2 million (of which approximately $7.9 million consisted of amortization of deferred debt issuance costs and approximately $15.1 million consisted of payment in kind interest) compared to $94.2 million for the nine months ended November 3, 2007. The current year period includes nine months of interest expense arising from the debt financing of the acquisition of the Company, whereas the comparable prior period includes interest expense related to the debt financing for five months.
Our effective income tax benefit rate was 37.4% and 33.1% for the three and nine months ended November 1, 2008, respectively. Our effective income tax rate for the three and nine months ended November 3, 2007 was 52.8% and (12.6%), respectively. The change primarily related to the overall geographic mix of results, the tax expense associated with non-deductible transaction costs, the repatriation of foreign earnings and other factors. Our effective income tax rate in future periods will depend on several variables, including the geographic mix of income and losses and the resolution of unrecognized tax benefits for amounts different from our current estimates.
In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. Although realization is not assured, we believe it is more likely than not that our deferred tax assets, net of valuation allowance, at November 1, 2008 will be realized.

Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	November 1, 2008	November 3, 2007
Net sales	$211,873	$232,011
Increase (decrease) in same store sales	(8.7)%	(1.0%)
Gross profit percentage	48.1%	50.6%
Number of stores at the end of the period (1)	2,144	2,151

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Net sales	$643,893	$706,407	$413,924	$292,483
Increase (decrease) in same store sales	(9.7)%	(0.1%)	(1.2%)	1.3%
Gross profit percentage	48.2%	51.7%	50.7%	53.1%
Number of stores at the end of the period (1)	2,144	2,151	2,151	2,124

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.
Net sales in North America decreased by $20.1 million during the three months ended November 1, 2008, or 8.7%, from the three months ended November 3, 2007. The decrease in net sales was primarily attributable to same store sales decreases of $19.3 million or 8.7%, and a decrease of $1.3 million resulting from foreign currency translation of our Canadian operations.
Net sales in North America decreased by $62.5 million during the nine months ended November 1, 2008, or 8.8%, from the nine months ended November 3, 2007. The decrease in net sales was primarily attributable to same store sales decreases of $66.3 million or 9.7%, which was partially offset by an increase of $1.4 million resulting from foreign currency translation of our Canadian operations.
Gross profit percentage decreased by 250 basis points during the three months ended November 1, 2008 compared to the three months ended November 3, 2007. A 40 basis point increase in merchandise margin was offset by a 290 basis point increase in occupancy costs. The increase in occupancy costs is largely attributable to the deleveraging effect of the decline in same store sales. However, excluding $0.3 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have decreased by 240 basis points.
Gross profit percentage decreased by 350 basis points during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007. A 30 basis point increase in merchandise margin was offset by a 380 basis point increase in occupancy costs. The increase in occupancy costs is largely attributable to the deleveraging effect of the decline in same store sales. However, excluding $1.1 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have decreased by 330 basis points.

The following tables compare our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	November 1, 2008	November 3, 2007
Jewelry	56.3	59.0
Accessories	43.7	41.0

	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
% of Total	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Jewelry	58.7	59.3	59.2	59.4
Accessories	41.3	40.7	40.8	40.6

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	November 1, 2008	November 3, 2007
Net sales	$121,098	$125,355
Increase (decrease) in same store sales	(1.8)%	(0.1%)
Gross profit percentage	49.7%	50.9%
Number of stores at the end of the period (1)	930	900

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Net sales	$376,054	$357,048	$224,632	$132,416
Increase (decrease) in same store sales	(1.3)%	(1.0%)	(0.9%)	(1.2%)
Gross profit percentage	49.6%	49.7%	50.8%	47.8%
Number of stores at the end of the period (1)	930	900	900	879

(1)	Number of stores excludes stores operated under franchising agreements and joint venture stores.
Net sales in our European division during the three months ended November 1, 2008 decreased by $4.3 million, or 3.4%, over the comparable prior year period. The decrease in net sales was primarily attributable to a decrease of $6.5 million resulting from foreign currency translation of our European operations and a same store sales decrease of $2.1 million, or 1.8%, partially offset by new store revenue, net of store closures of $4.3 million.
Net sales in our European division during the nine months ended November 1, 2008 increased by $19.0 million, or 5.3%, over the comparable prior year period. The increase in net sales was primarily attributable to an increase of $11.6 million resulting from the foreign currency translation of our European operations and new store revenue, net of store closures, of $12.0 million; offset by same store sales decrease of $4.6 million, or 1.3%.

Gross profit percentage decreased by 120 basis points during the three months ended November 1, 2008 compared to the three months ended November 3, 2007. A 10 basis point decrease in merchandise margin combined with a 110 basis point increase in occupancy costs. The increase in occupancy costs is primarily attributable to the deleveraging effect of the decline in same store sales. However, excluding $0.2 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have decreased by 100 basis points.
Gross profit percentage decreased by 10 basis points during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007. A 170 basis point increase in merchandise margin was offset by a 180 basis point increase in occupancy costs. The increase in occupancy costs is primarily attributable to the deleveraging effect of the decline in same store sales. However, excluding $2.0 million of non-recurring expenses related to our Pan European Transformation project, the gross profit percentage would have increased by 40 basis points.
The following tables compare our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	November 1, 2008	November 3, 2007
Jewelry	42.4	45.7
Accessories	57.6	54.3

	100.0	100.0

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Jewelry	44.1	47.4	47.1	47.9
Accessories	55.9	52.6	52.9	52.1

	100.0	100.0	100.0	100.0

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Successor		Successor	Predecessor
	Entity	Combined	Entity	Entity
	Nine Months	Nine Months	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Nov. 1, 2008	Nov. 3, 2007	Nov. 3, 2007	May 28, 2007
Operating activities	$(19,444)	$(14,807)	$(57,453)	$42,646
Investing activities	(46,540)	(3,117,653)	(3,089,584)	(28,069)
Financing activities	183,125	2,878,310	2,884,313	(6,003)
Although the Company did not need to do so, during the quarter ended November 1, 2008, the Company drew down the remaining $194 million available under its Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, the Company drew down the full available amount under the Revolver. The Company received the entire $194 million, including the Lehman Brothers affiliate’s portion. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, the Company will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. The interest rate on the Revolver on November 1, 2008 was 5.25%.

Our cash and cash equivalents increased approximately $107.9 million from $86.0 million at February 2, 2008 to $193.9 million at November 1, 2008. The increase in cash and cash equivalents was primarily the result of the draw of $194.0 million from our Revolving Credit Facility described above, offset by net cash used in operations of $19.4 million (which amount is after cash interest expense, cash income taxes and investment in working capital), cash used in investment activities of $46.5 million, credit facility payment of $10.9 million and the effect of foreign currency exchange rate changes of $9.2 million.
During the nine months ended November 1, 2008, cash used in operating activities approximated $19.4 million compared to $14.8 million during the nine months ended November 3, 2007. The increase in cash used in operating activities was primarily impacted by increased interest expense payments due to nine months of debt interest in the current year period as compared to five months of debt interest for the prior year period. This was partially offset by a decrease in transaction-related costs.
Cash used in investing activities during the nine months ended November 1, 2008 was $46.5 million, a decrease of $3.1 billion from the cash used in investing activities during the nine months ended November 3, 2007 of $3.1 billion. The cash used during the nine months ended November 3, 2007 included $3.0 billion to fund the acquisition of the Company and $70.7 million to fund capital expenditures. Capital expenditures of $45.3 million were made during the nine months ended November 1, 2008 of which $28.7 million related to store openings and remodeling projects. During the remainder of Fiscal 2008, we expect to fund a total of approximately $15.0 to $20.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash provided by financing activities during the nine months ended November 1, 2008 was $183.1 million, a decrease of $2.7 billion from the cash provided by financing activities for the comparable period in Fiscal 2007 of $2.9 billion. The cash provided by financing activities for the nine months ended November 3, 2007 principally related to cash proceeds from the Credit Facility and Notes used to fund the acquisition of the Company of $2.3 billion, net of debt issuance costs, and the associated capital contribution of $595.7 million. In addition, $7.9 million of cash was paid upon the sale of the Company to holders of the predecessor entity’s stock options. We paid dividends of $16.3 million during the nine months ended November 3, 2007. During the nine months ended November 1, 2008, we paid $10.9 million in principal payments related to our credit facility. The Company and its affiliates may, from time to time, purchase portions of its indebtedness.
On May 14, 2008, we elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes due 2015 for the interest period beginning on June 1, 2008 and ending November 30, 2008. The interest expense associated with this payment in kind was $9.1 million and $15.1 million for the three and nine months ended November 1, 2008, respectively. The liability for interest paid in kind is included in long-term debt on the accompanying unaudited condensed consolidated balance sheet. On December 1, 2008, we increased the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 1, 2008 through November 30, 2008.
We will pay interest in kind on our Senior Toggle Notes for the interest period beginning on December 1, 2008 and ending May 31, 2009. This election continues unless we take action to discontinue this option. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
As of November 1, 2008, we had cash and cash equivalents of $193.9 million. The Company anticipates that cash generated from operations will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008.

Intangible Asset and Goodwill Impairment Assessment
In accordance with our accounting policies, we will conduct our annual intangible asset and goodwill testing during the fourth quarter. As our fourth quarter is ordinarily a very significant quarter, generating 31% of our total sales and 52% of our operating income over the past two fiscal years, the business trends of the fourth quarter and the results of such testing may result in the recognition of an impairment in the value of a portion of these assets. If there is an impairment, the non-cash charge associated with the impairment could result in a substantial reduction in the carrying value of these assets. Any such impairment will be recognized during our fourth quarter.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective February 3, 2008, and elected not to measure any of our eligible financial assets or liabilities at fair value upon adoption.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R will modify how business acquisitions are accounted for both on the acquisition date and in subsequent periods. The Company will be required to apply the provisions of the new Statement to acquisitions that close in the fiscal year beginning February 1, 2009. The adoption of this statement will affect the accounting for future acquisitions entered into by the Company. This statement will require the Company to account for adjustments to acquired tax liabilities and unrecognized tax benefits as elements of income tax expense instead of increases or decreases to goodwill.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. Dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling, and financing in currencies other than local currencies by using foreign currency options from time to time to hedge foreign currency transactional exposure. At November 1, 2008, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive loss is $16.3 million, net of tax, reflecting the unrealized loss on foreign currency translation as of November 1, 2008. Based on the extent of our foreign operations in Fiscal 2008, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations. As of December 1, 2008, the strengthening of the U.S. dollar has resulted in a 8.6% and 1.2% adverse change in foreign currency rate of the Pound Sterling and Euro, respectively, as compared to November 1, 2008 foreign currency rates.
Certain of our subsidiaries make significant U.S. Dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 18.4% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China.
The results of operations of foreign subsidiaries, when translated into U.S. Dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. Dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At November 1, 2008, the Swaps cover an aggregate notional amount of $435.0 million of the $1.43 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At November 1, 2008, the estimated fair value of the Swaps was a liability of approximately $18.1 million and is recorded, net of tax, as a reduction in accumulated other comprehensive income (loss).
At November 1, 2008, we had fixed rate debt of $950.0 million and variable rate debt of $1.63 billion. Based on our variable rate debt balance (less $435.0 million of interest rate swaps) as of November 1, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by approximately $12.0 million, net.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in this Quarterly Report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified during the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

CLAIRE’S STORES, INC.
December 5, 2008	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

December 5, 2008	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.