Form 10-K
period 2009-01-31
CLAIRES STORES INC
filed 2009-04-28
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2009
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
Registrant’s telephone number, including area code: (954) 433-3900
Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of April 1, 2009, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I.
Explanatory Notes
We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.
On March 20, 2007, our former Board of Directors approved an agreement (the “Merger Agreement”) to sell the Company to Apollo Management VI, L.P. (“Apollo”), together with certain affiliated co-investment partnerships (collectively the “Sponsor”), through a merger of Bauble Acquisition Sub, Inc., a wholly-owned subsidiary of Bauble Holdings Corp., both of which are entities affiliated with Apollo, into Claire’s Stores, Inc. (the “Merger”). On May 24, 2007, our shareholders approved the Merger at a special meeting of shareholders. On May 29, 2007, the Merger occurred and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc., f/k/a Bauble Holdings Corp. (“Holdings”). The Merger was financed by the issuance of $250.0 million aggregate principal amount of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million aggregate principal amount of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), and $335.0 million aggregate principal amount of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Notes”). The Notes are guaranteed by all wholly-owned domestic subsidiaries of Claire’s that guarantee our $1.45 billion senior secured term loan facility and $200.0 million senior secured revolving credit facility (collectively the “Credit Facility”). The aforementioned transactions, including the Merger and payment of costs related to these transactions as well as the related borrowings, are collectively referred to as the “Transactions.” The purchase of the Company by the Sponsor is referred to as the “Acquisition.” As of January 31, 2009, our total debt, including the current portion, was approximately $2.6 billion, consisting of the Notes and borrowings under our Credit Facility.
On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (“PIK”) interest option to satisfy the December 1, 2008 interest payment obligation. The PIK election is now the default election for interest periods through June 1, 2011, unless the company notifies the note holders otherwise. The impact of this election increased the principal amount of our Senior Toggle Notes by $18.2 million on December 1, 2008, and will increase the principal amount of the Senior Toggle Notes semi-annually as long as the PIK election remains.
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
Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2008.
Statement Regarding Forward-Looking Disclosures
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness, general economic conditions, changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the metal content in jewelry, and employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty.
Item 1. Business
The Company
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American Division and our European Division. As of January 31, 2009, we operated a total of 2,969 stores, of which 2,026 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American Division) and 943 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European Division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of January 31, 2009, we franchised 196 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala under franchising agreements. We account within our North American Division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European Division in “Other income” in our consolidated financial statements included in this Annual Report.
We also operated, as of January 31, 2009, 214 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North American Division in “Other income” in our consolidated financial statements included in this Annual Report.
Our primary brand in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13 to 18), tweens (ages 7 to 12) and kids (ages 3 to 6), or known internally to Claire’s as our Young, Younger and Youngest target customer groups.
Our second brand in North America is Icing, which targets a single edit point customer represented by a 23 year old young woman just graduating from college and entering the workforce who dresses consistent with the current fashion influences. We believe this niche strategy will enable us to create a well defined merchandise point of view and attract a broad group of customers from 19 to 27 years of age.
We believe that we are the leading accessories and jewelry destination for our target customers, which is embodied in our mission statement — to be a fashion authority and fun destination offering a compelling, focused assortment of value-priced accessories, jewelry and other emerging fashion categories targeted to the lifestyles of kids, tweens, teens and young women.

We provide our target customer groups a significant selection of, fashion right merchandise across a wide range of categories, all with a compelling value proposition. In Fiscal 2008, the average global selling price of our merchandise increased 19% from the prior year to approximately $5.25 and the average global transaction value of our merchandise increased 5% to approximately $13.25, net of promotions and markdowns. Our two major categories of business are:
•	Accessories — includes hair goods, handbags, small leather goods, and other fashion classifications, like scarves, headwear, attitude glasses, and legwear; seasonal accessories, like sunglasses, sandals, slippers and cold weather merchandise including hats, gloves, scarves and boots; as well as cosmetics.

•	Jewelry — includes earrings, ear piercing, necklaces, bracelets and rings.
In Fiscal 2008, we began shifting our merchandise assortment more towards accessory categories away from jewelry and more towards casual fashion and away from dress-up styling.
In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe and Japan, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.
A description of the Company’s recent history is described in the Explanatory Notes set forth at the beginning of this Annual Report.
Our Competitive Strengths
Strong Claire’s Name Brand Recognition Across the Globe. A Claire’s store is located in approximately 95% of all U.S. shopping malls and in 27 countries outside of the U.S., including stores that we franchise or operate through a joint venture. This global presence provides us with strong brand recognition of the Claire’s name within our target customer base. Our merchandise and the Claire’s brand name are featured in editorial coverage and press clips in popular periodicals, reinforcing our presence and allowing us to operate without incurring any advertising expenses for external media.
Cost-Efficient Global Sourcing Capabilities and Proven Merchandise Strategy. We have a proven merchandising strategy supported by efficient, low-cost global sourcing capabilities diversified across approximately 900 suppliers located primarily outside the United States, a vendor base that we continue to refine and improve. The vast majority of our product offering is developed by RSI, our global buying and sourcing group based in Hong Kong, enabling us to develop, buy, and source merchandise rapidly and cost effectively.
Diversification Across Geographies and Merchandise Categories. As of January 31, 2009, we operated a total of 2,969 stores, of which 2,026 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands. As of January 31, 2009, we also operated 943 stores in ten countries throughout Europe, 196 stores in 15 countries outside of Europe and North America through our franchise operations, and 214 stores in Japan through a joint venture. During Fiscal 2008, we generated approximately 64.2% of our net sales from North America and 35.8% from the 10 countries in our European Division. Our net sales are not dependent on any one category, product or style and are diversified across approximately 8,000 stock-keeping units. This multi-classification approach allows us to capitalize on many fashion trends, while not being dependent on any one of them.

Compelling Unit Economics. Our stores realize a high return on invested capital. Our average store has an initial investment of approximately $200,000, including leasehold improvements, fixtures, and net working capital. Our minimal working capital requirements result from high merchandise margins, low unit cost of our merchandise and the limited seasonality of our business. Over the past three fiscal years, no single quarter represented less than 21% or more than 32% of annual net sales for the respective year.
Strong and Experienced Senior Management Team. We have a strong and experienced senior management team with extensive retail experience. Gene Kahn, our Chief Executive Officer, has over 35 years of experience in the retail industry, including positions of Chairman, Chief Executive Officer and President of The May Department Stores. In April 2009, we promoted Jim Conroy to President of the Company. In this role he will partner with Gene Kahn to run the global business. Jim has been with Claire’s in a permanent capacity since December 2007, having served as a consultant since June 2007. Prior to joining Claire’s, Mr. Conroy had 17 years of retail experience, including as a management consultant and retail executive, with responsibility for strategic planning, merchandising and supply chain management. In February 2008, we appointed J. Per Brodin as Senior Vice President and Chief Financial Officer. Mr. Brodin has extensive financial accounting and management skills within and outside of retail. In January 2009, Kenneth Wilson was appointed as President of Europe. Prior to joining Claire’s, Mr. Wilson spent the last 18 years with Levi Strauss Corporation, most recently as Senior Vice President, Commercial Operations Europe. He has extensive Pan-European experience across a broad array of different responsibilities with Levi’s Europe.
Business Strategy
Our global business objectives are to drive same store sales and maximize new store sales with optimal merchandise margin, thus increasing profitability with commensurate cash flow.
Recap of Fiscal 2008 Strategies
In Fiscal 2008, we developed five strategies to achieve our global objectives. These five strategies and steps taken during Fiscal 2008 to execute on these strategies are summarized below:
Build on Effective Organizational Model. In Fiscal 2008, we recruited executives who possessed strong industry, management and leadership experience to create a dynamic executive team across the business globally allowing us to operate with determination and commitment in a difficult economy and retail environment. We believe our current management team combines the legacy knowledge and experience within Claire’s with an appropriate addition of external talent. Our strengthened management team is based on an organizational model developed to provide us with appropriate structure, better discipline and improved communication across our Company. Our organizational model is defined into five groupings:
•	Corporate, comprised of senior leaders that set our strategies and supervise our divisions to help drive results. Included in Corporate is the Corporate Merchandise function, which includes Fashion, Trend and Product Innovation, Product Design and Development and RSI. Finance and Other Sales Support functions provide global oversight and, in some cases, have a direct reporting relationship as well.

•	North American Division, our largest group, operates from both Hoffman Estates, IL as well as Pembroke Pines, FL and has fundamental responsibility for the Claire’s and Icing brands in North America from merchandise inception, to delivery, in-store set-up and execution, to selling and building our brand and connecting with our customers.

•	European Division, formally established at the time of the Merger in May 2007 under one leader based in Europe, to better maximize our growth potential in Europe, with similar operating responsibilities as the North American Division. The Pan-European Transformation, initiative implemented in Fiscal 2008, centralized our European operations into our Birmingham, UK offices.

•	International Group, which is comprised of our Franchise and Joint Venture business, operates from Hoffman Estates, IL and is dedicated to identifying and fostering partnerships and providing oversight to these business groups to ensure execution and integrity of our brand and store concepts.

•	RSI, our sourcing, buying and logistics subsidiary based in Hong Kong, with responsibility for coordinating merchandise development, procurement, overseas vendor relationships and quality control.
Strengthen our Merchandise Offense. During Fiscal 2008, we focused our efforts on our merchandise assortment to improve the relevance of our product selection by embracing the customer profiles that we developed through research and thinking of our customer along the full expanse of our accessory and jewelry businesses. The major components of our merchandise offense during Fiscal 2008 were:
•	Research and fact gathering for our business in general and specifically across Europe for our Claire’s brand and to support our repositioning of Icing in North America

•	Improve the planning and buying surrounding our merchandise assortments

•	Create a dynamic merchandising cycle

•	Develop merchandise relevant to each of our target customer groups
During Fiscal 2008, we instituted new processes and tools in both our North American and European Divisions to enable us to plan, manage and analyze our business more comprehensively across multiple dimensions. We believe that our assortments are now more focused, grounded in each of our target customer groups and represent a more consistent merchandise point of view.
Implement our Pan European Transformation (PET) Initiatives. During Fiscal 2008, we put into place an infrastructure to manage our business across Europe by leveraging a single buying and merchandising team based in Europe using a common merchandising system and a single ticket across all ten of our European countries. We also consolidated four distribution centers into one and reduced the number of freight forwarders and other carriers used in our European Division. In addition, we created a more traditional store operations structure to more effectively manage our business, including the establishment of three operating zones, led by two Managing Directors.
Reposition Icing. During Fiscal 2008, we launched an effort to differentiate and transform our Icing brand in North America. We separated the buying, planning and allocation for Claire’s and Icing into two separate organizations to focus these teams on one brand, either Claire’s or Icing. We also conducted market, competitor and customer research to further evolve the Icing strategy and merchandising concept.

Focus on Expense Reduction Opportunities. During Fiscal 2008, we intensified our efforts to reduce expenses to counterbalance the adverse impact of the current economic downturn affecting most retailers by implementing a cost savings initiative (CSI) program. We achieved approximately $18 million in cost savings from our CSI program in Fiscal 2008 in both payroll and non-payroll areas.
Fiscal 2009 Objectives
We have established five company priorities intended to strengthen the stability and performance of our business. These priorities are intended to help us prioritize, simplify and focus our efforts in 2009:
Drive Same Store Sales with Commensurate Merchandise Margin. We intend to drive sales and increase margins in both our Claire’s and Icing brands by accelerating the growth of accessories, maximizing select up-trending jewelry classifications, reducing weeks of supply, enhancing inventory flow, sustaining initial mark-up, improving sell-through to reduce markdowns and refining in-store marketing. With a cleaner inventory position, we should be able to more quickly identify emerging categories and best selling items, allowing us to respond more rapidly.
In addition to these common steps for both the Claire’s and Icing brands, we intend to drive Claire’s sales by expanding the breadth of our cosmetics business; focusing our merchandise selection based on our target customers of young, younger and youngest, specifically capitalizing on the growth opportunity in further developing our young (or teen) business; upgrading the sophistication, styling and fashion sensibility of our merchandise, while maintaining our compelling value proposition; improving trend development; pursuing common styles; and continuing to focus on good, better and best price tiering.
We will continue to differentiate the Icing brand as we move toward a more casual style away from a more dressy assortment and use upgraded in-store collateral and sophisticated illustrations in our Icing stores to distinguish the look of our Icing stores from Claire’s.
Achieve Aggressive Expense Reduction Objectives and Build a Cost Conscious Culture. We continue to execute our Cost Saving Initiative program and to identify other cost reduction opportunities, while further instilling a cost conscious culture within our Company to encourage a mindset and dedication to cost awareness and accountability. We will aggressively pursue all expense saving opportunities, including reduction of capital expenditures. We will continue to refine the process of aligning our store labor expense to variations in store revenue through our Store Service Delivery Program implemented in Fiscal 2008, and expand this implementation more broadly across Europe.
We will maintain our focus on our lease renewal and rent reduction program, which resulted in the closure of 118 stores in North America at the end of Fiscal 2008. This program is part of our broader ongoing real estate plan to better control all components of our occupancy costs globally. We will continue to focus our efforts on reducing shrink, which should have a positive impact on our margins.
Refine and Strengthen our Merchandise Offense. Our efforts will continue to focus on our merchandise assortment by utilizing ongoing research and fact gathering to refine our target customer profiles that we have developed and making our product relevant to our target customer groups. This will be facilitated through an improved assortment planning process and a more dynamic buying cycle. In Fiscal 2009, we will begin a program to concentrate on creating and managing the relationship that our customers have with our brands through customer programs, as well as communications with our customers through various media channels, including on-line, social networking, texting, e-mail and direct mail. We also intend this year to further enhance our supply chain management, specifically as it relates to allocation and replenishment. We intend to better invest our inventory dollars on a store-by-store basis by managing our stock at a lower level of detail and using our technology as an enabler in this process.

Build on the Established Foundation to Further Develop our Pan-European Business. We will continue to strive toward our goal of developing an assortment for Claire’s that is 50% common across the globe, 25% common across all of Europe, with the remaining 25% tailored within a particular zone of our business. We believe this alignment will allow us to achieve economies of scale of purchasing globally with commensurate merchandise margin, while allowing sufficient flexibility within each zone of business to remain relevant for specific fashion needs of our customers. We believe these initiatives, coupled with the addition of our new President of Europe, will improve our business across Europe and extend the presence that we have in the UK and France across the remainder of Continental Europe.
Develop our Organization into Top Performers and Execute as a Management Team. In Fiscal 2009, we plan to focus on integrating the changes made to our management team during the past two years to allow new reporting relationships to take hold and to meet the challenge of accomplishing more with fewer resources. Through the guidance provided by our senior executive leaders, our Chief Executive Officer, Corporate President and President of Europe, working with our broader senior management teams, we will leverage our executive development capabilities and team building skills to improve our organization both individually and collectively.
Stores
Our stores in North America are located primarily in shopping malls and average approximately 950 square feet of selling space. Our stores in Europe are located primarily on high streets, in shopping malls and in high traffic urban locations and average approximately 600 square feet of selling space. Our store hours are dictated by shopping mall operators and our stores are typically open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and, where permitted by law, from noon to 5:00 p.m. on Sunday. Approximately 78% of our sales in Fiscal 2008 were made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining adequate store in-stock levels, (3) enhancing store labor efficiency, and (4) optimizing our overall investment in inventory. We determine the allocation of merchandise to our stores based on an analysis of various factors, including size, location, demographics, sales and inventory history. Merchandise typically is sold at its original marked price, with the length of time our merchandise remains at the original price varying by item. We review our inventory levels and inventory item rate of sale to identify slow-moving merchandise and use select promotions and permanent markdowns to clear this merchandise. These liquidation strategies may be used if inventory exceeds customer demand for reasons of design, seasonal adaptation or changes in customer preference, or if it is otherwise determined that the inventory will not sell at its currently marked price.
Store Management
Our stores are organized and controlled on a district level. We employ 141 District Managers in North America, each of whom oversees and manages approximately 14 stores in their respective geographic area and reports to one of 14 Regional Managers. Each Regional Manager in North America reports to one of four Territorial Vice Presidents, who report to the Senior Vice President of Store Operations. Each store is typically staffed by a Manager, an Assistant Manager and one or more part-time employees.
Our President of Europe reports to our Chief Executive Officer. We have recently created a more traditional store operations structure in Europe. We now have three operating zones within Europe: (1) United Kingdom and Ireland (Zone 1), (2) France, Spain, Portugal and Belgium (Zone 2), and (3) Switzerland, Austria, Netherlands and Germany (Zone 3). Zone 1 is led by one Managing Director while both Zones 2 and 3 are led by a different Managing Director. Both Managing Directors report to our President of Europe.
Store Openings, Closings and Future Growth
For Fiscal 2008, we opened 83 stores and closed 154 stores, for a net decrease of 71 stores. In our European group, we increased our operations by 38 stores, net, resulting in a total of 943 stores. In North America, we decreased our operations by 109 stores, net, to 2,026 stores. “Stores, net” refers to stores opened, net of closings, if any.
At the end of Fiscal 2008, we closed 118 stores in North America that were performing below our expectations. These stores were closed at or near the expiration of the lease. These stores accounted for approximately 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of approximately $0.7 million in Fiscal 2008. We continue to evaluate store performance and may close stores in the future that we deem necessary.
We plan to open 17 Company-owned stores globally in Fiscal 2009. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2008, which includes leasehold improvements and fixtures, averaged approximately $200,000 per store. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our European operations.

Purchasing and Distribution
We purchased our merchandise from approximately 900 suppliers in Fiscal 2008. Approximately 85% of our merchandise in Fiscal 2008 was purchased from outside the United States, including approximately 60% purchased from China. We are not dependent on any single supplier for merchandise purchased. Merchandise for our North American stores and our franchisees is shipped from our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. Merchandise is shipped from our distribution centers by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically replenish our stores three to five times a week.
Brand Building
Our continued ability to develop our existing brands of Claire’s and Icing is a key to our success. We believe our distinct brand names are among our most important assets globally. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We plan to invest in the development of our brands through consumer research, as well as continue to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores and a focus on the clarity of the merchandise offering for each targeted customer.
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Icing,” and “Icing by Claire’s.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala. We also license our Claire’s mark under our joint venture arrangement in Japan. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
Information Technology
Information Technology is key to our business success. Our information and operational systems use a broad range of both purchased and internally developed applications to support our retail operations, financial, real estate, merchandising, inventory management and marketing processes. Sales information is automatically collected from POS terminals in our stores on a daily basis. We have developed proprietary software to support key decisions in various areas of our business including merchandising, allocation and operations. We periodically review our critical systems to evaluate disaster recovery plans and the security of our systems.
Competition
The specialty retail business is highly competitive. We compete on a global, national, regional, and local level with other specialty and discount store chains and independent retail stores. Our competition also includes Internet, direct marketing to consumer, and catalog businesses. We also compete with department stores, mass merchants, and other chain store concepts. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, merchandise assortments for each target customer, compelling value, store location and the shopping experience.
Seasonality
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2008 were 23%, 25%, 24% and 28%, respectively.
Employees
On January 31, 2009, we employed approximately 17,600 employees, approximately 57% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.

Item 1A. Risk Factors
These risks could have a material adverse effect on our business, financial position or results of operations. The following risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results.
Risks Relating to Current Economic Conditions
Current economic conditions may adversely impact demand for our merchandise, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
The current global financial crisis has broadened and intensified, reaching unprecedented levels. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, the availability of customer credit, currency exchange rates, reductions in net worth based on recent severe market declines, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. It is difficult to predict how long the current economic, capital and credit market conditions will continue and what impact they will have on our business.
In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted. The inability of our suppliers to access liquidity or trade credit could lead to delays or failures in delivery of merchandise to us.
The global economic crisis could have a material adverse effect on our liquidity and capital resources.
The current distress in the financial markets has resulted in extreme volatility in security prices and has had a negative impact on credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash will provide us with sufficient liquidity through the current credit crisis, tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness and enter into agreements for new indebtedness.
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
Risks Relating to Our Company
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
Fluctuations in the demand for retail jewelry and accessories especially affect the inventory we sell because we usually order our merchandise in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We must enter into contracts for the purchase and manufacture of merchandise with our suppliers in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could negatively affect our operating results and brand image.
A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.
We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 900 suppliers in Fiscal 2008. Approximately 85% of our Fiscal 2008 merchandise was purchased from suppliers outside the United States, including approximately 60% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future.
Fluctuations in foreign currency exchange rates could negatively impact our results of operations.
Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. Additionally, if China further adjusts the exchange rate of the Chinese yuan, we will likely experience an increase in the cost of our merchandise purchased from China.
Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future.
Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, or if vendors and service providers are unable to obtain trade credit or factor their receivables, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse affect on our business. In addition, the tightening of trade credit could limit our available liquidity.

We are continuing to execute our strategy in Europe to centralize certain resources and this process involves costs and the risk of operational interruption.
As the European market continues to grow and become an increasing larger share of operations, we believe we need to have the resources close at hand to the European operations, so we implemented our Pan European Transformation (“PET”) project in Fiscal 2008. As part of the PET project, we have transitioned an integrated merchandising team to Europe to focus on our European operations. We are in the process of finalizing other aspects of the PET project, including centralization of our European finance department. This strategy is designed to improve operating efficiencies and lower costs, but will result in costs in the short-term. We incurred $9.1 million of costs associated with the PET project in Fiscal 2008. As we complete the final stages of our PET project, we may experience operational interruptions, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
The failure to grow our store base in Europe or expand our international franchising may adversely affect our business.
Our growth plans include expanding our store base in Europe. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North American operations.
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
Our cost of doing business could increase as a result of changes in federal, state, local and international regulations regarding the content of our merchandise.
On August 14, 2008, the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) became law. In general, the CPSIA bans the sale of children’s products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements on the sale of children’s products, including importing, testing and labeling requirements. Accordingly, merchandise covered by the CPSIA that is sold to our younger (ages 7 to 12) and youngest (ages 3 to 6) customers is subject to the CPSIA. Although we had procedures in place prior to the adoption of the CPSIA to address many of the requirements set forth in the CPSIA, our inability to timely comply with these regulatory changes, or other existing or newly adopted regulatory changes, could increase our cost of doing business or result in significant fines or penalties that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition to regulations governing the sale of our merchandise in North America, we are also subject to regulations governing the sale of our merchandise in our European stores. In June 2007, the “REACH” European Union legislation became effective. The REACH legislation requires identification and disclosure of harmful chemicals in consumer products, including chemicals that might be in the merchandise that we sell. We are in the early stages of compliance with this regulation. Our failure to comply with this new European Union legislation could result in significant fines or penalties and increase our cost of doing business.

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
All of our stores are leased. Our ability to renew any expired lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties, our relationships with current and prospective landlords, and negotiating acceptable lease terms that meet our financial targets. Our ability to operate stores on a profitable basis depends on various factors, including whether we have to take additional merchandise markdowns due to excessive inventory levels compared to sales trends, whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. If we are unable to renew existing leases or lease suitable alternate locations, enter into leases for new stores on favorable terms, or increase our same store sales, our growth and our profitability could be adversely affected.
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
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North American and European information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management. We continue to evaluate and implement modifications and upgrades to our information technology systems for POS (cash registers), real estate and international financial accounting. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.
We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.
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
Substantially all of our North American stores are located in shopping malls. Our North American sales are derived, in part, from the high volume of traffic in those shopping malls. We benefit from the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also benefit from the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from non-shopping mall retailers, other shopping malls where we do not have stores and the closing of anchor tenants in a particular shopping mall. In addition, a decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.
Our industry is highly competitive.
The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, the Internet, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Also, a significant shift in customer buying patterns to purchasing value-priced jewelry and accessories through channels other than traditional shopping malls, such as the Internet, could have a material adverse effect on our financial results.

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our business could be adversely impacted.
Currently, none of our employees in North America are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. The Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives last year and the same legislation has been introduced again in 2009 as H.R. 1409 and S. 560. President Obama and leaders of Congress have made public statements in support of this bill. Accordingly, this bill or a variation of it could be enacted in the future and the enactment of this bill could have an adverse impact on our business, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act.
Higher health care costs and labor costs could adversely affect our business.
The costs of health care continue to increase each year unabatedly. Recently, some states and localities have passed laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.
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
We depend on our key personnel.
Our ability to anticipate and effectively respond to changing trends and consumer preferences depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. The loss of services of key members of our senior management team or of certain other key employees could also negatively affect our business.
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

Goodwill, intangible assets, our investment in joint venture and long-lived assets comprise a significant portion of our total assets. We must test these assets for impairment at least annually; which could result in a material, non-cash write-down of goodwill, intangible and other assets and could have a material adverse impact on our results of operations.
Goodwill, intangible assets, our investment in joint venture and long-lived assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. During Fiscal 2008, we recorded non-cash impairment charges of $297 million and $227 million in connection with goodwill and identifiable intangibles and other assets, respectively. We may be required to recognize additional impairment charges in the future. Additional impairment losses could have a material adverse impact on our results of operations and stockholders equity.
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
We depend on single North American and single European distribution facilities.
We handle merchandise distribution for all of our North American stores from a single facility in Hoffman Estates, Illinois, a suburb of Chicago, Illinois. We handle merchandise distribution for all of our operations outside of North America from a single facility in Birmingham, United Kingdom. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.
We may be unable to protect our tradenames and other intellectual property rights.
We believe that our tradenames and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our tradenames and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the tradenames, service marks and proprietary rights of others. The laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Also, others may assert rights in, or ownership of, our tradenames and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.
Our success depends on our ability to maintain the value of our brands.
Our success depends on the value of our Claire’s and Icings brands. The Claire’s and Icings names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, enjoyable quality client experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.
We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial results.
The quality of our globally sourced products may vary from our expectations and sources of our supply may prove to be unreliable. In the event we seek indemnification from our suppliers for claims relating to the merchandise shipped to us, our ability to obtain indemnification may be hindered by the supplier’s lack of understanding of U.S. product liability laws, which may make it more difficult to successfully obtain such indemnification. Our ability to successfully pursue indemnification claims may also be adversely affected by the financial condition of the supplier. Any of these circumstances could have a material adverse effect on our business and financial results.
We are indirectly owned and controlled by Apollo, a private equity firm, and its interests as an equity holder may conflict with the interest of our creditors.
Substantially all of the stock of our parent corporation is beneficially owned by Apollo, a private equity firm. As a result, Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our articles of incorporation and bylaws and the entering into of extraordinary transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of the Apollo as an equity holder might conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not registered under the Securities Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchange.

Risks Relating to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Notes and Credit Facility.
We are significantly leveraged. As of January 31, 2009, our total debt, including the current portion, was approximately $2.6 billion, consisting of the Notes and borrowings under our Credit Facility.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Credit Facility, will be at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the Notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Despite our high indebtedness level, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Notes and Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (PIK) interest option to satisfy the November 2008 interest payment obligation. The PIK election is now the default election for interest periods through June 1, 2011, unless the Company notifies the holders otherwise. The impact of this election increased the principal amount of our Senior Toggle Notes by $18.2 million on December 1, 2008, and will increase the principal amount of the Senior Toggle Notes semi-annually as long as the PIK election remains.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Facility and the indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:
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
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our revolving Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facility as well as our unsecured indebtedness, including the Notes.
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
To service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could increase our income tax expense.
The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our U.S. federal income tax expense. We record U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States and be taxable. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.
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
•	the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, the Netherlands and Germany. We lease all of our 2,969 store locations, generally for terms ranging from five to approximately 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.
Most of our stores in North America and the European division are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for opening new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

We own central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois which is on approximately 28.4 acres of land. The property has buildings with approximately 538,000 total square feet of space, of which 373,000 square feet is devoted to receiving and distribution and 165,000 square feet is devoted to office space.
Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of 24,000 square feet of office space and 62,000 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our stores outside of North America. We lease approximately 11,500 and 7,600 square feet of office space in Paris, France and Zurich, Switzerland, respectively, where we maintain our human resource and operating functions for these countries.
We lease approximately 36,000 square feet in Pembroke Pines, Florida, where we maintain our accounting and finance offices.
We also lease office space in New York City.
Item 3. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns regarding content in our merchandise; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size which employs a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial results.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our common stock.
Holders
As of April 1, 2009, there was one holder of record of our common stock, our parent, Claire’s Inc.
Dividends
We have paid no cash dividends since the Merger. Our Credit Facility and indentures governing our Notes restrict our ability to pay dividends.
Item 6. Selected Financial Data
The balance sheet and statement of operations data set forth below is derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated Balance Sheet data as of May 28, 2007, January 28, 2006 and January 29, 2005 and the consolidated Statement of Operations data for each of the fiscal years ended January 28, 2006 and January 29, 2005 are derived from our consolidated financial statements which are not included herein.
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

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	Ended	Through	Through	February 3,		January 28,		January 29,
	Jan 31, 2009	Feb. 2, 2008	May 28, 2007	2007 (1)		2006 (1)		2005 (1)
			(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,412,960	$1,085,932	$424,899	$1,480,987		$1,369,752		$1,279,407
Cost of sales, occupancy and buying expenses	720,351	521,384	206,438	691,646		625,866		587,687

Gross profit	692,609	564,548	218,461	789,341		743,886		691,720
Other expenses (income):
Selling, general and administrative	518,233	354,875	154,409	481,979		449,430		430,868
Depreciation and amortization	85,093	61,451	19,652	56,771		48,900		44,882
Impairment of assets	523,990	3,478	73	—		—		—
Severance and transaction-related costs	15,928	7,319	72,672	—		—		—
Other income	(4,499)	(3,088)	(1,476)	(3,484)		(4,622)		(2,335)

	1,138,745	424,035	245,330	535,266		493,708		473,415

Operating income (loss)	(446,136)	140,513	(26,869)	254,075		250,178		218,305
Interest expense (income), net	195,947	147,892	(4,876)	(14,575)		(9,493)		(3,331)

Income (loss) from continuing operations before income taxes	(642,083)	(7,379)	(21,993)	268,650		259,671		221,636
Income taxes	1,509	(8,020)	21,779	79,888		87,328		75,377

Income (loss) from continuing operations	$(643,592)	$641	$(43,772)	$188,762		$172,343		$146,259

Other Financial Data:
Capital expenditures:
New stores and remodels	$36,270	$46,225	$24,231	$77,021		$64,275		$58,582
Other	23,135	12,259	3,757	18,171	(2)	9,169		5,052
Total capital expenditures	59,405	58,484	27,988	95,192		73,444		63,634
Cash interest expense (4)	168,567	123,620	86	118		125		193
Ratio of earnings to fixed charges (3)	—	—	—	5.2	x	5.3	x	4.7	x
Store Data:
Number of stores (at period end)
North America	2,026	2,135	2,124	2,133		2,106		2,119
Europe	943	905	879	859		772		717
Total number of stores (at period end)	2,969	3,040	3,003	2,992		2,878		2,836
Total gross square footage (000’s) (at period end)	3,011	3,105	3,043	3,021		2,883		2,801
Net sales per store (000’s) (5)	$461	$359	$142	$504		$479		$452
Net sales per square foot (6)	$453	353	140	500		480		459
Balance Sheet Data (at period end)
Cash and cash equivalents	$204,574	$85,974	$350,476	$340,877		$431,122		$191,006
Total assets	2,881,095	3,348,497	1,119,047	1,091,266		1,090,701		966,129
Total debt	2,581,772	2,377,750	—	—		—		—
Total stockholders’ equity (deficit)	(55,843)	605,200	792,071	847,662		868,318		755,687

(1)	Fiscal 2006 was a fifty-three week period and Fiscal 2008, Fiscal 2007, Fiscal 2005 and Fiscal 2004 were fifty-two week periods.

(2)	Includes management information system expenditures of $5.2 million in Fiscal 2006 for strategic projects of POS, merchandising systems, business intelligence, technology and the logistics system for the new distribution center in the Netherlands.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include interest expense, including amortization of debt issuance costs, and the portion of rental expense which management believes is representative of the interest component of rental expense. Due to the Company’s loss during Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the ratio coverage was less than 1:1. The Company must generate additional earnings of $642,403, $7,480 and $22,661 during Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively, to achieve coverage of 1:1.

(4)	Cash interest expense does not include amortization of debt issuance costs or interest expense paid in kind.

(5)	Net sales per store are calculated based on the average number of stores during the period.

(6)	Net sales per square foot are calculated based on the average gross square feet during the period.
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
Our fiscal year ends on the Saturday closest to January 31. As a result, our Fiscal 2008 and Fiscal 2007 results consisted of 52 weeks and our Fiscal 2006 results consisted of 53 weeks.
We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for nine consecutive weeks. The removal is effective prospectively upon the completion of the ninth consecutive week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact from changes in foreign exchange rates.
Acquisition of the Company by Apollo Management VI, L.P.
As a result of the Merger on May 29, 2007, described under “Explanatory Notes” in this annual report, there was a significant change in the Company’s capital structure, including:
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
Effect of the Transactions
In connection with the Transactions, the Company incurred significant indebtedness, including $935.0 million aggregate principal amount of the Notes, and $1.45 billion under the Credit Facility. In addition, a standby letter of credit, in the face amount of approximately $4.5 million, was issued under the credit facility. As of February 3, 2007, the Company had no indebtedness outstanding. Therefore, our interest expense is significantly higher following the Transactions than experienced in prior periods.
The acquisition of Claire’s Stores, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition.
The following discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Transactions have on the Company. After the Transactions, the Company became highly leveraged. See “—Analysis of Consolidated Financial Condition.”
Results of Consolidated Operations
As a result of the Transactions, the financial results for Fiscal 2007 have been separately presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results have been split between the “Predecessor Entity”, covering the period February 4, 2007 through May 28, 2007, and the “Successor Entity”, covering the period from May 29, 2007 (the date the Transactions were consummated) through February 2, 2008. For comparative purposes, the Company has combined the Predecessor Entity and Successor Entity periods in its discussion below related to Fiscal 2007. This combination is not a generally accepted accounting principles presentation. However, the Company believes this combination is useful to provide the reader a more accurate comparison and is provided to enhance the reader’s understanding of the results of operations for the fiscal year presented.
Management overview
Fiscal 2008 was a very challenging year for the retail industry and for our company. The severe recession, which began in the latter part of 2007, worsened throughout Fiscal 2008, marking this past year as one defined by historically low consumer confidence, rising unemployment levels and declining consumer spending. In addition, in light of the overall decline in business trends in the Fiscal 2008 fourth quarter the Company recorded a non-cash goodwill impairment charge of $297.0 million and additional non-cash impairment charges of $227.0 million for identifiable intangibles and other assets, respectively. To protect operating cash flow and position the business for long-term success, we launched the following initiatives in Fiscal 2008:
•	We began to implement our Cost Savings Initiative (“CSI”) project. This project is designed to identify areas for cost savings and to implement actions to achieve these savings. We incurred $16.4 million of costs related to the CSI project, primarily related to employee severance and advisory fees.

•	We implemented our Pan European Transformation (“PET”) project. As the European market continues to grow and become an increasingly larger share of our operations, we believe we need to have the resources close at hand to the European operations. Accordingly, we initiated Phase 1 of the PET project, which transitioned an integrated merchandising team to Europe to focus on our European operations. This also allows our North American merchandising team to focus on our North American operations. We incurred $9.1 million of costs associated with the PET project in Fiscal 2008. After completing the most substantial phase of PET project, we began Phase II thereof, which focused on centralizing our European finance and operations in one central location located in Birmingham, England.

•	We closed 118 stores in North America that were performing below our expectations. These stores accounted for 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of $0.7 million in Fiscal 2008.

•	We improved our inventory management. Notwithstanding the unprecedented level of promotional activity in the overall retail sector, we successfully managed our inventory levels throughout the year and ended Fiscal 2008 with total inventory per square foot decreasing 9.0% versus year-end Fiscal 2007. We have also been focused on preserving our cash and ended Fiscal 2008 with $204.6 million in cash and cash equivalents.
Looking ahead to Fiscal 2009, we will focus on maintaining our cash position; continuing to aggressively manage our cost structure and inventory levels; strengthening and evolving our brands to promote strong recognition among our customers and positioning our Company for long-term success.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007
Net sales	$1,412,960	$1,510,831	$1,085,932	$424,899	$1,480,987
Increase (decrease) in same store sales	(6.9)%	(1.8)%	(2.8)%	0.5%	1.5%
Gross profit percentage	49.0%	51.8%	52.0%	51.4%	53.3%
Selling, general and administrative expenses as a percentage of net sales	36.7%	33.7%	32.7%	36.3%	32.5%
Depreciation and amortization as a percentage of net sales	6.0%	5.4%	5.7%	4.6%	3.8%
Severance and transaction-related costs as percentage of net sales	1.1%	5.3%	0.7%	17.1%	0.0%
Impairment of assets	$523,990	$3,551	$3,478	$73	$—
Operating income (loss)	$(446,136)	$113,644	$140,513	$(26,869)	$254,075
Net income (loss)	$(643,592)	$(43,131)	$641	$(43,772)	$188,762
Number of stores at the end of the period (1)	2,969	3,040	3,040	3,003	2,992

(1)	Number of stores excludes stores operated under franchise agreements outside of North America and joint venture stores.
Fiscal 2008 and Fiscal 2007 included 52 weeks of operations compared with Fiscal 2006, which included 53 weeks.
Net sales
Net sales in Fiscal 2008 decreased $97.9 million, or 6.5%, from Fiscal 2007. This decrease was primarily attributable to a decrease in same store sales of $99.8 million, or 6.9%, and a decrease of $17.1 million resulting from foreign currency translation of our foreign operations, partially offset by new store revenue, net of store closures, of $17.3 million and a net increase of $1.7 million from increased sales to franchisees.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 10.7%, partially offset by an increase in average retail price per transaction.
At the end of Fiscal 2008, we closed 118 stores in North America that were performing below our expectations. These stores accounted for 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of $0.7 million in Fiscal 2008.
Net sales in Fiscal 2007 increased by $29.8 million, or 2.0%, from Fiscal 2006. This increase was primarily attributable to new store revenue, net of store closures, of $32.3 million, a net increase of $44.3 million resulting from foreign currency translation of our foreign operations, and increased sales to our franchisees of $2.2 million. These increases were partially offset by same store sales declining 1.8% or $26.2 million and the loss of $22.8 million of sales that were generated during the 53rd week in Fiscal 2006.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 10.6%.

The following table compares our sales of each product category for the last three fiscal years:

	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007		Fiscal Year
	Ended	Ended	Through	Feb. 4, 2007	Ended
	January 31,	February 2,	February 2,	Through	February 3,
% of Total	2009	2008	2008	May 28, 2007	2007

Accessories	48.8	46.4	47.4	44.2	42.2
Jewelry	51.2	53.6	52.6	55.8	57.8

	100.0	100.0	100.0	100.0	100.0

Accessories as a percentage of our net sales have been increasing in the past three years.
Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
In Fiscal 2008, gross profit percentage decreased by 280 basis points compared to the prior fiscal year. This decrease was comprised of a 280 basis point loss of operating leverage in occupancy and buying costs and a 20 basis point decline due to non-recurring PET costs, partially offset by a 20 basis point increase in merchandise margin.
In Fiscal 2007, gross profit percentage decreased by 150 basis points compared to the prior fiscal year. A 50 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 200 basis point decline.
Selling, general and administrative expenses
In Fiscal 2008, selling, general and administrative expenses increased $8.9 million, or 1.8%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased 300 basis points compared to the prior year. Excluding $5.9 million of CSI costs, $4.1 million of PET costs, a $1.0 million increase in sponsor management fees as a result of a full year of ownership by our sponsor after the Merger and a decrease due to the effect of foreign currency translation of $3.2 million, selling, general and administrative expenses increased $1.1 million, or 0.2%, compared to the prior fiscal year. The selling, general and administrative expenses as a percentage of net sales increased 240 basis points compared to the prior year. The majority of this increase is due to the loss of operating leverage in selling, general and administrative expenses.
In Fiscal 2007 selling, general and administrative expenses increased $27.3 million, or 5.7%, over the prior fiscal year. Excluding a $16.6 million increase due to the effect of foreign currency translation, selling, general and administrative expenses increased 2.2% compared to the prior fiscal year. The remaining increase was primarily attributable to increases in expenses related to payroll and benefits. As a percentage of net sales, selling, general and administrative expenses increased 120 basis points compared to Fiscal 2006.
Depreciation and amortization expense
Depreciation and amortization expense increased by $4.0 million to $85.1 million for Fiscal 2008 compared to Fiscal 2007. This increase is due to the $1.8 million of the acceleration of depreciation for store fixed assets for the 118 stores closed at the end of Fiscal 2008 and the additional depreciation and amortization expense related to the purchase accounting adjustments related to store leasehold improvements, franchise agreements and non-compete agreements that resulted from the Acquisition for a full year in Fiscal 2008 compared to eight months in Fiscal 2007.
Depreciation and amortization expense increased by $24.3 million to $81.1 million for Fiscal 2007 compared to Fiscal 2006. This increase is primarily related to additional amortization expense arising from purchase accounting adjustments for store leasehold improvements and intangible assets, including franchise and non-compete agreements.
Impairment of assets
The deterioration in the economy and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2008 had a significant impact on the retail industry. We performed our annual tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular asset being tested. The impairment testing resulted in our recognition of non-cash impairment charges of $297.0 million related to goodwill and $227.0 million related to intangible and other assets in Fiscal 2008. Similar testing conducted in Fiscal 2007 resulted in the recognition of impairment charges aggregating $3.5 million. Our impairment testing conducted in Fiscal 2006 indicated no such impairment. See Note 3 to our Consolidated Financial Statements for further discussion of the impairment charges.
Severance and transaction-related costs
Beginning in early Fiscal 2007, we incurred costs associated with the sale of the Company. These transaction-related costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. We incurred $3.5 million of such transaction-related costs in Fiscal 2008 and incurred an additional $80.0 million in Fiscal 2007. In connection with our CSI and PET projects in Fiscal 2008, we incurred severance costs of $12.4 million for terminated employees.
Other income
Other income for Fiscal 2008 aggregated $4.5 million, a decrease of $0.1 million from the prior year.
Other income for Fiscal 2007 aggregated $4.6 million, an increase of $1.1 million from the prior year. This increase was due primarily to increased franchise royalty fees.
Interest expense (income), net
Interest income for Fiscal 2008 aggregated $1.5 million, a decrease of $5.9 million from the prior year. This decrease was due to lower cash and cash equivalent balances resulting from cash used to fund the acquisition of the Company and related expenses and lower interest rates on our cash balances.
Interest income for Fiscal 2007 aggregated $7.4 million, a decrease of $7.3 million from the prior year. This decrease was due to lower cash and cash equivalent balances primarily resulting from cash used to fund the acquisition of the Company and related expenses.
Interest expense for Fiscal 2008 aggregated $197.4 million, an increase of $47.0 million compared to the prior year. This increase is primarily the result of the incurrence of interest expense associated with the financing of the acquisition of the Company for a full twelve months in Fiscal 2008 as compared to eight months in Fiscal 2007. Included in interest expense for Fiscal 2008 is approximately $10.6 million of amortization of deferred debt issuance costs and $24.5 million of interest paid in kind.
Interest expense for Fiscal 2007 aggregated $150.4 million compared to $0.1 million of the prior year. This increase is primarily the result of interest expense associated with the financing of the acquisition of the Company. Included in interest expense for Fiscal 2007 is approximately $7.1 million of amortization of deferred debt issuance costs.

Income taxes
In Fiscal 2008, our income tax expense was $1.5 million and our effective income tax rate was (0.2)% compared to income tax expense of $13.8 million and an effective income tax rate of (46.8)% for Fiscal 2007. For fiscal 2006, our income tax expense was $79.9 million and our effective income tax rate was 29.7%. Our effective income tax rate for Fiscal 2008 reflects the non-deductible nature of the goodwill and joint venture impairment charges aggregating $322.5 million, as well an increase of $95.8 million to our valuation allowance on deferred tax assets generated by our U.S. operations. We increased our valuation allowance due to a lack of sufficient accounting evidence that it was more likely than not that our deferred tax assets would be realized. Our effective income tax rate for Fiscal 2007 reflects benefits due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, partially offset by the additional tax expense of $10.6 million associated with non-deductible transaction costs related to the Merger, and of $22.0 million related to the repatriation of foreign earnings to fund, in part, the acquisition of the Company. Our effective income tax rate for Fiscal 2006 includes net benefits of approximately $5.3 million related to the settlement of certain multi-year foreign and domestic income tax audits.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Ended	Through	Through	Ended
	January 31,	February 2,	February 2,	May 28,	February 3,
	2009	2008	2008	2007	2007
Net sales	$907,486	$995,469	$702,986	$292,483	$1,024,009
Increase (decrease) in same store sales	(9.2)%	(2.6)%	(4.2)%	1.3%	2.5%
Gross profit percentage	48.5%	52.0%	51.5%	53.1%	53.6%
Number of stores at the end of the period (1)	2,026	2,135	2,135	2,124	2,133

(1)	Number of stores excludes stores operated under franchise agreements outside of North America and joint venture stores.
Net sales
Net sales in North America during Fiscal 2008 decreased by $88.0 million, or 8.8%, from Fiscal 2007. This decrease was primarily attributable to a decrease in same store sales of $87.6 million, or 9.2%, and a decrease of $2.6 million resulting from foreign currency translation of our foreign operations, partially offset by new store revenue, net of store closures, of $0.5 million and a net increase of $1.7 million from increased sales to franchisees.
The decrease in same store sales in North America was primarily attributable to a decrease in the average number of transactions per store of 14.6%, partially offset by an increase in average retail price per transaction.

At the end of Fiscal 2008, we closed 118 stores in North America that were performing below our expectations. These stores accounted for 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of $0.7 million in Fiscal 2008.
Net sales in North America during Fiscal 2007 decreased by $28.5 million, or 2.8%, from Fiscal 2006. The decrease in net sales was primarily attributable to same store sales decrease of $25.2 million or 2.6%, the loss of $15.5 million of sales generated during the 53rd week of Fiscal 2006, which were partially offset by approximately $5.1 million in sales generated from new stores, net of store closures and an increase of $4.9 million resulting from foreign currency translation of our Canadian operations, and increases in sales to our franchisees of $2.2 million.
The decrease in same store sales in North America in Fiscal 2007 compared to the prior year was primarily attributable to a decrease in the average number of transactions per store of 2.2%.
Gross profit
In Fiscal 2008, gross profit percentage decreased by 350 basis points compared to the prior fiscal year. This decrease was comprised of a 330 basis point loss of operating leverage in occupancy and buying costs, a 10 basis point decline due to non-recurring PET costs and a 20 basis point decline due to the closure of 118 stores in January 2009, partially offset by a 10 basis point increase in merchandise margin.
Gross profit percentage decreased 160 basis points for Fiscal 2007 compared to Fiscal 2006. A 40 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 200 basis point decline in margin.
The following table compares our sales of each product category for the last three fiscal years:

	Successor Entity		Successor Entity	Predecessor Entity
		Combined	May 29, 2007
	Fiscal Year Ended	Fiscal Year Ended	Through	Feb. 4, 2007	Fiscal Year Ended
	January 31,	February 2,	February 2,	Through	February 3,
% of Total	2009	2008	2008	May 28, 2007	2007

Accessories	44.1	42.8	43.7	40.6	38.0
Jewelry	55.9	57.2	56.3	59.4	62.0

	100.0	100.0	100.0	100.0	100.0

Accessories as a percentage of our net sales have been increasing in the past three years.
Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Successor Entity		Successor Entity	Predecessor Entity
		Combined	May 29, 2007	Feb. 4, 2007
	Fiscal Year Ended	Fiscal Year Ended	Through	Through	Fiscal Year Ended
	January 31,	February 2,	February 2,	May 28,	February 3,
	2009	2008	2008	2007	2007
Net sales	$505,474	$515,362	$382,946	$132,416	$456,978
Increase (decrease) in same store sales	(2.5)%	(0.2)%	0.2%	(1.2)%	(0.9)%
Gross profit percentage	50.0%	51.5%	52.8%	47.8%	52.7%
Number of stores at the end of the period (1)	943	905	905	879	859

(1)	Number of stores excludes stores operated under franchise agreements outside of North America and joint venture stores.

Net sales
Net sales in Fiscal 2008 decreased $9.9 million, or 1.9%, from Fiscal 2007. This decrease was primarily attributable to a decrease in same store sales of $12.2 million, or 2.5%, and a decrease of $14.5 million resulting from foreign currency translation of our foreign operations, partially offset by new store revenue, net of store closures, of $16.8 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 6.0%, partially offset by an increase in average retail price per transaction.
Net sales in our European division during Fiscal 2007 increased by $58.4 million, or 12.8%, over Fiscal 2006. The increase in net sales was primarily attributable to an increase of $39.3 million resulting from the weakening U.S. Dollar when translating our foreign operations at higher exchange rates and new store revenue, net of store closures, of $27.2 million; offset by same store sales decrease of 0.2% or $0.9 million during the period and the loss of $7.2 million of sales that were generated during the 53rd week of Fiscal 2006. The decrease in same store sales in Europe was primarily driven by a decrease in the average number of transactions per store of 1.0%, which was offset by an increase of 1.0% in average transaction value.
Gross profit
In Fiscal 2008, gross profit percentage decreased by 150 basis points compared to the prior fiscal year. This decrease was comprised of a 190 basis point loss of operating leverage in occupancy and buying costs and a 40 basis point decrease due to non-recurring PET costs partially offset by an 80 basis point increase in merchandise margin.
Gross profit percentage decreased 120 basis points for Fiscal 2007 compared to Fiscal 2006. A 30 basis point improvement in merchandise margin was more than offset by a loss of operating leverage in occupancy and buying costs that resulted in a 150 basis point decline in margin.
The following table compares our sales of each product category for the last three fiscal years:

	Successor Entity		Successor Entity	Predecessor Entity
		Combined	May 29, 2007
	Fiscal Year Ended	Fiscal Year Ended	Through	Feb. 4, 2007	Fiscal Year Ended
	January 31,	February 2,	February 2,	Through	February 3,
% of Total	2009	2008	2008	May 28, 2007	2007

Accessories	57.2	53.5	54.0	52.1	51.7
Jewelry	42.8	46.5	46.0	47.9	48.3

	100.0	100.0	100.0	100.0	100.0

Accessories as a percentage of our net sales have been increasing in the past three years.
Liquidity and Capital Resources
Prior to the Transactions, our operating liquidity requirements were funded through internally generated cash flow from normal sales and cash on hand. The Company’s primary uses of cash after the consummation of the Transactions are working capital requirements, new store expenditures, and debt service requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2008 than in prior years as a result of the Credit Facility and Notes described below. Our current capital structure generates losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. The Company anticipates that the existing cash and cash equivalents and cash generated from operations will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors.”

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
Between July 20, 2007 and August 3, 2007, the Company entered into three interest swap agreements to manage exposure to interest rate changes related to the senior secured term loan facility. The interest rate swaps result in the Company paying a fixed rate of 5.11%, plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 7.86% at January 31, 2009, on a notional amount of $435.0 million of the senior secured term loan.
In addition to paying interest on outstanding principal under our Credit Facility, we are required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. We must also pay customary letter of credit fees and agency fees. At January 31, 2009, the weighted average interest rate for borrowings outstanding under our Credit Facility was 3.42% per annum.
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

Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the Lehman Brothers affiliate’s portion. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. The interest rate on the Revolver on January 31, 2009 was 2.7%.
Notes
In connection with the Transactions, we also issued a series of notes.
Our senior notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015; and (2) $350.0 million of 9.625%/10.375% senior toggle notes due 2015. The $250.0 million senior notes are unsecured obligations, mature on June 1, 2015 and bear interest at a rate of 9.25% per annum. The $350.0 million senior toggle notes are senior obligations and will mature on June 1, 2015. For any interest period through June 1, 2011, we may, at our option, elect to pay interest on the senior toggle notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding senior toggle notes or by issuing payment-in-kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. After June 1, 2011, we will make all interest payments on the senior toggle notes in cash. Cash interest on the senior toggle notes will accrue at the rate of 9.625% annum and be payable in cash. PIK interest on the senior toggle notes will accrue at the cash interest rate per annum plus 0.75% and be payable by issuing PIK notes. When we make a PIK interest election, our debt increases by the amount of such interest and we issue PIK notes on the scheduled semi-annual payment dates.
We also issued 10.50% senior subordinated notes due 2017 in an initial aggregate principal amount of $335.0 million. The senior subordinated notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum.
Interest on the notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 2007. The notes are also subject to certain redemption and repurchase rights as described in Note 5 to the Consolidated Financial Statements.
The indentures governing the notes have certain negative covenants, the majority of which would not apply if at any date, the notes have Investment Grade Ratings from both of the rating agencies of Moody’s Investment Service, Inc. and Standards & Poor’s Rating Group and no event of default has occurred.
On May 14, 2008, we elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 1, 2008 through November 30, 2008. On December 1, 2008, we increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 1, 2008 through November 30, 2008. We continued the election to pay interest in kind for the interest period from December 1, 2008 through May 31, 2009. Payment in kind interest accrued for the period from December 2, 2008 through January 31, 2009 of approximately $6.3 million is included in long-term debt in the accompanying Consolidated Balance Sheet as of January 31, 2009. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest payments through June 1, 2011.
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

Our non-U.S. subsidiaries have bank credit facilities totaling $3.7 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 31, 2009, the entire amount of $3.7 million was available for borrowing by us, subject to reduction for $1.8 million of outstanding bank guarantees.
Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Successor Entity		Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Ended	Through	Through	Ended
	January 31,	February 2,	February 2,	May 28,	February 2,
	2009	2008	2008	2007	2008

Operating activities	$1,373	$6,795	$(35,851)	$42,646	$232,250
Investing activities	(60,756)	(3,140,441)	(3,112,372)	(28,069)	(99,256)
Financing activities	179,500	2,874,807	2,880,810	(6,003)	(224,584)
Our working capital at the end of Fiscal 2008 was $171.7 million compared to $59.2 million at the end of Fiscal 2007, an increase of $112.5 million. The increase in working capital reflects the increase in cash and cash equivalents of $118.6 million, due primarily to the borrowing of $194.0 million from our Revolver as discussed above, net of our capital expenditures of $59.4 million and $14.5 million of principal payments on our Credit Facility.
Cash flows from operating activities
We generated cash from operating activities of $1.4 million and $6.8 million in Fiscal 2008 and 2007, respectively. This decrease of $5.4 million was primarily related to an increase of $45.0 million of interest paid on the debt related to the Acquisition for a full twelve month period compared to only eight months during Fiscal 2007, and a reduction of $35.4 million of operating income before impairment of assets and depreciation and amortization expense, offset by $75.0 million of working capital and other balance sheet changes. We generated cash flows from operating activities of $232.3 million in Fiscal 2006, which was prior to the Acquisition and thus, had virtually no interest payments.
Cash flows from investing activities
Cash used in investing activities for Fiscal 2008 and Fiscal 2007 aggregated $60.8 million and $3.1 billion, respectively. The majority of the cash used in investing activities in Fiscal 2007 was directly attributable to the cash and cash equivalents used to fund the Acquisition. We funded these investing activities primarily from the financing activities discussed below.
Capital expenditures were $59.4 million, $86.5 million and $95.2 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, primarily to remodel existing stores, open new stores and to improve technology systems. In Fiscal 2009, we expect to fund a total of approximately $25.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash flows from financing activities
Cash provided by financing activities for Fiscal 2008 and Fiscal 2007 aggregated $179.5 million and $2.9 billion, respectively. The cash provided by financing activities in Fiscal 2008 was due to the draw on the Revolver of $194.0 million as discussed above, net of $14.5 million of principal payments on our Credit Facility.
In Fiscal 2007, we raised $1.45 billion from our Credit Facility and $935.0 million from our note offerings, an aggregate of $2.4 billion from debt. As part of the Transactions, our Sponsor contributed $595.7 million in capital. Therefore, the capital raised to fund the Acquisition was $2.98 billion. We paid $77.4 million of debt issuance costs from these proceeds and used the remainder from existing cash and cash equivalents to fund the Acquisition. We paid $7.9 million upon the acquisition of the Company to holders of the predecessor entity stock options. We also paid in Fiscal 2007 the first two quarterly installments of principal payments on our Credit Facility aggregating $7.3 million.
During Fiscal 2006, we used $199.7 million of cash and cash equivalents to repurchase outstanding stock. We paid dividends of $16.3 million and $37.6 million in Fiscal 2007 and Fiscal 2006, respectively. These dividends were declared prior to the Acquisition. No dividends have been declared by the Company since the Acquisition.
On May 14, 2008, we elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 1, 2008 through November 30, 2008. On December 1, 2008, we increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 1, 2008 through November 30, 2008. We continued the election to pay interest in kind for the interest period from December 1, 2008 through May 31, 2009. Payment in kind interest accrued for the period from December 2, 2008 through January 31, 2009 of approximately $6.3 million is included in long-term debt in the accompanying Consolidated Balance Sheet as of January 31, 2009. The election to pay interest in kind continues unless we take action to discontinue this option. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
The Company or its affiliates may, from time to time, purchase portions of the Company’s indebtedness.
Cash position
As of January 31, 2009, we had cash and cash equivalents of $204.6 million and substantially all of such cash equivalents consisted of US Treasury Securities.
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors”.
Current market conditions
The current distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, and has had a negative impact on credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with our CSI and PET projects, scaled back planned capital expenditures for Fiscal 2009 and have implemented a conservative approach to discretionary spending. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows or cause a tightening of trade credit that may negatively affect our liquidity.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.
Inventory Valuation
Our inventories in North America are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost to retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. The inventories in Europe are accounted for under the lower of cost or market method, with cost determined using the average cost method at an individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns. Merchandise inventory levels are monitored to identify slow-moving items and markdowns are used to clear such inventories. Changes in consumer demand of our products could affect our retail prices, and therefore impact the retail method and lower of cost or market valuations.
Valuation of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment. During Fiscal 2008 and Fiscal 2007, impairment charges of approximately $2.5 million were recorded related to store asset impairment and $3.5 million was recorded relating to computer software impairment, respectively. We recorded no material impairment charges during Fiscal 2006.
Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment loss of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We measure impairment of goodwill utilizing a discounted cash flow model for each of our reporting units. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates related to growth rates, margins, working capital requirements, capital expenditures and cost of capital assumptions, among others, for which we utilize certain market participant-based assumptions using third-party industry projections, economic projections or other market place data we believe to be reasonable. The estimated enterprise value for each reporting unit is then compared to our net assets for each reporting unit. If the balance of the goodwill exceeds the estimated discounted cash flows, the excess of the balance is written off. Future cash flows may not meet projected amounts, which could result in impairment. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. As a result of our impairment analysis in Fiscal 2008 related to goodwill, we recognized a non-cash impairment charge of

$297.0 million. We also performed these analyses during Fiscal 2007 and Fiscal 2006 and recorded no impairment charges.
Intangible Asset Impairment
Intangible assets include tradenames, franchise agreements, lease rights, non-compete agreements and leases that existed at the date of acquisition with terms that were favorable to market at that date. We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives, residual values or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future.
We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. As a result of our impairment analysis in Fiscal 2008 related to intangible assets, we recognized a non-cash impairment charge of $199.0 million. We also performed these analyses during Fiscal 2007 and Fiscal 2006 and recorded no impairment charges.
Prior to Fiscal 2006, we concluded that certain intangible assets, comprised primarily of lease rights in our stores in France, qualified as indefinite-life intangible assets. The fair market value of the lease rights was determined through the use of third-party valuations. In addition, prior to Fiscal 2006, we made investments in intangible assets upon the opening and acquisition of many of our other store locations in Europe. These other intangible assets are subject to amortization and are amortized over the useful lives of the respective leases, not to exceed 25 years. During Fiscal 2006, we determined that our lease rights in France, which we previously accounted for as indefinite-life intangible assets, would be more appropriately accounted for as either intangible assets with finite lives or as initial direct costs of the related lease. Accordingly, intangible assets with finite lives and initial direct costs of the lease are now amortized to their estimated residual value on a straight line basis over the term of the lease. Changes in economic market conditions could affect valuation estimates on the residual value of our lease rights, requiring a change in amortization of these assets over the life of the asset. The decision to change our accounting for lease rights in France did not have a material impact on our financial position, results of operations or cash flows.
Investment in Joint Venture
We account for our investment in the joint venture using the equity method. We evaluate the market value of the joint venture periodically utilizing a discounted cash flow model and comparing the current fair value of the investment to its carrying value. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital, among others. Changes in any of the assumptions utilized could affect the fair value of the investment in the joint venture and result in an other-than-temporary decline it its value. A prolonged decrease in consumer spending would require us to modify our model and cash flow estimate, which may result in an other than temporary decline in value and write down of our carrying value of our investment in the joint venture. As a result of our impairment analysis in Fiscal 2008 related to the investment in the joint venture, we recognized a non-cash impairment charge of $25.5 million. We also performed these analyses during Fiscal 2007 and Fiscal 2006 and recorded no impairment charges.

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
Our judgment is required in determining any valuation allowance recorded against deferred tax assets, specifically net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
In the fourth quarter of Fiscal 2008, we recorded a charge of $95.8 million to establish a valuation allowance against our deferred tax assets in the U.S. We concluded that such a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as the cumulative losses in recent fiscal years in our U.S. operations. While our long-term financial outlook in the U.S. remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from our recent U.S. cumulative losses. Our conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.
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
Stock-Based Compensation
We issue stock options and other stock-based awards to executive management, key employees and directors under our stock-based compensation plans. Prior to Fiscal 2006, we accounted for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock awards which qualified as fixed grants under APB No. 25, such as our time-vested stock awards, were accounted for at fair value at date of grant. The compensation expense was recorded over the related vesting period in a systematic and rational manner consistent with the lapse of restrictions on the shares.
Other stock awards, such as long-term incentive plan awards, were accounted for at fair value at the date it became probable that performance targets required to receive the award would be achieved. The compensation expense was recorded over the related vesting period. Determining the number of shares expected to be awarded under the long-term incentive plan required judgment in determining the performance targets to be achieved over the period covered by the plan. If actual results differ significantly from those estimated, stock-based compensation expense and our results of operations could be materially impacted.
Stock options were accounted for under the intrinsic value method of APB No. 25. Modifications to option awards were accounted for under the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” The modification to accelerate vesting of outstanding options required an estimate of options which would have expired or been forfeited unexerciseable absent the modification to accelerate.
On January 29, 2006, we adopted SFAS No. 123R “Share-Based Payment”, using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See note 8 in the Notes to Consolidated Financial Statements for additional information.
Under SFAS No. 123R, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Compensation expense for time-vested stock awards granted in Fiscal 2008 and Fiscal 2007 was recorded over the requisite service period using the graded-vesting method.
The fair value of time and the buy one, get one (“BOGO”) options granted during Fiscal 2007 and Fiscal 2008 were determined using the Black-Scholes option-pricing model. The fair value of performance based stock options issued during Fiscal 2007 and Fiscal 2008 was based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.
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
Our estimates of stock price volatility, interest rate, grant date fair value and expected life of options and restricted stock are affected by illiquid credit markets, consumer spending and current and future economic conditions. As future events and their effects can not be determined with precision, actual results could differ significantly from our estimates.
Derivatives and Hedging
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. In accordance with SFAS No. 133, the Company reports all derivative financial instruments on its balance sheet at fair value. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.
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
The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in accumulated other comprehensive income (loss) on the consolidated balance sheets, to the extent that hedges are effective. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the consolidated statements of operations. We adopted SFAS No. 157, “Fair Value Measurements” on February 1, 2009, which required the Company to include credit valuation adjustment risk in the calculation of fair value.
The Company may at its discretion terminate or change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the consolidated statement of operations at that time.
Contractual Obligations and Off Balance Sheet Arrangements
We finance certain leasehold improvements and equipment used in our stores through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for these leasehold improvements and equipment is recorded during the term of the lease contract in our consolidated financial statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon.

The following table sets forth our contractual obligations requiring the use of cash as of January 31, 2009:

	Payments Due by Period
Contractual Obligations			2-3	4-5		More than 5
(in millions)	Total	1 year	years	years		years

Operating leases for real estate	$1,118.3	$183.6	$323.4	$259.1		$352.2

Operating leases for equipment, leasehold improvements, and equipment purchases	3.9	1.9	1.9	—		0.1

Long-term debt obligations	2,681.4	14.5	29.0	223.0	(1)	2,414.9	(2)
Letters of credit	6.0	6.0	—	—		—
Interest (3)	1,008.1	131.1	283.6	346.0		247.4

Total	$4,817.7	$337.1	$637.9	$828.1		$3,014.6

(1)	Includes $194.0 million under our revolving credit facility.

(2)	Includes $959.5 million under our Notes and, $1,355.8 million under our Credit Facility.

(3)	Represents interest expected to be paid on our debt and does not assume any debt repurchases or prepayments, other than scheduled amortization of our Credit Facility. Projected interest on variable rate debt is based on the 90 day LIBOR rate in effect on January 30, 2009, plus the applicable LIBOR margin of 2.75%, and the impact through June 2010 of interest rate swaps discussed in Note 9 to the consolidated financial statements.
The contractual obligations in the table above for our foreign entities have been translated to U.S. Dollars at March 27, 2009 exchange rates.
We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act.
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2008 were 23%, 25%, 24% and 28%, respectively. See note 13 of our consolidated financial statements for our quarterly results of operations.
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
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company must adopt the FSP for its fiscal year beginning February 1, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP FAS No. 157-3”) which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a significant impact on our financial condition, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.
In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion

No. 18 “The Equity Method Accounting for Investments in Common Stock.” The consensus of the EITF will not require us to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, we would be required to recognize its proportionate share of impairment charges recognized by Claire’s Nippon. We are also required to perform an overall other than temporary impairment test of our investment in accordance with APB No. 18. EITF is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The adoption of EITF No. 08-6 is not expected to have a material impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Cash and cash equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. As of January 31, 2009, approximately 75% of cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At January 31, 2009, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income (loss) are $(27.1) million, $17.2 million, $8.4 million and $12.9 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translation during Fiscal 2008, the period from May 29, 2008 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively. Based on the extent of our foreign operations in Fiscal 2009, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 18.4% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China, which could have a significant effect on our results of operations.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At January 31, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1.44 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June

30, 2010. The Swaps have been designated as cash flow hedges. At January 31, 2009 and February 2, 2008, the estimated fair value of the Swaps were liabilities of approximately $19.7 million and $22.6 million, respectively, and were recorded, net of tax, as a component in other comprehensive income (loss).
At January 31, 2009, we had fixed rate debt of $960 million and variable rate debt of $1.62 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of January 31, 2009, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.9 million, net.
General Market Risk
Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which the company has little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the U.S. and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly affected in the future. We can not predict whether, when or the manner in which the economic conditions described above will change. See also “Risk Factors”.

Item 8. Financial Statements and Supplementary Data

Page No.

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	48

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	49

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year ended January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	50

Consolidated Statements of Cash Flows for the fiscal year ended January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	51

Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 31, 2009 (Successor Entity) and February 2, 2008 (Successor Entity), and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the fiscal year ended January 31, 2009 (Successor Entity), the period May 29, 2007 to February 2, 2008 (Successor Entity), the period February 4, 2007 to May 28, 2007 (Predecessor Entity), and the fiscal year ended February 3, 2007 (Predecessor Entity). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 31, 2009 (Successor Entity) and February 2, 2008 (Successor Entity), and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the fiscal year ended January 31, 2009 (Successor Entity), the period May 29, 2007 to February 2, 2008 (Successor Entity), the period February 4, 2007 to May 28, 2007 (Predecessor Entity), and the fiscal year ended February 3, 2007 (Predecessor Entity) in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, effective February 3, 2008, the Company adopted certain provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 157, Fair Value Measurements.
As discussed in Note 11 to the consolidated financial statements, effective February 4, 2007, the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
/s/ KPMG LLP
April 27, 2009
Tampa, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204,574	$85,974
Inventories	103,691	117,679
Prepaid expenses	31,837	37,315
Other current assets	27,079	37,658

Total current assets	367,181	278,626

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	143,702	130,130
Leasehold improvements	214,007	211,163

	379,997	363,581
Less accumulated depreciation and amortization	(113,926)	(53,972)

	266,071	309,609

Intangible assets, net of accumulated amortization of $19,371 and $4,762, respectively	587,125	777,130
Deferred financing costs, net of accumulated amortization of $17,646 and $7,079, respectively	59,944	70,511
Other assets	56,428	71,754
Goodwill	1,544,346	1,840,867

	2,247,843	2,760,262

Total assets	$2,881,095	$3,348,497

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$53,237	$56,089
Current portion of long-term debt	14,500	14,500
Income taxes payable	6,477	12,191
Accrued interest payable	13,316	19,536
Accrued expenses and other current liabilities	107,974	117,076

Total current liabilities	195,504	219,392

Long-term debt	2,373,272	2,363,250
Revolving Credit Facility	194,000	—
Deferred tax liability	112,829	139,506
Deferred rent expense	18,462	10,572
Unfavorable lease obligations and other long-term liabilities	42,871	10,577

	2,741,434	2,523,905

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	609,427	601,201
Accumulated other comprehensive income (loss), net of tax	(22,319)	3,358
Retained earnings (deficit)	(642,951)	641

	(55,843)	605,200

Total liabilities and stockholders’ equity (deficit)	$2,881,095	$3,348,497

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31,	February 2,	May 28,	February 3,
	2009	2008	2007	2007
Net sales	$1,412,960	$1,085,932	$424,899	$1,480,987
Cost of sales, occupancy and buying expenses	720,351	521,384	206,438	691,646

Gross profit	692,609	564,548	218,461	789,341

Other expenses (income):
Selling, general and administrative	518,233	354,875	154,409	481,979
Depreciation and amortization	85,093	61,451	19,652	56,771
Impairment of assets	523,990	3,478	73	—
Severance and transaction-related costs	15,928	7,319	72,672	—
Other income	(4,499)	(3,088)	(1,476)	(3,484)

	1,138,745	424,035	245,330	535,266

Operating income (loss)	(446,136)	140,513	(26,869)	254,075
Interest expense (income), net	195,947	147,892	(4,876)	(14,575)

Income (loss) before income taxes	(642,083)	(7,379)	(21,993)	268,650
Income tax expense (benefit)	1,509	(8,020)	21,779	79,888

Net income (loss)	$(643,592)	$641	$(43,772)	$188,762

Net income (loss)	$(643,592)	$641	$(43,772)	$188,762
Foreign currency translation and interest rate swap adjustments, net of tax	(25,677)	3,358	8,440	12,920

Comprehensive income (loss)	$(669,269)	$3,999	$(35,332)	$201,682

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

	Number of		Number of			Accumulated
	shares of	Class A	shares of		Additional	other	Retained
	Class A	common	common	Common	paid-in	comprehensive	earnings
Predecessor Entity	common stock	stock	stock	stock	capital	income (loss), net	(deficit)	Total
Balance: January 28 2006	4,896	$245	94,581	$4,729	$60,631	$21,036	$781,677	$868,318
Net income	—	—	—	—	—	—	188,762	188,762
Class A common stock converted to common stock	(27)	(2)	27	2	—	—	—	—
Cash dividends ($0.40 per common share and $0.20 per Class A common share)	—	—	—	—	—	—	(37,553)	(37,553)
Stock options exercised, including tax benefit	—	—	619	31	12,618	—	—	12,649
Stock repurchased	—	—	(7,097)	(356)	—	—	(199,319)	(199,675)
Restricted stock, net of unearned compensation	—	—	19	1	1,287	—	—	1,288
Long-term incentive plan	—	—	54	3	950	—	—	953
Foreign currency translation adjustment, net of tax	—	—	—	—	—	12,920	—	12,920

Balance: February 3, 2007	4,869	243	88,203	4,410	75,486	33,956	733,567	847,662
Net loss for period from Feb. 4, 2007 to May 28, 2007	—	—	—	—	—	—	(43,772)	(43,772)
Cash dividends ($0.18 per common share and $0.09 per Class A common share)	—	—	—	—	—	—	(16,317)	(16,317)
Stock options exercised, including tax benefit	—	—	—	—	177	—	—	177
Restricted stock	—	—	—	—	1,851	—	—	1,851
Option conversion payment	—	—	—	—	(7,924)	—	—	(7,924)
Tax benefit options	—	—	—	—	2,885	—	—	2,885
Long-term incentive plan, net of amount reclassified as liabilities upon acquisition	—	—	—	2	(933)	—	—	(931)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	8,440	—	8,440

Balance: May 28, 2007 (prior to acquisition)	4,869	243	88,203	4,412	71,542	42,396	673,478	792,071
Successor Entity
Acquisition transaction	(4,869)	(243)	(88,103)	(4,412)	524,133	(42,396)	(673,478)	(196,396)

Capital contribution	—	—	100	—	595,675	—	—	595,675
Net income for period May 29, 2007 to February 2, 2008	—	—	—	—	—	—	641	641
Stock option expense	—	—	—	—	5,092	—	—	5,092
Restricted stock, net of unearned compensation	—	—	—	—	434	—	—	434
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	3,358	—	3,358

Balance: February 2, 2008	—	—	100	—	601,201	3,358	641	605,200
Net loss	—	—	—	—	—	—	(643,592)	(643,592)
Stock option expense	—	—	—	—	7,783	—	—	7,783
Restricted stock, net of unearned compensation	—	—	—	—	443	—	—	443
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(25,677)	—	(25,677)

Balance: January 31, 2009	—	—	100	—	$609,427	$(22,319)	$(642,951)	$(55,843)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4. 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31, 2009	Feb. 2, 2008	May 28, 2007	February 3, 2007
Cash flows from operating activities:
Net income (loss)	$(643,592)	$641	$(43,772)	$188,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85,093	61,451	19,652	56,771
Impairment of assets	523,990	3,478	73	—
Amortization of lease rights and other assets	2,059	1,313	622	1,489
Amortization of debt issuance costs	10,567	7,079	—	—
Payment in kind interest expense	24,522	—	—	—
Net accretion of favorable (unfavorable) lease obligations	(1,856)	—	—	—
(Gain) loss on sale/retirement of property and equipment, net	(183)	592	1,201	2,361
Gain on sale of intangible assets	(1,372)	—	—	5
Excess tax benefit from stock compensation	—	—	(2,885)	(3,648)
Stock compensation expense	8,226	5,526	8,946	7,080
(Increase) decrease in:
Inventories	6,482	16,838	(10,932)	(5,105)
Prepaid expenses	(1,087)	(6,551)	6,389	(16,441)
Other assets	(9,085)	(31,144)	(2,941)	(10,725)
Increase (decrease) in:
Trade accounts payable	7,372	(32,987)	31,202	3,444
Income taxes payable	(10,710)	4,076	(11,732)	2,184
Accrued expenses and other current liabilities	3,032	(73,060)	39,727	6,853
Accrued interest payable	(6,219)	19,531	—	—
Deferred income taxes	(4,809)	(18,508)	6,723	(4,558)
Deferred rent expense	8,943	5,874	373	3,778

Net cash provided by (used in) operating activities	1,373	(35,851)	42,646	232,250

Cash flows from investing activities:
Acquisition of property and equipment	(59,405)	(58,484)	(27,988)	(95,192)
Acquisition of Predecessor Entity, net of cash acquired	—	(3,053,334)	—	—
Proceeds from sale of property and equipment	104	—	—	881
Acquisition of intangible assets	(1,971)	(554)	(81)	(4,945)
Proceeds from sale of intangible assets	516	—	—	—

Net cash used in investing activities	(60,756)	(3,112,372)	(28,069)	(99,256)

Cash flows from financing activities:
Credit Facility proceeds	194,000	1,450,000	—	—
Credit Facility payments	(14,500)	(7,250)	—	—
Note offerings proceeds	—	935,000	—	—
Capital contribution	—	595,675	—	—
Exercised stock option proceeds	—	—	177	8,996
Purchase and retirement of common stock	—	—	—	(199,675)
Excess tax benefit from stock compensation	—	—	2,885	3,648
Option conversion payment	—	(7,924)	—	—
Financing fees paid	—	(77,439)	—	—
Dividends paid	—	(7,252)	(9,065)	(37,553)

Net cash provided by (used in) financing activities:	179,500	2,880,810	(6,003)	(224,584)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,517)	2,911	1,025	1,345

Net increase (decrease) in cash and cash equivalents	118,600	(264,502)	9,599	(90,245)
Cash and cash equivalents at beginning of period	85,974	350,476	340,877	431,122

Cash and cash equivalents at end of period	$204,574	$85,974	$350,476	$340,877

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4. 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31, 2009	Feb. 2, 2008	May 28, 2007	February 3, 2007
Supplemental disclosure of cash flow information:
Income taxes paid	$14,227	$10,464	$22,820	$79,100
Interest paid	168,567	123,620	86	118
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
Apollo and the Sponsors, collectively, contributed approximately $595.7 million as equity to Bauble Acquisition Sub, Inc. immediately prior to the Merger. Shortly after the Merger, certain employees and directors participated in a voluntary stock purchase program and invested approximately $8.8 million in Claire’s Inc. common stock.
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
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The consolidated financial statements presented for the fiscal year ended February 3, 2007, and the period from February 4, 2007 through May 28, 2007, are shown under the Predecessor Entity caption. The consolidated financial statements for the Successor Entity as of January 31, 2009 and February 2, 2008, the fiscal year ended January 31, 2009 and for the period from May 29, 2007 to February 2, 2008 show the financial condition and results of operations of the Successor Entity.
A reconciliation of the preliminary purchase price adjustments recorded in connection with the Transactions is presented below (in thousands):

	Predecessor Entity		Successor Entity
	May 28,	Transaction	May 29,
	2007	Adjustments	2007

ASSETS
Current assets:
Cash and cash equivalents	$350,476	$(186,053)	$164,423
Inventories	133,156	—	133,156
Prepaid expenses	29,792	—	29,792
Other current assets	36,378	—	36,378

Total current assets	549,802	(186,053)	363,749

Property and equipment:
Land and buildings	17,272	5,016	22,288
Furniture, fixtures and equipment	289,974	(194,125)	95,849
Leasehold improvements	305,469	(120,083)	185,386

	612,715	(309,192)	303,523
Less accumulated depreciation and amortization	(336,240)	336,240	—

	276,475	27,048	303,523

Intangible assets, net	55,629	753,424	809,053
Deferred debt issuance costs, net	—	77,411	77,411
Other assets	35,589	27,570	63,159
Goodwill	201,552	1,638,181	1,839,733

	292,770	2,496,586	2,789,356

Total assets	$1,119,047	$2,337,581	$3,456,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,854	$(753)	$87,101
Current portion of long-term debt	—	10,875	10,875
Income taxes payable	11,355	3,611	14,966
Accrued expenses and other current liabilities	170,444	531	170,975

Total current liabilities	269,653	14,264	283,917

Long-term debt	—	2,374,125	2,374,125
Deferred tax liability	21,534	131,279	152,813
Deferred rent expense	26,808	(26,808)	—
Unfavorable lease obligations and other long-term liabilities	8,981	41,117	50,098

	57,323	2,519,713	2,577,036

Stockholders’ equity	792,071	(196,396)	595,675

Total liabilities and stockholders’ equity	$1,119,047	$2,337,581	$3,456,628

As a result of the allocation of purchase price to assets and liabilities based on estimated fair market values at date of acquisition, the Company recognized approximately $809.1 million of intangible assets. The value of these assets was determined by the Company based on appraisals. The intangible assets and their estimated fair values recognized as of the acquisition date consisted of:
•	Tradenames — $646.1 million.

•	Lease rights — $73.6 million (including residual value of approximately $62 million).

•	Franchise agreements — $53.0 million.

•	Favorable lease obligations — $31.9 million

•	Covenants not to compete — $4.5 million.
The unaudited pro forma results of operations provided below for the fiscal years ended February 2, 2008 and February 3, 2007 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(in thousands)
	(unaudited)

Net sales	$1,510,831	$1,480,987
Depreciation and amortization	92,177	87,567
Transaction-related costs	7,319	7,319
Operating income	175,682	212,878
Interest expense, net	218,133	210,775
Income (loss) before income taxes	(42,451)	2,103
Net income (loss)	(18,054)	25,902
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
Use of Estimates — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets, investment in joint venture and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year ended January 31, 2009 (“Fiscal 2008”) consisted of 52 weeks. Fiscal year ended February 2, 2008 (“Fiscal 2007”) consisted of 52 weeks and is presented separately for the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”). Fiscal year ended February 3, 2007 (“Fiscal 2006”) consisted of 53 weeks.
Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 31, 2009, approximately 76% of cash and cash equivalents were maintained primarily in two money market funds that were invested exclusively in U.S. Treasury securities.
Approximately $1.5 million, $2.4 million, $5.0 million and $14.7 million of interest income for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 respectively, is included in interest expense (income), net.
Inventories — Merchandise inventories are stated at the lower of cost or market. As of January 31, 2009, cost is determined by the first-in, first-out basis using the retail method in North America and average cost method, at an individual item level for Europe. Merchandise inventory value is reduced if the selling price is marked below cost.
Prepaid Expenses — Prepaid expenses as of January 31, 2009 and February 2, 2008 included the following components (in thousands):

	January 31, 2009	February 2, 2008
Prepaid rent and occupancy	$28,183	$32,135
Prepaid insurance	1,585	1,781
Other	2,069	3,399

Total prepaid expenses	$31,837	$37,315

Other Current Assets — Other current assets as of January 31, 2009 and February 2, 2008 included the following components (in thousands):

	January 31,	February 2,
	2009	2008
Credit card and other receivables	$12,943	$11,495
Store supplies	6,533	6,519
Deferred tax assets, net of valuation allowance	3,815	19,474
Income taxes receivable	3,788	—
Other	—	170

Total other current assets	$27,079	$37,658

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
Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment under the provisions of Financial Accounting Standards Board, (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the net book value of an asset to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of the carrying amount over the fair value of the asset. The fair value is estimated based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. As discussed in Note 3, we recorded non-cash impairment charges related to long-lived assets of $2.5 million, $3.5 million and $0.1 million in Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. We recorded no impairment charges related to long-lived assets in Fiscal 2006.
Goodwill — As discussed in Note 1 above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. The purchase price was allocated to assets and liabilities based on estimated fair market values at the date of acquisition. On the acquisition date, the Company eliminated the unamortized goodwill existing on May 28, 2007. The remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.
SFAS No. 142 requires the Company to perform a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s statements of operations. As discussed in Note 3, the Company recorded a non-cash impairment charge in Fiscal 2008 related to goodwill of $297.0 million.
Other Assets — Other assets as of January 31, 2009 and February 2, 2008 included the following components (in thousands):

	January 31,	February 2,
	2009	2008
Investment in Claire’s Nippon joint venture	$18,907	$34,772
Initial direct costs of leases	16,047	18,038
Prepaid lease payments	11,034	14,235
Deferred tax assets, non-current	2,117	1,965
Other	8,323	2,744

Total other assets	$56,428	$71,754

The initial direct costs and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years. APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” requires the Company to evaluate other than temporary declines in market value of the investment in Claire’s Nippon joint venture. Other than temporary declines in the market value of the investment in Claire’s Nippon is based on a discounted cash flow analysis of estimated future operating results. Decreases in business growth, decreases in earnings projections and increase in the discount factor will cause the fair value to decrease. If the expected future cash flows are less than the carrying value of the investment in Claire’s Nippon, an impairment loss will be recognized for the difference between estimated fair value and the carrying value. As discussed in Note 3, the Company recorded a non-cash impairment charge in Fiscal 2008 related to the investment in Claire’s Nippon of $25.5 million.
Included in other income is the Company’s share of Claire’s Nippon’s net income approximating $0.3 million, $0.8 million, $0.6 million and $0.9 million for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively.
Intangible Assets — Intangible assets include tradenames, franchise agreements, lease rights, non-compete agreements and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its European subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. SFAS No.142 requires the Company to perform intangible asset impairment tests on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s statement of operations. As described in Note 3, the Company recorded a non-cash impairment charge related to tradenames of $199.0 million in Fiscal 2008. The Company also performed impairment tests during Fiscal 2007 and Fiscal 2006 and recorded no impairment charges.
Deferred Financing Costs — In conjunction with the Transactions, $77.4 million in costs related to the Credit Facility and the Notes were capitalized and are being amortized, using the effective interest method, over the life of the related debt instruments. Accumulated amortization as of January 31, 2009 and February 2, 2008 was approximately $17.6 million and $7.1 million, respectively. Amortization expense, recognized as a component of interest expense (income), net were $10.5 million, $7.1 million, $0 and $0 for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively.
Accrued Expenses and Other Current Liabilities — Accrued expenses and other current liabilities as of January 31, 2009 and February 2, 2008 included the following components (in thousands):

	January 31,	February 2,
	2009	2008
Compensation and benefits	$37,092	$37,441
Interest rate swaps	19,734	22,640
Sales and local taxes	8,888	11,548
Gift cards and certificates	19,772	17,992
Store rent	4,678	6,367
Other	17,810	21,088

Total accrued expenses and other current liabilities	$107,974	$117,076

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in accrued expenses and other liabilities. The Company excludes sales taxes collected from customers from net sales in its consolidated statements of operations.
Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in accrued expenses and other current liabilities. Revenue from gift card and gift certificate sales is recognized at the time of redemption.
Cost of Sales — Included within the Company’s Consolidated Statement of Operations line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $13.7 million, $9.6 million, $4.3 million and $11.3 million, for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively.
Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 6 below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a deferred rent liability and amortized over the remaining lease term as a reduction of rent expense.
Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109 which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting and disclosure requirements. The Company adopted FIN 48 on February 4, 2007. The adoption of FIN 48 did not result in an adjustment to the Company’s unrecognized tax benefits. See Note 11 for further information.
Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.
Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of interest rate swaps. Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. A summary of the components of other comprehensive income (loss) for Fiscal 2008, the period of May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 is as follows (in thousands, net of tax):

	Foreign
	Currency	Derivative
Predecessor Entity	Translation	Instruments	Total
Balance as of January 29, 2006	$21,036	$—	$21,036
Foreign currency translation adjustment	12,920	—	12,920

Balance as of February 3, 2007	33,956	—	33,956
Foreign currency translation adjustment	8,440	—	8,440

Balance as of May 28, 2007	42,396	—	42,396
Acquisition transaction	(42,396)	—	(42,396)

Successor Entity
Foreign currency translation adjustment	17,191	—	17,191
Unrealized loss on interest rate swaps	—	(13,833)	(13,833)

Balance as of February 2, 2008	17,191	(13,833)	3,358
Foreign currency translation adjustment	(27,052)	—	(27,052)
Unrealized gain on interest rate swaps	—	1,375	1,375

Balance as of January 31, 2009	$(9,861)	$(12,458)	$(22,319)

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of current assets, current liabilities, long-term debt, the revolving credit facility and interest rate swaps. Current assets and liabilities approximate fair market value due to the relatively short maturity of these financial instruments.
As of January 31, 2009, the fair value and carrying value of the Company’s debt was approximately $734 million and $2,582 million, respectively. As of February 2, 2008, the fair value and carrying value of the Company’s debt was approximately $1,692 million and approximately $2,378 million, respectively. The fair value (estimated market value) of the debt is based primarily on quoted prices for similar instruments.
The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts (see Note 9). The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company includes credit valuation adjustment risk in the calculation of fair value.
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(734,000)	$—	$—
Interest rate swaps(net of $7,276 tax)	$—	$(19,734)	$—
Derivative Financial Instruments — In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, the Company recognizes the fair value of derivative financial instruments on the consolidated balance sheet. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.
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
BOGO options, which are immediately vested and exercisable upon issuance, are accounted for at fair value at date of grant. The compensation expense is recognized on a straight-line basis over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011.
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
During June 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. Issue 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of Issue 08-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP FAS No. 157-3”)” which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS No. 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a significant impact on our financial condition, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect adoption of SFAS No. 161 will have a material impact on the Company’s financial position, results of operations or cash flows.
In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion No. 18. The consensus of the EITF will not require the Company to perform a separate impairment test on the underlying assets of the Company’s investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by Claire’s Nippon. The Company is also required to perform an overall other than temporary impairment test of its investment in accordance with APB No. 18. EITF is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The adoption of EITF No. 08-6 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications — The consolidated financial statements include certain reclassifications of prior period amounts in order to conform to current year presentation.
3. IMPAIRMENT OF ASSETS
The Company recorded non-cash impairment charges for the fiscal year ended January 31, 2009, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and the fiscal year ended February 3, 2007 as follows (in thousands):

	Successor Entity		Predecessor Entity
		Period From	Period From
	Fiscal Year	May 29, 2007	February 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31,	February 2,	May 28,	February 3,
	2009	2008	2007	2007
Goodwill	$297,000	$—	$—	$—
Tradenames	199,000	—	—	—
Investment in Claire’s Nippon (Note 2)	25,500	—	—	—
Long-lived assets	2,490	3,478	73	—

Total impairment charges	$523,990	$3,478	$73	$—

Our principal intangible assets are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. In accordance with SFAS No. 142, goodwill and intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company performs annual impairment tests during the fourth quarter of its fiscal year.
The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2008 had a significant impact on the retail industry. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2008, the Company considered the impact the economic conditions had on its business as an indicator under SFAS No. 142 that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in SFAS No. 142. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under SFAS No. 142. These reporting units are its North America segment and its Europe segment.
The fair value of each reporting unit determined under step 1 of the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease.

Based on this testing, management determined that the fair value of both reporting units determined under step 1, as described above, was less than the carrying value of its reporting units. Accordingly, management performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the North America reporting unit was impaired by $180.0 million and that the carrying value of the goodwill of the Europe reporting unit was impaired by $117.0 million. This resulted in combined non-cash impairment charges of $297.0 million. There was no such goodwill impairment charge for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 or in Fiscal 2006. The changes in goodwill during Fiscal 2008 and the period from May 29, 2007 through February 2, 2008 are as follows (in thousands):

Goodwill acquired through the Acquisition	$1,840,867

Goodwill balance as of February 2, 2008	1,840,867
Goodwill adjustments within one year	479
Impairment of goodwill	(297,000)

Goodwill balance as of January 31, 2009	$1,544,346

The Company also performed similar impairment testing on its intangible assets during the fourth quarter of Fiscal 2008. As a result of this impairment testing, the Company determined that the tradenames intangible assets in its North America reporting unit was impaired $134.0 million and that the tradenames intangible asset in its European reporting unit was impaired $65.0 million. This resulted in combined non-cash impairment charges related to intangible assets of $199.0 million. There was no such intangible asset impairment charge for the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 or in Fiscal 2006.
The Company accounts for long-lived tangible assets under SFAS No. 144. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows or management’s determination that the long-lived asset has limited future use. If the expected future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. During Fiscal 2008, the period from May 29, 2007 to February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the Company recognized non-cash impairment charges related to long-lived assets of $2.5 million, $3.5 million and $0.1 million, respectively. There were no such long-lived asset impairment charges recognized in Fiscal 2006.
4. INTANGIBLE ASSETS
In connection with the Transactions, the Company’s intangible assets were revalued. As discussed in Note 1, intangible assets aggregating $809.1 million were recognized at date of acquisition. These assets included tradenames of $646.1 million, lease rights of $73.6 million, franchise agreements of $53.0 million, favorable lease obligations of $31.9 million and covenants not to compete of $4.5 million.

The carrying amount and accumulated amortization of identifiable intangible assets as of January 31, 2009 and February 2, 2008 were (in thousands):

		January 31, 2009		February 2, 2008
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights	Lease terms ranging from 4.5 to 16.5	$71,307	$(2,245)	$81,181	$(1,008)
Franchise agreements	15	53,000	(5,758)	50,000	(2,222)
Favorable lease obligations	10	30,332	(7,580)	—	—
Non-compete agreements	2	4,500	(3,750)	4,500	(1,500)
Other	5	261	(38)	85	(32)

Total intangible assets subject to amortization		159,400	(19,371)	135,766	(4,762)
Indefinite-lived tradenames		447,096	—	646,126	—

Total intangible assets		$606,496	$(19,371)	$781,892	$(4,762)

For Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, amortization expense of $14.9 million, $4.8 million, $0.5 million and $1.6 million respectively, was recognized by the Company. The weighted average amortization period of amortizable intangible assets as of January 31, 2009 approximated 11.6 years. As discussed in Note 3, the Company recognized impairment charges related to intangible assets in Fiscal 2008 of $199.0 million. There were no such impairment charges related to intangible assets in the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 or in Fiscal 2006.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000’s)	Amortizable	Intangible Asset Acquisitions
Other:
Fiscal 2008	$176	5.0
Lease rights:
Fiscal 2008	1,794	8.7
Period from May 29, 2007 through February 2, 2008	554	9.2
Period from February 4, 2007 through May 28, 2007	81	9.0
Fiscal 2006	4,945	12.2
The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2008 was 8.2 years.

The remaining net amortization as of January 31, 2009 of identifiable intangible assets with definitive lives by year is as follows (in thousands):

Fiscal Year	Amortization
2009	$12,969
2010	10,222
2011	8,912
2012	7,401
2013	6,542
2014 and thereafter	36,458

Total	$82,504

5. DEBT
Debt as of January 31, 2009 and February 2, 2008 included the following components (in thousands):

	January 31, 2009	February 2, 2008
Senior secured term loan facility due 2014	$1,428,250	$1,442,750
Senior notes due 2015	250,000	250,000
Senior toggle notes due 2015	374,522	350,000
Senior subordinated notes due 2017	335,000	335,000

	2,387,772	2,377,750
Less: current portion of long-term debt	(14,500)	(14,500)

Long-term debt	$2,373,272	$2,363,250

Senior secured revolving credit facility due 2013	$194,000	$—

As of January 31, 2009, the Company’s total debt principal maturities are as follows (in thousands):

	Term	Revolving		Senior	Senior
	Loan	Credit	Senior	Toggle	Subordinated
Fiscal Year	Facility	Facility	Notes	Notes	Notes	Total
2009	$14,500	$—	$—	$—	$—	$14,500
2010	14,500	—	—	—	—	14,500
2011	14,500	—	—	—	—	14,500
2012	14,500	—	—	—	—	14,500
2013	14,500	194,000	—	—	—	208,500
Thereafter	1,355,750	—	250,000	374,522	335,000	2,315,272

Total maturities	$1,428,250	$194,000	$250,000	$374,522	$335,000	$2,581,772

The Company’s net interest expense (income) for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 included the following components (in thousands):

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31, 2009	February 2, 2008	May 28, 2007	February 3, 2007

Term loan facility	$88,216	$81,021	$—	$—
Revolving Credit Facility	4,835	—	—	—
Senior notes	23,074	15,623	—	—
Senior toggle notes	35,671	22,753	—	—
Senior subordinated notes	35,090	23,757	—	—
Amortization of deferred debt issue costs	10,567	7,079	—	—
Other interest expense	(17)	83	86	118
Interest income	(1,489)	(2,424)	(4,962)	(14,693)

Net interest expense (income)	$195,947	$147,892	$(4,876)	$(14,575)

Accrued interest payable as of January 31, 2009 and February 2, 2008 consisted of the following components (in thousands):

	January 31, 2009	February 2, 2008
Term loan facility	$2,899	$3,948
Revolving Credit Facility	697	—
Senior notes	3,854	3,918
Senior toggle notes	—	5,708
Senior subordinated notes	5,863	5,960
Other	3	2

Total accrued interest payable	$13,316	$19,536

Credit Facility
The Credit Facility is with a syndication of lenders and consists of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants, and events of default. At the consummation of the Merger, the Company drew the full amount of the senior secured term loan facility and was issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $5.9 million.
The Company drew down the remaining $194.0 million available under the revolving credit facility (the “Revolver”) during Fiscal 2008. The Company may pay all or portions of the Revolver at its discretion until the expiration of the facility on May 29, 2013, when the principal amount outstanding of the loans under the Revolver, plus interest accrued and unpaid thereon, will become due and payable in full. The interest rate on the Revolver on January 31, 2009 was 2.7%.
The senior secured term loan facility is amortized in equal quarterly installments of $3.625 million, which began on September 30, 2007 and end on March 31, 2014. The remaining balance of $1,356 million is due on May 29, 2014.
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
Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility was 1.75% with respect to alternate base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”). In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. The Company must also pay customary letter of credit fees and agency fees. At January 31, 2009, the weighted average interest rate for borrowings outstanding under the Credit Facility was 3.42%.
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
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 1, 2008 through November 30, 2008. On December 1, 2008, the Company increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 1, 2008 through November 30, 2008. The Company continued the election to pay interest in kind for the interest period from December 1, 2008 through May 31, 2009. Payment in kind interest accrued for the period from December 2, 2008 through January 31, 2009 of approximately $6.3 million is included in long-term debt in the accompanying Consolidated Balance Sheet as of January 31, 2009.
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
The Senior Notes contain certain negative covenants, the majority of which would not apply if at any date, the Senior Notes have Investment Grade Ratings from both of the rating agencies of Moody’s Investment Service, Inc. (“Moody’s”) and Standards & Poor’s Rating Group (“S&P”) and no event of default has occurred.
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
The Senior Subordinated Notes contain certain negative covenants, the majority of which would not apply if at any date, the Senior Subordinated Notes have Investment Grade Ratings from both of the rating agencies of Moody’s and S&P and no event of default has occurred.
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $3.7 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 31, 2009, the entire amount of $3.7 million was available for borrowing by the Company, subject to reduction for $1.8 million of outstanding bank guarantees.
6. COMMITMENTS AND CONTINGENCIES
Leasing — The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 is set forth below (in thousands):

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	January 31,	February 2,	May 28,	February 3,
	2009	2008	2007	2007
Minimum store rentals	$205,807	$137,236	$60,751	$178,591
Store rentals based on net sales	2,398	2,332	1,938	4,421
Other rental expense	16,745	7,929	4,078	12,051

Total rental expense	$224,950	$147,497	$66,767	$195,063

Minimum aggregate rental commitments as of January 31, 2009 under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2009	$185,491
2010	171,038
2011	154,207
2012	138,142
2013	120,958
Thereafter	352,304

Total	$1,122,140

Rental commitments for the Company’s foreign entities in the table above have been translated to U.S. Dollars using March 27, 2009 exchange rates.
Certain leases provide for payment of real estate taxes, insurance, and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. In addition, certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes, and the effect on costs from changes in price indexes.
SFAS No. 143 “Accounting for Asset Retirement Obligations” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the European segment. The Company had retirement obligations of $2.8 million and $2.9 million as of January 31, 2009 and February 2, 2008, respectively.
Legal — The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, and litigation to protect tradename rights.
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
Other
Approximately 60% of the merchandise purchased by the Company in Fiscal 2008 was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.
In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. As of January 31, 2009, the Company’s estimated remaining liability relating to this package was approximately $0.6 million.
7. STOCKHOLDERS’ EQUITY
Predecessor Entity
Preferred Stock — The Company had authorized 1,000,000 shares of $1 par value preferred stock, none of which was issued.

Class A Common Stock — The Class A common stock had only limited transferability and was not traded on any stock exchange or any organized market. However, the Class A common stock was convertible on a share-for-share basis into Common stock and could be sold, as Common stock, in open market transactions. The Class A common stock had ten votes per share. Dividends declared on the Class A common stock were limited to 50% of the dividends declared on the Common stock.
Rights to Purchase Series A Junior Participating Preferred Stock — The Company’s Board of Directors adopted a stockholder rights plan (“the Rights Plan”) in May 2003. The Rights Plan had certain anti-takeover provisions that could cause substantial dilution to a person or group that attempted to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder was issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130.00, subject to adjustment, for each outstanding share of Common stock and Class A common stock they owned. These rights were only exercisable if a single person or company acquired 15% or more of the outstanding shares of the Company’s common stock. If the Company was acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price. The Company could redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on May 30, 2013. The Rights Plan was amended in March 2007 in connection with the merger agreement. The amendment provided that neither the execution of the merger agreement nor the consummation of the merger or other transactions contemplated by the merger agreement would trigger the separation or exercise of the shareholder rights plan or any adverse event under the Rights Plan.
Stock Repurchase Program — During November 2005, the Board of Directors approved a stock repurchase program of up to $200 million. Share repurchases were made on the open market or through privately negotiated transactions at prices the Company considered appropriate, and were funded from existing cash. During the fiscal year ended February 3, 2007, approximately 7,097,000 shares were repurchased at an aggregate cost of $199.7 million.
8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Predecessor
Under the Claire’s Stores, Inc. Amended and Restated 1996 Incentive Plan (the “1996 Plan”), the Company could grant either incentive stock options or non-qualified stock options to purchase up to 8,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options granted under the 1996 Plan were exercisable at prices equal to the fair market value of shares at the date of grant, except that incentive stock options granted to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carried an exercise price equal to 110% of the fair market value at the date of grant. The aggregate number of shares granted to any one person could not exceed 1,000,000. Each incentive stock option or non-qualified stock option terminated ten years after the date of grant (or such shorter period as specified in the grant) and could not be exercised thereafter.
The Claire’s Stores, Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”) was approved by the Company’s Board of Directors in March 2005 and by stockholders in June 2005. Under the 2005 Plan, the Company could grant incentive stock options, non-qualified stock options, restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards, and other stock based awards to purchase up to 2,000,000 shares of Common stock, plus any shares unused or recaptured from previous plans. Incentive stock options available for grant under the 2005 Plan were exercisable at prices equal to the fair market value of shares at the date of the grant, except that incentive stock options available to any person holding 10% or more of the total combined voting power or value of all classes of capital stock of the Company, or any subsidiary of the Company, carried an exercise price equal to 110% of the fair market value at the date of the grant. The aggregate number of shares granted to any one person could not exceed 500,000 shares. Each incentive stock option or non-qualified stock option terminated ten years after the date of grant (or such shorter period as specified in the grant) and could not be exercised thereafter. The terms and conditions related to restricted and deferred stock awards, dividend equivalents, stock appreciation rights, bonus stock awards, performance awards, and other stock based awards were determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).
There were 9,192,709 shares of Common stock available for future grants under the 2005 Plan at February 3, 2007 (which includes shares recaptured from the previous plans). There were no future grants under the 1996 Plan.
Incentive stock options outstanding at February 3, 2007 were exercisable at $10.19 at dates beginning one year from the date of grant, and expired five to ten years after the date of grant. Non-qualified stock options outstanding at February 3, 2007 were exercisable at prices equal to the fair market value of the shares at the date of grant and expired five to ten years after the date of grant.
The Company adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards is recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123R.
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
As a result of the adoption of SFAS No. 123R, the Company’s income before income taxes and net income for the fiscal year ended February 3, 2007 were not materially different than if the Company had continued to account for the share-based compensation programs under APB 25.
During the fiscal year ended February 3, 2007, no cash was used to settle equity instruments granted under share-based payment arrangements.
On January 29, 2006, substantially all of the Company’s outstanding stock options were vested and exercisable. During the fiscal year ended February 3, 2007, no compensation expense relating to stock options was recorded. The aggregate intrinsic value of stock options exercised during the fiscal year ended February 3, 2007 was approximately $11.5 respectively.
For Fiscal 2006, the Company recognized $7.1 million of stock-based compensation. Related tax benefits of $2.3 million, were recognized for this period. During the period from February 4, 2007 through May 28, 2007, the Predecessor Entity recognized $8.9 million of stock-based compensation expense. A related tax benefit of approximately $2.9 million was recognized in stockholder’s equity for this period. For the period from February 4, 2007 through May 28, 2007, cash flow from operating activities decreased $2.9 million and cash flow from financing activities increased $2.9 million relating to classification of cash flows for the tax benefits of stock compensation. For Fiscal 2006, cash flow from operating activities decreased $3.6 million and cash flow from financing activities increased $3.6 million relating to the classification of cash flows for the tax benefits of stock compensation. A related tax benefit of approximately $3.6 million was recognized in stockholder’s equity for this period.

Stock Options
A summary of the activity in the Company’s stock option plans for the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 is as follows:

	Period from February 4, 2007		Fiscal Year Ended
	through May 28, 2007		February 3, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	Of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	484,000	$16.31	1,113,436	$15.33
Options granted	—	—	—	—
Options exercised	(10,000)	17.72	(619,436)	14.53
Options canceled	—	—	(10,000)	16.93
Options converted	(474,000)	16.28	—	—

Outstanding at end of period	—	$—	484,000	$16.31

Exercisable at end of period	—	$—	484,000	$16.31

Upon the sale of the Company, the outstanding stock options were converted into the right to receive the difference between $33.00 and the exercise price of the stock option. As a result, the Company paid approximately $7.9 million related to the conversion of stock options.
Time-Vested Stock Awards
During Fiscal 2005, the Company issued approximately 170,000 shares of restricted common stock to non-management directors and executive management. The shares were issued under the 1996 Plan and the 2005 Plan. The recipients were entitled to vote and receive dividends on the shares, which were subject to certain transfer restrictions and forfeiture if a recipient left the Company for various reasons, other than disability, death, or certain other events. The weighted average grant date fair value was $22.48 per share. The stock, which had an aggregate fair value at date of grant of approximately $3.8 million, was subject to vesting provisions of one to three years based on continued employment or service to the Company.
During June 2006, the Company issued an additional 18,400 shares of restricted common stock to non-management directors under the 2005 Plan. The weighted average grant date fair value was $24.38 per share. The stock, which had an aggregate fair value at date of grant of approximately $449,000, was subject to vesting provisions of one year based on continued service to the Company. There were no other grants of restricted stock during the Fiscal 2006.
Compensation expense relating to all outstanding time-vested shares recorded during Fiscal 2006 was approximately $1.3 million. At February 3, 2007, unearned compensation related to the shares was $1.9 million. That cost was expected to be recognized over a weighted-average period of approximately 0.9 years. At the date of vesting, the total fair value of time-vested shares which vested during Fiscal 2006 approximated $3.0 million.
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

A summary of the activity during the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 in the time-vested stock is as follows:

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

Long-Term Incentive Stock Plans
In Fiscal 2005, the Compensation Committee began granting performance stock awards, generally referred to as the long-term incentive plan (the “LTIP”). Under the LTIP, common stock were awarded to certain officers and employees upon the Company’s achievement of specific measurable performance criteria determined by the Compensation Committee, as adjusted by the Compensation Committee under the 1996 Plan and 2005 Plan. The performance grants for Fiscal 2005 were made under the 1996 Plan. During Fiscal 2006, compensation expense and additional paid-in capital of approximately $1.0 million was recorded in conjunction with the LTIP. Compensation expense during Fiscal 2006 was based on the fair value of the common stock at date of grant in Fiscal 2005. Shares awarded under the LTIP vested over a three year period subject to the Company achieving specified performance targets in each of the three years. During Fiscal 2006, officers and employees earned approximately 40,000 shares of common stock representing shares earned through achievement of performance targets for Fiscal 2006. A maximum of approximately 318,500 additional shares could be issued under the LTIP for Fiscal 2005 grants.
During April 2006, the Compensation Committee approved the Fiscal 2006 Long-Term Incentive Program (“Fiscal 2006 LTIP”). Under the Fiscal 2006 LTIP, Performance Units could be issued to certain officers and employees upon the Company’s achievement during Fiscal 2006, of specific measurable performance criteria determined by the Compensation Committee, as adjusted by the Compensation Committee. An aggregate maximum of approximately 1,035,000 Performance Units could be earned under the Fiscal 2006 LTIP. The Performance Units were payable in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vested over a three year period at the rate of 25%, 25%, and 50% during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. The Fiscal 2006 LTIP was accounted for as a liability under SFAS 123R. During Fiscal 2006, the Company recorded compensation expense of approximately $4.8 million in conjunction with the Fiscal 2006 LTIP. The compensation expense was based on the common stock closing price on February 3, 2007 of $34.49. At February 3, 2007, an aggregate liability of $4.8 million was included in accrued expenses and other liabilities relating to the Fiscal 2006 LTIP. During Fiscal 2006, officers and employees earned approximately 65,000 Performance Units through achievement of performance targets for Fiscal 2006.
During December 2006, the Compensation Committee modified the vesting and performance conditions of awards previously granted under the LTIP and the performance conditions of awards previously granted under the Fiscal 2006 LTIP. These modifications, which affected all of the approximately 110 employees in the LTIP and all of the approximately 135 employees in the Fiscal 2006 LTIP, provided for the accelerating of vesting and specify an achieved performance level for future periods in the event of a change in control of the Company. No incremental compensation expense relating to the modifications was recorded during Fiscal 2006.

During the period from February 4, 2007 through May 28, 2007, the Company issued approximately 39,100 shares of Common stock representing shares earned through achievement of LTIP performance targets for Fiscal 2006.
During the period from February 4, 2007 through May 28, 2007, the Company recorded approximately $6.9 million of compensation expense relating to the Fiscal 2005 and Fiscal 2006 long-term incentive plans. Included in this expense was approximately $6.1 million relating to the vesting of previously unvested stock and performance units. The unvested stock and performance units became fully vested as a result of the Merger.
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
The total compensation expense recognized by the Company in Fiscal 2008 and for the period from May 29, 2007 to February 2, 2008 was $8.2 million and $5.5 million, respectively. Related tax benefits of approximately $2.8 million and $1.6 million were recognized in Fiscal 2008 and for the period from May 29, 2007 to February 2, 2008, respectively.
During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Claire’s Inc. approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and a “Performance Option”, as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2008, the Board of Directors approved the grant of approximately 2,170,000 of similar stock options. The Company recognized compensation expense of $6.9 million and $4.5 million in Fiscal 2008 and for the period from May 29, 2007 through February 2, 2008, respectively.
During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. During Fiscal 2008, the Board of Directors granted 46,000 BOGO options with similar terms. The Company recognized compensation expense of $810,000 and $620,000 in Fiscal 2008 for the period from May 29, 2007 through February 2, 2008, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan since the date of Acquisition of May 29, 2007 through January 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding as of date of Acquisition	—	—	—	—
Options granted	6,204,872	$10.00	6.4	—
Options exercised	—	—	—	—
Options forfeited	(62,250)	—	—	—
Options expired	—	—	—	—

Outstanding as of February 2, 2008	6,142,622	$10.00	6.4	—
Options granted	2,216,800	$10.00	6.4	—
Options exercised	—	—	—	—
Options forfeited	(1,551,866)	—	6.3	—
Options expired	—	—	—	—

Outstanding as of January 31, 2009	6,807,556	$10.00	5.5	—

Exercisable at end of period	1,392,378	$10.00	5.3	—
The weighted average grant date fair value of options granted in Fiscal 2008 and during the period from May 29, 2007 through February 2, 2008 was $3.87 and $4.73, respectively.
For options granted during Fiscal 2008 and the period from May 29, 2007 through February 2, 2008, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

	Fiscal 2008		May 29, 2007 Through Feb. 2, 2008
	Time Options	Performance	Time Options	Performance
	and BOGO Options	Options	and BOGO Options	Options
	(Black-Scholes)	(Monte Carlo)	(Black-Scholes)	(Monte Carlo)

Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Weighted average expected stock price volatility	45.26%	48.00%	47.56%	52.00%

Weighted average risk-free interest rate	3.18%	3.21%	4.55%	4.71%

Range of risk-free interest rate	2.50% - 3.44%	1.56% - 4.38%	2.99% - 5.01%	2.97% - 5.16%

Weighted average expected life of options (years)	4.75	N/A	4.92	N/A
The expected life of Time Options and BOGO Options has been based on the “simplified” method in accordance with SEC Staff Accounting Bulletin Topic 14. The Company’s historical exercise data does not provide a reasonable basis upon which to estimate an expected term due to the sale of the Company resulting in new equity-based compensation arrangements and types of employees receiving grants. The risk free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
Stock price volatility was based on peer company data as of the date of each option grant.
Claire’s Inc. will issue new shares to satisfy exercise of stock options. During Fiscal 2008 and during the period from May 29, 2007 to February 2, 2008, no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Stock Awards
On May 29, 2007, Claire’s Inc. issued 125,000 shares of common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vest at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Compensation expense relating to these shares recorded in Fiscal 2008 and during the period from May 29, 2007 to February 2, 2008 approximated $443,000 and $434,000, respectively. At January 31, 2009 and February 2, 2008, unearned compensation related to these shares approximated $373,000 and $816,000, respectively. The remaining unearned compensation as of January 31, 2009 is expected to be recognized over a weighted average period of 2.3 years.
A summary of the activity since the date of Acquisition of May 29, 2007 through January 31, 2009 in the Company’s time-vested stock is presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at date of Acquisition of May 29, 2007	—	—
Granted	125,000	$10.00
Vested	—	—
Forfeited	—	—

Nonvested as of February 2, 2008	125,000	$10.00
Granted	—	—
Vested	(31,250)	$10.00
Forfeited	—	—

Nonvested as of January 31, 2009	93,750	$10.00

9. DERIVATIVES AND HEDGING ACTIVITIES
The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. The Company measures the effectiveness of its cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.
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
The Company may at its discretion terminate or change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the consolidated statement of operations at that time.
Between July 20, 2007 and August 3, 2007, the Company entered into three interest rate swap agreements (the “Swaps”) to manage exposure to interest rate changes related to the senior secured term loan facility. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At January 31, 2009, the Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. There was no hedge ineffectiveness during the period from inception of the Swaps on July 20, 2007 to January 31, 2009. The Company adopted SFAS No. 157, “Fair Value Measurements” on February 1, 2009, which required the Company to include credit valuation adjustment risk in the calculation of fair value. At January 31, 2009 and February 2, 2008, the estimated fair value of the Swaps were liabilities of approximately $19.7 million and $22.6 million, respectively, which was recorded in the balance sheet classification accrued expenses and other current liabilities. These amounts were also recorded, net of tax of approximately $7.3 million and $8.8 million, respectively, as a component in other comprehensive income (loss).
The Company is also exposed to market risk from foreign exchange rates. The Company continues to evaluate these risks and takes measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. From time to time, the Company enters into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. There were no foreign currency options maintained at January 31, 2009. Foreign currency options maintained for the year ended February 3, 2007 were not designated as hedging instruments under SFAS No. 133.
10. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $0.50, up to 2% of the employee’s salary. During Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, the cost of Company matching contributions was $777,000, $554,000, $258,000 and $1,027,000, respectively.
Predecessor Entity
Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan, which was amended and restated, effective as of February 4, 2005, that enabled certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provided for payments upon retirement, death, or termination of employment. Participants could elect to defer a percentage of their cash compensation while the Company contributed a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions were immediately vested. The Company’s obligations under this plan were funded by contributions to a rabbi trust. Total Company contributions were $204,000 and $460,000 for the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively. The deferred compensation plan was terminated upon the sale of the Company in May 2007. Assets held in the rabbi trust were used to fund the obligations due participants upon termination of the plan.

11. INCOME TAXES
The components of income (loss) before income taxes for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 were as follows (in thousands):

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007

U.S.	$(501,248)	$(75,357)	$(27,568)	$198,603
Foreign	(140,835)	67,978	5,575	70,047

Total income (loss) before income taxes	$(642,083)	$(7,379)	$(21,993)	$268,650

The components of income tax expense (benefit) for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 were as follows (in thousands):

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007
Federal:
Current	$509	$(460)	$16,408	$64,044
Deferred	12,440	(10,838)	6,416	(3,169)

	12,949	(11,298)	22,824	60,875

State
Current	225	(381)	314	5,978
Deferred	(11,413)	(5,283)	599	(508)

	(11,188)	(5,664)	913	5,470

Foreign
Current	5,532	8,768	(1,670)	14,333
Deferred	(5,784)	174	(288)	(790)

	(252)	8,942	(1,958)	13,543

Total income tax expense (benefit)	$1,509	$(8,020)	$21,779	$79,888

The provision for income taxes from continuing operations for Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006 differs from an amount computed at the statutory federal rate as follows:

	Successor Entity		Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%	35.0%
Valuation allowance	(15.6)	—	—	—
Nondeductible impairment charges	(17.6)	—	—	—
Foreign rate differential	(0.4)	237.8	28.6	(6.8)
State and local income taxes, net of federal tax benefit	1.1	12.0	(0.1)	1.7
Transaction related costs	—	—	(45.3)	—
Repatriation of foreign earnings	(2.1)	(70.7)	(100.1)	—
Change in accrual for estimated tax contingencies	(0.4)	(24.9)	(5.3)	(3.0)
Other, net	(0.2)	(80.5)	(11.8)	2.8

	(0.2)%	108.7%	(99.0)%	29.7%

In Fiscal 2008, the Company’s income tax expense was $1.5 million and its effective tax rate was (0.2)%, reflecting the non-deductible nature of the goodwill and joint venture impairment charges as well as the impact of an increase to its valuation allowance on deferred tax assets in the U.S. by $95.8 million due to the increased uncertainties related to its ability to utilize these deferred tax assets against future earnings. Excluding the non-deductible goodwill and joint venture impairment charges aggregating $322.5 million and the increase in the valuation allowance, the Company’s income tax benefit was $94.3 million and its effective tax benefit rate was 29.5%. The Company’s effective income tax benefit rate was 108.7% for the period from May 29, 2007 through February 2, 2008. These effective income tax benefit rates differ from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, the impact of the repatriation of foreign earnings to fund transaction related interest, and other book to tax return adjustments.
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
The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Deferred tax assets:
Accrued expenses	$4,770	$5,956
Deferred rent	5,983	643
Compensation & benefits	8,813	4,366
Inventory	1,297	1,331
Gift cards	1,740	1,319
Tax carryforwards	89,774	59,235
Other	15,231	9,443

Total gross deferred tax assets	127,608	82,293
Valuation allowance	(110,228)	(11,472)

Total deferred tax assets, net	17,380	70,821

Deferred tax liabilities:
Depreciation	3,229	4,011
Tradename intangibles	109,713	168,880
Other	11,335	15,997

Total deferred tax liabilities	124,277	188,888

Net deferred tax liability	$(106,897)	$(118,067)

The deferred tax assets and deferred tax liabilities as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Current deferred tax assets, net of valuation allowance	$3,815	$19,474
Current deferred tax liabilities	—	—
Non-current deferred tax assets, net of valuation allowance	2,117	1,965
Non-current deferred tax liabilities	(112,829)	(139,506)

Net	$(106,897)	$(118,067)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 31, 2009 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$63,234	2028 - 2029
Non-U.S. net operating loss carryforwards	11,053	Indefinite
Non-U.S. net operating loss carryforwards	4,751	2015 - 2024
State net operating loss carryforwards	5,433	2013 - 2029
U.S. foreign tax credits	5,303	2019

Total	$89,774

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
In the fourth quarter of Fiscal 2008, the Company recorded a charge of $95.8 million related to establishing a valuation allowance against deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that our ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.
The net change in the total valuation allowances in Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007, and Fiscal 2006 was an increase of $98.8 million, $1.8 million, $1.4 million and a decrease of $2.7 million, respectively.
U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at February 2, 2008 of $187.8 million, as these accumulated undistributed earnings are considered reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $13.7 million on Fiscal 2008 earnings of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.
Accumulated other comprehensive income (loss) at January 31, 2009, February 2, 2008, May 28, 2007 and February 3, 2007 includes $(1.9) million, $0.6 million, $5.7 million, and $5.6 million, respectively, related to the income tax effect of unrealized foreign currency translation of certain long-term intercompany loans within the Company’s foreign subsidiaries. The balance at May 28, 2007 of $5.7 million was subsequently recorded to goodwill. This results in a decrease of $2.5 million for Fiscal 2008 and increases of $0.6 million for the period from May 29, 2007 through February 2, 2008 and $0.1 million for the period from February 4, 2007 through May 28, 2007. There was no income tax effect on accumulated other comprehensive income (loss) related to unrealized losses on foreign currency translation of Fiscal 2008 foreign earnings.

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

		May 29, 2007	February 4, 2007
		Through	Through
	Fiscal 2008	February 2, 2008	May 28, 2007

Beginning balance	$9,617	$7,386	$6,481
Additions based on tax positions related to the current year	2,070	1,418	748
Additions for tax positions of prior years	1	1,754	174
Reductions for tax positions of prior years	—	(517)	(17)
Statute expirations	(154)	(239)	—
Settlements	(491)	(185)	—

Ending balance	$11,043	$9,617	$7,386

The amount of unrecognized tax benefits at January 31, 2009 of $11.0 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as non-current liabilities.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.1 million and $1.5 million for the payment of interest and penalties accrued at January 31, 2009 and February 2, 2008, respectively. For Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the Company recognized $0.6 million, $(0.1) million and $0.2 million, respectively, in interest and penalties.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before Fiscal 2003. On January 31, 2007, the Internal Revenue Service concluded its tax examination of our U.S. federal tax returns for Fiscal 2002 through 2005. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2005, France through Fiscal 2004, and Canada through Fiscal 2003.
Within the next 12 months, the Company estimates that the unrecognized tax benefits at January 31, 2009, could be reduced by approximately $0.4 million related to the settlement of various state and local tax examinations for prior periods. Other than the expected settlement for state and local tax positions, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
12. RELATED PARTY TRANSACTIONS
The Company leases its executive offices located in Pembroke Pines, Florida from Rowland Schaefer & Associates, a general partnership owned by two corporate general partners. This general partnership was considered a related party of the Predecessor Entity as the two Co-Chairmen of the Predecessor Entity, a sister of the former Co-Chairmen, each had an approximately 32% ownership interest in the general partnership, and our former Chief Financial Officer had an approximately 5% ownership interest in the general partnership. This general partnership is not considered a related party of the Successor Entity. During the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, the Predecessor Entity paid Rowland Schaefer & Associates approximately $0.7 million and $1.2 million, respectively, for rent, real estate taxes, and operating expenses as required under the lease.
The Predecessor Entity leased retail space for a Claire’s Boutiques store in New York City from 720 Lexington Realty LLC, a limited liability corporation. This limited liability corporation was considered a related party of the Predecessor Entity as the two Co-Chairmen of the Predecessor Entity and a sister of the former Co-Chairmen controlled the limited liability corporation. During the period from February 4,

2007 through May 28, 2007, no payments were made to 720 Lexington Realty LLC. During Fiscal 2006, the Predecessor Company paid approximately $474,000 for rent to 720 Lexington Realty LLC.
Upon consummation of the Merger, the Company entered into a management services agreement with Apollo and the Sponsors. Under this management services agreement, Apollo and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. In addition, the Company paid a transaction fee of $20.3 million (including reimbursement of expenses) to Apollo and the Sponsors for financial advisory services rendered in connection with the Merger, a portion of was included as part of the purchase price. These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger. Upon consummation of the Merger, the Company paid Tri-Artisan Capital Partners, LLC, a member of one of the Sponsors’ affiliated funds, an $8.9 million transaction fee in connection with certain advisory services rendered in connection with the Merger.
13. SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

Successor Entity
	Fiscal Year Ended January 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$327,003	$359,973	$332,971	$393,013	$1,412,960

Gross profit	155,021	179,706	161,992	195,890	692,609
Impairment of assets (a)	—	—	—	523,990	523,990
Severance and transaction related costs	5,968	296	(569)	10,233	15,928
Interest expense (income)	48,657	48,739	50,462	48,089	195,947
Income taxes (b)	(16,910)	(6,831)	(12,880)	38,130	1,509
Net loss	(35,570)	(16,931)	(21,554)	(569,537)	(643,592)

	Fiscal Year Ended February 2, 2008
	Predecessor Entity		Successor Entity
	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Year
		May 6, 2007	May 29, 2007
		Through	Through
		May 28, 2007	August 4, 2007
Net sales	$340,571	$84,328	$281,190	$357,366	$447,376	$1,510,831
Gross profit	178,980	39,481	142,915	181,151	240,482	783,009
Impairment of assets (a)	73	—	—	—	3,478	3,551
Severance and transaction related costs	3,486	69,186	2,061	1,200	4,058	79,991
Interest expense (income)	(3,753)	(1,123)	35,928	56,322	55,642	143,016
Income taxes	12,888	8,891	217	(15,449)	7,212	13,759
Net income (loss)	28,781	(72,553)	(805)	(13,812)	15,258	(43,131)

(a)	Represents impairment charges related to goodwill, tradenames, investment in joint venture and long-lived assets. See Note 3 for detail of impairment charges.

(b)	Includes a $95.8 million charge for an increase in the valuation allowance related to deferred tax assets.
14. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. We account for the goods we sell under the merchandising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our North American Division and the license fees we charge under the licensing agreements within other income within our European Division in our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American Division. Substantially all of interest expense on debt related to the Transactions is recorded in the Company’s North American Division.
Information about the Company’s operations by segment is as follows (in thousands):

	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007
Net sales:
North America	$907,486	$702,986	$292,483	$1,024,009
Europe	505,474	382,946	132,416	456,978

Total net sales	$1,412,960	$1,085,932	$424,899	$1,480,987

Depreciation and amortization:
North America	$57,516	$42,846	$12,823	$37,252
Europe	27,577	18,605	6,829	19,519

Total depreciation and amortization	$85,093	$61,451	$19,652	$56,771

Segment operating income (loss):
North America	$63,490	$98,716	$46,569	$197,961
Europe	30,292	52,594	(693)	56,114

Total segment operating income (loss)	$93,782	$151,310	$45,876	$254,075

Impairment of assets:
North America	$339,500	$3,478	$—	$—
Europe	184,490	—	73	—

Total impairment charges	$523,990	$3,478	$73	$—

Interest expense (income), net:
North America	$196,732	$148,616	$(3,898)	$(12,617)
Europe	(785)	(724)	(978)	(1,958)

Total interest expense (income), net	$195,947	$147,892	$(4,876)	$(14,575)

Income (loss) before income taxes:
North America	$(482,670)	$(59,468)	$(22,205)	$210,578
Europe	(159,413)	52,089	212	58,072

Total income (loss) before income taxes	$(642,083)	$(7,379)	$(21,993)	$268,650

Income taxes:
North America	$1,613	$(17,444)	$25,189	$70,207
Europe	(104)	9,424	(3,410)	9,681

Total income taxes	$1,509	$(8,020)	$21,779	$79,888

Net income (loss):
North America	$(484,283)	$(42,024)	$(47,394)	$140,371

	Successor Entity	Predecessor Entity
	Fiscal Year	May 29, 2007	Feb. 4, 2007	Fiscal Year
	Ended	Through	Through	Ended
	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007	Feb. 3, 2007
Europe	(159,309)	42,665	3,622	48,391

Net income (loss)	$(643,592)	$641	$(43,772)	$188,762

Goodwill:
North America	$1,229,941	$1,401,959	$170,650	$170,650
Europe	314,405	438,908	30,902	30,292

Total goodwill	$1,544,346	$1,840,867	$201,552	$200,942

Long lived assets:
North America	$197,839	$217,230	$189,226	$181,756
Europe	68,232	92,379	87,249	83,569

Total long lived assets	$266,071	$309,609	$276,475	$265,325

Total assets:
North America	$1,687,952	$2,600,540	$746,996	$746,805
Europe	1,193,143	747,957	372,051	344,461

Total assets	$2,881,095	$3,348,497	$1,119,047	$1,091,266

Capital expenditures:
North America	$42,623	$38,105	$19,697	$62,557
Europe	16,782	20,379	8,291	32,635

Total capital expenditures	$59,405	$58,484	$27,988	$95,192

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
Excluded from operating income for the North American segment are impairment charges of $339.5 million, $3.5 million, $0 and $0 for Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Also excluded from operating income for the North American segment are severance and transaction-related costs of $9.9 million, $6.1 million and $72.7 million for Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Excluded from operating income for the European segment are impairment charges of $184.5 million, $0 million, $.1 million and $0 for Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Also excluded from operating income for the European segment are severance and transaction-related costs of $6.0 million, $1.2 million, and $0 for Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Approximately 18.1%, 19.6%, 17.3% and 18.2% of the Company’s net sales were in the United Kingdom in Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively. Approximately 11.6%, 14.6%, and 14.2% of the Company’s property and equipment, net, were located in the United Kingdom at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Approximately 8.1%, 7.6%, 6.5% and 6.5% of the Company’s net sales were in France in Fiscal 2008, the period from May 29, 2007 through February 2, 2008, the period from February 4, 2007 through May 28, 2007 and Fiscal 2006, respectively. Approximately 7.1%, 8.6% and 9.6% of the Company’s property and equipment, net, were located in France at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

15. SUPPLEMENTAL FINANCIAL INFORMATION
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European subsidiaries, RSI International Ltd., CSC Limited Partnership, Claire’s China, and BMS Fashion Corp., (the “Non-Guarantors”) are not guarantors of these notes.
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

Condensed Consolidating Balance Sheet
January 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$154,414	$211	$49,949	$—	$204,574
Inventories	—	73,445	30,246	—	103,691
Prepaid expenses	434	14,641	16,762	—	31,837
Other current assets	6	16,104	10,969	—	27,079

Total current assets	154,854	104,401	107,926	—	367,181

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,025	103,571	38,106	—	143,702
Leasehold improvements	1,704	136,554	75,749	—	214,007

	3,729	262,413	113,855	—	379,997
Less accumulated depreciation and amortization	(1,250)	(77,042)	(35,634)	—	(113,926)

	2,479	185,371	78,221	—	266,071

Intercompany receivables	—	26,876	58,416	(85,292)	—
Investment in subsidiaries	2,139,955	(4,061)	—	(2,135,894)	—
Intangible assets, net	286,750	17,960	282,415	—	587,125
Deferred financing costs, net	59,944	—	—		59,944
Other assets	19,392	2,602	34,434	—	56,428
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,506,041	1,273,317	689,671	(2,221,186)	2,247,843

Total assets	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,347	$21,112	$29,778	$—	$53,237
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	—	—	6,477	—	6,477
Accrued interest payable	13,313	—	3		13,316
Accrued expenses and other current liabilities	35,795	35,782	36,397	—	107,974

Total current liabilities	65,955	56,894	72,655	—	195,504

Intercompany payables	85,292	—	—	(85,292)	—
Long-term debt	2,373,272	—	—		2,373,272
Revolving Credit Facility	194,000	—	—		194,000
Deferred tax liability	—	99,122	13,707	—	112,829
Deferred rent expense	698	12,532	5,232	—	18,462
Unfavorable lease obligations and other long-term liabilities	—	39,074	3,797	—	42,871

	2,653,262	150,728	22,736	(85,292)	2,741,434

Stockholders’ equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	609,427	1,445,795	876,798	(2,322,593)	609,427
Accumulated other comprehensive loss, net of tax	(22,319)	(2,326)	(20,597)	22,923	(22,319)
Retained earnings (deficit)	(642,951)	(88,369)	(75,776)	164,145	(642,951)

	(55,843)	1,355,467	780,427	(2,135,894)	(55,843)

Total liabilities and stockholders’ equity (deficit)	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

Condensed Consolidating Balance Sheet
February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,835	$1,892	$58,247	$—	$85,974
Inventories	—	84,952	32,727	—	117,679
Prepaid expenses	403	15,264	21,648	—	37,315
Other current assets	100	31,501	6,057	—	37,658

Total current assets	26,338	133,609	118,679	—	278,626

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,050	83,924	44,156	—	130,130
Leasehold improvements	1,628	127,522	82,013	—	211,163

	3,678	233,734	126,169	—	363,581
Less accumulated depreciation and amortization	(609)	(34,615)	(18,748)	—	(53,972)

	3,069	199,119	107,421	—	309,609

Intercompany receivables	20,198	—	13	(20,211)	—
Investment in subsidiaries	2,452,074	5,764	—	(2,457,838)	—
Intangible assets, net	423,000	300	353,830	—	777,130
Deferred financing costs	70,511	—	—	—	70,511
Other assets	35,124	1,269	35,361	—	71,754
Goodwill	—	1,401,959	438,908	—	1,840,867

	3,000,907	1,409,292	828,112	(2,478,049)	2,760,262

Total assets	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$762	$22,140	$33,187	$—	$56,089
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	(8,383)	14,246	6,328	—	12,191
Accrued interest payable	19,534	—	2		19,536
Accrued expenses and other current liabilities	34,194	39,737	43,145	—	117,076

Total current liabilities	60,607	76,123	82,662	—	219,392

Intercompany payables	—	20,211	—	(20,211)	—
Long-term debt	2,363,250	—	—		2,363,250
Deferred tax liability	—	120,742	18,764	—	139,506
Deferred rent expense	1,257	5,350	3,965	—	10,572
Unfavorable lease obligation and other long-term liabilities	—	10,577	—	—	10,577

	2,364,507	156,880	22,729	(20,211)	2,523,905

Stockholders’ equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	601,201	1,449,307	878,145	(2,327,452)	601,201
Accumulated other comprehensive income, net of tax	3,358	2,959	17,513	(20,472)	3,358
Retained earnings	641	56,384	53,161	(109,545)	641

	605,200	1,509,017	948,821	(2,457,838)	605,200

Total liabilities and stockholders’ equity (deficit)	$3,030,314	$1,742,020	$1,054,212	$(2,478,049)	$3,348,497

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Loss
Fiscal Year Ended January 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,482,874	$567,530	$(637,444)	$1,412,960
Cost of sales, occupancy and buying expenses	—	1,078,308	279,487	(637,444)	720,351

Gross profit	—	404,566	288,043	—	692,609

Other expenses (income):
Selling, general and administrative	32,720	271,281	214,232	—	518,233
Depreciation and amortization	3,013	50,584	31,496	—	85,093
Impairment of assets	159,500	180,000	184,490	—	523,990
Severance and transaction-related costs	2,374	7,553	6,001	—	15,928
Other (income) expense	(19,778)	21,740	(6,461)	—	(4,499)

	177,829	531,158	429,758	—	1,138,745

Operating loss	(177,829)	(126,592)	(141,715)	—	(446,136)
Interest expense (income), net	197,089	(261)	(881)	—	195,947

Loss before income taxes	(374,918)	(126,331)	(140,834)	—	(642,083)
Income tax expense (benefit)	(18,143)	19,904	(252)	—	1,509

Loss from continuing operations	(356,775)	(146,235)	(140,582)	—	(643,592)
Equity in earnings (loss) of subsidiaries	(286,817)	7,706	—	279,111	—

Net loss	(643,592)	(138,529)	(140,582)	279,111	(643,592)
Foreign currency translation adjustments and interest rate swap adjustments, net	(25,677)	(5,285)	(38,137)	43,422	(25,677)

Comprehensive loss	$(669,269)	$(143,814)	$(178,719)	$322,533	$(669,269)

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income
For The Period May 29, 2007 Through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,224,858	$431,615	$(570,541)	$1,085,932
Cost of sales, occupancy and buying expenses	—	893,847	198,078	(570,541)	521,384

Gross profit	—	331,011	233,537	—	564,548

Other expenses (income):
Selling, general and administrative	18,897	188,066	147,912	—	354,875
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Impairment of assets	—	3,478	—	—	3,478
Severance and transaction-related costs	6,090	—	1,229	—	7,319
Other (income) expense	(8,570)	9,595	(4,113)	—	(3,088)

	18,553	239,069	166,413	—	424,035

Operating income (loss)	(18,553)	91,942	67,124	—	140,513
Interest expense (income), net	149,527	(711)	(924)	—	147,892

Income (loss) before income taxes	(168,080)	92,653	68,048	—	(7,379)
Income tax expense (benefit)	(56,335)	38,035	10,280	—	(8,020)

Income (loss) from continuing operations	(111,745)	54,618	57,768	—	641
Equity in earnings of subsidiaries	112,386	6,371	—	(118,757)	—

Net income	641	60,989	57,768	(118,757)	641
Foreign currency translation and interest rate swap adjustments, net	3,358	2,959	17,513	(20,472)	3,358

Comprehensive income	$3,999	$63,948	$75,281	$(139,229)	$3,999

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$540,394	$149,666	$(265,161)	$424,899
Cost of sales, occupancy and buying expenses	—	397,435	74,164	(265,161)	206,438

Gross profit	—	142,959	75,502	—	218,461

Other expenses (income):
Selling, general and administrative	7,021	84,633	62,755	—	154,409
Depreciation and amortization	367	11,504	7,781	—	19,652
Impairment of assets	—	—	73	—	73
Severance and transaction-related costs	72,672	—	—	—	72,672
Other (income) expense	(8,054)	5,926	652	—	(1,476)

	72,006	102,063	71,261	—	245,330

Operating income (loss)	(72,006)	40,896	4,241	—	(26,869)
Interest expense (income), net	(3,235)	(376)	(1,265)	—	(4,876)

Income (loss) before income taxes	(68,771)	41,272	5,506	—	(21,993)
Income tax expense (benefit)	8,369	15,361	(1,951)	—	21,779

Income (loss) from continuing operations	(77,140)	25,911	7,457	—	(43,772)
Equity in earnings of subsidiaries	33,368	2,775	—	(36,143)	—

Net income (loss)	(43,772)	28,686	7,457	(36,143)	(43,772)
Foreign currency translation adjustments	8,440	2,861	8,478	(11,339)	8,440

Comprehensive income (loss)	$(35,332)	$31,547	$15,935	$(47,482)	$(35,332)

Predecessor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income
Fiscal Year Ended February 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,905,368	$526,451	$(950,832)	$1,480,987
Cost of sales, occupancy and buying expenses	—	1,405,906	236,572	(950,832)	691,646

Gross profit	—	499,462	289,879	—	789,341

Other expenses (income):
Selling, general and administrative	32,095	265,704	184,180	—	481,979
Depreciation and amortization	945	33,389	22,437	—	56,771
Other (income) expense	(22,267)	3,031	15,752	—	(3,484)

	10,773	302,124	222,369	—	535,266

Operating income (loss)	(10,773)	197,338	67,510	—	254,075
Interest expense (income), net	(11,714)	(326)	(2,535)	—	(14,575)

Income before income taxes	941	197,664	70,045	—	268,650
Income tax expense	379	66,736	12,773	—	79,888

Income from continuing operations	562	130,928	57,272	—	188,762
Equity in earnings of subsidiaries	188,200	8,702	—	(196,902)	—

Net income	188,762	139,630	57,272	(196,902)	188,762
Foreign currency translation adjustments	12,920	(731)	12,605	(11,874)	12,920

Comprehensive income	$201,682	$138,899	$69,877	$(208,776)	$201,682

Successor Entity
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(643,592)	$(138,529)	$(140,582)	$279,111	$(643,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	286,817	(7,706)	—	(279,111)	—
Depreciation and amortization	3,013	50,584	31,496	—	85,093
Impairment of assets	159,500	180,000	184,490	—	523,990
Amortization of lease rights and other assets	—	54	2,005	—	2,059
Amortization of debt issuance costs	10,567	—	—	—	10,567
Payment in kind interest expense	24,522	—	—	—	24,522
Net accretion of favorable (unfavorable) lease obligations	—	(2,424)	568	—	(1,856)
(Gain) loss on sale/retirement of property and equipment,net	(23)	(55)	(105)	—	(183)
Gain on sale of intangible assets	—	—	(1,372)		(1,372)
Stock compensation expense	6,203	—	2,023	—	8,226
(Increase) decrease in:
Inventories	—	11,506	(5,024)	—	6,482
Prepaid expenses	(31)	624	(1,680)	—	(1,087)
Other assets	(358)	(822)	(7,905)	—	(9,085)
Increase (decrease) in:
Trade accounts payable	1,582	3,225	2,565	—	7,372
Income taxes payable	8,383	(16,239)	(2,854)	—	(10,710)
Accrued expenses and other current liabilities	4,507	(3,271)	1,796	—	3,032
Accrued interest payable	(6,222)	—	3	—	(6,219)
Deferred income taxes	—	716	(5,525)	—	(4,809)
Deferred rent expense	(558)	7,182	2,319	—	8,943

Net cash provided by (used in) operating activities	(145,690)	84,845	62,218	—	1,373

Cash flows from investing activities:
Acquisition of property and equipment, net	(248)	(41,013)	(18,144)	—	(59,405)
Proceeds from sale of property and equipment	104	—	—	—	104
Acquisition of intangible assets	—	(177)	(1,794)	—	(1,971)
Proceeds from sale of intangible assets	—	—	516	—	516

Net cash used in investing activities	(144)	(41,190)	(19,422)	—	(60,756)

Cash flows from financing activities:
Credit Facility proceeds	194,000	—	—	—	194,000
Credit Facility payments	(14,500)	—	—	—	(14,500)
Intercompany activity, net	94,913	(45,557)	(49,356)	—	—

Net cash provided by (used in) financing activities	274,413	(45,557)	(49,356)	—	179,500

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	221	(1,738)	—	(1,517)

Net increase (decrease) in cash and cash equivalents	128,579	(1,681)	(8,298)	—	118,600
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$154,414	$211	$49,949	$—	$204,574

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Period May 29, 2007 through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$641	$60,989	$57,768	$(118,757)	$641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(112,386)	(6,371)	—	118,757	—
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Impairment of assets	—	3,478	—	—	3,478
Amortization of lease rights and other assets	—	37	1,276	—	1,313
Amortization of debt issuance costs	7,079	—	—	—	7,079
Loss on sale / retirement of property and equipment, net	23	368	201	—	592
Stock compensation expense	5,526	—	—	—	5,526
(Increase) decrease in:
Inventories	—	13,057	3,781	—	16,838
Prepaid expenses	596	(13,403)	6,256	—	(6,551)
Other assets	18,942	(12,039)	(38,047)	—	(31,144)
Increase (decrease) in:
Trade accounts payable	(570)	(10,579)	(21,838)	—	(32,987)
Income taxes payable	(9,252)	11,508	1,820	—	4,076
Accrued expenses and other current liabilities	(87,819)	4,624	10,135	—	(73,060)
Accrued interest payable	19,534	—	(3)	—	19,531
Deferred income taxes	—	(24,684)	6,176	—	(18,508)
Deferred rent expense	(372)	4,971	1,275	—	5,874

Net cash provided by (used in) operating activities	(155,922)	69,886	50,185	—	(35,851)

Cash flows from investing activities:
Acquisition of property and equipment	(160)	(40,224)	(18,100)	—	(58,484)
Acquisition of Predecessor Entity	(2,857,411)	(79,065)	(116,858)	—	(3,053,334)
Acquisition of intangible assets	—	20	(574)	—	(554)

Net cash used in investing activities	(2,857,571)	(119,269)	(135,532)	—	(3,112,372)

Cash flows from financing activities:
Credit Facility proceeds	1,450,000	—	—	—	1,450,000
Credit Facility payments	(7,250)	—	—	—	(7,250)
Note offerings proceeds	935,000	—	—	—	935,000
Capital contribution	595,675	—	—	—	595,675
Option conversion payment	(7,924)	—	—	—	(7,924)
Financing fees paid	(77,439)	—	—	—	(77,439)
Dividends paid	(7,252)	—	—	—	(7,252)
Intercompany financing	(29,636)	(79,809)	109,445	—	—

Net cash provided by (used in) financing activities	2,851,174	(79,809)	109,445	—	2,880,810

Effect of foreign currency exchange rate changes on cash and cash equivalents	(253)	(126)	3,290	—	2,911

Net increase (decrease) in cash and cash equivalents	(162,572)	(129,318)	27,388	—	(264,502)
Cash and cash equivalents at beginning of period	188,407	131,210	30,859	—	350,476

Cash and cash equivalents at end of period	$25,835	$1,892	$58,247	$—	$85,974

Predecessor Entity
Condensed Consolidating Statement of Cash Flows
For The Period February 4, 2007 Through May 28, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(43,772)	$28,686	$7,457	$(36,143)	$(43,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(33,368)	(2,775)	—	36,143	—
Depreciation and amortization	367	11,504	7,781	—	19,652
Impairment of assets	—	—	73	—	73
Amortization of lease rights and other assets	—	39	583	—	622
(Gain) loss on sale / retirement of property and equipment, net	—	873	328	—	1,201
Excess tax benefit from stock compensation	(2,885)	—	—	—	(2,885)
Stock compensation expense	8,946	—	—	—	8,946
(Increase) decrease in:
Inventories	—	(9,551)	(1,381)	—	(10,932)
Prepaid expenses	465	11,266	(5,342)	—	6,389
Other assets	(941)	1,164	(3,164)	—	(2,941)
Increase (decrease) in:
Trade accounts payable	(90)	7,490	23,802	—	31,202
Income taxes payable	3,754	(9,903)	(5,583)	—	(11,732)
Accrued expenses and other current liabilities	54,909	(8,666)	(6,516)	—	39,727
Deferred income taxes	—	7,015	(292)	—	6,723
Deferred rent expense	—	634	(261)	—	373

Net cash provided by (used in) operating activities	(12,615)	37,776	17,485	—	42,646

Cash flows from investing activities:
Acquisition of property and equipment	(171)	(18,822)	(8,995)	—	(27,988)
Acquisition of intangible assets	—	(20)	(61)	—	(81)

Net cash used in investing activities	(171)	(18,842)	(9,056)	—	(28,069)

Cash flows from financing activities:
Exercised stock option proceeds	177	—	—	—	177
Excess tax benefit from stock compensation	2,885	—	—	—	2,885
Dividends paid	(9,065)	—	—	—	(9,065)
Intercompany financing	13,118	96,485	(109,603)	—	—

Net cash provided by (used in) financing activities	7,115	96,485	(109,603)	—	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	(16)	1,061	—	1,025

Net increase (decrease) in cash and cash equivalents	(5,691)	115,403	(100,113)	—	9,599
Cash and cash equivalents at beginning of period	194,098	15,807	130,972	—	340,877

Cash and cash equivalents at end of period	$188,407	$131,210	$30,859	$—	$350,476

Predecessor Entity
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended February 3, 2007
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$188,762	$139,630	$57,272	$(196,902)	$188,762
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(188,200)	(8,702)	—	196,902	—
Depreciation and amortization	945	33,389	22,437	—	56,771
Amortization of lease rights and other assets	—	76	1,413	—	1,489
(Gain) loss on retirement of property and equipment, net	(734)	2,397	698	—	2,361
Loss on sale of intangible assets	—	—	5	—	5
Excess tax benefit from stock compensation	(3,648)	—	—	—	(3,648)
Stock compensation expense	7,080	—	—	—	7,080
(Increase) decrease in:
Inventories	—	(3,449)	(1,656)	—	(5,105)
Prepaid expenses	100	(12,186)	(4,355)	—	(16,441)
Other assets	(4,785)	(623)	(5,317)	—	(10,725)
Increase (decrease) in:
Trade accounts payable	142	(1,544)	4,846	—	3,444
Income taxes payable	3,648	(7,170)	5,706	—	2,184
Accrued expenses and other current liabilities	2,247	1,734	2,872	—	6,853
Deferred income taxes	—	(3,677)	(881)	—	(4,558)
Deferred rent expense	—	812	2,966	—	3,778

Net cash provided by operating activities	5,557	140,687	86,006	—	232,250

Cash flows from investing activities:
Acquisition of property and equipment	(1,242)	(57,225)	(36,725)	—	(95,192)
Proceeds from sale of land and buildings	881	—	—	—	881
Acquisition of intangible assets	—	(266)	(4,679)	—	(4,945)

Net cash used in investing activities	(361)	(57,491)	(41,404)	—	(99,256)

Cash flows from financing activities:
Exercised stock option proceeds	8,996	—	—	—	8,996
Purchase and retirement of common stock	(199,675)	—	—	—	(199,675)
Excess tax benefit from stock compensation	3,648	—	—	—	3,648
Dividends paid	(37,553)	—	—	—	(37,553)
Intercompany financing	72,249	(70,597)	(1,652)	—	—

Net cash used in financing activities	(152,335)	(70,597)	(1,652)	—	(224,584)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(31)	344	1,032	—	1,345

Net increase (decrease) in cash and cash equivalents	(147,170)	12,943	43,982	—	(90,245)
Cash and cash equivalents at beginning of period	341,268	2,864	86,990	—	431,122

Cash and cash equivalents at end of period	$194,098	$15,807	$130,972	$—	$340,877

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A (T). Controls and Procedures
Controls and Procedures
The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 31, 2009. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d — 15 (f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2008.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
     (a) List of documents filed as part of this report.
1.	Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	48

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	49

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year ending January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	50

Consolidated Statements of Cash Flows for the fiscal year ending January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”), the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and the fiscal year ended February 3, 2007 (“Predecessor Entity”)	51

Notes to Consolidated Financial Statements	53
2.	Financial Statement Schedules
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

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with Mark Smith*

10.9	Employment Agreement with James Conroy*

21.1	Subsidiaries of Claire’s Stores, Inc.**

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)***

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)***

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

(*)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed herewith.

(***)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
April 27, 2009	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

April 27, 2009	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
     We, the undersigned, hereby constitute J. Per Brodin and Greg Hackman, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 27, 2009	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 27, 2009	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer and Director

April 27, 2009	/s/ Lance Milken
Lance Milken, Director

April 27, 2009	/s/ George Golleher
George Golleher, Director

April 27, 2009	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 27, 2009	/s/ Rohit Manocha
Rohit Manocha, Director

April 27, 2009	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
21.1	Claire’s Stores, Inc. Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.