Form 10-K/A
period 2009-01-31
CLAIRES STORES INC
filed 2009-05-27
CIK 34115

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
Registrant’s telephone number, including area code: (954) 433-3900
Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of May 1, 2009, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Board Composition
Board Committees
Code of Ethics
Item 11. Executive Compensation
Compensation Discussion and Analysis
Former Named Executive Officers
Compensation Committee Report
Compensation Committee Interlocks and Insider Participation
Summary Compensation Table
Grants of Plan-Based Awards in Fiscal 2008
Outstanding Equity Awards at End of Fiscal 2008
Option Exercises and Stock Vested in Fiscal 2008
Nonqualified Deferred Compensation
Potential Payments Upon Termination or Change-In-Control
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Management Fee
Stockholders Agreement
Retail Lease
Policies and Procedures for Review of Related Party Transactions
Director Independence
Item 14. Principal Accountant Fees and Services
Relationship With Our Independent Registered Public Accounting Firm
Fees Paid To Our Independent Registered Public Accounting Firm
PART IV.
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Notes
     Claire’s Stores Inc., which we refer to as “Claire’s,” the “Company,” “we” or similar terms, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the Securities Exchange Commission (the “SEC”) on April 28, 2009, solely for the purpose of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K.
     This Amendment continues to speak as of the date of the original Form 10-K for the fiscal year ended January 31, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 28, 2009.
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
     In this Amendment, we refer to our fiscal year ended February 2, 2008 as Fiscal 2007 or FY 2007, our fiscal year ending January 31, 2009 as Fiscal 2008 or FY 2008, and our fiscal year ended January 30, 2010 as Fiscal 2009 or FY 2009.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
     Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position

Eugene S. Kahn	57	Chief Executive Officer and Director
James G. Conroy	39	President of Claire’s
Kenny Wilson	42	President of Claire’s Europe
J. Per Brodin	47	Senior Vice President and Chief Financial Officer
Peter P. Copses	50	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	60	Director
George G. Golleher	61	Director
Rohit Manocha	50	Director
Ron Marshall	54	Director
Lance A. Milken	33	Director
     Eugene S. Kahn became our Chief Executive Officer upon consummation of the Merger and a member of the Company’s board of directors shortly thereafter. From May 2001 to January 2005, Mr. Kahn was Chairman of the board of directors and Chief Executive Officer, and from May 1998 to April 2001 was President and Chief Executive Officer, of The May Department Stores Company. Mr. Kahn joined May Department Stores in 1990 and, in addition to the positions listed above, held various other positions including, President and Chief Executive Officer of G. Fox, President and Chief Executive Officer of Filene’s, both divisions of May Department Stores, Vice Chairman and Executive Vice Chairman. Mr. Kahn has over 35 years of experience in the retail industry.
     James G. Conroy was promoted to President of Claire’s in April 2009, having previously served as our Executive Vice President since December 2007. Mr. Conroy worked as a full-time consultant to Claire’s from the date of the Merger until December 2007. Prior to joining Claire’s, Mr. Conroy had 17 years of retail experience, including as a management consultant from July 2001 to December 2007, with positions as a principal of Kurt Salmon Associates and a senior manager of Deloitte Consulting, and as a retail executive with responsibility for strategic planning, merchandising and supply chain management.

     Kenny Wilson became our President of Europe in January 2009. From June 1990 to January 2009, Mr. Wilson served in various capacities with Levi Strauss Europe, including President of Levi’s Brand Europe from November 2001 to October 2005 and Senior Vice President Commercial Operations from November 2005 until January 2009. During his tenure with Levi’s, Mr. Wilson expanded the European Division of the Levi’s business and opened in excess of 250 new stores.
     J. Per Brodin became our Senior Vice President and Chief Financial Officer in February 2008. From November 2005 until joining the Company, Mr. Brodin served in various capacities with Centene Corporation, including Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer. From March 2002 to November 2005, Mr. Brodin served as Vice President, Accounting and Reporting for The May Department Stores Company. From 1989 to February 2002, Mr. Brodin was with the Audit and Business Advisory Practice of Arthur Andersen, LLP, serving as Senior Manager with their Professional Standards Group from February 2000 until February 2002.
     Peter P. Copses became Chairman of the Company’s board of directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management, L.P., one of our Sponsors, in 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of RBS Global, Inc., a diversified, multi-platform industrial company, and Linens ’n Things, Inc. (“LNT”).
     Robert J. DiNicola became a member of the Company’s board of directors following the consummation of the Merger. Mr. DiNicola also serves as the Senior Retail Advisor for Apollo Management, L.P. He is currently the Chairman of the board of directors of LNT. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. DiNicola served as Chief Executive Officer and Executive Chairman of General Nutrition Centers, Inc. from December 2004 to May 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company.
     George G. Golleher became a member of the Company’s board of directors following the consummation of the Merger. Since May 2007, Mr. Golleher has been Smart & Final’s Chairman and Chief Executive Officer. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. Mr. Golleher is also a director of Rite Aid Corporation. Mr. Golleher has also been a business consultant and private equity investor since June 1999.
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
     Ron Marshall became a member of the Company’s board of directors in December 2007. Since January 2009, Mr. Marshall has served as President, Chief Executive Officer and a director of Borders Group Inc., a national bookseller. From 1998 to 2006, he served as Chief Executive Officer of Nash Finch Company and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., Dart Group Corporation, Barnes & Noble Bookstores, Inc., NBI’s The Office Place and Jack Eckerd Corporation. Mr. Marshall has also been a principal of Wildridge Capital Management since 2006. Mr. Marshall is a certified public accountant.
     Lance A. Milken became a member of the Company’s board of directors in May 2007. Mr. Milken is a Principal at Apollo Management, L.P., where he has worked since 1998. Mr. Milken also serves as a member of the Milken Institute board of trustees.

Board Composition
     The Company’s board of directors is composed of seven directors. Each director serves for annual terms and until his or her successor is elected and qualified. The Sponsor indirectly controls a majority of the common stock of our Parent and, as such, the Sponsor has the ability to elect all of the members of our board of directors. The Sponsor has agreed to elect to our board of directors the designee of an affiliate of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan has invested in one of the Sponsor’s co-investment partnerships that was used to consummate the Merger. Rohit Manocha is the current designee of Tri-Artisan.
Board Committees
     The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors has currently appointed an audit committee and a compensation committee. The members of the audit committee are Peter Copses (Chairman), Lance Milken, Rohit Manocha, and Ron Marshall. The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The board of directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. The members of the compensation committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The compensation committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with our CEO, for employees other than our CEO. The compensation committee, or the full board of directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The audit and compensation committees are not required to, and do not, meet the independence requirements of Nasdaq and the New York Stock Exchange. See “Certain Relationships and Related Transactions-Director Independence.”
Code of Ethics
     The board of directors has adopted a Code of Ethics that applies to the Company’s chief executive officer and senior financial officers. A waiver from any provision of the code of ethics may only be granted by the audit committee. In addition, Claire’s has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors. Our Code of Ethics and Code of Business Conduct and Ethics are posted on our website at www.clairestores.com.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
     The board of directors appointed after the Merger, which at the time of the Merger did not include Mr. Kahn, negotiated employment agreements and other arrangements with our Chief Executive Officer, Eugene S. Kahn and our former President and Managing Director of Europe, Mark Smith. In addition, on December 13, 2007, upon consultation with an independent compensation consultant with respect to the salary and bonus ranges of executives in comparable peer group companies, our board of directors approved an employment agreement with James Conroy, who was appointed Executive Vice President in December 2007, on terms substantially consistent with those provided to Messrs. Kahn and Smith. In April 2009, Mr. Conroy was promoted to President of Claire’s, and the compensation committee of the board of directors approved an amendment to Mr. Conroy’s employment agreement. In February 2008, our board of directors approved the compensation arrangements for Mr. Brodin, our Senior Vice President and Chief Financial Officer.
     This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the foregoing agreements with Messrs. Kahn, Conroy and Brodin (our current named executive officers in Fiscal 2008), which form the core of the executive compensation program.
     In June 2008, our board of directors formally established a compensation committee. During Fiscal 2008, the basic elements of compensation for our Chief Executive Officer and our other current named executive officers remained essentially unchanged.

Compensation Philosophy and Objectives
     Our compensation committee developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which is designed to align the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. Our compensation committee evaluates both performance and compensation to ensure the Company maintains its ability to attract and retain qualified employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. Our compensation committee believes that the executive compensation packages provided by the Company to the current named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.
     In negotiating the initial employment agreements and arrangements with our current named executive officers, our board of directors and compensation committee, as the case may be, placed significant emphasis on aligning the management interests with those of the Sponsor. Our chief executive officer made a significant equity investment in Parent common stock and our other current named executive officers received equity awards that included performance vesting options.
Components of Executive Compensation
     The principal components of compensation for our current named executive officers are base salary, annual performance bonus, management equity investments in Parent, stock option awards, and other benefits and perquisites.
     Base Salary. The Company provides our current named executive officers with base salary to compensate them for services rendered during the fiscal year. Base salaries for the current named executive officers are determined for each executive based on his position and scope of responsibility. The initial base salary for our current named executive officers was established in their initial employment agreements or other written arrangements.
     Bonus. The current named executive officers are entitled to certain annual cash performance bonuses. Each current named executive officer has a target annual bonus expressed as a percentage of his or her annual base salary for achievement of target performance, with the opportunity to earn more or less than that for achievement above or below target. The respective percentages are determined by position and level of responsibility. The performance objectives for the annual bonuses may be based on the Company’s same store sales, EBITDA and cash generation goals based on levels to be determined by the compensation committee for the applicable year, taking into account, as applicable, our two operating segments of North America and Europe.
     For Fiscal 2008, Messrs. Kahn, Conroy and Brodin had a bonus opportunity to earn 100%, 75%, and 60%, respectively, of such executive’s base salary for achievement of target level of performance, with the opportunity to earn more or less for achievement above or below target. Per the terms of Mr. Conroy’s employment agreement, as amended, Mr. Conroy will receive a guaranteed bonus of $225,000 for Fiscal 2008. In April 2009, in connection with Mr. Conroy’s promotion to President, the target bonus opportunity for Mr. Conroy was increased from 75% to 100%.
     Stock Option Awards. On June 29, 2007, our board of directors and the stockholders of Parent adopted the Claire’s Inc. Amended and Restated Incentive Plan (the “Incentive Plan”). The Incentive Plan provides employees or directors of Parent or its affiliates who are in a position to contribute to the long-term success of these entities with shares of common stock or stock options to aid in attracting, retaining and motivating individuals of outstanding ability. The Incentive Plan provides for the grant of shares of common stock, incentive stock options, and non-qualified stock options. The aggregate number of shares currently reserved for issuance under the Incentive Plan is 8,200,000.
     The Incentive Plan is administered by our compensation committee, which has the authority to determine who should be awarded options or shares, the number of shares to be granted or to be subject to an option, the exercise price or purchase price of such awards, and other applicable terms and conditions. Our compensation committee has delegated to our Chief Executive Officer the authority to grant replacement options under the Incentive Plan to employees at certain non-senior levels that replace former non-senior employees and also seeks input from our Chief Executive Officer on option grants to employees, other than our Chief Executive Officer. Our board of directors or our compensation committee has the power and authority to construe and interpret the Incentive Plan, and their acts are final, conclusive, and binding on all parties.

     Stock option grants granted under the Incentive Plan are divided between time options, performance options and stretch performance options. The stock options generally expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). The performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the performance options will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. The stretch performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance options will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering, with gross proceeds of not less than $300.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to a qualified initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) the sum of Parent’s debt and capital leases as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date. Unless the term of a vested option would otherwise terminate earlier, all vested options generally terminate on the 91st day following an individual’s termination for any reason (other than death or disability, in which case such option will terminate on the 181st day following termination). The exercise price of options may be paid in the form of cash, a certified check, bank draft, or any other form of payment permitted by the board of directors or compensation committee of our board of directors.
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
     In the event any recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, repurchase, exchange or issuance of shares or other securities, any stock dividend or other special and nonrecurring dividend or distribution (whether in the form of cash, securities or other property), liquidation, dissolution, or other similar transactions or events, affects the shares, our board of directors or compensation committee of our board of directors will make appropriate equitable adjustments in order to prevent dilution or enlargement of a grantee’s rights under the Incentive Plan. Such adjustments may be applicable to the number and kind of shares available for grant of awards; the number and kind of shares which may be delivered with respect to outstanding awards; and the exercise price. In addition, in recognition of any unusual or nonrecurring events, our board of directors or compensation committee of our board of directors may adjust any terms and conditions applicable to outstanding awards, which may include cancellation of outstanding options in exchange for the in-the-money value, if any, of the vested portion.
     The board of directors or compensation committee of our board of directors may amend or terminate the Incentive Plan or any award issued thereunder; however, in general, no such amendment or termination may adversely affect the rights of a grantee.
     Management Equity Investments. Our board of directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. With each share received, the management employee is granted an option to purchase an additional fully-vested share of Parent common stock at an exercise price of $10.00 per share. These options are immediately exercisable and expire in seven years. There were no management equity investments by our current named executive officers in Fiscal 2008.
     The shares of Parent common stock acquired by the current named executive officers are subject to restrictions on transfer, repurchase rights and other limitations.

     Benefits Programs. The current named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits helped ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.
     Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. Prior to April 2009, matching contributions under the 401(k) Plan were 50% of the first 4% of eligible compensation that each eligible participant elected to be contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that was attributable to matching contributions vested as follows: 20% after one year of service, 20% after two years of service, 20% after three years of service, 20% after four years of service and 20% after five years of service. However, regardless of the number of years of service, an employee was fully vested in our matching contributions (and the earnings thereon) if the employee retired at age 65 or later, or terminated employment by reason of death or total and permanent disability. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, were permitted. The amounts, if any, of our matching contributions under the 401(k) Plan for Fiscal 2008 for each of the current named executive officers is included in the All Other Compensation column of the Summary Compensation Table. Effective April 2009, we no longer provide matching contributions for any of our employees under our 401(k) plan.
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
     Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. Our compensation committee believes the severance pay and benefits payable to the current named executive officers aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of the Company and Parent following a termination of an executive’s employment. In addition, the Company believes the provision of these contractual benefits will keep the executives focused on the operation and management of the business.
     Eugene S. Kahn. Pursuant to his employment agreement, Mr. Kahn is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by the executive officer for good reason. In either case, subject to execution of a release of claims, Mr. Kahn is entitled to continued payments of base salary for the remainder of the term, but for no less than two years if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement). Mr. Kahn is also entitled to reimbursement for premiums for continued health benefits for the severance period. In addition, Mr. Kahn will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, a portion of all restricted stock, time options, and performance options with respect to which the performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and Mr. Kahn will generally be entitled to exercise vested options for a 180 day period unless they would have otherwise expired earlier. The agreement prohibits Mr. Kahn from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
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

     James G. Conroy. Pursuant to his employment agreement, as amended, Mr. Conroy is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, non-renewal of the employment agreement or by the executive officer for good reason. In any case, subject to execution of a release of claims, Mr. Conroy is entitled to continued payments of base salary for a twelve month period following such date of termination, but if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement), then the payment of base salary shall continue for the longer of the period until the end of the then remaining term or 12 months. Mr. Conroy is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Mr. Conroy will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, Mr. Conroy will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier. The agreement prohibits Mr. Conroy from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
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
     J. Per Brodin. Mr. Brodin is entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-solicitation and non-disclosure covenants, for a period of 12 months following a termination of employment. Upon termination of employment, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.
Former Named Executive Officers
     SEC rules require that the Company disclose compensation information for: (i) all individuals serving as the Company’s principal executive officer at any time during the last completed fiscal year, (ii) all individuals serving as the Company’s principal financial officer at any time during the last completed fiscal year, (iii) the Company’s three most highly compensated individuals, other than the individuals listed in clauses (i) and (ii), who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year, and whose total compensation exceeded $100,000. As a result, the Executive Compensation section of this Amendment contains compensation information for our current named executive officers, as well as the following former executive officers of the Company: (a) former President and Managing Director of Europe, Mark Smith, (b) former Chief Financial Officer, Ira D. Kaplan, and (c) former President and Chief Operating Officer of North America, Lisa LaFosse. Any severance payments to our former named executive officers were made pursuant to employment agreements or other contractual arrangements with these individuals, and are included in the Summary Compensation Table.

Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2008 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.
Peter Copses
Rohit Manocha
Lance Milken
Compensation Committee Interlocks and Insider Participation
     Messrs. Copses, Milken and Manocha were the only members of the compensation committee during FY 2008. No member of the compensation committee is now, or was during FY 2008 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our compensation committee.

Summary Compensation Table
     The following table sets forth information concerning compensation awarded to, earned by or paid to our current named executive officers in Fiscal 2008 and certain former executive officers during Fiscal 2007 and Fiscal 2008 for services rendered to us during that time.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Position	Year	($)	($)		($)[1]	($)[2]	($)	($)		($)
Eugene S. Kahn	2008	1,000,000	0		265,625	1,871,888	0	132,289	(3)	3,269,802
Chief Executive Officer	2007	688,461	778,994	(4)	260,417	1,558,379	0	67,230	(5)	3,353,481
James G. Conroy(6)	2008	598,846	225,000	(7)	0	643,421	0	77,483	(8)	1,544,750
President	2007	83,250	150,000	(9)	0	123,636	0	0		356,886
J. Per Brodin	2008	431,538	0		0	215,556	0	6,600	(10)	653,694
Senior Vice President and Chief Financial Officer
Mark Smith	2008	557,455	127,250		177,083	962,196	0	32,484	(10)	1,856,468
Former President Europe	2007	461,277	469,065	(11)	173,611	793,741	0	17,988	(10)	1,951,682
Ira D. Kaplan(12)	2008	89,135	0		0	0	0	2,356,882	(13)	2,446,017
Former CFO	2007	515,000	0		436,659	297,100	139,277	0		1,388,036
Lisa LaFosse(14)	2008	138,462	48,679		0	0	0	2,006,783	(15)	2,193,924
Former President North America	2007	595,193	0		343,289	303,883	48,679	0		1,291,042

(1)	Messrs. Kahn and Smith received grants of restricted stock of Parent in connection with the consummation of the Merger in 2007. This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of stock awards of Parent common stock granted or purchased in accordance with SFAS No. 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 8 Stock Options and Stock-Based Compensation of the notes to our consolidated financial statements included in our Fiscal 2008 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(2)	Messrs. Kahn and Smith received grants of non-qualified stock options to purchase stock of Parent in connection with the Merger. Messrs. Conroy and Brodin received a grant of non-qualified stock options to purchase stock of Parent upon employment with the Company. This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock granted in accordance with SFAS No. 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 8 Stock Options and Stock-Based Compensation of the notes to our consolidated financial statements included in our Fiscal 2008 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(3)	Includes (i) $115,289 for reimbursement of living expenses pursuant to Mr. Kahn’s employment agreement, grossed up for income tax purposes, and (ii) $17,000 for automobile allowance.

(4)	Includes a one-time minimum guaranteed incentive bonus of $666,666 and a one-time sign-on bonus of $112,328 pursuant to the terms of Mr. Kahn’s employment agreement.

(5)	Includes (i) $61,280 for reimbursement of living expenses paid pursuant to the terms of Mr. Kahn’s employment agreement, grossed-up for income tax purposes, and (ii) $5,950 for automobile allowance.

(6)	Mr. Conroy became an executive officer on December 13, 2007 and the information included in the table reflects his compensation from that date until our fiscal year end. From May 2007 through December 12, 2007, Mr. Conroy was a consultant to us and received fees of approximately $379,000.

(7)	Reflects one-time minimum guaranteed incentive bonus pursuant to Mr. Conroy’s employment agreement.

(8)	Includes (i) relocation expenses of $66,433, and (ii) $11,050 for automobile allowance.

(9)	Represents one-time sign-on bonus paid to Mr. Conroy pursuant to the terms of his employment agreement.

(10)	Represents automobile allowance.

(11)	Reflects minimum guaranteed incentive bonus pursuant to Mr. Smith’s employment agreement.

(12)	Mr. Kaplan ceased serving as our Chief Financial Officer in February 2008.

(13)	Represents severance payment made to Mr. Kaplan pursuant to his employment agreement.

(14)	Ms. LaFosse ceased serving as our President and Chief Operating Officer of North America in April 2008.

(15)	Represents severance payment made to Ms. LaFosse pursuant to her change in control termination protection agreement entered into prior to the Merger and $2,100 automobile allowance.

Employment Arrangements with our Current Executive Officers
Eugene S. Kahn
     On April 19, 2007, in connection with the Merger, Parent entered into an employment agreement with our Chief Executive Officer, Eugene S. Kahn, containing the following terms: a base salary of $1,000,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target (however, for Fiscal 2007, Mr. Kahn received a minimum bonus of 100% of base salary, prorated based upon the number of days during Fiscal 2007 following the closing of the Merger), a time option to purchase 477,440 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 477,440 shares of common stock of Parent at an exercise price of $10.00 per share; a stretch performance option to purchase 298,400 shares of common stock of Parent at an exercise price of $10.00 per share; a grant of 75,000 shares of common stock of Parent that vest in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control (as defined in the employment agreement), and a loan from Parent to facilitate Mr. Kahn’s payment of taxes triggered by such grant of common stock that may be forgivable in whole or in part under certain circumstances. In addition, Mr. Kahn purchased 100,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received an option to purchase an additional 100,000 fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Kahn is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Kahn has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a three-year term (terminating on May 29, 2010) and automatic renewal for successive one-year periods unless either Mr. Kahn or Parent provides notice of non-renewal.
     Pursuant to his employment agreement, as described above, Mr. Kahn is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by Mr. Kahn for good reason.
James G. Conroy
     On December 13, 2007, we entered into an employment agreement with our Executive Vice President, James Conroy, containing the following terms: a base salary of $585,000; a bonus opportunity of 75% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 87,500 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Conroy has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Conroy is entitled to expense reimbursement and other customary employee benefits, as well as relocation, including a $150,000 relocation bonus, and temporary housing expenses. Mr. Conroy is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2008 of $225,000. Mr. Conroy has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. In March 2008, Mr. Conroy’s annual base salary was increased to $600,000. In April 2009, Mr. Conroy was promoted to President. Mr. Conroy’s Employment Agreement was amended in connection with such promotion, comprised of the following: (i) extension of the expiration of the initial two-year term of the Employment Agreement from February 28, 2010, to April 30, 2011, (ii) an increase from 75% to 100% for the bonus potential that can be earned under the Company’s Annual Incentive Plan for “target” bonus, (iii) an additional grant of options to purchase an aggregate of 125,000 shares of common stock of the parent of the Company at an exercise price of $10 per share, consisting of 50,000 time-vested options, 50,000 performance-vested options and 25,000 stretch-performance options, and (iv) eligibility to purchase up to an additional 20,000 shares of common stock of the parent of the Company at $10 per share, and to receive a matching option at an exercise price of $10 per share for each share of stock purchased. The material terms summarized herein are qualified by their entirety by reference to the Amendment. The agreement provides for automatic renewals for successive one-year periods unless either Mr. Conroy or Parent provides notice of non-renewal.
     Pursuant to his employment agreement, as described above, Mr. Conroy is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by Mr. Conroy for good reason.

J. Per Brodin
     On February 11, 2008, Mr. Brodin was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer. Mr. Brodin receives an annual base salary of $440,000 and an annual target bonus of 60% of his base salary. The actual amount of the bonus, which will range from 30% to 90% of Mr. Brodin’s base salary, will depend upon the achievement of certain annual performance objectives. Mr. Brodin also received a time option to purchase 60,000 shares of common stock of at an exercise price of $10.00 per share and a target performance option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Brodin has the opportunity to purchase up to an additional 25,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option will vest in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Brodin is also entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants, for a period of 12 months following the termination of his employment.
Kenny Wilson
     Effective January 18, 2009, we entered into an employment agreement with our President of Europe, Kenny Wilson, containing the following terms: a base salary of £365,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Wilson has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Wilson is entitled to expense reimbursement and other customary employee benefits, as well as relocation, and temporary housing expenses. Mr. Wilson is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2009 of £365,000. Mr. Wilson was also entitled to receive a conditional sign-on bonus of up to £200,000 of which £152,000 was paid to him in February 2009, upon satisfaction of the conditions agreed to by the Company. Mr. Wilson has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. Because Mr. Wilson’s tenure as an executive officer commenced on January 18, 2009, his compensation is not included in the Summary Compensation Table.

Grants of Plan-Based Awards in Fiscal 2008
     Option grants to our named executive officers in Fiscal 2008 are set forth below:

All Other
					Option		Grant Date
					Awards:	Exercise	Fair
		Estimated Future Payouts			Number of	or Base	Value of
		Under Equity Incentive			Securities	Price of	Stock and
		Plan Awards			Underlying	Option	Option
		Threshold	Target	Maximum	Options	Awards	Awards
Name	Grant Date	(#)	(#)	(#)	(#)	($/Sh)	($)(1)
J. Per Brodin Time Options	2/11/08	—	60,000	—	—	10.00	249,600
Performance Options	2/11/08	—	60,000 (2)	—	60,000	10.00	252,600

(1)	This column reflects the grant date fair value of equity awards in accordance with SFAS No. 123(R). For a description of the assumptions used in calculating the fair value of option awards under SFAS No. 123(R), see Note 8 Stock Options and Stock-Based Compensation of the notes to our consolidated financial statements included in our Fiscal 2008 Form 10-K. The amounts in this column do not reflect the amount of compensation actually received by the named executive officer during Fiscal 2008.

(2)	This column shows the number of options to purchase Parent common stock with performance-based vesting requirements granted to the named executive officer in Fiscal 2008, which is also reflected in the “Estimated Future Payouts Under Equity Incentive Bonus Plan Awards” column of this table.

Outstanding Equity Awards at January 31, 2009

	Option Awards				Stock Awards
	Number of	Number of				Market Value
	Securities	Securities			Number of	of Shares
	Underlying	Underlying			Shares or	or Units
	Unexercised	Unexercised			Units of Stock	of Stock
	Options	Options	Option		That Have	That Have
	Exercisable	Unexercisable	Exercise Price	Option	Not Vested	Not Vested
Name	(#)	(#)	($)	Expiration Date	(#)	($)
Eugene S. Kahn Restricted Shares					56,250	560,250 (5)
Time Options(1)	119,360	358,080	10.00	5/29/2014
Performance Options(2)		477,440	10.00	5/29/2014
Stretch Options(3)		298,400	10.00	5/29/2014
Management Investment Options(4)	100,000		10.00	5/29/2014
James G. Conroy Time Options(1)	43,750	131,250	10.00	12/13/2014
Performance Options(2)		175,000	10.00	12/13/2014
Stretch Options(3)		87,500	10.00	12/13/2014
J. Per Brodin Time Options(1)		60,000	10.00	2/11/2015
Performance Options(2)		60,000	10.00	2/11/2015
Mark Smith Restricted Shares					37,500	375,000 (5)
Time Options(1)	55,950	167,850	10.00	5/29/2014
Performance Options(2)		223,800	10.00	5/29/2014
Stretch Options(3)		149,200	10.00	5/29/2014
Management Investment Options(4)	112,500		10.00	5/29/2014

(1)	The time option becomes vested and exercisable in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.

(2)	The target performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the target performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter.

(3)	The stretch performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering with gross proceeds of not less than $300.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to a qualified initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) Parent’s debt as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by the Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date.

(4)	The management investment options are fully-vested.

(5)	Valued at original exercise price of $10.00 per share.

Option Exercises and Stock Vested in Fiscal 2008
     None of our named executive officers exercised any options during Fiscal 2008. The following table sets forth information with respect to restricted stock held by our named executive officers that vested during Fiscal 2008.

	Stock Awards
	Number of Shares	Value realized on Vesting
Name	acquired on Vesting(#)	($)(1)
Eugene S. Kahn	18,750	187,500	(1)
Mark Smith	12,500	125,000	(1)

(1)	Valued at original exercise price of $10.00 per share.
Nonqualified Deferred Compensation
     The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.
Potential Payments Upon Termination or Change-In-Control
     See “Compensation Discussion and Analysis—Employment Arrangements with our Current Executive Officers” for a description of the potential payments to our named executive officers upon termination or change-in-control.
Compensation of Directors
     Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Peter Copses and Lance Milken for their services as directors are paid to Apollo Management, and fees paid to Rohit Manocha for his services as a director are paid to Tri-Artisan.
     The total compensation of our non-employee directors earned for FY 2008 is shown in the following table.

Fees Earned
or Paid in
Cash(1)
Name	($)
Peter P. Copses (2)	67,000
Robert J. DiNicola	55,000
George G. Golleher	58,000
Rohit Manocha (3)	66,000
Ron Marshall	60,000
Lance Milken(2)	67,000

(1)	Includes annual retainer fees and committee fees.

(2)	Fees paid to Apollo Management.

(3)	Fees paid to Tri-Artisan Capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The Company’s parent, Claire’s Inc., f/k/a/ Bauble Holdings Corp., owns all of the Company’s issued and outstanding capital stock.
     The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and officers as a group, at January 31, 2009:

Name of Beneficial Owner(1)	Number of Shares		Percentage(2)
Apollo Management VI, L.P.	59,507,500	(3)	98.2
Peter P. Copses(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Eugene S. Kahn(5)	394,360	(7)	*
Rohit Manocha (3) (5)	20,000	(8)	*
Ron Marshall(5)	20,000	(8)	*
Lance Milken(3)(4)	—		—
James G. Conroy	43,750	(9)	*
J. Per Brodin	15,000	(10)	*
Mark Smith(5)	330,950	(11)	*
Ira D. Kaplan	51,000		*
Lisa LaFosse	60,000		*
All officers and directors as a group (9 persons)	1,175,060		1.9

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing.

(2)	These percentages are calculated on the basis of 60,571,000 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by entities managed by Apollo Management VI, L.P. (collectively, “Apollo”). Apollo Management VI L.P. has the voting and investment power over the shares held by the managed entities. Each of Messers. Copses, and Milken, who have relationships with Apollo, disclaim beneficial ownership of any shares of Claire’s Inc. that may be deemed beneficially owned by Apollo Management VI, L.P., or any of the managed entities. The address for Apollo Management VI, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.

(5)	The address for each of Messrs. DiNicola, Golleher , Kahn, Kaplan, Manocha, Marshall and Smith is c/o Claire’s Inc., 2400 W . Central Road, Hoffman Estates, IL 60192.

(6)	Includes fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes (i)100,000 owned shares, (ii) 75,000 restricted shares of common stock, of which 56,250 shares remain subject to forfeiture pursuant to the terms of the grant, (iii) a fully-vested option to purchase 100,000 shares of common stock, and (iv) a fully-vested time-vested option to purchase 119,360 shares.

(8)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.

(9)	Includes fully-vested option to purchase 43,750 shares. (10) Includes fully-vested option to purchase 15,000 shares.

(11)	Includes (i) 112,500 owned shares, (ii) 50,000 restricted shares of common stock, of which 37,500 shares remain subject to forfeiture pursuant to the terms of the grant, (iii) a fully-vested option to purchase 112,500 shares of common stock, and (iv) a fully-vested time-vested option to purchase 55,950 shares.

Item 13. Certain Relationships and Related Transactions
Management Fee
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
Retail Lease
     We lease one of our retail stores from an entity beneficially owned by Mark Smith, our former President and Managing Director of Europe. The lease expires July 16, 2020, and the annual rental payments under the lease are approximately $50,000. We believe that this lease arrangement is on no less favorable terms than we could obtain from unaffiliated third parties. This lease was in effect prior to the Merger, so it was negotiated prior to the time Mr. Smith was appointed President of Europe in May 2007.
Policies and Procedures for Review of Related Party Transactions
     Pursuant to its written charter, our audit committee must review and approve all material related-party transactions, which include any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. In determining whether to approve a related party transaction, our audit committee will consider a number of factors, including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.
Director Independence
     We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 3.03A.00, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1, 2009, Apollo Management VI, L.P. beneficially owned 98.2% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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
Fees Paid To Our Independent Registered Public Accounting Firm
     We were billed an aggregate of $3,840,000 and $2,114,200 by KPMG LLP for Fiscal 2007 and Fiscal 2008, respectively, as follows:
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
     For professional services rendered for the annual audit of our consolidated financial statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $2,103,000 for Fiscal 2008.
Audit-Related Fees
     For professional services related to turnover certificates for Claire’s Accessories UK Ltd. and Claire’s France S.A.S., $22,000 for Fiscal 2007.
     For professional services related to audits of turnover certificates for Claire’s Accessories UK Ltd. and Claire’s France S.A.S., $9,500 for Fiscal 2008.
Tax Fees
     For tax compliance, $0 for Fiscal 2007 and Fiscal 2008.
All Other Fees
     For license for tax compliance software, $2,000 and $1,700 for Fiscal 2007 and Fiscal 2008, respectively.
Pre-Approval Policies and Procedures
     We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2007 and Fiscal 2008 were pre-approved by the audit committee.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
     3.     Exhibits
3.1	Articles of Incorporation of Claire’s Stores, Inc.*

3.2	By-laws of Claire’s Stores, Inc.*

3.3	Certificate of Incorporation of Afterthoughts Merchandising Corp.*

3.4	By-laws of Afterthoughts Merchandising Corp.*

3.5	Certificate of Incorporation of BMS Distributing Corp.*

3.6	By-laws of BMS Distributing Corp.*

3.7	Certificate of Incorporation of CBI Distributing Corp.*

3.8	By-laws of CBI Distributing Corp.*

3.9	Articles of Incorporation of Claire’s Boutiques, Inc.*

3.10	By-laws of Claire’s Boutiques, Inc.*

3.11	Certificate of Incorporation of Claire’s Canada Corp.*

3.12	By-laws of Claire’s Canada Corp.*

3.13	Certificate of Incorporation of Claire’s Puerto Rico Corp.*

3.14	By-laws of Claire’s Puerto Rico Corp.*

3.15	Certificate of Incorporation of Sassy Doo!, Inc.*

3.16	By-laws of Sassy Doo!, Inc.*

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.7	Form of 9.25% Senior Notes due 2015*

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015*

4.9	Form of 10.50% Senior Subordinated Notes due 2017*

4.10	Senior Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

4.11	Senior Subordinated Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers*

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with Mark Smith*

10.9	Employment Agreement with James Conroy*

10.10	Employment Agreement with Kenny Wilson **

21.1	Subsidiaries of Claire’s Stores, Inc. ***

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)**

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)**

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

(*)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed herewith.

(***)	Filed previously as exhibit to Form 10-K by the Company on April 28, 2009.

(****)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
May 27, 2009	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

May 27, 2009	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)