Form 10-Q
period 2009-05-02
CLAIRES STORES INC
filed 2009-06-15
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2009
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of June 1, 2009, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2009	January 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$206,703	$204,574
Inventories	100,993	103,691
Prepaid expenses	44,396	31,837
Other current assets	26,225	27,079

Total current assets	378,317	367,181

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	147,876	143,702
Leasehold improvements	218,786	214,007

	388,950	379,997
Less accumulated depreciation and amortization	(132,094)	(113,926)

	256,856	266,071

Intangible assets, net of accumulated amortization of $23,677 and $19,371, respectively	585,930	587,125
Deferred financing costs, net of accumulated amortization of $20,278 and $17,646, respectively	57,312	59,944
Other assets	54,503	56,428
Goodwill	1,544,346	1,544,346

	2,242,091	2,247,843

Total assets	$2,877,264	$2,881,095

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$59,595	$53,237
Current portion of long-term debt	14,500	14,500
Income taxes payable	5,695	6,477
Accrued interest payable	28,086	13,316
Accrued expenses and other current liabilities	105,008	107,974

Total current liabilities	212,884	195,504

Long-term debt	2,379,196	2,373,272
Revolving credit facility	194,000	194,000
Deferred tax liability	112,335	112,829
Deferred rent expense	17,544	18,462
Unfavorable lease obligations and other long-term liabilities	40,465	42,871

	2,743,540	2,741,434

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	609,948	609,427
Accumulated other comprehensive loss, net of tax	(17,134)	(22,319)
Retained deficit	(671,974)	(642,951)

	(79,160)	(55,843)

Total liabilities and stockholder’s deficit	$2,877,264	$2,881,095

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Net sales	$293,098	$327,003
Cost of sales, occupancy and buying expenses	151,179	171,982

Gross profit	141,919	155,021

Other expenses (income):
Selling, general and administrative	108,469	131,335
Depreciation and amortization	18,155	22,101
Severance and transaction-related costs	349	5,968
Other (income) expense	414	(560)

	127,387	158,844

Operating income (loss)	14,532	(3,823)
Interest expense (income), net	45,234	48,657

Loss before income taxes	(30,702)	(52,480)
Income tax benefit	(1,679)	(16,910)

Net loss	$(29,023)	$(35,570)

Net loss	$(29,023)	$(35,570)
Foreign currency translation and interest rate swap adjustments, net of tax	5,185	9,314

Comprehensive loss	$(23,838)	$(26,256)

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net loss	$(29,023)	$(35,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,155	22,101
Amortization of lease rights and other assets	494	528
Amortization of debt issuance costs	2,632	2,647
Payment in kind interest expense	9,549	—
Net accretion of favorable (unfavorable) lease obligations	(615)	—
Loss on sale/retirement of property and equipment, net	4	27
Stock compensation expense	521	2,767
(Increase) decrease in:
Inventories	3,642	269
Prepaid expenses	(11,874)	(14,845)
Other assets	2,046	(1,637)
Increase (decrease) in:
Trade accounts payable	6,139	16,855
Income taxes payable	(1,551)	(14,164)
Accrued expenses and other liabilities	(3,349)	9,218
Accrued interest payable	14,771	22,621
Deferred income taxes	(108)	(14,329)
Deferred rent expense	(784)	2,153

Net cash provided by (used in) operating activities	10,649	(1,359)

Cash flows from investing activities:
Acquisition of property and equipment, net	(5,185)	(15,598)
Acquisition of intangible assets/lease rights	(340)	(427)

Net cash used in investing activities	(5,525)	(16,025)

Cash flows from financing activities:
Credit facility payment	(3,625)	(3,625)

Net cash used in financing activities	(3,625)	(3,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	630	3,049

Net increase (decrease) in cash and cash equivalents	2,129	(17,960)
Cash and cash equivalents at beginning of period	204,574	85,974

Cash and cash equivalents at end of period	$206,703	$68,014

Supplemental disclosure of cash flow information:

Income taxes paid	$423	$11,973
Interest paid	18,356	24,022
See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission, including Note 2 to the consolidated financial statements included therein which discusses principles of consolidation and summary of significant accounting policies.
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
2. Significant Accounting Policies
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for the Company as of February 1, 2009. The Company’s adoption of SFAS No. 157 on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on its financial position, results of operations or cash flows.
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.

During June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. Issue 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. See Note 6 for further discussion and disclosure.
In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion No. 18, “The Equity Method Accounting for Investments in Common Stock.” The consensus of the EITF will not require the Company to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. It would also be required to perform an overall other than temporary impairment test of its investment in accordance with APB No. 18. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In January 2009, the FASB released Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1” and “APB 28-1”). This FSP amends FASB Statement No. 107 “Disclosures about Fair Values of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements beginning with the second quarter interim period ending on August 1, 2009.
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective July 1, 2009 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Segment Information
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
Net sales and operating income (loss) for the periods presented were as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Net sales:
North America	$196,444	$209,344
Europe	96,654	117,659

Total net sales	293,098	327,003

Depreciation and amortization:
North America	12,567	14,626
Europe	5,588	7,475

Total depreciation and amortization	18,155	22,101

Operating income (loss) for reportable segments:
North America	16,129	3,697
Europe	(1,248)	(1,552)

Total operating income for reportable segments	14,881	2,145
Severance and transaction-related costs	349	5,968

Total consolidated operating income (loss)	14,532	(3,823)
Interest expense (income), net	45,234	48,657

Total consolidated loss before income taxes	$(30,702)	$(52,480)

Excluded from operating income (loss) for the North American segment are severance and transaction-related costs of approximately $0.3 million and $4.3 million for the three months ended May 2, 2009 and May 3, 2008, respectively.
Excluded from operating income (loss) for the European segment are severance and transaction-related costs of approximately $1.7 million for the three months ended May 3, 2008. There were no severance and transaction-related costs for the European segment for the three months ended May 2, 2009.

4. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the three months ended May 2, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 31, 2009	6,807,556	$10.00	5.1	—
Options granted	254,850	$10.00	6.9	—
Options exercised	—			—
Options forfeited	(584,308)	$10.00	—	—
Options expired	—			—

Outstanding at May 2, 2009	6,478,098	$10.00	5.1	—

Exercisable at May 2, 2009	1,387,502	$10.00	5.1	—

The weighted average grant date fair value of options granted during the three months ended May 2, 2009 and May 3, 2008 was $4.24 and $4.47, respectively.
During the three months ended May 2, 2009 and May 3, 2008, the Company recorded additional paid-in capital relating to stock-based compensation of approximately $0.5 million and $2.8 million, respectively.
5. Income Taxes
The effective income tax benefit rate was 5.5% for the three months ended May 2, 2009. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from an increase in the valuation allowance recorded for additional deferred tax assets generated in the three months ended May 2, 2009 by the Company’s U.S. operations.
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

6. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of current assets, current liabilities, long-term debt, the revolving credit facility and interest rate swaps. Current assets and liabilities approximate fair market value due to the relatively short maturity of these financial instruments.
As of May 2, 2009, the fair value and carrying value of the Company’s debt was approximately $1,228 million and $2,588 million, respectively. As of January 31, 2009, the fair value and carrying value of the Company’s debt was approximately $734 million and approximately $2,582 million, respectively. The fair value (estimated market value) of the debt is based primarily on quoted prices for similar instruments.
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
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at May 2, 2009 Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(1,228,000)	$—	$—
Interest rate swaps	$—	$(19,048)	$—

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(734,000)	$—	$—
Interest rate swaps	$—	$(19,734)	$—
The fair value of the interest rate swaps are included in accrued expenses and other current liabilities and is recorded, net of tax of approximately $7.0 million and $7.3 million, as a component in other comprehensive loss as of May 2, 2009 and January 31, 2009, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheet. During the three months ended May 2, 2009 and May 3, 2008, unrealized gains were recorded as a component of other comprehensive loss, as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Unrealized gain from changes in fair value of interest rate swap agreements, net of tax	$433	$3,109

7. Commitments and Contingencies
The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation, and litigation to protect trademark rights. The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
8. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s senior secured credit facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European, Canadian and Asian subsidiaries, (the “Non-Guarantors”) are not guarantors of these notes.

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

Condensed Consolidating Balance Sheet
May 2, 2009
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$129,166	$15,640	$61,897	$—	$206,703
Inventories	—	70,269	30,724	—	100,993
Prepaid expenses	518	14,900	28,978	—	44,396
Other current assets	59	18,196	7,970	—	26,225

Total current assets	129,743	119,005	129,569	—	378,317

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,162	105,311	40,403	—	147,876
Leasehold improvements	1,703	137,156	79,927	—	218,786

	3,865	264,755	120,330	—	388,950
Less accumulated depreciation and amortization	(1,432)	(87,833)	(42,829)	—	(132,094)

	2,433	176,922	77,501	—	256,856

Intercompany receivables	—	34,131	58,631	(92,762)	—
Investment in subsidiaries	2,168,336	(1,702)	—	(2,166,634)	—
Intangible assets, net	286,201	16,436	283,293	—	585,930
Deferred financing costs, net	57,312	—	—	—	57,312
Other assets	16,536	2,785	35,182	—	54,503
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,528,385	1,281,590	691,512	(2,259,396)	2,242,091

Total assets	$2,660,561	$1,577,517	$898,582	$(2,259,396)	$2,877,264

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$611	$17,066	$41,918	$—	$59,595
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	1,459	4,236	—	5,695
Accrued interest payable	28,086	—	—	—	28,086
Accrued expenses and other current liabilities	30,008	34,608	40,392	—	105,008

Total current liabilities	73,205	53,133	86,546	—	212,884

Intercompany payables	92,762	—	—	(92,762)	—
Long-term debt	2,379,196	—	—	—	2,379,196
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	99,001	13,334	—	112,335
Deferred rent expense	558	13,012	3,974	—	17,544
Unfavorable lease obligations and other long-term liabilities	—	37,185	3,280	—	40,465

	2,666,516	149,198	20,588	(92,762)	2,743,540

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	609,948	1,445,795	876,798	(2,322,593)	609,948
Accumulated other comprehensive loss, net of tax	(17,134)	(591)	(13,110)	13,701	(17,134)
Retained deficit	(671,974)	(70,385)	(72,242)	142,627	(671,974)

	(79,160)	1,375,186	791,448	(2,166,634)	(79,160)

Total liabilities and stockholder’s equity (deficit)	$2,660,561	$1,577,517	$898,582	$(2,259,396)	$2,877,264

Condensed Consolidating Balance Sheet
January 31, 2009
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$154,414	$211	$49,949	$—	$204,574
Inventories	—	73,445	30,246	—	103,691
Prepaid expenses	434	14,641	16,762	—	31,837
Other current assets	6	16,104	10,969	—	27,079

Total current assets	154,854	104,401	107,926	—	367,181

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,025	103,571	38,106	—	143,702
Leasehold improvements	1,704	136,554	75,749	—	214,007

	3,729	262,413	113,855	—	379,997
Less accumulated depreciation and amortization	(1,250)	(77,042)	(35,634)	—	(113,926)

	2,479	185,371	78,221	—	266,071

Intercompany receivables	—	26,876	58,416	(85,292)	—
Investment in subsidiaries	2,139,955	(4,061)	—	(2,135,894)	—
Intangible assets, net	286,750	17,960	282,415	—	587,125
Deferred financing costs, net	59,944	—	—	—	59,944
Other assets	19,392	2,602	34,434	—	56,428
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,506,041	1,273,317	689,671	(2,221,186)	2,247,843

Total assets	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,347	$21,112	$29,778	$—	$53,237
Current portion of long-term debt	14,500	—	—		14,500
Income taxes payable	—	—	6,477	—	6,477
Accrued interest payable	13,313	—	3		13,316
Accrued expenses and other current liabilities	35,795	35,782	36,397	—	107,974

Total current liabilities	65,955	56,894	72,655	—	195,504

Intercompany payables	85,292	—	—	(85,292)	—
Long-term debt	2,373,272	—	—	—	2,373,272
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	99,122	13,707	—	112,829
Deferred rent expense	698	12,532	5,232	—	18,462
Unfavorable lease obligations and other long-term liabilities	—	39,074	3,797	—	42,871

	2,653,262	150,728	22,736	(85,292)	2,741,434

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	609,427	1,445,795	876,798	(2,322,593)	609,427
Accumulated other comprehensive loss, net of tax	(22,319)	(2,326)	(20,597)	22,923	(22,319)
Retained deficit	(642,951)	(88,369)	(75,776)	164,145	(642,951)

	(55,843)	1,355,467	780,427	(2,135,894)	(55,843)

Total liabilities and stockholder’s equity (deficit)	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 2, 2009
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$325,983	$107,467	$(140,352)	$293,098
Cost of sales, occupancy and buying expenses	—	234,040	57,491	(140,352)	151,179

Gross profit	—	91,943	49,976	—	141,919

Other expenses (income):
Selling, general and administrative	6,270	58,472	43,727	—	108,469
Depreciation and amortization	744	11,073	6,338	—	18,155
Severance and transaction-related costs	349	—	—	—	349
Other (income) expense	(2,667)	4,602	(1,521)	—	414

	4,696	74,147	48,544	—	127,387

Operating income (loss)	(4,696)	17,796	1,432	—	14,532
Interest expense (income), net	45,280	—	(46)	—	45,234

Income (loss) before income taxes	(49,976)	17,796	1,478	—	(30,702)
Income tax expense (benefit)	—	378	(2,057)	—	(1,679)

Income (loss) from continuing operations	(49,976)	17,418	3,535	—	(29,023)
Equity in earnings of subsidiaries	20,953	566	—	(21,519)	—

Net income (loss)	(29,023)	17,984	3,535	(21,519)	(29,023)
Foreign currency translation and interest rate swap adjustments, net of tax	5,185	1,734	7,510	(9,244)	5,185

Comprehensive income (loss)	$(23,838)	$19,718	$11,045	$(30,763)	$(23,838)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 3, 2008
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$367,918	$131,478	$(172,393)	$327,003
Cost of sales, occupancy and buying expenses	—	275,566	68,809	(172,393)	171,982

Gross profit	—	92,352	62,669	—	155,021

Other expenses (income):
Selling, general and administrative	10,205	66,653	54,477	—	131,335
Depreciation and amortization	760	12,921	8,420	—	22,101
Severance and transaction-related costs	4,300	—	1,668	—	5,968
Other (income) expense	(5,301)	4,628	113	—	(560)

	9,964	84,202	64,678	—	158,844

Operating income (loss)	(9,964)	8,150	(2,009)	—	(3,823)
Interest expense (income), net	49,167	(185)	(325)	—	48,657

Income (loss) before income taxes	(59,131)	8,335	(1,684)	—	(52,480)
Income tax expense (benefit)	(22,043)	8,856	(3,723)	—	(16,910)

Income (loss) from continuing operations	(37,088)	(521)	2,039	—	(35,570)
Equity in earnings of subsidiaries	1,518	505	—	(2,023)	—

Net income (loss)	(35,570)	(16)	2,039	(2,023)	(35,570)
Foreign currency translation and interest rate swap adjustments, net of tax	9,314	56	5,672	(5,728)	9,314

Comprehensive income (loss)	$(26,256)	$40	$7,711	$(7,751)	$(26,256)

Condensed Consolidating Statement of Cash Flows
Three Months Ended May 2, 2009
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,023)	$17,984	$3,535	$(21,519)	$(29,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(20,953)	(566)	—	21,519	—
Depreciation and amortization	744	11,073	6,338	—	18,155
Amortization of lease rights and other assets	—	12	482	—	494
Amortization of debt issuance costs	2,632	—	—	—	2,632
Payment in kind interest expense	9,549	—	—	—	9,549
Net accretion of favorable (unfavorable) lease obligations	—	(760)	145	—	(615)
(Gain) loss on sale/retirement of property and equipment and other assets, net	—	7	(3)	—	4
Stock compensation expense	(22)	—	543	—	521
(Increase) decrease in:
Inventories	—	3,177	465	—	3,642
Prepaid expenses	(84)	(259)	(11,531)	—	(11,874)
Other assets	812	(1,202)	2,436	—	2,046
Increase (decrease) in:
Trade accounts payable	(1,732)	(3,615)	11,486	—	6,139
Income taxes payable	—	10	(1,561)	—	(1,551)
Accrued expenses and other liabilities	(5,101)	(1,175)	2,927	—	(3,349)
Accrued interest payable	14,774	—	(3)	—	14,771
Deferred income taxes	—	386	(494)	—	(108)
Deferred rent expense	(140)	765	(1,409)	—	(784)

Net cash provided by (used in) operating activities	(28,544)	25,837	13,356	—	10,649

Cash flows from investing activities:
Acquisition of property and equipment, net	(141)	(3,046)	(1,998)	—	(5,185)
Acquisition of intangible assets/lease rights	(13)	(17)	(310)	—	(340)

Net cash used in investing activities	(154)	(3,063)	(2,308)	—	(5,525)

Cash flows from financing activities:
Credit Facility payments	(3,625)	—	—	—	(3,625)
Intercompany activity, net	7,075	(7,090)	15	—	—

Net cash provided by (used in) financing activities	3,450	(7,090)	15	—	(3,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(255)	885	—	630

Net increase (decrease) in cash and cash equivalents	(25,248)	15,429	11,948	—	2,129
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$129,166	$15,640	$61,897	$—	$206,703

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
We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for nine consecutive weeks. The removal is effective prospectively upon the completion of the ninth consecutive week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency rates.
Business Overview
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American Division and our European Division. As of May 2, 2009, we operated a total of 2,970 stores, of which 2,024 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American Division) and 946 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European Division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of May 2, 2009, we franchised 198 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala under franchising agreements. We account within our North American Division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European Division in “Other income” in our unaudited condensed consolidated financial statements included in this report.
We also operated, as of January 31, 2009, 213 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North American Division in “Other income” in our Unaudited Condensed Consolidated Financial Statements included in this report.
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
We provide our target customer groups a significant selection of fashion right merchandise across a wide range of categories, all with a compelling value proposition. Our two major categories of business are:
•	Accessories — includes hair goods, handbags, small leather goods, and other fashion classifications, such as scarves, headwear, attitude glasses, leg wear and seasonal accessories, such as sunglasses, sandals, slippers and cold weather merchandise including hats, gloves, scarves and boots, as well as cosmetics
•	Jewelry — includes earrings, ear piercing, necklaces, bracelets and rings

In Fiscal 2008, we began shifting our merchandise assortment more towards accessory categories and away from jewelry and more towards casual fashion and away from dress-up styling.
In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe and Japan, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.
Current Market Conditions
The current distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, and has had a negative impact on credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with our Cost Savings Initiative (“CSI”) and Pan European Transformation (“PET”) projects, scaled back planned capital expenditures for Fiscal 2009 and have implemented a conservative approach to discretionary spending. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows or cause a tightening of trade credit that may negatively affect our liquidity.
Consolidated Results of Operations
A summary of our consolidated results of operations is as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Net sales	$293,098	$327,003
Increase (decrease) in same store sales	(2.3)%	(8.4)%
Gross profit percentage	48.4%	47.4%
Selling, general and administrative expenses as a percentage of net sales	37.0%	40.2%
Depreciation and amortization as a percentage of net sales	6.2%	6.8%
Severance and transaction-related costs as percentage of net sales	0.1%	1.8%
Operating income (loss)	$14,532	$(3,823)
Net loss	$(29,023)	$(35,570)
Number of stores at the end of the period (1)	2,970	3,053

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales for the three months ended May 2, 2009 decreased by $33.9 million, or 10.4%, from the three months ended May 3, 2008. This decrease was primarily attributable to currency translation of our foreign locations’ sales of $26.7 million and a decrease in same store sales of $6.6 million, or 2.3%.
The decrease in same store sales is largely attributable to a decrease in the average number of transactions per store of 2.9%, which was partially offset by an increase in average transaction value.

The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	May 2, 2009	May 3, 2008
Accessories	49.1	45.2
Jewelry	50.9	54.8

	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentage increased 100 basis points during the fiscal 2009 first quarter to 48.4% compared to the fiscal 2008 first quarter of 47.4%. The increase included a 90 basis point improvement in merchandise margin and a 30 basis point decrease in buying cost, partially offset by a 20 basis point increase in occupancy cost. The improvement in merchandise margin was due to increased initial mark-up on purchases and reduced freight and shrink related costs. Excluding $1.2 million of non-recurring expenses relating to our PET project that were included in buying costs in the fiscal 2008 first quarter, the increase in gross profit percentage would have been approximately 70 basis points.
Selling, general and administrative expenses
During the three months ended May 2, 2009, selling, general and administrative expenses decreased $22.9 million, or 17.4%, from the comparable prior year period. Excluding a $10.5 million foreign currency translation effect and a decrease of $1.8 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses was $10.6 million or 8.1%.
Depreciation and amortization expense
Depreciation and amortization expense decreased $3.9 million to $18.2 million during the three months ended May 2, 2009 compared to the three months ended May 3, 2008. The majority of this decrease is due to foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Severance and transaction-related costs
Since 2007, we have incurred costs related to the sale of the Company. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. In connection with our CSI and PET projects, we incurred severance costs for terminated employees. The aggregate of these severance and transaction-related costs for the three months ended May 3, 2009 and May 2, 2008 were $0.3 million and $6.0 million, respectively.
Other (income) expense
We recognized $0.4 million of other expense for the three months ended May 2, 2009 compared to $0.6 million other income for the three months ended May 3, 2008. This decrease in other income of $1.0 million was due primarily to losses recognized in connection with our Claire’s Nippon joint venture.
Interest expense (income), net
Net interest expense for the three months ended May 2, 2009 totaled $45.2 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs) compared to $48.7 million for the three months ended May 3, 2008. This decrease of $3.5 million is primarily the result of reductions in interest rates on the floating portion of our debt.

Income tax benefit
The effective income tax benefit rates were 5.5% and 32.2% for the three months ended May 2, 2009 and May 3, 2008, respectively. The decrease in the income tax benefit rate was primarily the result of an increase in our valuation allowance recorded for additional deferred tax assets generated in the three months ended May 2, 2009 by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Net sales	$196,444	$209,344
Increase (decrease) in same store sales	(2.9)%	(12.3)%
Gross profit percentage	50.0%	47.6%
Number of stores at the end of the period (1)	2,024	2,142

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in North America decreased by $12.9 million during the three months ended May 2, 2009, or 6.2%, from the three months ended May 3, 2008. This decrease was primarily attributable to a decrease in sales resulting from foreign currency translation of our Canadian operations of $2.9 million, a decrease in same store sales of $5.7 million, or 2.9%, and, a decrease in new store revenue, net of store closures, of $4.8 million.
Gross profit percentage increased 240 basis points for the three months ended May 2, 2009 compared to the three months ended May 3, 2008. Of this increase, 180 basis points were attributable to an increase in merchandise margin. The remainder was primarily the result of a 40 basis point decrease in buying expense and a 20 basis point decrease in occupancy costs.

The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	May 2, 2009	May 3, 2008
Accessories	43.9	39.7
Jewelry	56.1	60.3

	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Net sales	$96,654	$117,659
Increase (decrease) in same store sales	(0.9)%	(0.2)%
Gross profit percentage	45.2%	47.1%
Number of stores at the end of the period (1)	946	911

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during the three months ended May 2, 2009 decreased by $21.0 million, or 17.9%, over the comparable prior year period. This decrease was primarily attributable to a decrease of $23.8 million resulting from foreign currency translation of our European operations and a decrease in same store sales of $0.9 million, or 0.9%, partially offset by new store revenue, net of store closures of $3.7 million.
Gross profit percentage decreased 190 basis points for the three months ended May 2, 2009 compared to the comparable prior year period due to a 190 basis point increase in occupancy costs.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	May 2, 2009	May 3, 2008
Accessories	59.7	55.0
Jewelry	40.3	45.0

	100.0	100.0

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2009	May 3, 2008
Operating activities	$10,649	$(1,359)
Investing activities	(5,525)	(16,025)
Financing activities	(3,625)	(3,625)
Cash flows from operating activities
During the three months ended May 2, 2009, cash provided by operating activities approximated $10.6 million compared to cash used in operating activities of $1.4 million during the three months ended May 3, 2008. The primary reason for the improvement of $12.0 million was an improvement of operating income and lower interest and taxes paid in the three months ended May 2, 2009.
Cash flows from investing activities
Cash used in investing activities during the three months ended May 2, 2009 and May 3, 2008 aggregated $5.5 million and $16.0 million, respectively. These funds were used primarily to remodel existing stores, open new stores and to improve technology systems. During the remainder of Fiscal 2009, we expect to fund a total of approximately $18.0 to $22.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash flows from financing activities
Cash used in financing activities aggregated $3.6 million for each of the three months ended May 2, 2009 and May 3, 2008. These amounts represented scheduled principal payments on our credit facility.
As discussed in our Annual Report on Form 10-K for the year ended January 31, 2009, we elected to pay interest in kind on our Senior Toggle Notes for the interest period of December 2, 2008 through June 1, 2009, as permitted by the terms of the Notes. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
We or our affiliates may, from time to time, purchase portions of our indebtedness.
Cash position
As of May 2, 2009, we had cash and cash equivalents of $206.7 million, and substantially all of such cash equivalents consisted of U.S. Treasury Securities.
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

We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2008 Annual Report on Form 10-K, filed on April 28, 2009, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the statement were effective for us on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for us as of February 1, 2009. Our adoption of SFAS No. 157 on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations or cash flows.
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company must adopt the FSP for its fiscal year beginning February 1, 2009. We adopted this Statement on February 1, 2009 which did not have an impact on the Company’s financial position, results of operations or cash flows.
During June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. Issue 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. We adopted this Statement on February 1, 2009 which did not have an impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion and disclosure.

In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion No. 18, “The Equity Method Accounting for Investments in Common Stock.” The consensus of the EITF will not require us to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, we would be required to recognize its proportionate share of impairment charges recognized by Claire’s Nippon. We are also required to perform an overall other than temporary impairment test of our investment in accordance with APB No. 18. EITF is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. We adopted this Statement on February 1, 2009 which did not have an impact on the Company’s financial position, results of operations or cash flows.
In January 2009, the FASB released Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1” and “APB 28-1”). This FSP amends FASB Statement No. 107 “Disclosures about Fair Values of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements beginning with the second quarter interim period ending on August 1, 2009.
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSB amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective July 1, 2009 and is not expected to have a material impact on our financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009 and is not expected to have a material impact on our financial position, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe”, “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the content in our products, and employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2008 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and cash equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of May 2, 2009, approximately 58% of cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At May 2, 2009, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive loss are $4.6 million and $6.2 million, net of tax, reflecting the unrealized gain on foreign currency translation during the three months ended May 2, 2009 and May 3, 2008, respectively. Based on the extent of our foreign operations in Fiscal 2009, the potential gain or loss due to a 10% adverse change on foreign currency exchange rates could be significant to our consolidated operations.

Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 18.7% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China, which could have a significant effect on our results of operations.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At May 2, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1.42 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At May 2, 2009 and January 31, 2009, the estimated fair value of the Swaps were liabilities of approximately $19.0 million and $19.7 million, respectively, and were recorded, net of tax, as a component in other comprehensive income (loss).
At May 2, 2009, we had fixed rate debt of $969 million and variable rate debt of $1.62 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of January 31, 2009, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.8 million, net.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns regarding metal content in our merchandise, litigation with respect to various employment matters, including wage and hour litigation, litigation with present and former employees, and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size and employing a significant number of employees, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.
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

CLAIRE’S STORES, INC.
June 12, 2009	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

June 12, 2009	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.