Form 10-Q
period 2009-08-01
CLAIRES STORES INC
filed 2009-09-11
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2009
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
Registrant’s telephone number, including area code: (954) 433-3900
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 1, 2009, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of August 1, 2009 and January 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended August 1, 2009 and August 2, 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 1, 2009 and August 2, 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	33

SIGNATURE PAGE	34

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2009	January 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$182,350	$204,574
Inventories	108,193	103,691
Prepaid expenses	44,256	31,837
Other current assets	26,761	27,079

Total current assets	361,560	367,181

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	157,624	143,702
Leasehold improvements	226,644	214,007

	406,556	379,997
Less accumulated depreciation and amortization	(153,914)	(113,926)

	252,642	266,071

Intangible assets, net of accumulated amortization of $26,566 and $19,371, respectively	588,325	587,125
Deferred financing costs, net of accumulated amortization of $23,600	53,990	59,944
and $17,646, respectively
Other assets	56,585	56,428
Goodwill	1,544,346	1,544,346

	2,243,246	2,247,843

Total assets	$2,857,448	$2,881,095

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$55,071	$53,237
Current portion of long-term debt	14,500	14,500
Income taxes payable	5,338	6,477
Accrued interest payable	13,050	13,316
Accrued expenses and other current liabilities	102,772	107,974

Total current liabilities	190,731	195,504

Long-term debt	2,357,760	2,373,272
Revolving credit facility	194,000	194,000
Deferred tax liability	114,023	112,829
Deferred rent expense	21,116	18,462
Unfavorable lease obligations and other long-term liabilities	39,926	42,871

	2,726,825	2,741,434

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	612,319	609,427
Accumulated other comprehensive income (loss), net of tax	3,280	(22,319)
Retained deficit	(675,707)	(642,951)

	(60,108)	(55,843)

Total liabilities and stockholder’s deficit	$2,857,448	$2,881,095

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$314,196	$359,973	$607,294	$686,976
Cost of sales, occupancy and buying expenses	158,088	180,267	309,267	352,249

Gross profit	156,108	179,706	298,027	334,727

Other expenses (income):
Selling, general and administrative	110,813	132,421	219,282	263,756
Depreciation and amortization	18,703	22,561	36,858	44,662
Severance and transaction-related costs	25	296	374	6,264
Other income, net	(722)	(549)	(308)	(1,109)

	128,819	154,729	256,206	313,573

Operating income	27,289	24,977	41,821	21,154
Gain on early debt extinguishment	17,104	—	17,104	—
Interest expense, net	45,329	48,739	90,563	97,396

Loss before income tax expense (benefit)	(936)	(23,762)	(31,638)	(76,242)
Income tax expense (benefit)	2,797	(6,831)	1,118	(23,741)

Net loss	$(3,733)	$(16,931)	$(32,756)	$(52,501)

Net loss	$(3,733)	$(16,931)	$(32,756)	$(52,501)
Foreign currency translation and interest rate swap adjustments, net of tax	20,414	2,831	25,599	12,145

Comprehensive income (loss)	$16,681	$(14,100)	$(7,157)	$(40,356)

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months	Six Months
	Ended	Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net loss	$(32,756)	$(52,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,858	44,662
Amortization of lease rights and other assets	1,008	1,013
Amortization of debt issuance costs	5,256	5,291
Payment in kind interest expense	19,576	6,052
Net accretion of favorable (unfavorable) lease obligations	(1,103)	(543)
Loss (gain) on sale/retirement of property and equipment, net	8	(175)
Gain on early debt extinguishment	(17,104)	—
Gain on sale of intangible assets/lease rights	(598)	—
Stock compensation expense	2,892	3,915
(Increase) decrease in:
Inventories	(763)	(1,840)
Prepaid expenses	(8,958)	(10,280)
Other assets	996	(6,096)
Increase (decrease) in:
Trade accounts payable	(1,280)	12,304
Income taxes payable	(1,347)	(16,152)
Accrued expenses and other liabilities	(7,021)	12,575
Accrued interest payable	(266)	3,029
Deferred income taxes	2,087	(19,273)
Deferred rent expense	2,029	4,676

Net cash used in operating activities	(486)	(13,343)

Cash flows from investing activities:
Acquisition of property and equipment, net	(11,101)	(31,626)
Acquisition of intangible assets/lease rights	(419)	(775)
Proceeds from sale of intangible assets/lease rights	1,638	—

Net cash used in investing activities	(9,882)	(32,401)

Cash flows from financing activities:
Credit facility payments	(7,250)	(7,250)
Purchase of senior subordinated notes	(10,036)	—

Net cash used in financing activities	(17,286)	(7,250)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5,430	2,256

Net decrease in cash and cash equivalents	(22,224)	(50,738)
Cash and cash equivalents at beginning of period	204,574	85,974

Cash and cash equivalents at end of period	$182,350	$35,236

Supplemental disclosure of cash flow information:

Income taxes paid	$1,981	$14,668
Interest paid	66,033	83,964
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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets, investment in joint venture and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.
Due to the seasonal nature of the retail industry and the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis.
2. Significant Accounting Policies
Update to Significant Accounting Policies and Certain Financial Statement Disclosures
The Company has updated certain portions of its significant accounting policies and financial statement disclosures since it published its annual report on Form 10-K as of and for the fiscal year ended January 31, 2009. The portions updated include the following:
Impairment of Assets
The Company continually evaluates whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. The Company conducts its annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a two-step process for determining goodwill impairment. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. The Company has two reporting units as defined under SFAS No. 142. These reporting units are the North America segment and the Europe segment.
Fair value is determined using appropriate valuation techniques. All valuation methodologies applied in a valuation of any form of property can be broadly classified into one of three approaches: the asset approach, the market approach and the income approach. The Company relies on the income approach using discounted cash flows and market approach using comparable public company entities in deriving the fair values for its reporting units. The asset approach is not used as the reporting units have significant intangible assets, the value of which is dependent on cash flow.
The fair value of each reporting unit determined under step 1 of the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis under the income approach using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The Company’s determination of the fair value of each reporting unit incorporates multiple assumptions and contains inherent uncertainties, including significant estimates relating to future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in revenue growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease, which could require the Company to modify future models and cash flow estimates, and could result in an impairment triggering event in the future.
The Company has weighted the valuation of its reporting units at three-fourths using the income approach and one-fourth using the market based approach. The Company believes that this weighting is appropriate since it is difficult to find other comparable publicly traded companies that are similar to our reporting units’ heavy penetration of jewelry and accessories sales and margin structure. It is the Company’s view that the future discounted cash flows are more reflective of the value of the reporting units.
The projected cash flows used in the income approach cover the periods consisting of the fourth quarter fiscal 2008 and fiscal years 2009 through 2013. Beyond fiscal year 2013, a terminal value was calculated using the Gordon Growth Model. The Company developed the projected cash flows based on estimates of forecasted same store sales, new store openings, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The Company’s projected cash flows reflect projected same store sales increases representative of the Company’s past performance post-recession.
A weighted average cost of capital reflecting the risk associated with the projected cash flows was calculated for each reporting unit and used to discount each reporting unit’s cash flows and terminal value. Key assumptions made in calculating a weighted average cost of capital include the risk-free rate, market risk premium, volatility relative to the market, cost of debt, specific company premium, small company premium, tax rate and debt to equity ratio.
The calculation of fair value is significantly impacted by the reporting unit’s projected cash flows and the discount interest rates used. Accordingly, any sustained volatility in the economic environment could impact these assumptions and make it reasonably possible that another impairment charge could be recorded sometime in the future. However, since the terminal value is a significant portion of each reporting unit’s fair value, the impact of any such near-term volatility on our fair value would be lessened.
For the North American reporting unit, a change of 25 basis points in the same store sales assumptions would result in a change to the intangible asset impairment of approximately $83 million. A change of 25 basis points in the discounted interest rate would result in a change to the intangible impairment of approximately $37 million. For the European reporting unit, a change of 25 basis points in the same store sales assumption would result in a change to the intangible asset impairment of approximately $45 million. A change of 25 basis points in the discounted interest rate would result in a change to the intangible asset impairment of approximately $15 million.
Debt
The Company is not required to repay any of the Revolver until the due date of May 29, 2013; therefore, the Revolver is classified as a long-term liability in the accompanying consolidated balance sheets as of January 31, 2009.
Stock Options and Stock-Based Compensation
Options granted during the fiscal period ended February 2, 2008 include options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors.
Income Taxes
U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at January 31, 2009 of $187.8 million, as these accumulated undistributed earnings are considered reinvested indefinitely. This amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings from its foreign subsidiaries at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 31, 2009.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. This Statement established the Accounting Standards Codification (“ASC”) and is effective for interim and annual periods ending after September 15, 2009. The Company will apply SFAS 168 beginning in our third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of the statement were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for the Company as of February 1, 2009. The Company’s adoption of SFAS No. 157 on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on its financial position, results of operations or cash flows. See Note 7 for further discussion and disclosure. This Statement has been incorporated into ASC 820, “Fair Value Measurements and Disclosures”.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows. This FSP has been incorporated into ASC 275, “Risks and Uncertainties”, and ASC 350, “Intangibles — Goodwill and Other”.
In June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. EITF 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008.

The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows. EITF 08-3 has been incorporated into ASC 840, “Leases”.
In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion No. 18, “The Equity Method Accounting for Investments in Common Stock.” The consensus of the EITF will not require the Company to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. It would also be required to perform an overall other than temporary impairment test of its investment in accordance with APB No. 18. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The Company adopted this Statement on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows. EITF 08-6 has been incorporated into ASC 323, “Investments — Equity Method and Joint Ventures”.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of SFAS No. 165 for the interim period ended August 1, 2009. See Note 9 for further discussion and disclosure. The adoption of SFAS No. 165 had no impact on the Company’s financial position, results of operations or cash flows. SFAS No. 165 has been incorporated into ASC 855, “Subsequent Events”.
3. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts, within its North American division, for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges, within its European division, under the franchising agreements are reported in “Other income, net” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Net sales and operating income for the three and six months ended August 1, 2009 and August 2, 2008 are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales:
North America	$193,165	$222,676	$389,609	$432,020
Europe	121,031	137,297	217,685	254,956

Total net sales	314,196	359,973	607,294	686,976

Depreciation and amortization:
North America	12,682	14,776	25,249	29,402
Europe	6,021	7,785	11,609	15,260

Total depreciation and amortization	18,703	22,561	36,858	44,662

Operating income for reportable segments:
North America	12,663	15,532	28,792	19,229
Europe	14,651	9,741	13,403	8,189

Total operating income for reportable segments	27,314	25,273	42,195	27,418
Severance and transaction-related costs	25	296	374	6,264

Net consolidated operating income	27,289	24,977	41,821	21,154
Gain on early debt extinguishment	17,104	—	17,104	—
Interest expense, net	45,329	48,739	90,563	97,396

Net consolidated loss before income tax expense (benefit)	$(936)	$(23,762)	$(31,638)	$(76,242)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0 for the three months ended August 1, 2009, $0.4 million for the six months ended August 1, 2009, $0 for the three months ended August 2, 2008 and $4.3 million for the six months ended August 2, 2008.
Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0 for the three months ended August 1, 2009, $0 for the six months ended August 1, 2009, $0.3 million for the three months ended August 2, 2008 and $2.0 million for the six months ended August 2, 2008.
4. Debt
In July 2009, the Company purchased $27.8 million principal amount of 10.50% Senior Subordinated Notes due June 2017 on the open market. The Company purchased these notes for $10.4 million in cash, reflecting the Notes’ then current values plus $0.4 million of accrued interest. In connection with the purchase, the Company recognized a gain aggregating $17.1 million related to the early debt extinguishment, net of the write-off of unamortized debt financing costs of $0.7 million. See Note 7 for related fair value disclosure on debt.

5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the six months ended August 1, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 31, 2009	6,807,556	$10.00	4.8	—
Options granted	453,350	$10.00	6.7	—
Options exercised	—			—
Options forfeited	(1,178,676)	$10.00	—	—
Options expired	—			—

Outstanding at August 1, 2009	6,082,230	$10.00	4.9	—

Exercisable at August 1, 2009	1,726,763	$10.00	4.9	—

The weighted average grant date fair value of options granted during the six months ended August 1, 2009 and August 2, 2008 were $2.92 and $4.24, respectively.
During the three and six months ended August 1, 2009 and August 2, 2008, the Company recorded stock-based compensation and additional paid-in capital relating to stock-based compensation of approximately $2.4 million, $2.9 million, $1.1 million and $3.9 million, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
6. Income Taxes
The effective income tax rate was (298.8)% and (3.5)% for the three and six months ended August 1, 2009, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended August 1, 2009 by the Company’s U.S. operations.
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
7. Fair Value Measurements and Derivative Instruments
On February 3, 2008, the Company adopted the effective portions of SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value on a recurring basis. On February 1, 2009, the Company adopted FSP 157-2 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. SFAS No. 157 also establishes a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, long-term debt, the revolving credit facility and interest rate swaps. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities.
As of August 1, 2009, the fair value and carrying value of the Company’s debt was approximately $1,503 million and $2,566 million, respectively. As of January 31, 2009, the fair value and carrying value of the Company’s debt was approximately $734 million and approximately $2,582 million, respectively. The fair value (estimated market value) of the debt is based primarily on quoted prices for similar instruments.
The Company uses interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At August 1, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1,421 million outstanding principal balance of the senior term loan facility. The fixed rates of the Swaps range from 4.96% to 5.25% and the Swaps expire on June 30, 2010. The Swaps have been designated and accounted for as cash flow hedges in accordance with SFAS No. 133. For these Swaps, the Company reports the effective portion of the change in fair value as a component of accumulated other comprehensive loss, net of tax, and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. No ineffective portion was recorded to earnings for the three and six months ended August 1, 2009, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company includes credit valuation adjustment risk in the calculation of fair value. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

	Fair Value Measurements at August 1, 2009 Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(1,502,838)	$—	$—
Interest rate swaps	$—	$(17,205)	$—

	Fair Value Measurements at January 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(734,000)	$—	$—
Interest rate swaps	$—	$(19,734)	$—

The fair value of the interest rate swaps are included in accrued expenses and other current liabilities and is recorded, net of tax of approximately $6.3 million and $7.3 million, as a component in accumulated other comprehensive loss as of August 1, 2009 and January 31, 2009, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheet. The following table provides a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

Location of Gain
			or (Loss)	Amount of Gain or (Loss)
Derivatives in	Amount of Gain or (Loss)		Reclassified from	Reclassified from
SFAS No. 133 Cash	Recognized in OCI on		Accumulated OCI	Accumulated OCI into
Flow Hedging	Derivative		into Income	Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)(1)
	Three months ended			Three months ended
	August 1, 2009	August 2, 2008		August 1, 2009	August 2, 2008

Interest Rate Swaps	$1,163	$1,912	Interest Expense	$(4,595)	$(2,761)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Location of Gain
			or (Loss)	Amount of Gain or (Loss)
Derivatives in	Amount of Gain or (Loss)		Reclassified from	Reclassified from
SFAS No. 133 Cash	Recognized in OCI on		Accumulated OCI	Accumulated OCI into
Flow Hedging	Derivative		into Income	Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)(1)
	Six months ended			Six months ended
	August 1,	August 2,		August 1,	August 2,
	2009	2008		2009	2008

Interest Rate Swaps	$1,596	$5,021	Interest Expense	$(8,645)	$(3,890)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
As of August 1, 2009, the Company expects to reclassify net losses on the Company’s interest rates swaps recognized within accumulated other comprehensive loss of $10.9 million, net of tax, to interest expense by the time the swaps expire on June 30, 2010.
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived-assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets and liabilities are primarily used in the impairment analysis of these assets. A resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment in accordance with SFAS No 142. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with SFAS No. 144. During the three and six months ended August 1, 2009, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.

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
9. Subsequent Events
The Company has evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through September 11, 2009, the day the financial statements were issued.
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
Condensed Consolidating Balance Sheet
August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$98,212	$19,112	$65,026	$—	$182,350
Inventories	—	76,211	31,982	—	108,193
Prepaid expenses	739	15,742	27,775	—	44,256
Other current assets	87	17,008	9,666	—	26,761

Total current assets	99,038	128,073	134,449	—	361,560

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,163	107,083	48,378	—	157,624
Leasehold improvements	1,707	137,454	87,483	—	226,644

	3,870	266,825	135,861	—	406,556
Less accumulated depreciation and amortization	(1,614)	(97,797)	(54,503)	—	(153,914)

	2,256	169,028	81,358	—	252,642

Intercompany receivables	—	49,955	77,629	(127,584)	—
Investment in subsidiaries	2,215,364	1,413	—	(2,216,777)	—
Intangible assets, net	286,014	15,343	286,968	—	588,325
Deferred financing costs, net	53,990	—	—	—	53,990
Other assets	17,185	1,983	37,417	—	56,585
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,572,553	1,298,634	716,420	(2,344,361)	2,243,246

Total assets	$2,673,847	$1,595,735	$932,227	$(2,344,361)	$2,857,448

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,247	$19,309	$34,515	$—	$55,071
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	—	5,338	—	5,338
Accrued interest payable	13,050	—	—	—	13,050
Accrued expenses and other current liabilities	25,395	35,639	41,738	—	102,772

Total current liabilities	54,192	54,948	81,591	—	190,731

Intercompany payables	127,584	—	—	(127,584)	—
Long-term debt	2,357,760	—	—	—	2,357,760
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	99,476	14,547	—	114,023
Deferred rent expense	419	14,152	6,545	—	21,116
Unfavorable lease obligations and other long-term liabilities	—	36,612	3,314	—	39,926

	2,679,763	150,240	24,406	(127,584)	2,726,825

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	612,319	1,445,796	876,798	(2,322,594)	612,319
Accumulated other comprehensive income, net of tax	3,280	1,724	5,143	(6,867)	3,280
Retained deficit	(675,707)	(57,340)	(55,713)	113,053	(675,707)

	(60,108)	1,390,547	826,230	(2,216,777)	(60,108)

Total liabilities and stockholder’s equity (deficit)	$2,673,847	$1,595,735	$932,227	$(2,344,361)	$2,857,448

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

Condensed Consolidating Statement of Operations and Comprehensive Income
For The Three Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$335,542	$133,730	$(155,076)	$314,196
Cost of sales, occupancy and buying expenses	—	248,830	64,334	(155,076)	158,088

Gross profit	—	86,712	69,396	—	156,108

Other expenses (income):
Selling, general and administrative	7,717	56,487	46,609	—	110,813
Depreciation and amortization	369	11,548	6,786	—	18,703
Severance and transaction-related costs	25	—	—	—	25
Other (income) expense	(3,571)	4,881	(2,032)	—	(722)

	4,540	72,916	51,363	—	128,819

Operating income (loss)	(4,540)	13,796	18,033	—	27,289
Gain on early debt extinguishment	17,104	—	—	—	17,104
Interest expense (income), net	45,338	(13)	4	—	45,329

Income (loss) before income taxes	(32,774)	13,809	18,029	—	(936)
Income tax expense (benefit)	(174)	1,470	1,501	—	2,797

Income (loss) from continuing operations	(32,600)	12,339	16,528	—	(3,733)
Equity in earnings of subsidiaries	28,867	706	—	(29,573)	—

Net income (loss)	(3,733)	13,045	16,528	(29,573)	(3,733)
Foreign currency translation and interest rate swap adjustments, net of tax	20,414	2,315	18,339	(20,654)	20,414

Comprehensive income	$16,681	$15,360	$34,867	$(50,227)	$16,681

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$383,145	$153,234	$(176,406)	$359,973
Cost of sales, occupancy and buying expenses	—	283,759	72,914	(176,406)	180,267

Gross profit	—	99,386	80,320	—	179,706

Other expenses (income):
Selling, general and administrative	6,656	67,158	58,607	—	132,421
Depreciation and amortization	751	12,992	8,818	—	22,561
Severance and transaction-related costs	6	—	290	—	296
Other (income) expense	(3,856)	3,704	(397)	—	(549)

	3,557	83,854	67,318	—	154,729

Operating income (loss)	(3,557)	15,532	13,002	—	24,977
Interest expense (income), net	49,052	(69)	(244)	—	48,739

Income (loss) before income taxes	(52,609)	15,601	13,246	—	(23,762)
Income tax expense (benefit)	(16,023)	8,947	245	—	(6,831)

Income (loss) from continuing operations	(36,586)	6,654	13,001	—	(16,931)
Equity in earnings of subsidiaries	19,655	1,727	—	(21,382)	—

Net income (loss)	(16,931)	8,381	13,001	(21,382)	(16,931)
Foreign currency translation and interest rate swap adjustments, net of tax	2,831	(17)	768	(751)	2,831

Comprehensive income (loss)	$(14,100)	$8,364	$13,769	$(22,133)	$(14,100)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$661,525	$241,197	$(295,428)	$607,294
Cost of sales, occupancy and buying expenses	—	482,870	121,825	(295,428)	309,267

Gross profit	—	178,655	119,372	—	298,027

Other expenses (income):
Selling, general and administrative	13,987	114,959	90,336	—	219,282
Depreciation and amortization	1,113	22,621	13,124	—	36,858
Severance and transaction-related costs	374	—	—	—	374
Other (income) expense	(6,238)	9,483	(3,553)	—	(308)

	9,236	147,063	99,907	—	256,206

Operating income (loss)	(9,236)	31,592	19,465	—	41,821
Gain on early debt extinguishment	17,104	—	—	—	17,104
Interest expense (income), net	90,618	(13)	(42)	—	90,563

Income (loss) before income taxes	(82,750)	31,605	19,507	—	(31,638)
Income tax expense (benefit)	(174)	1,848	(556)	—	1,118

Income (loss) from continuing operations	(82,576)	29,757	20,063	—	(32,756)
Equity in earnings of subsidiaries	49,820	1,272	—	(51,092)	—

Net income (loss)	(32,756)	31,029	20,063	(51,092)	(32,756)
Foreign currency translation and interest rate swap adjustments, net of tax	25,599	4,049	25,849	(29,898)	25,599

Comprehensive income (loss)	$(7,157)	$35,078	$45,912	$(80,990)	$(7,157)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended August 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$751,063	$284,712	$(348,799)	$686,976
Cost of sales, occupancy and buying expenses	—	559,325	141,723	(348,799)	352,249

Gross profit	—	191,738	142,989	—	334,727

Other expenses (income):
Selling, general and administrative	16,861	133,811	113,084	—	263,756
Depreciation and amortization	1,511	25,913	17,238	—	44,662
Severance and transaction-related costs	4,306	—	1,958	—	6,264
Other (income) expense	(9,157)	8,332	(284)	—	(1,109)

	13,521	168,056	131,996	—	313,573

Operating income (loss)	(13,521)	23,682	10,993	—	21,154
Interest expense (income), net	98,219	(254)	(569)	—	97,396

Income (loss) before income taxes	(111,740)	23,936	11,562	—	(76,242)
Income tax expense (benefit)	(38,066)	17,803	(3,478)	—	(23,741)

Income (loss) from continuing operations	(73,674)	6,133	15,040	—	(52,501)
Equity in earnings of subsidiaries	21,173	2,232	—	(23,405)	—

Net income (loss)	(52,501)	8,365	15,040	(23,405)	(52,501)
Foreign currency translation and interest rate swap adjustments, net of tax	12,145	39	6,440	(6,479)	12,145

Comprehensive income (loss)	$(40,356)	$8,404	$21,480	$(29,884)	$(40,356)

Condensed Consolidating Statement of Cash Flows
Six Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,756)	$31,029	$20,063	$(51,092)	$(32,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(49,820)	(1,272)	—	51,092	—
Depreciation and amortization	1,113	22,621	13,124	—	36,858
Amortization of lease rights and other assets	—	24	984	—	1,008
Amortization of debt issuance costs	5,256	—	—	—	5,256
Payment in kind interest expense	19,576	—	—	—	19,576
Net accretion of favorable (unfavorable) lease obligations	—	(1,322)	219	—	(1,103)
Loss on sale/retirement of property and equipment and other assets, net	—	8	—	—	8
Gain on early debt extinguishment	(17,104)	—	—	—	(17,104)
Gain on sale of intangible assets/lease rights	—	—	(598)	—	(598)
Stock compensation expense	1,882	—	1,010	—	2,892
(Increase) decrease in:
Inventories	—	(2,766)	2,003	—	(763)
Prepaid expenses	(305)	(1,101)	(7,552)	—	(8,958)
Other assets	1,132	(529)	393	—	996
Increase (decrease) in:
Trade accounts payable	(1,096)	(1,392)	1,208	—	(1,280)
Income taxes payable	—	(164)	(1,183)	—	(1,347)
Accrued expenses and other liabilities	(7,870)	(143)	992	—	(7,021)
Accrued interest payable	(263)	—	(3)	—	(266)
Deferred income taxes	—	1,307	780	—	2,087
Deferred rent expense	(279)	1,620	688	—	2,029

Net cash provided by (used in) operating activities	(80,534)	47,920	32,128	—	(486)

Cash flows from investing activities:
Acquisition of property and equipment, net	(143)	(6,666)	(4,292)	—	(11,101)
Acquisition of intangible assets/lease rights	(13)	(58)	(348)	—	(419)
Proceeds from sale of intangible assets/lease rigthts	—	—	1,638	—	1,638

Net cash used in investing activities	(156)	(6,724)	(3,002)	—	(9,882)

Cash flows from financing activities:
Credit Facility payments	(7,250)	—	—	—	(7,250)
Purchase of senior subordinated notes	(10,036)	—	—	—	(10,036)
Intercompany activity, net	41,774	(22,145)	(19,629)	—	—

Net cash provided by (used in) financing activities	24,488	(22,145)	(19,629)	—	(17,286)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(150)	5,580	—	5,430

Net increase (decrease) in cash and cash equivalents	(56,202)	18,901	15,077	—	(22,224)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$98,212	$19,112	$65,026	$—	$182,350

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

Business Overview
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American Division and our European Division. As of August 1, 2009, we operated a total of 2,948 stores, of which 2,001 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American Division) and 947 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European Division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of August 1, 2009, we franchised 194 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala under franchising agreements. We account within our North American Division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European Division in “Other income” in our unaudited condensed consolidated financial statements included in this report.
We also operated, as of August 1, 2009, 212 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North American Division in “Other income” in our Unaudited Condensed Consolidated Financial Statements included in this report.
During our second fiscal quarter of 2009, we closed 24 stores in North America that were performing below our expectations. These stores were closed near their respective lease expirations. These stores accounted for 0.2% of our consolidated net sales for the six months ended August 1, 2009 and had a combined operating loss before depreciation and amortization of approximately $1.3 million in that six month period, inclusive of remaining future occupancy costs.
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
Consolidated Results of Operations
Summaries of our consolidated results of operations for the three and six months ended August 1, 2009 and August 2, 2008 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	August 1, 2009	August 2, 2008
Net sales	$314,196	$359,973
Increase (decrease) in same store sales	(6.9)%	(5.8)%
Gross profit percentage	49.7%	49.9%
Selling, general and administrative expenses as a percentage of net sales	35.3%	36.8%
Depreciation and amortization as a percentage of net sales	6.0%	6.3%
Severance and transaction-related costs as percentage of net sales	0.0%	0.1%
Operating income	$27,289	$24,977
Gain on early debt extinguishment	$17,104	$—
Net loss	$(3,733)	$(16,931)
Number of stores at the end of the period (1)	2,948	3,053

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Six Months	Six Months
	Ended	Ended
	August 1, 2009	August 2, 2008
Net sales	$607,294	$686,976
Increase (decrease) in same store sales	(4.7)%	(7.0)%
Gross profit percentage	49.1%	48.7%
Selling, general and administrative expenses as a percentage of net sales	36.1%	38.4%
Depreciation and amortization as a percentage of net sales	6.1%	6.5%
Severance and transaction-related costs as percentage of net sales	0.1%	0.9%
Operating income	$41,821	$21,154
Gain on early debt extinguishment	$17,104	$—
Net loss	$(32,756)	$(52,501)
Number of stores at the end of the period (1)	2,948	3,053

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

Net sales
Net sales for the three months ended August 1, 2009 decreased by $45.8 million, or 12.7%, from the three months ended August 2, 2008. This decrease was primarily attributable to currency translation of our foreign locations’ sales of $20.8 million and a decrease in same store sales of $22.6 million, or 6.9%. The decrease in same store sales is largely attributable to a decrease in the average number of transactions per store of 6.7%.
Net sales for the six months ended August 1, 2009 decreased by $79.7 million, or 11.6%, from the six months ended August 2, 2008. This decrease was primarily attributable to currency translation of our foreign locations’ sales of $47.8 million and a decrease in same store sales of $29.2 million, or 4.7%. The decrease in same store sales is largely attributable to a decrease in the average number of transactions per store of 4.8%.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Accessories	50.5	46.1	49.8	45.6
Jewelry	49.5	53.9	50.2	54.4

	100.0	100.0	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
The gross profit percentage decreased 20 basis points during the fiscal 2009 second quarter to 49.7% compared to the fiscal 2008 second quarter of 49.9%. The decrease consisted of an 80 basis point improvement in merchandise margin and a 30 basis point decrease in buying cost, offset by a 130 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight costs. Occupancy costs decreased approximately $6.1 million primarily due to foreign exchange effects, but increased as a percentage of sales due to the deleveraging effect of lower sales. Excluding $1.6 million of non-recurring expenses relating to our PET project that were included in buying costs in the fiscal 2008 second quarter, the decrease in gross profit percentage was approximately 70 basis points.
The gross profit percentage increased 40 basis points during the first six months of fiscal 2009 to 49.1% compared to the first six months of fiscal 2008 of 48.7%. The increase included a 90 basis point improvement in merchandise margin and a 30 basis point decrease in buying cost, partially offset by an 80 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight and shrink related costs. Occupancy costs decreased approximately $13.8 million primarily due to foreign exchange effects, but increased as a percentage of sales due to the deleveraging effect of lower sales. Excluding $2.6 million of non-recurring expenses relating to our PET project that were included in buying costs in the six months ended August 2, 2008, the gross profit percentage was 49.1% for both periods.
Selling, general and administrative expenses
During the three months ended August 1, 2009, selling, general and administrative expenses decreased $21.6 million, or 16.3%, from the comparable prior year period. Excluding a $6.6 million foreign currency translation effect and a decrease of $3.3 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses was $11.7 million or 9.1%. This net decrease was due primarily to cost savings benefits realized from our CSI and PET projects implemented in late fiscal 2008 and early fiscal 2009.

During the six months ended August 1, 2009, selling, general and administrative expenses decreased $44.5 million, or 16.9%, from the comparable prior year period. Excluding a $16.5 million foreign currency translation effect and a decrease of $5.1 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses was $22.9 million or 8.9%. This net decrease was due primarily to cost savings benefits realized from our CSI and PET projects implemented in late fiscal 2008 and early fiscal 2009.
Depreciation and amortization expense
Depreciation and amortization expense decreased $3.9 million to $18.7 million during the three months ended August 1, 2009 compared to the three months ended August 2, 2008. The majority of this decrease is due to foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense decreased $7.8 million to $36.9 million during the six months ended August 1, 2009 compared to the six months ended August 2, 2008. The majority of this decrease is due to foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Severance and transaction-related costs
Since 2007, we have incurred costs related to the sale of the Company. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. In connection with our CSI and PET projects, we incurred severance costs for terminated employees. The aggregate of these severance and transaction-related costs for the three and six months ended August 2, 2009 and August 1, 2008 were $0 million, $0.4 million, $0.3 million and $6.3 million, respectively.
Gain on early debt extinguishment
In July, 2009, we purchased $27.8 million principal amount of 10.50% Senior Subordinated Notes due June 2017 in the open market. We purchased these Notes for $10.4 million in cash, reflecting the Notes then current values plus $0.4 million of accrued interest. In connection with the purchase, we recognized a gain aggregating $17.1 million related to the early debt extinguishment, net of the write-off of unamortized debt financing costs of $0.7 million.
Other income, net
We recognized $0.7 million of other income for the three months ended August 1, 2009 compared to $0.5 million for the three months ended August 2, 2008. During the three months ended August 1, 2009, we recognized a gain of $0.6 million in connection with the termination of a lease. We also had a decrease in other income of $0.4 million due primarily to losses recognized in connection with our Claire’s Nippon joint venture.
We recognized $0.3 million of other income for the six months ended August 1, 2009 compared to $1.1 million for the six months ended August 2, 2008. During the six months ended August 1, 2009, we recognized a gain of $0.6 million in connection with the termination of a lease. We also had a decrease in other income of $1.4 million due primarily to losses recognized in connection with our Claire’s Nippon joint venture.
Interest expense, net
Net interest expense for the three months ended August 1, 2009 aggregated $45.3 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs) compared to $48.7 million for the three months ended August 2, 2008. This decrease of $3.4 million is primarily the result of reductions in interest rates on the floating portion of our debt.
Net interest expense for the six months ended August 1, 2009 aggregated $90.6 million (of which approximately $5.3 million consisted of amortization of deferred debt issuance costs) compared to $97.4 million for the six months ended August 2, 2008. This decrease of $6.8 million is primarily the result of reductions in interest rates on the floating portion of our debt.

Income taxes
The effective income tax rate for the three months and six months ended August 1, 2009 were (298.8)% and (3.5)%, respectively, as compared to an income tax benefit rate of 28.7% and 31.1% for the three and six months ended August 2, 2008, respectively. The change in the effective income tax rate was primarily the result of an increase in our valuation allowance recorded for additional deferred tax assets generated in the three months and six months ended August 1, 2009 by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$193,165	$222,676	$389,609	$432,020
Increase (decrease) in same store sales	(9.9)%	(8.1)%	(6.5)%	(10.2)%
Gross profit percentage	48.7%	48.9%	49.4%	48.3%
Number of stores at the end of the period (1)	2,001	2,142	2,001	2,142

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in North America decreased by $29.5 million during the three months ended August 1, 2009, or 13.3%, from the three months ended August 2, 2008. This decrease was primarily attributable to a decrease in sales resulting from foreign currency translation of our Canadian operations of $1.5 million, a decrease in same store sales of $20.8 million, or 9.9%, and a decrease in new store revenue, net of store closures, of $6.2 million.
Net sales in North America decreased by $42.4 million during the six months ended August 1, 2009, or 9.8%, from the six months ended August 2, 2008. This decrease was primarily attributable to a decrease in sales resulting from foreign currency translation of our Canadian operations of $4.1 million, a decrease in same store sales of $26.5 million, or 6.5%, and a decrease in new store revenue, net of store closures, of $11.4 million.
Gross profit percentage decreased 20 basis points for the three months ended August 1, 2009 to 48.7% compared to the gross profit percentage for the three months ended August 2, 2008 of 48.9%. The decrease was comprised of a 170 basis point improvement in merchandise margin and a 40 basis point decrease in buying cost, offset by a 230 basis point increase in occupancy cost. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and reduced freight costs. Excluding a reduction of $0.4 million of non-recurring expenses relating to our PET project, the decrease in gross profit percentage was approximately 40 basis points.
Gross profit percentage increased 110 basis points during the first six months of fiscal 2009 to 49.4% compared to the gross profit percentage for the first six months of fiscal 2008 of 48.3%. The increase included a 180 basis point improvement in merchandise margin and a 30 basis point decrease in buying cost, partially offset by a 100 basis point increase in occupancy cost. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and reduced freight and shrink related costs. Excluding $0.7 million of non-recurring expenses relating to our PET project that were included in buying costs in the six months ended August 2, 2008, the increase in gross profit percentage was approximately 100 basis points.

The following table compares our sales of each product category in North America for the three and six months ended August 1, 2009 and August 1, 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Accessories	45.2	40.5	44.5	40.1
Jewelry	54.8	59.5	55.5	59.9

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$121,031	$137,297	$217,685	$254,956
Increase (decrease) in same store sales	(1.6)%	(1.7)%	(1.3)%	(1.0)%
Gross profit percentage	51.2%	51.6%	48.5%	49.5%
Number of stores at the end of the period (1)	947	911	947	911

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during the three months ended August 1, 2009 decreased by $16.3 million, or 11.8%, over the comparable prior year period. This decrease was primarily attributable to a decrease of $19.3 million resulting from foreign currency translation of our European operations and a decrease in same store sales of $1.8 million, or 1.6%, partially offset by new store revenue, net of store closures of $4.8 million.
Net sales in our European division during the six months ended August 1, 2009 decreased by $37.3 million, or 14.6%, over the comparable prior year period. This decrease was primarily attributable to a decrease of $43.8 million resulting from foreign currency translation of our European operations and a decrease in same store sales of $2.7 million, or 1.3%, partially offset by new store revenue, net of store closures of $9.2 million.
Gross profit percentage decreased 40 basis points for the three months ended August 1, 2009 to 51.2% compared to the gross profit percentage for the three months ended August 2, 2008 of 51.6%. The decrease was comprised of a 70 basis point decline in merchandise margin, a 40 basis point decrease in buying cost, and a 10 basis point increase in occupancy cost. Excluding a reduction of $1.2 million of non-recurring expenses relating to our PET project, the decrease in gross profit percentage was approximately 120 basis points.
Gross profit percentage decreased 100 basis points during the first six months of fiscal 2009 to 48.5% compared to the gross profit percentage for the first six months of fiscal 2008 of 49.5%. The decrease was comprised of a 60 basis point decline in merchandise margin, a 30 basis point decrease in buying cost, and a 70 basis point increase in occupancy cost. Excluding $1.9 million of non-recurring expenses relating to our PET project that were included in buying costs in the six months ended August 2, 2008, the decrease in gross profit percentage was approximately 170 basis points.
The following table compares our sales of each product category in Europe for the three and six months ended August 1, 2009 and August 2, 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Accessories	59.3	55.1	59.3	55.1
Jewelry	40.7	44.9	40.7	44.9

	100.0	100.0	100.0	100.0

Financial Resources and Liquidity
A summary of cash flows used in operating, investing and financing activities for the six months ended August 1, 2009 and August 2, 2008 is outlined in the table below (in thousands):

	Six Months	Six Months
	Ended	Ended
	August 1, 2009	August 2, 2008
Operating activities	$(486)	$(13,343)
Investing activities	(9,882)	(32,401)
Financing activities	(17,286)	(7,250)
Cash flows from operating activities
Cash used in operating activities approximated $0.5 million and $13.3 million during the six months ended August 1, 2009 and August 2, 2008, respectively. The primary reasons for the improvement of $12.8 million were an improvement of operating income and lower interest and taxes paid in the six months ended August 1, 2009.
Cash flows from investing activities
Cash used in investing activities during the six months ended August 1, 2009 and August 2, 2008 aggregated $9.9 million and $32.4 million, respectively. These funds were used primarily to remodel existing stores, open new stores and to improve technology systems. During the remainder of Fiscal 2009, we expect to fund a total of approximately $15 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash flows from financing activities
Cash used in financing activities aggregated $17.3 million and $7.3 million for the six months ended August 1, 2009 and August 2, 2008, respectively. In both of these periods, we paid $7.3 million for the scheduled principal payments on our credit facility. In the six months ended August 1, 2009, we paid $10.0 million to retire $27.8 million of face amount of our Senior Subordinated Notes, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.
As discussed in our Annual Report on Form 10-K for the year ended January 31, 2009, we elected to pay interest in kind on our Senior Toggle Notes for the interest period of December 2, 2008 through June 1, 2009, as permitted by the terms of the Notes. We continued that election for the interest period of June 2, 2009 through December 1, 2009. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
We or our affiliates may, from time to time, purchase portions of our indebtedness.
Cash position
As of August 1, 2009, we had cash and cash equivalents of $182.4 million, and substantially all of such cash equivalents consisted of U.S. Treasury Securities.
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
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Credit Facility and Notes
Although the Company did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying unaudited condensed consolidated balance sheet as of August 1, 2009.
Our Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or distributions on our capital stock, repurchase or retire our capital stock and redeem, repurchase or defease any subordinated indebtedness;

•	make certain investments;

•	create or incur certain liens;

•	create restrictions on the payment of dividends or other distributions to us from our subsidiaries;

•	transfer or sell assets;

•	engage in certain transactions with our affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of August 1, 2009, we were in compliance with the covenants under our Notes.

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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. This Statement established the Accounting Standards Codification (“ASC”) and is effective for interim and annual periods ending after September 15, 2009. We will apply SFAS 168 beginning in our third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement did not require any new fair value measurement and applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. Certain provisions of the statement were effective for us on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for us as of February 1, 2009. Our adoption of SFAS No. 157 on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations or cash flows. See Note 7 for further discussion and disclosure. This Statement has been incorporated into ASC 820, “Fair Value Measurements and Disclosures”.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP, which applies to intangible assets accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, provides guidance for the development of renewal or extension assumptions used to determine the useful life of an intangible asset. We adopted this Statement on February 1, 2009 which did not have a material impact on our financial position, results of operations or cash flows. This FSP has been incorporated into ASC 275, “Risks and Uncertainties”, and ASC 350, “Intangibles — Goodwill and Other”.
In June 2008, the Emerging Issues Task Force issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. EITF 08-3 requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. Issue 08-3 is effective for fiscal years beginning after December 15, 2008. We adopted this Statement on February 1, 2009 which did not have a material impact on our financial position, results of operations or cash flows. EITF 08-3 has been incorporated into ASC 840, “Leases”.
In October 2008, the EITF issued EITF No. 08-6 which addressed the potential effect of FASB Statement No. 141R, “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” on equity-method accounting under APB Opinion No. 18, “The Equity Method Accounting for Investments in Common Stock.” The consensus of the EITF will not require the Company to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. It would also be required to perform an overall other than temporary impairment test of its investment in accordance with APB No. 18. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. We adopted this Statement on

February 1, 2009 which did not have a material impact on our financial position, results of operations or cash flows. EITF 08-6 has been incorporated into ASC 323, “Investments — Equity Method and Joint Ventures”.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of SFAS No. 165 for the interim period ended August 1, 2009. The adoption of SFAS No. 165 had no impact on our financial position, results of operations or cash flows. SFAS No. 165 has been incorporated into ASC 855, “Subsequent Events”.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and cash equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of August 1, 2009, approximately 94.3% of cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and from time to time, the use of foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At August 1, 2009, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income (loss) are $24.0 million and $7.1 million, net of tax, reflecting the unrealized gain on foreign currency translation during the six months ended August 1, 2009 and August 2, 2008, respectively.
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
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At August 1, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1.42 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At August 1, 2009 and January 31, 2009, the estimated fair value of the Swaps were liabilities of approximately $17.2 million and $19.7 million, respectively, and were recorded, net of tax, as a component in accumulated other comprehensive income (loss).
At August 1, 2009, we had fixed rate debt of $951.3 million and variable rate debt of $1.62 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of August 1, 2009, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.8 million, net.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 6. Exhibits

Exhibit 10.1	Disclosure Schedules to Credit Agreement, dated as of May 29, 2007 (“Credit Agreement”), among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers

Exhibit 10.2	Exhibits A through D to the Credit Agreement, dated as of May 29, 2007

Exhibit 10.3	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007

Exhibit 10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007

Exhibit 10.5	Exhibits A through E to Eugene Kahn Employment Agreement, dated as of May 29, 2007

Exhibit 10.6	Exhibits A through D to James Conroy Employment Agreement, dated as of December 13, 2007

Exhibit 10.7	Exhibits A and B to Amendment No. 1 to James Conroy Employment Agreement, dated as of April 16, 2009

Exhibit 10.8	Exhibits A through D to Joan Munnelly Employment Agreement, dated as of May 29, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
September 11, 2009	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

September 11, 2009	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

Exhibit 10.1	Disclosure Schedules to Credit Agreement, dated as of May 29, 2007 (“Credit Agreement”), among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers

Exhibit 10.2	Exhibits A through D to the Credit Agreement, dated as of May 29, 2007

Exhibit 10.3	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007

Exhibit 10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007

Exhibit 10.5	Exhibits A through E to Eugene Kahn Employment Agreement, dated as of May 29, 2007

Exhibit 10.6	Exhibits A through D to James Conroy Employment Agreement, dated as of December 13, 2007

Exhibit 10.7	Exhibits A and B to Amendment No. 1 to James Conroy Employment Agreement, dated as of April 16, 2009

Exhibit 10.8	Exhibits A through D to Joan Munnelly Employment Agreement, dated as of May 29, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002