Form 10-Q
period 2009-10-31
CLAIRES STORES INC
filed 2009-12-08
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of December 1, 2009, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 31, 2009 and January 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended October 31, 2009 and November 1, 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2009 and November 1, 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	33

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 6. Exhibits	33

SIGNATURE PAGE	34
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2009	January 31, 2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$165,159	$204,574
Inventories	138,817	103,691
Prepaid expenses	40,417	31,837
Other current assets	27,516	27,079

Total current assets	371,909	367,181

Property and equipment:
Land and building	22,288	22,288
Furniture, fixtures and equipment	160,803	143,702
Leasehold improvements	230,504	214,007

	413,595	379,997
Less accumulated depreciation and amortization	(169,969)	(113,926)

	243,626	266,071

Intangible assets, net of accumulated amortization of $30,733 and $19,371, respectively	587,555	587,125
Deferred financing costs, net of accumulated amortization of $27,101 and $17,646, respectively	50,489	59,944
Other assets	60,293	56,428
Goodwill	1,544,346	1,544,346

	2,242,683	2,247,843

Total assets	$2,858,218	$2,881,095

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$66,183	$53,237
Current portion of long-term debt	14,500	14,500
Income taxes payable	6,186	6,477
Accrued interest payable	28,436	13,316
Accrued expenses and other current liabilities	105,727	107,974

Total current liabilities	221,032	195,504

Long-term debt	2,320,481	2,373,272
Revolving credit facility	194,000	194,000
Deferred tax liability	114,479	112,829
Deferred rent expense	22,020	18,462
Unfavorable lease obligations and other long-term liabilities	37,134	42,871

	2,688,114	2,741,434

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	613,759	609,427
Accumulated other comprehensive income (loss), net of tax	8,131	(22,319)
Retained deficit	(672,818)	(642,951)

	(50,928)	(55,843)

Total liabilities and stockholder’s deficit	$2,858,218	$2,881,095

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$324,404	$332,971	$931,698	$1,019,947
Cost of sales, occupancy and buying expenses	158,294	170,979	467,561	523,228

Gross profit	166,110	161,992	464,137	496,719

Other expenses (income):
Selling, general and administrative	116,929	129,121	336,211	392,877
Depreciation and amortization	17,327	20,024	54,185	64,686
Severance and transaction-related costs	32	(569)	406	5,695
Other (income) expense, net	(874)	(2,612)	(1,182)	(3,721)

	133,414	145,964	389,620	459,537

Operating income	32,696	16,028	74,517	37,182
Gain on early debt extinguishment	16,096	—	33,200	—
Interest expense, net	43,716	50,462	134,279	147,858

Income (loss) before income tax expense (benefit)	5,076	(34,434)	(26,562)	(110,676)
Income tax expense (benefit)	2,187	(12,880)	3,305	(36,621)

Net income (loss)	$2,889	$(21,554)	$(29,867)	$(74,055)

Net income (loss)	$2,889	$(21,554)	$(29,867)	$(74,055)
Foreign currency translation and interest rate swap adjustments, net of tax	4,851	(42,827)	30,450	(30,682)

Comprehensive income (loss)	$7,740	$(64,381)	$583	$(104,737)

See accompanying notes to unaudited condensed consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net loss	$(29,867)	$(74,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,185	64,686
Amortization of lease rights and other assets	1,513	1,593
Amortization of debt issuance costs	7,845	7,931
Payment in kind interest expense	29,415	15,130
Net accretion of favorable (unfavorable) lease obligations	(1,594)	(1,114)
Loss (gain) on sale/retirement of property and equipment, net	39	(215)
Gain on early debt extinguishment	(33,200)	—
Gain on sale of intangible assets/lease rights	(598)	(1,446)
Stock compensation expense	4,332	6,153
(Increase) decrease in:
Inventories	(30,915)	(37,704)
Prepaid expenses	(5,193)	(4,989)
Other assets	(5,567)	(3,600)
Increase (decrease) in:
Trade accounts payable	9,945	31,874
Income taxes payable	1,749	(14,551)
Accrued expenses and other liabilities	(954)	2,863
Accrued interest payable	15,121	18,867
Deferred income taxes	1,578	(38,204)
Deferred rent expense	2,895	7,337

Net cash provided by (used in) operating activities	20,729	(19,444)

Cash flows from investing activities:
Acquisition of property and equipment, net	(17,675)	(45,267)
Acquisition of intangible assets/lease rights	(484)	(1,273)
Proceeds from sale of intangible assets/lease rights	2,154	—

Net cash used in investing activities	(16,005)	(46,540)

Cash flows from financing activities:
Credit facility proceeds	—	194,000
Credit facility payments	(10,875)	(10,875)
Note purchases	(36,521)	—

Net cash (used in) provided by financing activities	(47,396)	183,125

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,257	(9,218)

Net increase (decrease) in cash and cash equivalents	(39,415)	107,923
Cash and cash equivalents at beginning of period	204,574	85,974

Cash and cash equivalents at end of period	$165,159	$193,897

Supplemental disclosure of cash flow information:

Income taxes paid	$2,719	$15,251
Interest paid	81,927	107,186
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
Impairment of Assets
The Company continually evaluates whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. The Company conducts its annual impairment test to determine whether an impairment of the value of goodwill has occurred. The impairment test requires a two-step process for determining goodwill impairment. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. The Company has two reporting units. These reporting units are the North America segment and the Europe segment.
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
Recent Accounting Pronouncements
In the third quarter of fiscal 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental U.S. generally accepted accounting principles, other than the guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have any substantive impact on the Company’s condensed consolidated financial statements or related footnotes.
In December 2006, the FASB issued guidance that established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of this guidance were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for the Company as of February 1, 2009. The Company’s adoption of this guidance on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on its financial position, results of operations or cash flows. See Note 7 for further discussion and disclosure.
In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this guidance on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In June 2008, the Emerging Issues Task Force (“EITF”) issued guidance that requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In October 2008, the EITF issued guidance that addressed the potential effect of FASB ASC Topic 805, Business Combinations and FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 on equity-method accounting under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance will not require the Company to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. It would also be required to perform an overall other than temporary impairment test of its investment in accordance with FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The Company adopted this guidance on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In May 2009, the FASB issued guidance regarding subsequent events that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of this guidance for the interim period ended August 1, 2009. See Note 9 for further discussion and disclosure. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (amendments to FASB ASC Topic 820, Fair Value Measurements). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect adoption of ASU 2009-05 to have a material impact on the Company’s financial position, results of operations or cash flows.

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
Net sales and operating income for the three and nine months ended October 31, 2009 and November 1, 2008 are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales:
North America	$199,867	$211,873	$589,476	$643,893
Europe	124,537	121,098	342,222	376,054

Total net sales	324,404	332,971	931,698	1,019,947

Depreciation and amortization:
North America	11,230	13,356	36,479	42,758
Europe	6,097	6,668	17,706	21,928

Total depreciation and amortization	17,327	20,024	54,185	64,686

Operating income for reportable segments:
North America	15,459	11,642	44,251	30,871
Europe	17,269	3,817	30,672	12,006

Total operating income for reportable segments	32,728	15,459	74,923	42,877
Severance and transaction-related costs	32	(569)	406	5,695

Net consolidated operating income	32,696	16,028	74,517	37,182
Gain on early debt extinguishment	16,096	—	33,200	—
Interest expense, net	43,716	50,462	134,279	147,858

Net consolidated income (loss) before income tax expense (benefit)	$5,076	$(34,434)	$(26,562)	$(110,676)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0 for the three months ended October 31, 2009, $0.4 million for the nine months ended October 31, 2009, $(0.6) million for the three months ended November 1, 2008 and $3.7 million for the nine months ended November 1, 2008.
Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0 for the three months ended October 31, 2009, $0 for the nine months ended October 31, 2009, $0 for the three months ended November 1, 2008 and $2.0 million for the nine months ended November 1, 2008.

4. Debt
The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 31, 2009 (in thousands):

	Three Months		Nine Months
	Principal	Purchase	Principal	Purchase
Note Purchased	Amount	Price	Amount	Price
Senior Subordinated Notes	$15,000	$8,965	$42,838	$19,001
Senior Toggle Notes	27,500	17,520	27,500	17,520

	$42,500	$26,485	$70,338	$36,521

See Note 7 for related fair value disclosure on debt.
5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the nine months ended October 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at January 31, 2009	6,807,556	$10.00	4.6	—
Options granted	758,100	$10.00	6.6	—
Options exercised	—			—
Options forfeited	(1,270,424)	$10.00	—	—
Options expired	—			—

Outstanding at October 31, 2009	6,295,232	$10.00	4.7	—

Exercisable at October 31, 2009	1,716,533	$10.00	4.7	—

The weighted average grant date fair value of options granted during the nine months ended October 31, 2009 and November 1, 2008 were $2.99 and $4.21, respectively.
During the three and nine months ended October 31, 2009 and November 1, 2008, the Company recorded stock-based compensation and additional paid-in capital relating to stock-based compensation of approximately $1.4 million, $4.3 million, $2.2 million and $6.1 million, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6. Income Taxes
The effective income tax rate was 43.1% and (12.4)% for the three and nine months ended October 31, 2009, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 31, 2009 by the Company’s U.S. operations.
The effective income tax rate was 37.4% and 33.1% for the three and nine months ended November 1, 2008, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, offset by the accrual of U.S. tax expense on current foreign earnings, and other factors.
7. Fair Value Measurements and Derivative Instruments
Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the balance sheet. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.
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
The Company uses three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At October 31, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1,417 million outstanding principal balance of the senior secured term loan facility. The fixed rates of the Swaps range from 4.96% to 5.25% and the Swaps expire on June 30, 2010. The Swaps have been designated and accounted for as cash flow hedges. For these Swaps, the Company reports the effective portion of the change in fair value as a component of accumulated other comprehensive income (loss), net of tax, and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. No ineffective portion was recorded to earnings for the three and nine months ended October 31, 2009, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
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
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at October 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,528,981)	$(1,931,037)	$—	$—
Interest rate swaps	$(13,617)	$—	$(13,617)	$—

		Fair Value Measurements at January 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,581,772)	$(734,000)	$—	$—
Interest rate swaps	$(19,734)	$—	$(19,734)	$—
The fair value of the interest rate swaps are included in accrued expenses and other current liabilities and is recorded, net of tax of approximately $5.0 million and $7.3 million, as a component in accumulated other comprehensive income (loss) as of October 31, 2009 and January 31, 2009, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

Location of Gain
			or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in Cash	Recognized in OCI on		Accumulated OCI	Accumulated OCI into
Flow Hedging	Derivative		into Income	Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)(1)
	Three months ended			Three months ended
	October	November		October	November
	31, 2009	1, 2008		31, 2009	1, 2008

Interest Rate Swaps	$2,266	$(2,228)	Interest Expense	$(5,275)	$(2,180)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Location of Gain
			or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in Cash	Recognized in OCI on		Accumulated OCI	Accumulated OCI into
Flow Hedging	Derivative		into Income	Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)(1)
	Nine months ended			Nine months ended
	October	November		October	November
	31, 2009	1, 2008		31, 2009	1, 2008

Interest Rate Swaps	$3,862	$2,793	Interest Expense	$(13,920)	$(6,070)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
As of October 31, 2009, the Company expects to reclassify net losses on the Company’s interest rates swaps recognized within accumulated other comprehensive income (loss) of $8.6 million, net of tax, to interest expense by the time the swaps expire on June 30, 2010.
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived-assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets and liabilities are primarily used in the impairment analysis of these assets. A resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three and nine months ended October 31, 2009, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived assets.
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
9. Subsequent Events
The Company has evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through December 8, 2009, the day the financial statements were issued.
10. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in senior notes, senior toggle notes and senior subordinated notes. These notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s senior secured credit facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including our European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these notes.

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
Condensed Consolidating Balance Sheet
October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$92,873	$(5,005)	$77,291	$—	$165,159
Inventories	—	95,005	43,812	—	138,817
Prepaid expenses	592	15,316	24,509	—	40,417
Other current assets	2,414	16,042	9,060	—	27,516

Total current assets	95,879	121,358	154,672	—	371,909

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,178	108,409	50,216	—	160,803
Leasehold improvements	1,706	138,544	90,254	—	230,504

	3,884	269,241	140,470	—	413,595
Less accumulated depreciation and amortization	(1,775)	(107,692)	(60,502)	—	(169,969)

	2,109	161,549	79,968	—	243,626

Intercompany receivables	—	77,969	90,833	(168,802)	—
Investment in subsidiaries	2,250,561	3,407	—	(2,253,968)	—
Intangible assets, net	286,000	14,161	287,394	—	587,555
Deferred financing costs, net	50,489	—	—	—	50,489
Other assets	18,380	2,869	39,044	—	60,293
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,605,430	1,328,346	731,677	(2,422,770)	2,242,683

Total assets	$2,703,418	$1,611,253	$966,317	$(2,422,770)	$2,858,218

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,834	$21,850	$42,499	$—	$66,183
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	(322)	6,508	—	6,186
Accrued interest payable	28,436	—	—	—	28,436
Accrued expenses and other current liabilities	25,092	36,084	44,551	—	105,727

Total current liabilities	69,862	57,612	93,558	—	221,032

Intercompany payables	168,802	—	—	(168,802)	—
Long-term debt	2,320,481	—	—	—	2,320,481
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	987	99,476	14,016	—	114,479
Deferred rent expense	214	14,879	6,927	—	22,020
Unfavorable lease obligations and other long-term liabilities	—	34,420	2,714	—	37,134

	2,684,484	148,775	23,657	(168,802)	2,688,114

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	613,759	1,445,795	876,798	(2,322,593)	613,759
Accumulated other comprehensive income, net of tax	8,131	1,529	6,894	(8,423)	8,131
Retained deficit	(672,818)	(42,825)	(34,592)	77,417	(672,818)

	(50,928)	1,404,866	849,102	(2,253,968)	(50,928)

Total liabilities and stockholder’s equity (deficit)	$2,703,418	$1,611,253	$966,317	$(2,422,770)	$2,858,218

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

Condensed Consolidating Statement of Operations and Comprehensive Income
For The Three Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$381,633	$139,537	$(196,766)	$324,404
Cost of sales, occupancy and buying expenses	—	289,173	65,887	(196,766)	158,294

Gross profit	—	92,460	73,650	—	166,110

Other expenses (income):
Selling, general and administrative	6,970	64,904	45,055	—	116,929
Depreciation and amortization	163	10,374	6,790	—	17,327
Severance and transaction-related costs	32	—	—	—	32
Other (income) expense	(4,310)	4,328	(892)	—	(874)

	2,855	79,606	50,953	—	133,414

Operating income (loss)	(2,855)	12,854	22,697	—	32,696
Gain on early debt extinguishment	16,096	—	—	—	16,096
Interest expense (income), net	43,714	2	—	—	43,716

Income (loss) before income taxes	(30,473)	12,852	22,697	—	5,076
Income tax expense (benefit)	174	440	1,573	—	2,187

Income (loss) from continuing operations	(30,647)	12,412	21,124	—	2,889
Equity in earnings of subsidiaries	33,536	2,100	—	(35,636)	—

Net income	2,899	14,512	21,124	(35,636)	2,889
Foreign currency translation and interest rate swap adjustments, net of tax	4,851	(194)	1,716	(1,522)	4,851

Comprehensive income	$7,740	$14,318	$22,840	$(37,158)	$7,740

Condensed Consolidating Statement of Operations and Comprehensive Loss
For The Three Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$422,260	$136,281	$(225,570)	$332,971
Cost of sales, occupancy and buying expenses	—	330,020	66,529	(225,570)	170,979

Gross profit	—	92,240	69,752	—	161,992

Other expenses (income):
Selling, general and administrative	8,108	66,553	54,460	—	129,121
Depreciation and amortization	733	11,735	7,556	—	20,024
Severance and transaction-related costs	(569)	—	—	—	(569)
Other (income) expense	(7,608)	6,857	(1,861)	—	(2,612)

	664	85,145	60,155	—	145,964

Operating income (loss)	(664)	7,095	9,597	—	16,028
Interest expense (income), net	50,703	(46)	(195)	—	50,462

Income (loss) before income taxes	(51,367)	7,141	9,792	—	(34,434)
Income tax expense (benefit)	(26,135)	11,347	1,908	—	(12,880)

Income (loss) from continuing operations	(25,232)	(4,206)	7,884	—	(21,554)
Equity in earnings of subsidiaries	3,678	2,646	—	(6,324)	—

Net income (loss)	(21,554)	(1,560)	7,884	(6,324)	(21,554)
Foreign currency translation and interest rate swap adjustments, net of tax	(42,827)	(5,124)	(40,587)	45,711	(42,827)

Comprehensive loss	$(64,381)	$(6,684)	$(32,703)	$39,387	$(64,381)

Condensed Consolidating Statement of Operations and Comprehensive Income
For The Nine Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,043,158	$380,734	$(492,194)	$931,698
Cost of sales, occupancy and buying expenses	—	772,043	187,712	(492,194)	467,561

Gross profit	—	271,115	193,022	—	464,137

Other expenses (income):
Selling, general and administrative	20,957	179,863	135,391	—	336,211
Depreciation and amortization	1,276	32,995	19,914	—	54,185
Severance and transaction-related costs	406		—	—	406
Other (income) expense	(10,548)	13,811	(4,445)	—	(1,182)

	12,091	226,669	150,860	—	389,620

Operating income (loss)	(12,091)	44,446	42,162	—	74,517
Gain on early debt extinguishment	33,200	—	—	—	33,200
Interest expense (income), net	134,332	(11)	(42)	—	134,279

Income (loss) before income taxes	(113,223)	44,457	42,204	—	(26,562)
Income tax expense (benefit)	—	2,288	1,017	—	3,305

Income (loss) from continuing operations	(113,223)	42,169	41,187	—	(29,867)
Equity in earnings of subsidiaries	83,356	3,372	—	(86,728)	—

Net income (loss)	(29,867)	45,541	41,187	(86,728)	(29,867)
Foreign currency translation and interest rate swap adjustments, net of tax	30,450	3,855	27,565	(31,420)	30,450

Comprehensive income	$583	$49,396	$68,752	$(118,148)	$583

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Nine Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,173,323	$420,993	$(574,369)	$1,019,947
Cost of sales, occupancy and buying expenses	—	889,345	208,252	(574,369)	523,228

Gross profit	—	283,978	212,741	—	496,719

Other expenses (income):
Selling, general and administrative	24,969	200,364	167,544	—	392,877
Depreciation and amortization	2,244	37,648	24,794	—	64,686
Severance and transaction-related costs	3,737	—	1,958	—	5,695
Other (income) expense	(16,765)	15,189	(2,145)	—	(3,721)

	14,185	253,201	192,151	—	459,537

Operating income (loss)	(14,185)	30,777	20,590	—	37,182
Interest expense (income), net	148,922	(300)	(764)	—	147,858

Income (loss) before income taxes	(163,107)	31,077	21,354	—	(110,676)
Income tax expense (benefit)	(64,201)	29,150	(1,570)	—	(36,621)

Income (loss) from continuing operations	(98,906)	1,927	22,924	—	(74,055)
Equity in earnings of subsidiaries	24,851	4,878	—	(29,729)	—

Net income (loss)	(74,055)	6,805	22,924	(29,729)	(74,055)
Foreign currency translation and interest rate swap adjustments, net of tax	(30,682)	(5,085)	(34,147)	39,232	(30,682)

Comprehensive income (loss)	$(104,737)	$1,720	$(11,223)	$9,503	$(104,737)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,867)	$45,541	$41,187	$(86,728)	$(29,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(83,356)	(3,372)	—	86,728	—
Depreciation and amortization	1,276	32,995	19,914	—	54,185
Amortization of lease rights and other assets	—	36	1,477	—	1,513
Amortization of debt issuance costs	7,845	—	—	—	7,845
Payment in kind interest expense	29,415	—	—	—	29,415
Net accretion of favorable (unfavorable) lease obligations	—	(1,885)	291	—	(1,594)
Loss on sale/retirement of property and equipment and other assets, net	3	17	19	—	39
Gain on early debt extinguishment	(33,200)	—	—	—	(33,200)
Gain on sale of intangible assets/lease rights	—	—	(598)	—	(598)
Stock compensation expense	2,901	—	1,431	—	4,332
(Increase) decrease in:
Inventories	—	(21,560)	(9,355)	—	(30,915)
Prepaid expenses	(158)	(674)	(4,361)	—	(5,193)
Other assets	(1,487)	(2,215)	(1,865)	—	(5,567)
Increase (decrease) in:
Trade accounts payable	(510)	1,319	9,136	—	9,945
Income taxes payable	—	(216)	1,965	—	1,749
Accrued expenses and other liabilities	(4,585)	302	3,329	—	(954)
Accrued interest payable	15,124	—	(3)	—	15,121
Deferred income taxes	987	1,035	(444)	—	1,578
Deferred rent expense	(486)	2,348	1,033	—	2,895

Net cash provided by (used in) operating activities	(96,098)	53,671	63,156	—	20,729

Cash flows from investing activities:
Acquisition of property and equipment, net	(162)	(9,723)	(7,790)	—	(17,675)
Acquisition of intangible assets/lease rights	—	(87)	(397)	—	(484)
Proceeds from sale of intangible assets/lease rights	—	—	2,154	—	2,154

Net cash used in investing activities	(162)	(9,810)	(6,033)	—	(16,005)

Cash flows from financing activities:
Credit facility payments	(10,875)	—	—	—	(10,875)
Note purchases	(36,521)	—	—	—	(36,521)
Intercompany activity, net	82,115	(48,835)	(33,280)	—	—

Net cash provided by (used in) financing activities	34,719	(48,835)	(33,280)	—	(47,396)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(242)	3,499	—	3,257

Net increase (decrease) in cash and cash equivalents	(61,541)	(5,216)	27,342	—	(39,415)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$92,873	$(5,005)	$77,291	$—	$165,159

Condensed Consolidating Statement of Cash Flows
For The Nine Months Ended November 1, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(74,055)	$6,805	$22,924	$(29,729)	$(74,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(24,851)	(4,878)	—	29,729	—
Depreciation and amortization	2,244	37,648	24,794	—	64,686
Amortization of lease rights and other assets	—	41	1,552	—	1,593
Amortization of debt issuance costs	7,931	—	—	—	7,931
Payment in kind interest expense	15,130	—	—	—	15,130
Net accretion of favorable (unfavorable) lease obligations	—	(1,520)	406		(1,114)
(Gain) loss on sale / retirement of property and equipment and other assets, net	—	7	(222)	—	(215)
Gain on sale of intangible assets/lease rights	—	—	(1,446)	—	(1,446)
Stock compensation expense	4,516	—	1,637	—	6,153
(Increase) decrease in:
Inventories	—	(22,265)	(15,439)	—	(37,704)
Prepaid expenses	(553)	(79)	(4,357)	—	(4,989)
Other assets	(137)	(3,232)	(231)	—	(3,600)
Increase (decrease) in:
Trade accounts payable	3,444	8,255	20,175	—	31,874
Income taxes payable	8,383	(17,468)	(5,466)	—	(14,551)
Accrued expenses and other liabilities	2,455	(3,056)	3,464	—	2,863
Accrued interest payable	18,855	—	12	—	18,867
Deferred income taxes	—	(35,756)	(2,448)	—	(38,204)
Deferred rent expense	(122)	5,621	1,838	—	7,337

Net cash provided by (used in) operating activities	(36,760)	(29,877)	47,193	—	(19,444)

Cash flows from investing activities:
Acquisition of property and equipment, net	(78)	(31,307)	(13,882)	—	(45,267)
Acquisition of intangible assets/lease rights	—	—	(1,273)	—	(1,273)

Net cash used in investing activities	(78)	(31,307)	(15,155)	—	(46,540)

Cash flows from financing activities:
Credit facility proceeds	194,000	—	—	—	194,000
Credit facility payments	(10,875)	—	—	—	(10,875)
Intercompany activity, net	(16,740)	57,413	(40,673)	—	—

Net cash provided by (used in) financing activities	166,385	57,413	(40,673)	—	183,125

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(358)	(8,860)	—	(9,218)

Net increase (decrease) in cash and cash equivalents	129,547	(4,129)	(17,495)	—	107,923
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$155,382	$(2,237)	$40,752	$—	$193,897

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, and significant accounting policies and critical estimates. Management’s Discussion and Analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
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

Business Overview
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American Division and our European Division. As of October 31, 2009, we operated a total of 2,954 stores, of which 2,001 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American Division) and 953 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European Division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of October 31, 2009, we franchised 192 stores in the Middle East, Turkey, Russia, South Africa, Poland and Guatemala under franchising agreements. We account within our North American Division for the goods we sell under the merchandising agreements with our franchisees within “Net sales” and “Cost of sales, occupancy and buying expenses.” The royalty fees are accounted for within our European Division in “Other income” in our unaudited condensed consolidated financial statements included in this report.
We also operated, as of October 31, 2009, 215 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. We account for the results of operations of Claire’s Nippon under the equity method. These results are included within our North American Division in “Other income” in our unaudited condensed consolidated financial statements included in this report.
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
Consolidated Results of Operations
Summaries of our consolidated results of operations for the three and nine months ended October 31, 2009 and November 1, 2008 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	October 31,	November 1,
	2009	2008
Net sales	$324,404	$332,971
Increase (decrease) in same store sales	(0.3)%	(6.3)%
Gross profit percentage	51.2%	48.7%
Selling, general and administrative expenses as a percentage of net sales	36.0%	38.8%
Depreciation and amortization as a percentage of net sales	5.3%	6.0%
Severance and transaction-related costs as percentage of net sales	0.0%	(0.2)%
Operating income	$32,696	$16,028
Gain on early debt extinguishment	$16,096	$—
Net income (loss)	$2,889	$(21,554)
Number of stores at the end of the period (1)	2,954	3,074

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Nine Months	Nine Months
	Ended	Ended
	October 31,	November 1,
	2009	2008
Net sales	$931,698	$1,019,947
Increase (decrease) in same store sales	(3.2)%	(6.8)%
Gross profit percentage	49.8%	48.7%
Selling, general and administrative expenses as a percentage of net sales	36.1%	38.5%
Depreciation and amortization as a percentage of net sales	5.8%	6.3%
Severance and transaction-related costs as percentage of net sales	0.0%	0.6%
Operating income	$74,517	$37,182
Gain on early debt extinguishment	$33,200	$—
Net loss	$(29,867)	$(74,055)
Number of stores at the end of the period (1)	2,954	3,074

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

Net sales
Net sales for the three months ended October 31, 2009 decreased by $8.6 million, or 2.6%, from the three months ended November 1, 2008. The decrease was attributable to the effect of stores closed in North America and Europe at the end of fiscal 2008 and the first half of fiscal 2009 that decreased sales by $7.1 million, decreases in shipments to franchisees of $2.7 million, foreign currency translation effect of our foreign locations’ sales of $2.2 million, and a decrease in same store sales of $1.1 million, partially offset by new store revenue of $4.5 million.
Net sales for the nine months ended October 31, 2009 decreased by $88.2 million, or 8.7%, from the nine months ended November 1, 2008. The decrease was attributable to foreign currency translation effect of our foreign locations’ sales of $49.2 million, the effect of stores closed in North America and Europe at the end of fiscal 2008 that decreased sales by $21.5 million, decrease in same store sales of $30.2 million, and decreases in shipments to franchisees of $3.2 million, partially offset by new store revenue of $15.9 million.
During the three months ended October 31, 2009, the decrease in the average number of transactions per store of 5.3% was offset by an increase in average transaction value of 5.3%; the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
During the nine months ended October 31, 2009, the decrease in the average number of transactions per store of 6.8% was offset by an increase in average transaction value of 3.2%; the aggregate of which differs immaterially from the decrease in same store sales as the Company currently only collects this data on an average rather than same store basis.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
% of Total	2009	2008	2009	2008
Accessories	54.5	48.8	51.5	46.7
Jewelry	45.5	51.2	48.5	53.3

	100.0	100.0	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in selling, general and administrative expenses. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
Gross profit percentage increased 250 basis points during the fiscal 2009 third quarter to 51.2% compared to the fiscal 2008 third quarter of 48.7%. The increase consisted of a 240 basis point improvement in merchandise margin and a 10 basis point decrease in buying cost. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight costs. Occupancy costs decreased approximately $2.0 million primarily due to foreign currency translation effects. The fiscal 2008 third quarter included $0.5 million of PET project costs, included in buying costs, that did not recur in the fiscal 2009 third quarter, accounting for 10 basis points of the improvement in gross margin.
Gross profit percentage increased 110 basis points during the first nine months of fiscal 2009 to 49.8% compared to the first nine months of fiscal 2008 of 48.7%. The increase included a 150 basis point improvement in merchandise margin and a 20 basis point decrease in buying cost, offset by a 60 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight and shrink related costs. Occupancy costs decreased approximately $15.9 million primarily due to foreign currency translation effects. The first nine months of fiscal 2008 included $3.1 million of PET project costs, included in buying costs, that did not recur in the first nine months of fiscal 2009, accounting for 30 basis points of the improvement in gross margin.
Selling, general and administrative expenses
During the three months ended October 31, 2009, selling, general and administrative expenses decreased $12.2 million, or 9.4%, from the comparable prior year period. Excluding a decrease of $5.0 million of non-recurring CSI and PET project costs and a $0.4 million foreign currency translation effect, the net decrease in selling, general and administrative expenses would have been $6.8 million or 5.5%. This net decrease was due primarily to reductions in payroll, benefits and other indirect costs.
During the nine months ended October 31, 2009, selling, general and administrative expenses decreased $56.7 million, or 14.4%, from the comparable prior year period. Excluding an $18.8 million foreign currency translation effect and a decrease of $10.1 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses would have been $27.8 million or 7.3%. This net decrease was due primarily to reductions in payroll, benefits and other indirect costs.
Depreciation and amortization expense
Depreciation and amortization expense decreased $2.7 million to $17.3 million during the three months ended October 31, 2009 compared to the three months ended November 1, 2008. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense decreased $10.5 million to $54.2 million during the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008. The majority of this decrease is due to foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Severance and transaction-related costs
Since 2007, we have incurred costs related to the sale of the Company. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. In connection with our CSI and PET projects, we incurred severance costs for terminated employees. The aggregate of these severance and transaction-related costs for the three and nine months ended October 31, 2009 and November 1, 2008 were $0 million, $0.4 million, $(0.6) million and $5.7 million, respectively.
Other (income) expense
The following is a summary of other (income) expense activity for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Gain on sale of intangible asset	$—	$(1,446)	$(598)	$(1,446)
Equity (income) loss	(411)	(386)	777	(285)
Royalty income	(334)	(654)	(1,141)	(1,519)
Other (income) expense	(129)	(126)	(220)	(471)

	$(874)	$(2,612)	$(1,182)	$(3,721)

Interest expense, net
Net interest expense for the three months ended October 31, 2009 aggregated $43.7 million (of which approximately $2.6 million consisted of amortization of deferred debt issuance costs) compared to $50.5 million for the three months ended November 1, 2008. This decrease of $6.8 million is primarily the result of reductions in interest rates on the floating portion of our debt.
Net interest expense for the nine months ended October 31, 2009 aggregated $134.3 million (of which approximately $7.8 million consisted of amortization of deferred debt issuance costs) compared to $147.9 million for the nine months ended November 1, 2008. This decrease of $13.6 million is primarily the result of reductions in interest rates on the floating portion of our debt.
Income taxes
The effective income tax rate for the three and nine months ended October 31, 2009 were 43.1% and (12.4)%, respectively, as compared to an income tax rate of 37.4% and 33.1% for the three and nine months ended November 1, 2008, respectively. The change in the effective income tax rate was primarily the result of an increase in our valuation allowance recorded for additional deferred tax assets generated in the three months and nine months ended October 31, 2009 by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$199,867	$211,873	$589,476	$643,893
Increase (decrease) in same store sales	(1.9)%	(8.7)%	(5.0)%	(9.7)%
Gross profit percentage	51.2%	48.1%	50.0%	48.2%
Number of stores at the end of the period (1)	2,001	2,144	2,001	2,144

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in North America decreased by $12.0 million during the three months ended October 31, 2009, or 5.7%, from the three months ended November 1, 2008. This decrease was attributable to the effect of stores closed in North America at the end of fiscal 2008 and the first half of fiscal 2009 that decreased sales by $6.8 million, decreases in same store sales of $3.7 million, and decreases in shipments to franchisees of $2.7 million, partially offset by new store revenue of $0.9 million.
Net sales in North America decreased by $54.4 million during the nine months ended October 31, 2009, or 8.5%, from the nine months ended November 1, 2008. This decrease was attributable to the effect of stores closed in North America at the end of fiscal 2008 that decreased sales by $20.7 million, decrease in same store sales of $30.2 million, foreign currency translation effect of our Canadian operations of $4.0 million, and decreases in shipments to franchisees of $3.2 million, partially offset by new store revenue of $3.6 million.
Gross profit percentage increased 310 basis points for the three months ended October 31, 2009 to 51.2% compared to the gross profit percentage for the three months ended November 1, 2008 of 48.1%. The increase was comprised of a 280 basis point improvement in merchandise margin and a 30 basis point decrease in buying costs. The improvement in merchandise margin was due to increased initial mark-up on purchases and reduced freight and shrink related costs. The fiscal 2008 third quarter included $0.3 million of PET project costs, included in buying costs, that did not recur in the fiscal 2009 third quarter, accounting for 10 basis points of the improvement in gross margin.
Gross profit percentage increased 180 basis points during the first nine months of fiscal 2009 to 50.0% compared to the gross profit percentage for the first nine months of fiscal 2008 of 48.2%. The increase included a 220 basis point improvement in merchandise margin and a 30 basis point decrease in buying costs, partially offset by a 70 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases and reduced freight and shrink related costs. The first nine months of fiscal 2008 included $1.1 million of PET project costs, included in buying costs, that did not recur in the first nine months of fiscal 2009, accounting for 20 basis points of the improvement in gross margin.
The following table compares our sales of each product category in North America for the three and nine months ended October 31, 2009 and November 1, 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
% of Total	2009	2008	2009	2008
Accessories	49.3	43.7	46.1	41.3
Jewelry	50.7	56.3	53.9	58.7

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$124,537	$121,098	$342,222	$376,054
Increase (decrease) in same store sales	2.3%	(1.8)%	0.0%	(1.3)%
Gross profit percentage	51.2%	49.7%	49.5%	49.6%
Number of stores at the end of the period (1)	953	930	953	930

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales in our European division during the three months ended October 31, 2009 increased by $3.4 million, or 2.8%, over the comparable prior year period. This increase was attributable to an increase in same store sales of $2.6 million, or 2.3%, and new store revenue of $3.6 million offset by a decrease of $0.3 million due to store closures and a decrease of $2.5 million resulting from foreign currency translation of our European operations.
Net sales in our European division during the nine months ended October 31, 2009 decreased by $33.8 million, or 9.0%, over the comparable prior year period. This decrease was primarily attributable to a decrease of $45.2 million resulting from foreign currency translation of our European operations and a decrease of $0.8 million due to store closures partially offset by new store revenue of $12.3 million.
Gross profit percentage increased 150 basis points for the three months ended October 31, 2009 to 51.2% compared to the gross profit percentage for the three months ended November 1, 2008 of 49.7%. The increase was comprised of a 170 basis point improvement in merchandise margin, a 10 basis point decrease in occupancy costs, offset by a 30 basis point increase in buying costs. The fiscal 2008 third quarter included $0.2 million of PET project costs, included in buying costs, that did not recur in the fiscal 2009 third quarter, accounting for 10 basis points of the improvement in gross margin.

Gross profit percentage decreased 10 basis points during the first nine months of fiscal 2009 to 49.5% compared to the gross profit percentage for the first nine months of fiscal 2008 of 49.6%. The decrease was comprised of a 30 basis point improvement in merchandise margin, offset by a 10 basis point increase in buying costs and a 30 basis point increase in occupancy costs. The first nine months of fiscal 2008 included $2.0 million of PET project costs, included in buying costs, that did not recur in the first nine months of fiscal 2009, accounting for 50 basis points improvement in gross margin.
The following table compares our sales of each product category in Europe for the three and nine months ended October 31, 2009 and November 1, 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
% of Total	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Accessories	62.9	57.6	60.6	55.9
Jewelry	37.1	42.4	39.4	44.1

	100.0	100.0	100.0	100.0

Financial Resources and Liquidity
A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 31, 2009 and November 1, 2008 is outlined in the table below (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 31, 2009	November 1, 2008
Operating activities	$20,729	$(19,444)
Investing activities	(16,005)	(46,540)
Financing activities	(47,396)	183,125
Cash flows from operating activities
Cash provided by operating activities increased $40.2 during the nine months ended October 31, 2009 compared to the prior year period. The primary reasons for the increase were lower cash interest payments of $25.3 million, lower cash tax payments of $12.5 million, and an increase in operating income before depreciation and amortization expense of $26.8 million, offset slightly by an increase in working capital of $25.6 million.
Cash flows from investing activities
Cash used in investing activities decreased by $30.5 million during the nine months ended October 31, 2009 compared to the prior year period. The primary reason for the decrease was less new stores opened. During the remainder of Fiscal 2009, we expect to fund between $7 and $8 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities decreased $230.5 million for the nine months ended October 31, 2009 compared to the prior year period. In both of these periods, we paid $10.9 million for the scheduled principal payments on our credit facility. In the nine months ended October 31, 2009, we paid $36.5 million to retire $27.5 million of Senior Toggle Notes and $42.8 million of Senior Subordinated Notes. During the nine months ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility.
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
Cash position
As of October 31, 2009, we had cash and cash equivalents of $165.2 million, and substantially all of such cash equivalents consisted of U.S. Treasury Securities.
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
Credit Facility and Notes
Although the Company did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2009.
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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of October 31, 2009, we were in compliance with the covenants under our Notes.
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
Recent Accounting Pronouncements
In the third quarter of fiscal 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental U.S. generally accepted accounting principles, other than the guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have any substantive impact on our condensed consolidated financial statements or related footnotes.
In December 2006, the FASB issued guidance that established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of this guidance were effective for us on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for us as of February 1, 2009. The adoption of this guidance on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations or cash flows. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion and disclosure.
In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance on February 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.
In June 2008, the Emerging Issues Task Force (“EITF”) issued guidance that requires lessees to account for nonrefundable maintenance deposits as deposits if it is probable that maintenance activities will occur and the deposit is realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance on February 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In October 2008, the EITF issued guidance that addressed the potential effect of FASB ASC Topic 805, Business Combinations and FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 on equity-method accounting under FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance will not require us to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, we would be required to recognize our proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. We would also be required to perform an overall other than temporary impairment test of our investment in accordance with FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The adoption of this guidance on February 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued guidance regarding subsequent events that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of this guidance for the interim period ended August 1, 2009. See Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion and disclosure. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (amendments to FASB ASC Topic 820, Fair Value Measurements). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. We do not expect the adoption of ASU 2009-05 to have a material impact on our financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and cash equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of October 31, 2009, approximately 94.9% of cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At October 31, 2009, we maintained no foreign currency options. We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries. Included in comprehensive income (loss) are $26.6 million and $(33.5) million, net of tax, reflecting the unrealized gain on foreign currency translation during the nine months ended October 31, 2009 and November 1, 2008, respectively.
Certain of our subsidiaries make significant U.S. dollar purchases from Asian suppliers particularly in China. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese Yuan to the U.S. Dollar. Since July 2005, the Chinese Yuan increased by 18.6% as compared to the U.S. Dollar, based on continued pressure from the international community. If China adjusts the exchange rate further or allows the value to float, we may experience increases in our cost of merchandise imported from China, which could have a significant effect on our results of operations.

Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At October 31, 2009, the Swaps cover an aggregate notional amount of $435.0 million of the $1.42 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At October 31, 2009 and January 31, 2009, the estimated fair value of the Swaps were liabilities of approximately $13.6 million and $19.7 million, respectively, and were recorded, net of tax, as a component in accumulated other comprehensive income (loss).
At October 31, 2009, we had fixed rate debt of $917.6 million and variable rate debt of $1.61 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of October 31, 2009, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.8 million, net.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.
Item 6. Exhibits

10.1	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (re-filed with Schedules and Exhibit attached)

10.2	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (re-filed with Exhibit A legal description attached)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
December 8, 2009	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer (principal executive officer)

December 8, 2009	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (re-filed with Schedules and Exhibit attached)

10.2	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (re-filed with Exhibit A legal description attached)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.