Form 10-K
period 2010-01-30
CLAIRES STORES INC
filed 2010-04-13
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Nos. 1-8899 and 333-148108
Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 West Central Road,
Hoffman Estates, Illinois	60195

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 765-1100
Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.
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
As of April 1, 2010, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I.
Explanatory Notes
We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.
In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. The Merger was financed by the issuance of $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), and $335.0 million of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Notes”). The aforementioned transactions, including the Merger and payment of costs related to these transactions as well as the related borrowings, are collectively referred to as the “Transactions.” The purchase of the Company by the Sponsors is referred to as the “Acquisition.” As of January 30, 2010, our total debt, including the current portion, was approximately $2.5 billion, consisting of $914.1 million of Notes and our $1.41 billion senior secured term loan facility and $194.0 million senior secured revolving credit facility (collectively the “Credit Facility”).
On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (“PIK”) interest option to satisfy the December 1, 2008 interest payment obligation. The PIK election is now the default election for interest periods through June 1, 2011, unless the Company notifies the note holders otherwise. The impact of this election increased the principal amount of our Senior Toggle Notes by $18.2 million on December 1, 2008, $19.1 million on June 1, 2009 and $19.8 million on December 1, 2009. The principal amount of the Senior Toggle Notes will increase semi-annually as long as the PIK election remains in effect. Purchases of Senior Toggle Notes partially offset these increases.
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007.
Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2009.
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
The Company
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American division and our European division. As of January 30, 2010, we operated a total of 2,948 stores, of which 1,993 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 955 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of January 30, 2010, we franchised 195 stores in the Middle East, Turkey, Russia, South Africa, Poland, Greece, Guatemala and Malta under franchising agreements. Within our North American division, we account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Within our European division, the franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Annual Report.
We also operated 211 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. as of January 30, 2010. Within our North American division, we account for the results of operations of Claire’s Nippon under the equity method and include the results within “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Annual Report.
Our primary brand in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13 to 18), tweens (ages 7 to 12) and kids (ages 3 to 6), or known internally to Claire’s as our Young, Younger and Youngest target customer groups.
Our second brand in North America is Icing, which targets a single edit point customer represented by a 23 year old young woman just graduating from college and entering the work force who dresses consistent with the current fashion influences. We believe this niche strategy enables us to create a well defined merchandise point of view and attract a broad group of customers from 19 to 27 years of age.
We believe that we are the leading accessories and jewelry destination for our target customers, which is embodied in our mission statement — to be a fashion authority and fun destination offering a compelling, focused assortment of value-priced accessories, jewelry and other emerging fashion categories targeted to the lifestyles of kids, tweens, teens and young women. In addition to age segmentation, we use multiple lifestyle aesthetics to further differentiate our merchandise assortments for our Young and Younger target customer groups.
We provide our target customer groups with a significant selection of fashion-right merchandise across a wide range of categories, all with a compelling value proposition. In Fiscal 2009, the average global selling price of our merchandise increased 10% from the prior year to $5.65 and the net average global transaction sales value increased 5% to $13.58. In Fiscal 2009, we successfully continued to shift our merchandise assortment more toward accessories categories, which resulted in accessories increasing to approximately 54% of our business.
Our major categories of business are:
•	Accessories — includes fashion accessories for year-round use, including legwear, armwear, headwear, scarves, attitude glasses, and belts, and seasonal use, including sunglasses, hats, scarves, sandals, boots and slippers; and other accessories, including hairgoods, handbags, and small leather goods, as well as cosmetics

•	Jewelry — includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing
In North America, our stores are located primarily in shopping malls and average approximately 970 square feet of selling space. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe and Japan, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 630 square feet of selling space.
Our Competitive Strengths
Strong Claire’s Name Brand Recognition Across the Globe. A Claire’s store is located in approximately 92% of all major U.S. shopping malls and in 29 countries or territories outside of the U.S., including stores that we franchise or operate through a joint venture. This global presence provides us with strong brand recognition of the Claire’s name within our target customer base. Our merchandise and the Claire’s brand name are featured in editorial coverage, press clips in popular periodicals, and on the web, reinforcing our presence and allowing us to incur minimal external media advertising expense.
Cost-Efficient Global Sourcing Capabilities. Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 700 suppliers located primarily outside the United States. A significant portion of our product offering is developed by our product development team and RSI, our global buying and sourcing group based in Hong Kong, enabling us to buy and source merchandise rapidly and cost effectively.
Diversification Across Geographies and Merchandise Categories. As of January 30, 2010, we operated a total of 2,948 stores, of which 1,993 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands. As of January 30, 2010, we also operated 955 stores in 10 countries throughout Europe, 195 stores in 17 countries outside of Europe and North America through our franchise operations, and 211 stores in Japan through a joint venture.
During Fiscal 2009, we generated approximately 63% of our net sales from the North American division and 37% from the 10 countries in our European division. Our net sales are not dependent on any one category, product or style and are diversified across approximately 8,000 ongoing stock-keeping units. This multi-classification approach allows us to capitalize on many fashion trends, while not being dependent on any one of them.
Compelling Unit Economics. Our stores realize a high return on invested capital. Our average store has an initial investment of approximately $215,000, including leasehold improvements and fixtures. Our minimal working capital requirements result from high merchandise margins, low unit cost of our merchandise and the limited seasonality of our business. Over the past three fiscal years, no single quarter represented less than 22% or more than 31% of annual net sales for the respective year.
Strong and Experienced Senior Management Team. We have a strong and experienced senior management team with extensive retail experience. Gene Kahn, our Chief Executive Officer (“CEO”), has over 36 years of experience in the retail industry, including positions of Chairman, Chief Executive Officer and President of The May Department Stores. Jim Conroy, our Corporate President, collaborates with the CEO to oversee the Global business. Mr Conroy has over 19 years of retail experience, including as a management consultant and retail executive. J. Per Brodin, our Senior Vice President and Chief Financial Officer, has extensive financial accounting and management skills within and outside of retail. Kenneth Wilson, our President of Europe, brings to the Company 18 years of experience with Levi Strauss Corporation, and has extensive Pan-European experience across a broad array of retail related responsibilities.
Business Strategy
The recent global financial crisis that began in 2008 broadened and intensified into 2009, significantly impacting consumer confidence. Purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. We assessed the implications of these factors on our current business and responded with our Cost Savings

Initiative and Pan-European Transformation projects in late 2008 and early 2009, prudently planned capital expenditures in Fiscal 2009 and developed growth objectives that were balanced against the current economic environment.
Recap of Fiscal 2009 Priorities
In Fiscal 2009, we developed five priorities to advance our global objectives. These five priorities and the steps taken during Fiscal 2009 to execute on these priorities are summarized below:
Deliver Same Store Sales with Commensurate Merchandise Margin. During Fiscal 2009, we drove sales in both our Claire’s and Icing brands by accelerating the growth of accessories, maximizing up-trending classifications and refining in-store presentation and marketing. Our focus on our stores resulted in stronger plan-o-gram execution and capture of customer contact information in North America. We also impacted margin by increasing initial mark-up, improving inventory flow while decreasing freight costs, improving regular price sell through to reduce markdowns, and reenergizing our shrink reduction efforts. We are operating with cleaner inventories enabled by the monthly markdown cadence that we have established as the basis of our North American clearance strategy and improved European mid-season and semi-annual clearance sales execution.
In addition to these common steps for both the Claire’s and Icing brands, we drove Claire’s sales by focusing our merchandise selection based on our target customers of Young, Younger and Youngest, specifically capitalizing on the growth opportunity in further developing our Young business. We focused on delivering a compelling merchandise assortment for each target customer group by upgrading the sophistication, styling and fashion sensibility of our merchandise. We achieved this by improving our capabilities in fashion and trend forecasting and strengthening product development capabilities while maintaining our compelling value proposition. We continue to focus on both price tiering of good, better and best price ranges by merchandise classification as well as the fashion sensibilities of basic, fashion core and trendy to provide a balanced product offering.
We continued to differentiate the Icing brand as we focused on fashion accessories categories. We created a balance of the assortment between more casual and dressier styles. We also upgraded in-store collateral and sophisticated illustrations in our Icing stores to distinguish the look of our Icing stores from Claire’s.
Achieve Expense Reduction Objectives and Build a Cost Conscious Culture. During Fiscal 2009, we continued to execute our Cost Savings Initiative (“CSI”) program that began in 2008 and to identify other cost reduction opportunities. We pursued expense saving opportunities, including reduction of capital expenditures. We continued to refine the process of aligning our store labor expense to variations in store revenue through our Store Service Delivery Program implemented in Fiscal 2008, and expanded this implementation more broadly across Europe. We also continued our shrink reduction efforts. As a result of CSI and other cost reduction opportunities, we decreased our expenses year over year, both in real dollars and as a percentage of sales, and achieved our planned savings.
We maintained our global focus on our lease renewal and rent reduction program. This effort is part of our broader ongoing real estate plan to better control all components of our occupancy costs globally. For example, in North America during Fiscal 2009, we closed 39 stores, adding to the 118 stores that we closed in January 2009. The European division also focused on lease renewals that resulted in rent reductions.
Refine and Strengthen our Merchandise Offense While Undertaking Other Supporting Initiatives. During Fiscal 2009, our efforts continued to focus on our merchandise assortment by utilizing ongoing research and fact gathering to refine our target customer profiles and making our product more relevant to our target customer groups. This was facilitated through an improved assortment planning process and a more dynamic buying cycle.
We continued to improve our merchandise cycle, increased the proportion of common assortment in North American and European buying, and refined our vendor base to better leverage our global buying power. We also further enhanced our inventory management, specifically as it relates to allocation and replenishment. We better invested our inventory dollars on a store-by-store basis by managing our stock at a lower level of detail.
To strengthen Claire’s brand relevance, particularly with the Young customer, we began to further build our customer relationships. This included upgrading our in-store collateral to convey a stronger fashion message; expanding in-store marketing activity at key times of the year; and in North America, commencing digital marketing efforts to use social networks and achieve growth in customer participation across our on-line channels, email, and mobile. We enhanced our position as a “gift authority” with our “Gift For You, Gift For Me” global campaign focused on distinctive giftable merchandise, seasonal categories and key items. We refreshed and enhanced our global website to be more consistent with the improved store experience, understanding its significance as a marketing tool and customer touchpoint for the brand. In Claire’s North America, we began to capture customer contact information, both on claires.com and in store, to build a customer database. To initiate viral marketing, we launched two interactive digital campaigns in Holiday 2009 which we believe provides a strong foundation upon which to build. We supported this effort across our approximately 1,600 North American stores with complementary in-store collateral, signage and sales associate participation.
Build on the Established Foundation to Further Develop our Pan-European Business. During Fiscal 2009, we continued to strive toward our goal of developing an assortment for Claire’s that is 50% common across the globe, 25% common across all of Europe, with the remaining 25% specific to a particular geographic zone of our business. We believe this philosophy allows our European division to benefit from global purchasing economies of scale, while allowing sufficient flexibility within each zone of business to remain relevant for specific fashion needs of customers. In conjunction with these initiatives, we have benefited from the addition of a Managing Director of Zones 2 and 3 encompassing Continental Europe, who brings a Pan-European mentality to our stores function. We believe these initiatives, coupled with the foundation that was established with the Pan-European Transformation project, will enable us to continue our expansion across Continental Europe.
Develop our Organization into Top Performers and Execute as a Management Team. In Fiscal 2009, we focused on integrating the changes made to our management team during the past three years to allow new reporting relationships to take hold. Through the guidance provided by our senior executive leaders — our Chief Executive Officer, Corporate President and President of Europe — and working with our broader senior management teams, we leveraged our executive development capabilities and team building skills with the goal of improving our organization both individually and collectively.
We strengthened our senior management team through the addition of several experienced retail leaders, including a Senior Vice President of Global Marketing; a Senior Vice President of Global Strategy, Initiatives and Implementation; and a Senior Vice President of North American Real Estate and Global Construction.
Strategic Business Plan
Our overarching global business objective is to grow Claire’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) by generating incremental same store sales while pursuing new store growth. Responding to the changes in the economic and retail environment since the May 2007 Acquisition, we have refined our strategic business plan and identified the following drivers as key contributors to future success.
•	Exploit opportunities to drive same store sales

•	Open new Company-owned stores in existing and adjacent markets

•	Open new stores through the growth of international franchising

•	Pursue targeted initiatives to deliver additional growth

•	Enhance our customer relationships through an integrated multi-channel customer experience, including e-commerce

The strategic plan and these five drivers serve as the foundation upon which our Fiscal 2010 priorities are built.
Fiscal 2010 Priorities
We have established six Company priorities for Fiscal 2010 to achieve our global business objectives.
Deliver On-Trend Merchandise Assortment for Each Targeted Customer Group. We intend to build upon our efforts to deliver a more on-trend merchandise assortment that is more relevant to our target customers, especially the Young segment.
We believe the improvements we have made in our Fashion, Trend and Product Innovation functions and Product Design and Development organization will enable us to better forecast fashion trends, and develop exclusive and compelling merchandise that meets our target customers’ preferences. In parallel, we will continue to strengthen our buying and sourcing team with the goal of delivering more sophisticated and fashion-forward designs, while balancing quality and cost requirements.
In 2009, we began to improve our allocation and replenishment methodology, and plan to more fully address the associated processes and supporting systems this year. Given the breadth of our merchandise assortment and our global reach of stores, this focus should allow us to drive sales and merchandise margin by optimizing inventory dollars on a store-by-store basis, maintaining a strong in-stock position for the customer, and reducing markdowns.
Strengthen the In-Store Experience. We intend to enhance the selling skills of our store associates and upgrade our level of customer service, through more comprehensive sales and service training in order to meet our customers’ expectations. We believe this builds on improvements we have made to our in-store performance and execution from an operational and in-store presentation perspective.
In Fiscal 2009, we introduced a new store prototype that creates physical delineation between the merchandise intended for our Young, Younger and Youngest assortments, which we believe enables a more impactful merchandise presentation, and increases the store appeal for the Young customer. We intend to utilize this prototype for all new stores as well as in selected top store remodels. We are also developing a modified, scaled-back version of this prototype that should enable us to refresh a larger number of stores on a cost effective basis.
Leverage the Foundational Improvements in Digital and Store Marketing. We intend to further build our brand relevance through marketing both in and outside the store, and build more meaningful customer relationships. We will continue to upgrade the quality, fashionability and relevance of our in-store imagery and collateral, while keeping it in sync with our digital marketing efforts.
We are redesigning our claires.com website which will involve a new look and feel, expanded product information, improved fashion content and better integration with other digital touchpoints including Facebook and Twitter. We will continue to enhance two-way communication with our target customers through email, mobile, and social networking outreach. These efforts will be bolstered by select interactive campaigns and will be supported across our store network through signage, in-store collateral and our sales associates.
Expand our Global Footprint. We intend to leverage our global infrastructure to continue expansion in existing and new markets, through both owned and franchise store locations. In North America, we will selectively pursue additional new store locations, including alternative store formats, top-tier malls, and off-mall concepts. In Europe, we believe we have substantial growth potential for new owned stores in many of our existing countries, as well as adjacent regions such as Eastern Europe.
Although our brand and store concepts have translated globally with an owned model, we intend to more aggressively leverage our franchising capabilities to introduce Claire’s into several new geographies. We are expanding our franchise support team to provide optimal levels of buying, planning, and operational expertise to each of our existing and future franchise partners.

Maintain Strong Financial Discipline. We remain focused on prudent expense discipline. We continue to refine store labor scheduling practices to optimize store hours relative to customer traffic and sales by week and by day. In addition, we continue to work to reduce occupancy expenses by seeking improved terms under our global lease renewal and rent reduction program.
While cost control is an on-going effort, we are making focused investments in recruiting top talent, building the customer relationship, opening new stores, and improving franchise partner support to position Claire’s for growth.
Develop our Team Members into a Top Performing Global Organization. In Fiscal 2010, we will continue to integrate the management changes in our organization. We intend to leverage our Corporate leadership team, as well as our Global Merchandise function, to help drive performance, create consistency and build product leadership globally. Additionally, we will continue to advance a Pan-European orientation to help position us for improved performance across Continental Europe.
In summary, we believe these six priorities provide the appropriate structure to help us deliver on our strategic business plan and global business objectives to grow Claire’s EBITDA through incremental same store sales while pursuing new store growth.
Stores
Our stores in North America are located primarily in shopping malls and average approximately 970 square feet of selling space. Our stores in Europe are located primarily on high streets, in shopping malls and in high traffic urban locations and average approximately 630 square feet of selling space. Our store hours are dictated by shopping mall operators and our stores are typically open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and, where permitted by law, from noon to 5:00 p.m. on Sunday. Approximately 80% of our sales in Fiscal 2009 were made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.
Store Management
Our stores are organized and controlled on a district level. We employ District Managers, each of whom supervises store managers and the business in their respective geographic area and report to Regional Managers.
In North America, each Regional Manager reports to Territorial Vice Presidents, who report to the Senior Vice President of Store Operations. Each store is typically staffed by a Manager, an Assistant Manager and one or more part-time employees.
In Europe, Regional Managers report to Managing Directors, who report to our President of Europe. We now have three operating zones within Europe: (1) United Kingdom and Ireland (Zone 1); (2) France, Spain, Portugal and Belgium (Zone 2); and (3) Switzerland, Austria, Netherlands and Germany (Zone 3). Zone 1 is led by one Managing Director while both Zones 2 and 3 are led by a different Managing Director.

Store Openings, Closings and Future Growth
In Fiscal 2009, we opened 24 stores and closed 45 stores, for a net decrease of 21 stores. In Europe, we increased our store count by 12 stores, net, resulting in a total of 955 stores. In North America, we decreased our store count by 33 stores, net, to 1,993 stores. “Stores, net” refers to stores opened, net of closings, if any.

Store Count as of:	January 30, 2010	January 31, 2009	February 2, 2008

North America	1,993	2,026	2,135
Europe	955	943	905

Subtotal Company-Owned	2,948	2,969	3,040

Joint Venture	211	214	198
Franchise	195	196	166

Subtotal Non-Owned	406	410	364

Total	3,354	3,379	3,404

We plan to open approximately 80 Company-owned stores globally in Fiscal 2010. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2009, which includes leasehold improvements and fixtures, averaged approximately $215,000 per store globally. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our European operations.
Purchasing and Distribution
We purchased our merchandise from approximately 700 suppliers in Fiscal 2009. Approximately 85% of our merchandise in Fiscal 2009 was purchased from outside the United States, including approximately 65% purchased from China. We are not dependent on any single supplier for merchandise purchased. Merchandise for our North American stores and our franchisees is shipped from our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. Merchandise is shipped from our distribution centers by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times a week.
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Icing,” and “Icing by Claire’s.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in the Middle East, Turkey, Russia, South Africa, Poland, Greece, Guatemala and Malta. We also license our Claire’s mark under our joint venture arrangement in Japan. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
Information Technology
Information technology is important to our business success. Our information and operational systems use a broad range of both purchased and internally developed applications to support our retail operations, financial, real estate, merchandising, inventory management and marketing processes. Sales information is generally collected from point of sale terminals in our stores on a daily basis. We have developed proprietary software to support key decisions in various areas of our business including merchandising, allocation and operations. We periodically review our critical systems to evaluate disaster recovery plans and the security of our systems.

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
Seasonality
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2009 were 22%, 23%, 24% and 31%, respectively.
Employees
On January 30, 2010, we employed approximately 16,400 employees, 59% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.
Further Information
We make available free of charge through the Financial page of our website at www.clairestores.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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
Risks Relating to Current Economic Conditions
Current economic conditions may adversely impact demand for our merchandise, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
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
In addition, the recent global financial crisis continues to have a negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted. The inability of our suppliers to access liquidity or trade credit could lead to delays or failures in delivery of merchandise to us.
The global economic crisis could have a material adverse effect on our liquidity and capital resources.
The recent distress in the financial markets has resulted in volatility in security prices and has had a negative impact on credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash will provide us with sufficient liquidity, tightening of the credit markets could make it more difficult for us to access funds, refinance our existing indebtedness and enter into agreements for new indebtedness.
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
We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 700 suppliers in Fiscal 2009. Approximately 85% of our Fiscal 2009 merchandise was purchased from suppliers outside the United States, including approximately 65% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. There has been increased international pressure on China regarding revaluation of the Chinese yuan, including recently proposed U.S. Federal legislation to place 25-40% tariffs on imports from China unless the Chinese government revalues the Chinese yuan.
Fluctuations in foreign currency exchange rates could negatively impact our results of operations.
Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We purchased approximately 65% of our merchandise from China in Fiscal 2009. The currency exchange rate from Chinese yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese yuan strengthening against the U.S. dollar. An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales.

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
On August 14, 2008, the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) became law. In general, the CPSIA bans the sale of children’s products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements on the sale of children’s products, including importing, testing and labeling requirements. Accordingly, merchandise covered by the CPSIA that is sold to our Younger and Youngest customers is subject to the CPSIA. Although we had procedures in place prior to the adoption of the CPSIA to address many of the requirements set forth in the CPSIA, our inability to timely comply with these regulatory changes, or other existing or newly adopted regulatory changes, could increase our cost of doing business or result in significant fines or penalties that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety, including but not limited to concerns about the safety of products manufactured in China (where most of our products are manufactured), could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation, increase costs or reduce sales, any of which could have a material adverse effect on our financial results.
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
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North American and European information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management. We continue to evaluate and implement modifications and upgrades to our information technology systems focused on point of sale cash registers, allocation, and replenishment. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
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
Currently, none of our employees in North America are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. The Employee Free Choice Act of 2009 was introduced in 2009 as H.R. 1409 and S. 560. President Obama and leaders of Congress have made public statements in support of this bill. Accordingly, this bill or a variation of it could be enacted in the future and the enactment of this bill could have an adverse impact on our business, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act.

Higher health care costs and labor costs could adversely affect our business.
We will be impacted by the recent passage of the U.S. Patient Protection and Affordable Care Act. Under this Act, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act: cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.
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
Goodwill and indefinite-lived intangible assets comprise a significant portion of our total assets. We must test goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable; which could result in a material, non-cash write-down of goodwill or indefinite-lived intangible assets and could have a material adverse impact on our results of operations.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. We may be required to recognize additional impairment charges in the future. Additional impairment losses could have a material adverse impact on our results of operations and stockholders equity.

There are factors that can affect our provision for income taxes.
We are subject to income taxes in numerous jurisdictions, including the United States, individual states and localities, and internationally. Our provision for income taxes in the future could be adversely affected by numerous factors including, but not limited to, the mix of income and losses from our foreign and domestic operations that may be taxed at different rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact earnings in future periods. In addition, the estimates we make regarding domestic and foreign taxes are based on tax positions that we believe are supportable, but could potentially be subject to successful challenge by the Internal Revenue Service or other authoritative agencies. If we are required to settle matters in excess of our established accruals for uncertain tax positions, it could result in a charge to our earnings.
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
We rely on third parties to deliver our merchandise and if these third parties do not adequately perform this function, our business would be disrupted.
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
The quality of our globally sourced products may vary from our expectations and sources of our supply may prove to be unreliable. In the event we seek indemnification from our suppliers for claims relating to the merchandise shipped to us, our ability to obtain indemnification may be hindered by the supplier’s lack of understanding of U.S. product liability laws. Our ability to successfully pursue indemnification claims may also be adversely affected by the financial condition of the supplier. Any of these circumstances could have a material adverse effect on our business and financial results.
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
We are significantly leveraged. As of January 30, 2010, our total debt, including the current portion, was approximately $2.5 billion, consisting of the Notes and borrowings under our Credit Facility.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Notes and the Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (PIK) interest option to satisfy the November 2008 interest payment obligation. We continued the PIK election for the interest payment dates of June 1, 2009 and December 1, 2009. The PIK election is now the default election for interest periods through June 1, 2011, unless the Company notifies the holders otherwise. The impact of these elections increased the principal amount of our Senior Toggle Notes by $38.9 million during Fiscal 2009 and $18.2 million during Fiscal 2008, and will increase the principal amount of the Senior Toggle Notes semi-annually as long as the PIK election remains in effect.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, the Netherlands and Germany. We lease all of our 2,948 store locations, generally for terms ranging from five to approximately 25 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and constructed under contracts with third parties.
Most of our stores in North American and the European divisions are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for opening new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

Prior to February 19, 2010, we owned central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. The Property has buildings with approximately 538,000 total square feet of space, of which 373,000 square feet is devoted to receiving and distribution and 165,000 square feet is devoted to office space.
On February 19, 2010, we sold the Property to a third party. Net proceeds from the sale were $17.4 million. Contemporaneously with the sale of the Property, we entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (2) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease.
Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of 24,000 square feet of office space and 62,000 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our stores outside of North America. We lease approximately 8,800 and 8,900 square feet of office space in Paris, France and Zurich, Switzerland, respectively, where we maintain our human resource and operating functions for these countries.
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
Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our common stock.
Holders
As of April 1, 2010, there was one holder of record of our common stock, our parent, Claire’s Inc.
Dividends
We have paid no cash dividends since the Merger. Our Credit Facility and indentures governing our Notes restrict our ability to pay dividends.

Item 6. Selected Financial Data
The balance sheet and statement of operations data set forth below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The Consolidated Balance Sheet data as of February 2, 2008, May 28, 2007, February 3, 2007 and January 28, 2006 and the Consolidated Statement of Operations and Comprehensive Income (Loss) data for each of the fiscal years ended February 3, 2007 and January 28, 2006 are derived from our Consolidated Financial Statements which are not included herein.
As a result of the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The Consolidated Financial Statements for the period on or after May 29, 2007 are presented on a different basis than that for the periods before May 29, 2007, as a result of the application of purchase accounting as of May 29, 2007 and therefore are not comparable. The acquisition of Claire’s Stores, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition.

	Successor Entity				Predecessor Entity
	Fiscal Year Ended		Fiscal Year Ended	May 29, 2007	Feb. 4, 2007	Fiscal Year Ended		Fiscal Year Ended
	January 30,		January 31,	Through	Through	February 3,		January 28,
	2010 (1)		2009 (1)	Feb. 2, 2008	May 28, 2007	2007 (1)		2006 (1)
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,342,389		$1,412,960	$1,085,932	$424,899	$1,480,987		$1,369,752
Cost of sales, occupancy and buying expenses	659,796		720,351	521,384	206,438	691,646		625,866

Gross profit	682,593		692,609	564,548	218,461	789,341		743,886
Other expenses (income):
Selling, general and administrative	469,179		518,233	354,875	154,409	481,979		449,430
Depreciation and amortization	71,471		85,093	61,451	19,652	56,771		48,900
Impairment of assets	3,142		523,990	3,478	73	—		—
Severance and transaction-related costs	921		15,928	7,319	72,672	—		—
Other income, net	(4,234)		(4,499)	(3,088)	(1,476)	(3,484)		(4,622)

	540,479		1,138,745	424,035	245,330	535,266		493,708

Operating income (loss)	142,114		(446,136)	140,513	(26,869)	254,075		250,178
Gain on early debt extinguishment	36,412		—	—	—	—		—
Interest expense (income), net	177,418		195,947	147,892	(4,876)	(14,575)		(9,493)

Income (loss) from continuing operations before income taxes	1,108		(642,083)	(7,379)	(21,993)	268,650		259,671
Income tax expense (benefit)	11,510		1,509	(8,020)	21,779	79,888		87,328

Income (loss) from continuing operations	$(10,402)		$(643,592)	$641	$(43,772)	$188,762		$172,343

Other Financial Data:
Capital expenditures:
New stores and remodels	$16,557		$36,270	$46,225	$24,231	$77,021		$64,275
Other	8,395		23,135	12,259	3,757	18,171	(2)	9,169
Total capital expenditures	24,952		59,405	58,484	27,988	95,192		73,444
Cash interest expense (4)	126,733		168,567	123,620	86	118		125
Ratio of earnings to fixed charges (3)	1.0	x	—	—	—	5.2	x	5.3	x
Store Data:
Number of stores (at period end)
North America	1,993		2,026	2,135	2,124	2,133		2,106
Europe	955		943	905	879	859		772
Total number of stores (at period end)	2,948		2,969	3,040	3,003	2,992		2,878
Total gross square footage (000’s) (at period end)	2,982		3,011	3,105	3,043	3,021		2,883
Net sales per store (000’s) (5)	$454		$461	$359	$142	$504		$479
Net sales per square foot (6)	448		453	353	140	500		480
Balance Sheet Data (at period end)
Cash and cash equivalents	$198,708		$204,574	$85,974	$350,476	$340,877		$431,122
Total assets	2,834,105		2,881,095	3,348,497	1,119,047	1,091,266		1,090,701
Total debt	2,521,878		2,581,772	2,377,750	—	—		—
Total stockholders’ equity (deficit)	(34,642)		(55,843)	605,200	792,071	847,662		868,318

(1)	Fiscal 2006 was a fifty-three week period and Fiscal 2009, Fiscal 2008, Fiscal 2007 and Fiscal 2005 were fifty-two week periods.

(2)	Includes management information system expenditures of $5.2 million in Fiscal 2006 for strategic projects of POS, merchandising systems, business intelligence, technology and the logistics system for the new distribution center in the Netherlands.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include interest expense, including amortization of debt issuance costs, and the portion of rental expense which management believes is representative of the interest component of rental expense. Due to the Company’s loss during Fiscal 2008 and the combined period from May 29, 2007 through February 2, 2008 and February 4, 2007 through May 28, 2007, the ratio coverage was less than 1:1. The Company must generate additional earnings of $642.4 million, $7.5 million and $22.7 million during Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively, to achieve coverage of 1:1.

(4)	Cash interest expense does not include amortization of debt issuance costs or interest expense paid in kind.

(5)	Net sales per store are calculated based on the average number of stores during the period.

(6)	Net sales per square foot are calculated based on the average gross square feet during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, and significant accounting policies and critical estimates. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. Our Fiscal 2009, Fiscal 2008 and Fiscal 2007 results all consisted of 52 weeks.
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
Management overview
Fiscal 2009 was a challenging year for the retail industry and for our Company. The severe recession, which began in the latter part of 2007, continued throughout 2008 and into 2009, marking these past few years as ones defined by low consumer confidence, rising unemployment levels and declining consumer spending. To protect operating cash flow and position the business for long-term success, we relied on the following initiatives in Fiscal 2009 that had begun in Fiscal 2008 and Fiscal 2007:
•	We continued the implementation of our Cost Savings Initiative (“CSI”) project. This project identified areas for cost savings and implemented actions late Fiscal 2008 and early Fiscal 2009 to achieve significant savings.

•	We continued the implementation of our Pan European Transformation (“PET”) project. As the European market continues to grow and become an increasingly larger share of our operations, we believe we need to have the resources close at hand to the European operations. In Fiscal 2008, we transitioned an integrated merchandising team to Europe to focus solely on our European operations. This also allowed our North American merchandising team to focus on our North American operations. In Fiscal 2009, we centralized our European finance and operations into one central location in Birmingham, England.

•	We improved our inventory management. Notwithstanding the unprecedented level of promotional activity in the overall retail sector, we successfully managed our inventory levels throughout the year, carefully considering the desire to maximize sales with the potential cost (markdown risk).

•	We also focused on preserving cash and reduced our capital expenditures to $25 million in Fiscal 2009. We ended Fiscal 2009 with $198.7 million in cash and cash equivalents.
Looking ahead to Fiscal 2010, we will focus on prudently implementing our sales growth strategies, continuing to manage our cost structure, maintaining our cash position and strengthening and evolving our brands to promote strong recognition among our customers and positioning our Company for long-term success.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Successor Entity	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 2, 2008	May 28, 2007
Net sales	$1,342,389	$1,412,960	$1,510,831	$1,085,932	$424,899
Increase (decrease) in same store sales	(1.7)%	(6.9)%	(1.8)%	(2.8)%	0.5%
Gross profit percentage	50.8%	49.0%	51.8%	52.0%	51.4%
Selling, general and administrative expenses as a percentage of net sales	35.0%	36.7%	33.7%	32.7%	36.3%
Depreciation and amortization as a percentage of net sales	5.3%	6.0%	5.4%	5.7%	4.6%
Severance and transaction-related costs as percentage of net sales	0.1%	1.1%	5.3%	0.7%	17.1%
Impairment of assets	$3,142	$523,990	$3,551	$3,478	$73
Operating income (loss)	$142,114	$(446,136)	$113,644	$140,513	$(26,869)
Gain on early debt extinguishment	$36,412	$—	$—	$—	$—
Net income (loss)	$(10,402)	$(643,592)	$(43,131)	$641	$(43,772)
Number of stores at the end of the period (1)	2,948	2,969	3,040	3,040	3,003

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales in Fiscal 2009 decreased $70.6 million, or 5.0%, from Fiscal 2008. This decrease was attributable to $33.5 million of foreign currency translation effect of our foreign locations’ sales, the effect of stores closed in North America and Europe at the end of Fiscal 2008 and the first half of Fiscal 2009 that decreased sales $31.0 million, a decrease in same store sales of $22.2 million, or 1.7%, and decreases in shipments to franchisees of $2.9 million, partially offset by new store revenue of $19.1 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 6.7%, partially offset by an increase in average transaction value of 4.7%.
Net sales in Fiscal 2008 decreased $97.9 million, or 6.5%, from Fiscal 2007. This decrease was primarily attributable to a decrease in same store sales of $99.8 million, or 6.9%, and a decrease of $17.1 million resulting from foreign currency translation of our foreign locations’ sales, partially offset by new store revenue, net of store closures, of $17.3 million and a net increase of $1.7 million from increased sales to franchises.
The decrease in 2008 same store sales was primarily attributable to a decrease in the average number of transactions per store of 10.7%, partially offset by an increase in average transaction value.
At the end of Fiscal 2008, we closed 118 stores in North America that were performing below our expectations. These stores accounted for 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of $0.7 million in Fiscal 2008.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30,	January 31,	February 2,
% of Total	2010	2009	2008

Accessories	53.6	48.4	45.8
Jewelry	46.4	51.6	54.2

	100.0	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in “Selling, general and administrative” expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
In Fiscal 2009, gross profit percentage increased 180 basis points to 50.8% compared to the prior fiscal year of 49.0%. The increase consisted of a 200 basis point improvement in merchandise margin and a 10 basis point decrease in buying costs, offset by a 30 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight costs. Occupancy costs decreased approximately $12.2 million primarily due to foreign currency translation effects, but increased as a percentage of sales due to the deleveraging effect of lower sales. Fiscal 2008 included $3.1 million of PET project costs, in buying costs, that did not recur in Fiscal 2009, accounting for 20 basis points of the improvement in gross margin.
In Fiscal 2008, gross profit percentage decreased 280 basis points compared to the prior fiscal year. This decrease was comprised of a 280 basis point loss of operating leverage in occupancy and buying costs and a 20 basis point decline due to non-recurring PET project costs, partially offset by a 20 basis point increase in merchandise margin.
Selling, general and administrative expenses
In Fiscal 2009, selling, general and administrative expenses decreased $49.1 million, or 9.5%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 170 basis points compared to the prior year. Excluding a $13.3 million foreign currency translation effect and a decrease of $10.0 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses would have been $25.8 million, or 5.2%, compared to the prior fiscal year. Excluding the foreign currency translation effect and non-recurring CSI and PET project costs, selling, general and administrative expenses as a percentage of net sales decreased 10 basis points compared to the prior year.
In Fiscal 2008, selling, general and administrative expenses increased $8.9 million, or 1.8%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased 300 basis points compared to the prior year. Excluding $5.9 million of CSI project costs, $4.1 million of PET project costs, a $1.0 million increase in Sponsor management fees as a result of a full year of ownership by our Sponsors after the Merger and a decrease due to the effect of foreign currency translation of $3.2 million, selling, general and administrative expenses increased $1.1 million, or 0.2%, compared to the prior fiscal year. Excluding these items, selling, general and administrative expenses as a percentage of net sales increased 240 basis points compared to the prior year. The majority of this increase was due to the loss of operating leverage in selling, general and administrative expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $13.6 million to $71.5 million during Fiscal 2009 compared to Fiscal 2008. The majority of this decrease is due to foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense increased $4.0 million to $85.1 million for Fiscal 2008 compared to Fiscal 2007. This increase was due to the $1.8 million of the acceleration of depreciation for store fixed assets for the 118 stores closed at the end of Fiscal 2008 and the additional depreciation and amortization expense related to the purchase accounting adjustments related to store leasehold improvements, franchise agreements and non-compete agreements that resulted from the Acquisition for a full year in Fiscal 2008 compared to eight months in Fiscal 2007.

Impairment of assets
The deterioration in the economy and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2009 and Fiscal 2008 had a significant impact on the retail industry. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular asset being tested. The impairment testing resulted in our recognition of non-cash impairment charges of $3.1 million related to property and equipment in Fiscal 2009. Similar testing conducted in Fiscal 2008 resulted in the recognition of non-cash impairment charges of $297.0 million related to goodwill and $227.0 million related to intangible and other assets. Similar testing conducted in Fiscal 2007 resulted in the recognition of impairment charges aggregating $3.5 million related to other assets. See Note 3 to our Consolidated Financial Statements for further discussion of the impairment charges.
Severance and transaction-related costs
Since 2007, we have incurred costs related to the sale of the Company. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. We incurred $0.9 million of such costs in Fiscal 2009, $3.5 million in Fiscal 2008 and $80.0 million in Fiscal 2007. In connection with our CSI and PET projects in Fiscal 2008, we incurred severance costs of $12.4 million for terminated employees.
Gain on early debt extinguishment
The following is a summary of the Company’s debt repurchase activity during Fiscal 2009 (in thousands):

	Principal	Purchase	Recognized
Note Purchased	Amount	Price	Gain (1)
Senior Subordinated Notes	$52,763	$26,347	$25,115
Senior Toggle Notes	30,500	19,744	11,297

	$83,263	$46,091	$36,412

(1)	Net of deferred issuance cost write-offs of $1,301 and $603 for the Senior Subordinated Notes and Senior Toggle Notes, respectively, and accrued interest write-off of $1,144 for the Senior Toggle Notes.
Other income, net
The following is a summary of other (income) expense activity for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 (in thousands):

	Successor Entity	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	May 29, 2007 Through	Feb. 4, 2007 Through
	January 30,	January 31,	February 2,	February 2,	May 28,
	2010	2009	2008	2008	2007

Gain on sale of assets	$(1,935)	$(1,287)	$—	$—	$—
Equity (income) loss	1,014	(320)	(1,415)	(751)	(664)
Write down of JV investment	—	—	650	650	—
Royalty income	(1,943)	(2,309)	(2,309)	(1,710)	(599)
Other income	(1,370)	(583)	(1,490)	(1,277)	(213)

	$(4,234)	$(4,499)	$(4,564)	$(3,088)	$(1,476)

Interest expense (income), net
Interest income for Fiscal 2009 aggregated $0.2 million, a decrease of $1.3 million from the prior year. This decrease was due to lower interest rates on our cash balances.
Interest income for Fiscal 2008 aggregated $1.5 million, a decrease of $5.9 million from the prior year. This decrease was due to lower cash and cash equivalent balances resulting from cash used to fund the acquisition of the Company and related expenses and lower interest rates on our cash balances.

Interest expense for Fiscal 2009 aggregated $177.6 million, a decrease of $19.8 million compared to the prior year. This decrease is primarily the result of reductions in interest rates on the floating portion of our debt and Note purchases. Included in interest expense for Fiscal 2009 is approximately $10.4 million of amortization of deferred debt issuance costs and $39.0 million of interest paid in kind.
Interest expense for Fiscal 2008 aggregated $197.4 million, an increase of $47.0 million compared to the prior year. This increase was primarily the result of the incurrence of interest expense associated with the financing of the acquisition of the Company for a full twelve months in Fiscal 2008 as compared to eight months in Fiscal 2007. Included in interest expense for Fiscal 2008 was approximately $10.6 million of amortization of deferred debt issuance costs and $24.5 million of interest paid in kind.
Income taxes
In Fiscal 2009, our income tax expense was $11.5 million and our effective income tax rate was 1,038.8%. Our effective income tax rate for Fiscal 2009 reflects tax expense of $18.6 million on the repatriation of foreign earnings, plus tax expense of $17.5 million related to our valuation allowance on deferred tax assets, offset by tax benefits of $21.4 million on income in our foreign jurisdictions that are taxed at lower rates, and $4.7 million relating to other permanent tax benefits. In Fiscal 2009, we made cash income tax payments of $3.2 million.
In Fiscal 2008, our income tax expense was $1.5 million and our effective tax rate was (0.2)%. Our effective income tax rate for Fiscal 2008 reflected the non-deductible nature of the goodwill and joint venture impairment charges aggregating $322.5 million, as well an increase of $95.8 million to our valuation allowance on deferred tax assets generated by our U.S. operations. We increased our valuation allowance due to a lack of sufficient accounting evidence that it was more likely than not that our deferred tax assets would be realized. In Fiscal 2008, we made cash income tax payments of $14.2 million.
In Fiscal 2007, our income tax expense was $13.8 million and our effective income tax rate was (46.8)%. Our effective income tax rate for Fiscal 2007 reflected benefits due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, partially offset by the additional tax expense of $10.6 million associated with non-deductible transaction costs related to the Merger, and of $22.0 million related to the repatriation of foreign earnings to fund, in part, the acquisition of the Company. In Fiscal 2007, we made cash income tax payments of $33.3 million.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Successor Entity	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	February 2,	May 28,
	2010	2009	2008	2008	2007
Net sales	$850,313	$907,486	$995,469	$702,986	$292,483
Increase (decrease) in same store sales	(3.2)%	(9.2)%	(2.6)%	(4.2)%	1.3%
Gross profit percentage	50.4%	48.5%	52.0%	51.5%	53.1%
Number of stores at the end of the period (1)	1,993	2,026	2,135	2,135	2,124

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales in North America during Fiscal 2009 decreased $57.2 million, or 6.3%, from Fiscal 2008. This decrease was attributable to the effect of stores closed in North America at the end of Fiscal 2008 that decreased sales $29.8 million, decrease in same store sales of $27.2 million, or 3.2%, foreign currency translation effect of our Canadian operations of $1.2 million, and decreases in shipments to franchisees of $2.9 million, partially offset by new store revenue of $4.0 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 8.1%, partially offset by an increase in average transaction value of 4.2%.
Net sales in North America during Fiscal 2008 decreased $88.0 million, or 8.8%, from Fiscal 2007. This decrease was attributable to a decrease in same store sales of $87.6 million, or 9.2%, and a decrease of $2.6 million resulting from foreign currency translation of our foreign operations, partially offset by new store revenue, net of store closures, of $0.5 million and a net increase of $1.7 million from increased sales to franchisees.
The decrease in same store sales in North America was primarily attributable to a decrease in the average number of transactions per store of 14.6%, partially offset by an increase in average transaction value.
At the end of Fiscal 2008, we closed 118 stores in North America that were performing below our expectations. These stores accounted for 1.7% of the net sales in Fiscal 2008 and had a combined operating loss before depreciation and amortization of $0.7 million in Fiscal 2008.
Gross profit
In Fiscal 2009, gross profit percentage increased 190 basis points to 50.4% compared to the gross profit percentage for Fiscal 2008 of 48.5%. This increase included a 230 basis point improvement in merchandise margin and a 20 basis point decrease in buying costs, partially offset by a 60 basis point increase in occupancy costs. Fiscal 2008 included $1.1 million of non-recurring PET project costs, which were included in buying costs and accounted for 10 basis points of the improvement in gross margin.
In Fiscal 2008, gross profit percentage decreased by 350 basis points compared to the prior fiscal year. This decrease was comprised of a 330 basis point loss of operating leverage in occupancy and buying costs, a 10 basis point decline due to non-recurring PET project costs and a 20 basis point decline due to the closure of 118 stores in January 2009, partially offset by a 10 basis point increase in merchandise margin.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
% of Total	2010	2009	2008

Accessories	48.5	43.3	41.8
Jewelry	51.5	56.7	58.2

	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Successor Entity	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	February 2,	May 28,
	2010	2009	2008	2008	2007
Net sales	$492,076	$505,474	$515,362	$382,946	$132,416
Increase (decrease) in same store sales	1.1%	(2.5)%	(0.2)%	0.2%	(1.2)%
Gross profit percentage	51.6%	50.0%	51.5%	52.8%	47.8%
Number of stores at the end of the period (1)	955	943	905	905	879

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales in our European division during Fiscal 2009 decreased $13.4 million, or 2.7%, from Fiscal 2008. This decrease was attributable to a decrease of $32.3 million resulting from foreign currency translation of our European operations and a decrease of $1.2 million due to store closures, partially offset by new store revenue of $15.1 million and increases in same store sales of $5.0 million, or 1.1%.
The increase in same store sales was primarily attributable to an increase in average transaction value of 6.6%, partially offset by a decrease in average number of transactions per store of 5.2%.
Net sales in our European division during Fiscal 2008 decreased $9.9 million, or 1.9%, from Fiscal 2007. This decrease was attributable to a decrease in same store sales of $12.2 million, or 2.5%, and a decrease of $14.5 million resulting from foreign currency translation of our European operations, partially offset by new store revenue, net of store closures, of $16.8 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 6.0%, partially offset by an increase in average transaction value.
Gross profit
In Fiscal 2009, gross profit percentage increased 160 basis points to 51.6% compared to the gross profit percentage for Fiscal 2008 of 50.0%. This increase was comprised of a 140 basis point improvement in merchandise margin and a 20 basis point decrease in occupancy costs. Fiscal 2008 included $2.1 million of non-recurring PET project costs, which were included in buying costs and accounted for 40 basis points of the improvement in gross margin.
In Fiscal 2008, gross profit percentage decreased 150 basis points compared to the prior fiscal year. This decrease was comprised of a 190 basis point loss of operating leverage in occupancy and buying costs and a 40 basis point decrease due to non-recurring PET project costs, partially offset by an 80 basis point increase in merchandise margin.
The following table compares our sales of each product category for the last three fiscal years:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
% of Total	2010	2009	2008

Accessories	62.2	57.3	53.5
Jewelry	37.8	42.7	46.5

	100.0	100.0	100.0

Liquidity and Capital Resources
Our operating liquidity requirements are funded through internally generated cash flow from normal sales and cash on hand. The Company’s primary uses of cash are working capital requirements, new store expenditures, and debt service requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2009 and Fiscal 2008 than in prior years as a result of the Credit Facility and Notes incurred in connection with the Transactions described below. Our current capital structure generates losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. The Company anticipates that the existing cash and cash equivalents and cash generated from operations will be sufficient to meet its future working capital requirements, new store expenditures, and debt service requirements as they become due. However, the Company’s ability to fund future operating expenses and capital expenditures and its ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors.”
Credit Facility
Our Credit Facility provides senior secured financing of up to $1.65 billion, consisting of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our senior secured term loan facility and were issued a $4.5 million letter of credit. As of January 30, 2010, we were in compliance with the covenants in our Credit Facility.
Borrowings under our Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under our Credit Facility is 1.75% per annum with respect to the alternate base rate borrowing and 2.75% per annum in the case of any LIBOR borrowings. The applicable margin for our revolving credit loans under our Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”).
Between July 20, 2007 and August 3, 2007, the Company entered into three interest rate swap agreements to manage exposure to interest rate changes related to the senior secured term loan facility. The interest rate swaps result in the Company paying a fixed rate of 5.11%, plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 7.86% at January 30, 2010, on a notional amount of $435.0 million of the senior secured term loan. Each swap expires on June 30, 2010.
In addition to paying interest on outstanding principal under our Credit Facility, we are required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. We must also pay customary letter of credit fees and agency fees. At January 30, 2010, the weighted average interest rate for borrowings outstanding under our Credit Facility was 2.94% per annum.
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
Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying Consolidated Balance Sheet as of January 30, 2010. The interest rate on the Revolver on January 30, 2010 was 2.5%.
Notes
In connection with the Transactions, we also issued a series of notes.
Our senior notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015; and (2) $350.0 million of 9.625%/10.375% senior toggle notes due 2015. The $250.0 million senior notes are unsecured obligations, mature on June 1, 2015 and bear interest at a rate of 9.25% per annum. The $350.0 million senior toggle notes are senior obligations and will mature on June 1, 2015. For any interest period through June 1, 2011, we may, at our option, elect to pay interest on the senior toggle notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding senior toggle notes or by issuing payment in kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. After June 1, 2011, we will make all interest payments on the senior toggle notes in cash. Cash interest on the senior toggle notes will accrue at the rate of 9.625% per annum and be payable in cash. PIK interest on the senior toggle notes will accrue at the cash interest rate per annum plus 0.75% and be payable by issuing PIK notes. When we make a PIK interest election, our debt increases by the amount of such interest and we issue PIK notes on the scheduled semi-annual payment dates.
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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 30, 2010, we were in compliance with the covenants under the Notes.
On May 14, 2008, we elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 2, 2008 through December 1, 2008. On December 1, 2008, we increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 2, 2008 through December 1, 2008. We continued the election to pay interest in kind for the interest period from December 2, 2008 through June 1, 2009 and for the interest period from June 2, 2009 through December 1, 2009. We increased the principal amount on the outstanding Senior Toggle Notes by $19.1 million and $19.8 million on June 1, 2009 and December 1, 2009, respectively. Payment in kind interest accrued for the period from December 2, 2009 through January 30, 2010 of approximately $6.5 million is included in “Long-term debt” in the accompanying Consolidated Balance Sheet as of January 30, 2010. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest payments through June 1, 2011.
Pre-Transaction Credit Facilities
Our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 30, 2010, the entire amount of $2.4 million was available for borrowing by us, subject to reduction for $2.0 million of outstanding bank guarantees.

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Successor Entity	Successor Entity	Combined	Successor Entity	Predecessor Entity
	Fiscal Year	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	February 2,	May 28,
	2010	2009	2008	2008	2007

Operating activities	$75,476	$1,373	$6,795	$(35,851)	$42,646
Investing activities	(21,259)	(60,756)	(3,140,441)	(3,112,372)	(28,069)
Financing activities	(60,591)	179,500	2,874,807	2,880,810	(6,003)
Our working capital at the end of Fiscal 2009 was $188.6 million compared to $171.7 million at the end of Fiscal 2008, an increase of $17.0 million. The increase in working capital mainly reflects the decrease in trade accounts payable of $7.6 million and the decrease in accrued expenses and other current liabilities of $11.5 million.
Cash flows from operating activities
In Fiscal 2009, cash provided by operating activities increased $74.1 million compared to Fiscal 2008. The primary reasons for the increase were lower cash interest payments of $41.8 million, lower cash tax payments of $11.1 million, and an increase in operating income before impairment of assets and depreciation and amortization expense of $53.8 million, partially offset by an increase in working capital, excluding cash and cash equivalents, of $22.8 million, an increase in other assets of $4.6 million and a decrease in deferred rent expense of $5.8 million.
In Fiscal 2008, cash provided by operating activities decreased $5.4 million compared to Fiscal 2007. The primarily reasons for the decrease were an increase of $45.0 million of interest paid on the debt related to the Acquisition for a full twelve month period compared to only eight months during Fiscal 2007, and a reduction of $35.4 million of operating income before impairment of assets and depreciation and amortization expense, offset by $75.0 million of working capital and other balance sheet changes.
Cash flows from investing activities
In Fiscal 2009, cash used in investing activities decreased $39.5 million compared to Fiscal 2008. The primary reason for the decrease was lower capital expenditures due to fewer store openings. We reduced capital expenditures during 2009 to maximize cash flow in response to the distress in the financial markets which has resulted in declines in consumer confidence and spending.
In Fiscal 2008, cash used in investing activities decreased $3.1 billion compared to Fiscal 2007. The majority of the cash used in investing activities in Fiscal 2007 was directly attributable to the cash and cash equivalents used to fund the Acquisition. We funded these investing activities primarily from the financing activities discussed below.
Capital expenditures were $25.0 million, $59.4 million and $86.5 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, primarily to remodel existing stores, open new stores and to improve technology systems. In Fiscal 2010, we currently expect to fund a total of between $45.0 million and $50.0 million of capital expenditures to remodel existing stores, open new stores and to improve technology systems.
Cash flows from financing activities
During Fiscal 2009, we paid $46.1 million to retire $30.5 million of Senior Toggle Notes and $52.8 million of Senior Subordinated Notes. During Fiscal 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility. In both of these periods, we paid $14.5 million for the scheduled principal payments on our Credit Facility.

In Fiscal 2007, we raised $1.45 billion from our Credit Facility and $935.0 million from our note offerings, an aggregate of $2.4 billion from debt. As part of the Transactions, our Sponsors contributed $595.7 million in capital. Therefore, the capital raised to fund the Acquisition was $2.98 billion. We paid $77.4 million of debt issuance costs from these proceeds and used the remainder from existing cash and cash equivalents to fund the Acquisition. We paid $7.9 million upon the acquisition of the Company to holders of the predecessor entity stock options. We also paid in Fiscal 2007 the first two quarterly installments of principal payments on our Credit Facility aggregating $7.3 million.
On May 14, 2008, we elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 2, 2008 through December 1, 2008. On December 1, 2008, we increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 2, 2008 through December 1, 2008. We continued the election to pay interest in kind for the interest period from December 2, 2008 through June 1, 2009 and for the interest period from June 2, 2009 through December 1, 2009. We increased the principal amount on the outstanding Senior Toggle Notes by $19.1 million and $19.8 million on June 1, 2009 and December 1, 2009, respectively. Payment in kind interest accrued for the period from December 2, 2009 through January 30, 2010 of approximately $6.5 million is included in “Long-term debt” in the accompanying Consolidated Balance Sheet as of January 30, 2010. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest payments through June 1, 2011.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness.
Cash position
As of January 30, 2010, we had cash and cash equivalents of $198.7 million and substantially all of the cash equivalents consisted of U.S. Treasury Securities.
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements for at least the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors”.
Current market conditions
The current distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, and has had a negative impact on credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with our CSI and PET projects, scaled back planned capital expenditures for Fiscal 2010 and are proceeding cautiously to support increased sales. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows or cause a tightening of trade credit that may negatively affect our liquidity.
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
Valuation of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment. During Fiscal 2009, an impairment charge of approximately $3.1 million was recorded related to our central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois. During Fiscal 2008, an impairment charge of approximately $2.5 million was recorded related to store asset impairment. During Fiscal 2007, an impairment charge of approximately $3.5 million was recorded relating to computer software impairment.
Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 requires a two-step process for determining goodwill impairment. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. We have two reporting units as defined under ASC Topic 350. These reporting units are our North American segment and our European segment.
Fair value is determined using appropriate valuation techniques. All valuation methodologies applied in a valuation of any form of property can be broadly classified into one of three approaches: the asset approach, the market approach and the income approach. We rely on the income approach using discounted cash flows and market approach using comparable public company entities in deriving the fair values of our reporting units. The asset approach is not used as our reporting units have significant intangible assets, the value of which is dependent on cash flow.
The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis under the income approach using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Our determination of the fair value of each reporting unit incorporates multiple assumptions and contains inherent uncertainties, including significant estimates relating to future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Decreases in revenue growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease, which could require us to modify future models and cash flow estimates, and could result in an impairment triggering event in the future.
We have weighted the valuation of our reporting units at three-fourths using the income approach and one-fourth using the market based approach. We believe that this weighting is appropriate since it is difficult to find other comparable publicly traded companies that are similar to our reporting units’ heavy penetration of jewelry and accessories sales and margin structure. It is our view that the future discounted cash flows are more reflective of the value of the reporting units.
The projected cash flows used in the income approach cover the periods consisting of the fourth quarter fiscal 2009 and the fiscal years 2010 through 2014. Beyond fiscal year 2014, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of the Company’s past performance post-recession.
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
The calculation of fair value is significantly impacted by the reporting unit’s projected cash flows and the discount interest rates used. Accordingly, any sustained volatility in the economic environment could impact these assumptions and make it reasonably possible that another impairment charge could be recorded some time in the future. However, since the terminal value is a significant portion of each reporting unit’s fair value, the impact of any such near-term volatility on our fair value would be lessened.
Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2009. We recognized a non-cash impairment charge of $297.0 million in Fiscal 2008. We also performed this analysis during Fiscal 2007 and recorded no impairment charge. The excess of fair value over carrying value for each of our reporting units as of November 1, 2009, the annual testing date for Fiscal 2009, ranged from approximately $291.0 million to approximately $481.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $91.0 million to approximately $361.0 million for each of our reporting units.

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
We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. As a result of our impairment analysis related to intangible assets, we did not recognize any impairment charge during Fiscal 2009. We recognized a non-cash impairment charge of $199.0 million in Fiscal 2008. We also performed this analysis during Fiscal 2007 and recorded no impairment charge.
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
During Fiscal 2009, we reported an increase of $18.3 million in valuation allowance against our U.S. deferred tax assets, and an increase of $2.1 million in valuation allowance against our foreign deferred tax assets. The foreign increase primarily relates to foreign jurisdictions that have a history of losses. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.
In the fourth quarter of Fiscal 2008, we recorded a charge of $95.8 million, respectively, to establish a valuation allowance against our deferred tax assets in the U.S. We concluded that such a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as the cumulative losses in recent fiscal years in our U.S. operations. While our long-term financial outlook in the U.S. remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from our recent U.S. cumulative losses.

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
On January 29, 2006, we adopted ASC Topic 718, Compensation — Stock Compensation, using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period. See Note 8 in the Notes to Consolidated Financial Statements for additional information.
Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Compensation expense for time-vested stock awards granted in Fiscal 2009, Fiscal 2008 and Fiscal 2007 was recorded over the requisite service period using the graded-vesting method.
The fair value of time and the buy one, get one (“BOGO”) options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were determined using the Black-Scholes option-pricing model. The fair value of performance based stock options issued during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.
Other stock awards, such as long-term incentive plan awards, which qualified as equity plans under ASC Topic 718, were accounted for based on fair value at date of grant. The compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
Other long-term incentive plans accounted for as liabilities under ASC Topic 718 were recorded at fair value at each reporting date until settlement. The compensation expense is based on the number of performance units expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.

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
Derivatives and Hedging
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, the Company reports all derivative financial instruments on its Consolidated Balance Sheet at fair value. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.
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
The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in “Accumulated other comprehensive income (loss), net of tax” on the Consolidated Balance Sheets, to the extent that hedges are effective. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.
The Company may at its discretion terminate or change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) at that time.
Contractual Obligations and Off Balance Sheet Arrangements
We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon.

The following table sets forth our contractual obligations requiring the use of cash as of January 30, 2010:

	Payments Due by Period
Contractual Obligations			2-3	4-5		More than 5
(in millions)	Total	1 year	years	years		years

Operating leases for stores, distribution centers and offices	$1,047.3	$190.1	$327.9	$248.5		$280.8
Operating leases for equipment	1.9	0.9	0.7	0.3		—
Long-term debt obligations	2,576.7	14.5	29.0	1,564.3	(1)	968.9
Letters of credit	6.0	6.0	—	—		—
Interest (2)	729.0	110.7	265.0	246.6		106.7

Total	$4,360.9	$322.2	$622.6	$2,059.7		$1,356.4

(1)	Includes $1,370.3 million under our senior secured term loan facility and $194.0 million under our senior secured revolving credit facility.

(2)	Represents interest expected to be paid on our debt and does not assume any debt repurchases or prepayments, other than scheduled amortization of our Credit Facility. Projected interest on variable rate debt is based on the 90 day LIBOR rate in effect on January 30, 2010, plus the applicable LIBOR margin of 2.75%, and the impact through June 2010 of interest rate swaps discussed in Note 9 to the Consolidated Financial Statements.
We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act.
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2009 were 22%, 23%, 24% and 31%, respectively. See Note 13 of our Consolidated Financial Statements for our quarterly results of operations.
Impact of Inflation
Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.
Recent Accounting Pronouncements
In the third quarter of fiscal 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental U.S. generally accepted accounting principles, other than the guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have any substantive impact on our Consolidated Financial Statements or related footnotes.
In December 2006, the FASB issued guidance that established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of this guidance were effective for us on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for us as of February 1, 2009. The adoption of this guidance on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on our financial position, results of operations or cash flows. See Note 2 in the Notes to Consolidated Financial Statements for further discussion and disclosure.

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
In October 2008, the EITF issued guidance that addressed the potential effect of ASC Topic 805, Business Combinations, and ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, on equity-method accounting under ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance will not require us to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, we would be required to recognize our proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. We would also be required to perform an overall other than temporary impairment test of our investment in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The adoption of this guidance on February 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued guidance regarding subsequent events that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of this guidance for the interim period ended August 1, 2009. See Note 2 in the Notes to Consolidated Financial Statements for further discussion and disclosure. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. The adoption of this guidance on November 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We do not expect the adoption of ASU 2010-06 to have a material impact on our financial position, results of operations or cash flow.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on this date. This guidance did not have a material impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of January 30, 2010, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated transactions and our investment in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At January 30, 2010, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $15.5 million, $(27.1) million, $17.2 million and $8.4 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
We purchased approximately 65% of our merchandise from China in Fiscal 2009. In July 2005, China revalued its currency 2.1%, changing the fixed exchange rate from 8.28 to 8.11 Chinese yuan to the U.S. Dollar. Since July 2005, the Chinese yuan increased by 18.8% as compared to the U.S. Dollar, based on continued pressure from the international community. The currency exchange rate from Chinese yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese yuan strengthening against the U.S. dollar. An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a significant effect on our results of operations.
The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into U.S. dollars if exchange rates fluctuate significantly from one period to the next. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods.

Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At January 30, 2010, the Swaps cover an aggregate notional amount of $435.0 million of the $1.41 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At January 30, 2010 and January 31, 2009, the estimated fair value of the Swaps were liabilities of approximately $8.8 million and $19.7 million, respectively, and were recorded, net of tax, as a component in “Accumulated other comprehensive income (loss), net of tax.”
At January 30, 2010, we had fixed rate debt of $914.1 million and variable rate debt of $1.61 billion. Based on our variable rate debt balance (less $435 million of interest rate swaps) as of January 30, 2010, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.7 million, net.
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

Item 8. Financial Statements and Supplementary Data

Page No.

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009	50

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	51

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	52

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	53

Notes to Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 30, 2010 (Successor Entity) and January 31, 2009 (Successor Entity), and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal years ended January 30, 2010 (Successor Entity) and January 31, 2009 (Successor Entity), the period May 29, 2007 to February 2, 2008 (Successor Entity), and the period February 4, 2007 to May 28, 2007 (Predecessor Entity). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 30, 2010 (Successor Entity) and January 31, 2009 (Successor Entity), and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal years ended January 30, 2010 (Successor Entity) and January 31, 2009 (Successor Entity), the period May 29, 2007 to February 2, 2008 (Successor Entity), and the period February 4, 2007 to May 28, 2007 (Predecessor Entity) in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
April 13, 2010
Miami, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$198,708	$204,574
Inventories	110,338	103,691
Prepaid expenses	32,873	31,837
Other current assets	28,236	27,079

Total current assets	370,155	367,181

Property and equipment:
Land and building	19,318	22,288
Furniture, fixtures and equipment	162,602	143,702
Leasehold improvements	228,503	214,007

	410,423	379,997
Less accumulated depreciation and amortization	(182,439)	(113,926)

	227,984	266,071

Intangible assets, net of accumulated amortization of $32,532 and $19,371, respectively	580,027	587,125
Deferred financing costs, net of accumulated amortization of $29,949 and $17,646, respectively	47,641	59,944
Other assets	58,242	56,428
Goodwill	1,550,056	1,544,346

	2,235,966	2,247,843

Total assets	$2,834,105	$2,881,095

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$45,660	$53,237
Current portion of long-term debt	14,500	14,500
Income taxes payable	10,272	6,477
Accrued interest payable	14,644	13,316
Accrued expenses and other current liabilities	96,436	107,974

Total current liabilities	181,512	195,504

Long-term debt	2,313,378	2,373,272
Revolving credit facility	194,000	194,000
Deferred tax liability	122,145	112,829
Deferred rent expense	22,082	18,462
Unfavorable lease obligations and other long-term liabilities	35,630	42,871

	2,687,235	2,741,434

Commitments and contingencies

Stockholders’ deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	616,086	609,427
Accumulated other comprehensive income (loss), net of tax	2,625	(22,319)
Retained deficit	(653,353)	(642,951)

	(34,642)	(55,843)

Total liabilities and stockholder’s deficit	$2,834,105	$2,881,095

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	May 28,
	2010	2009	2008	2007
Net sales	$1,342,389	$1,412,960	$1,085,932	$424,899
Cost of sales, occupancy and buying expenses	659,796	720,351	521,384	206,438

Gross profit	682,593	692,609	564,548	218,461

Other expenses (income):
Selling, general and administrative	469,179	518,233	354,875	154,409
Depreciation and amortization	71,471	85,093	61,451	19,652
Impairment of assets	3,142	523,990	3,478	73
Severance and transaction-related costs	921	15,928	7,319	72,672
Other income, net	(4,234)	(4,499)	(3,088)	(1,476)

	540,479	1,138,745	424,035	245,330

Operating income (loss)	142,114	(446,136)	140,513	(26,869)
Gain on early debt extinguishment	36,412	—	—	—
Interest expense (income), net	177,418	195,947	147,892	(4,876)

Income (loss) before income tax expense (benefit)	1,108	(642,083)	(7,379)	(21,993)
Income tax expense (benefit)	11,510	1,509	(8,020)	21,779

Net income (loss)	$(10,402)	$(643,592)	$641	$(43,772)

Net income (loss)	$(10,402)	$(643,592)	$641	$(43,772)
Foreign currency translation and interest rate swap adjustments, net of tax	24,944	(25,677)	3,358	8,440

Comprehensive income (loss)	$14,542	$(669,269)	$3,999	$(35,332)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

						Accumulated
	Number of		Number of			other
	shares of	Class A	shares of		Additional	comprehensive	Retained
	Class A	common	common	Common	paid-in	income (loss),	earnings
	common stock	stock	stock	stock	capital	net	(deficit)	Total
Predecessor Entity
Balance: February 3, 2007	4,869	243	88,203	4,410	75,486	33,956	733,567	847,662
Net loss for period from Feb. 4, 2007 to May 28, 2007	—	—	—	—	—	—	(43,772)	(43,772)
Cash dividends ($0.18 per common share and $0.09 per Class A common share)	—	—	—	—	—	—	(16,317)	(16,317)
Stock options exercised, including tax benefit	—	—	—	—	177	—	—	177
Restricted stock	—	—	—	—	1,851	—	—	1,851
Option conversion payment	—	—	—	—	(7,924)	—	—	(7,924)
Tax benefit options	—	—	—	—	2,885	—	—	2,885
Long-term incentive plan, net of amount reclassified as liabilities upon acquisition	—	—	—	2	(933)	—	—	(931)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	8,440	—	8,440

Balance: May 28, 2007 (prior to acquisition)	4,869	243	88,203	4,412	71,542	42,396	673,478	792,071

Successor Entity
Acquisition transaction	(4,869)	(243)	(88,103)	(4,412)	524,133	(42,396)	(673,478)	(196,396)

Capital contribution	—	—	100	—	595,675	—	—	595,675
Net income for period May 29, 2007 to February 2, 2008	—	—	—	—	—	—	641	641
Stock option expense	—	—	—	—	5,092	—	—	5,092
Restricted stock, net of unearned compensation	—	—	—	—	434	—	—	434
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	3,358	—	3,358

Balance: February 2, 2008	—	—	100	—	601,201	3,358	641	605,200
Net loss	—	—	—	—	—	—	(643,592)	(643,592)
Stock option expense	—	—	—	—	7,783	—	—	7,783
Restricted stock, net of unearned compensation	—	—	—	—	443	—	—	443
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(25,677)	—	(25,677)

Balance: January 31, 2009	—	—	100	—	609,427	(22,319)	(642,951)	(55,843)
Net loss	—	—	—	—	—	—	(10,402)	(10,402)
Stock option expense	—	—	—	—	6,518	—	—	6,518
Restricted stock, net of unearned compensation	—	—	—	—	141	—	—	141
Foreign currency translation adjustment and unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	24,944	—	24,944

Balance: January 30, 2010	—	—	100	—	$616,086	$2,625	$(653,353)	$(34,642)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4. 2007
	Ended	Ended	Through	Through
	January 30, 2010	January 31, 2009	Feb. 2, 2008	May 28, 2007
Cash flows from operating activities:
Net income (loss)	$(10,402)	$(643,592)	$641	$(43,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71,471	85,093	61,451	19,652
Impairment of assets	3,142	523,990	3,478	73
Amortization of lease rights and other assets	2,199	2,059	1,313	622
Amortization of debt issuance costs	10,398	10,567	7,079	—
Payment in kind interest expense	39,013	24,522	—	—
Net accretion of favorable (unfavorable) lease obligations	(2,151)	(1,856)	—	—
(Gain) loss on sale/retirement of property and equipment, net	(1,389)	(183)	592	1,201
Gain on early debt extinguishment	(36,412)	—	—	—
Gain on sale of intangible assets/lease rights	(506)	(1,372)	—	—
Excess tax benefit from stock compensation	—	—	—	(2,885)
Stock compensation expense	6,659	8,226	5,526	8,946
(Increase) decrease in:
Inventories	(4,081)	6,482	16,838	(10,932)
Prepaid expenses	1,797	(1,087)	(6,551)	6,389
Other assets	(5,519)	(9,085)	(31,144)	(2,941)
Increase (decrease) in:
Trade accounts payable	(9,247)	7,372	(32,987)	31,202
Income taxes payable	5,510	(10,710)	4,076	(11,732)
Accrued interest payable	1,328	(6,219)	19,531	—
Accrued expenses and other liabilities	(3,626)	3,032	(73,060)	39,727
Deferred income taxes	4,114	(4,809)	(18,508)	6,723
Deferred rent expense	3,178	8,943	5,874	373

Net cash provided by (used in) operating activities	75,476	1,373	(35,851)	42,646

Cash flows from investing activities:
Acquisition of property and equipment, net	(24,952)	(59,405)	(58,484)	(27,988)
Acquisition of Predecessor Entity, net of cash acquired	—	—	(3,053,334)	—
Proceeds from sale of property and equipment	1,830	104	—	—
Acquisition of intangible assets/lease rights	(546)	(1,971)	(554)	(81)
Proceeds from sale of intangible assets/lease rights	2,409	516	—	—

Net cash used in investing activities	(21,259)	(60,756)	(3,112,372)	(28,069)

Cash flows from financing activities:
Credit facility proceeds	—	194,000	1,450,000	—
Credit facility payments	(14,500)	(14,500)	(7,250)	—
Note purchases	(46,091)	—	—	—
Note offerings proceeds	—	—	935,000	—
Capital contribution	—	—	595,675	—
Exercised stock option proceeds	—	—	—	177
Excess tax benefit from stock compensation	—	—	—	2,885
Option conversion payment	—	—	(7,924)	—
Financing fees paid	—	—	(77,439)	—
Dividends paid	—	—	(7,252)	(9,065)

Net cash (used in) provided by financing activities:	(60,591)	179,500	2,880,810	(6,003)

Effect of foreign currency exchange rate changes on cash and cash equivalents	508	(1,517)	2,911	1,025

Net increase (decrease) in cash and cash equivalents	(5,866)	118,600	(264,502)	9,599
Cash and cash equivalents at beginning of period	204,574	85,974	350,476	340,877

Cash and cash equivalents at end of period	$198,708	$204,574	$85,974	$350,476

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4. 2007
	Ended	Ended	Through	Through
	January 30, 2010	January 31, 2009	Feb. 2, 2008	May 28, 2007
Supplemental disclosure of cash flow information:
Income taxes paid	$3,159	$14,227	$10,464	$22,820
Interest paid	126,733	168,567	123,620	86
See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.
Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers, and young adults. The Company operates owned stores throughout the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands and Belgium. The Company also operates stores in Japan through a 50:50 joint venture.
Acquisition of Claire’s Stores, Inc. — In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc.
The purchase of the Company and the related fees and expenses were financed through the issuance of the Notes, borrowings under the Credit Facility, an equity investment by the Sponsors, and cash on hand at the Company.
Accordingly, the closing of the Merger occurred simultaneously with:
•	the closing of the Company’s offering for the senior notes (“Notes”) in the aggregate principal amount of $935.0 million;

•	the closing of the Company’s senior secured term loan facility and revolving Credit Facility (collectively the “Credit Facility”) of $1.65 billion; and

•	the equity investment by the Sponsors, collectively, of approximately $595.7 million.
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
In connection with the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The Consolidated Financial Statements presented for the period from February 4, 2007 through May 28, 2007, are shown under the Predecessor Entity caption. The Consolidated Financial Statements for the Successor Entity as of January 30, 2010, January 31, 2009 and February 2, 2008, the fiscal years ended January 30, 2010 and January 31, 2009 and for the period from May 29, 2007 to February 2, 2008 show the financial condition and results of operations of the Successor Entity.
As a result of the allocation of purchase price to assets and liabilities based on estimated fair market values at date of acquisition, the Company recognized approximately $809.1 million of intangible assets.

The value of these assets was determined by the Company based on appraisals. The intangible assets and their estimated fair values recognized as of the acquisition date consisted of:
•	Tradenames — $646.1 million.

•	Lease rights — $73.6 million (including residual value of approximately $62 million).

•	Franchise agreements — $53.0 million.

•	Favorable lease obligations — $31.9 million.

•	Covenants not to compete — $4.5 million.
The unaudited pro forma results of operations provided below for the fiscal year ended February 2, 2008 are presented as though the Transactions had occurred at the beginning of the period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes and other acquisition-related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

Fiscal Year Ended
February 2, 2008
(in thousands)
(unaudited)

Net sales	$1,510,831
Depreciation and amortization	92,177
Transaction-related costs	7,319
Operating income	175,682
Interest expense, net	218,133
Income (loss) before income taxes	(42,451)
Net income (loss)	(18,054)
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
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. The Fiscal year ended January 30, 2010 (“Fiscal 2009”) and January 31, 2009 (“Fiscal 2008”), consisted of 52 weeks. The Fiscal year ended February 2, 2008 (“Fiscal 2007”) consisted of 52 weeks and is presented separately for the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”) and for the period from May 29, 2007 through February 2, 2008 (“Successor Entity”).
Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 30, 2010, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Approximately $0.2 million, $1.5 million, $2.4 million and $5.0 million of interest income for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively, is included in “Interest expense (income), net.”
Inventories — Merchandise inventories are stated at the lower of cost or market. As of January 30, 2010, cost is determined by the first-in, first-out basis using the retail method in North America and average cost method, at an individual item level for Europe. Merchandise inventory value is reduced if the selling price is marked below cost.
Prepaid Expenses — Prepaid expenses as of January 30, 2010 and January 31, 2009 included the following components (in thousands):

	January 30,	January 31,
	2010	2009
Prepaid rent and occupancy	$30,444	$28,183
Prepaid insurance	193	1,585
Other	2,236	2,069

Total prepaid expenses	$32,873	$31,837

Other Current Assets — Other current assets as of January 30, 2010 and January 31, 2009 included the following components (in thousands):

	January 30,	January 31,
	2010	2009
Credit card receivables	$4,617	$4,784
Franchise receivables	6,457	2,767
Store supplies	6,794	6,533
Deferred tax assets, net of valuation allowance	2,839	3,815
Income taxes receivable	2,556	3,788
Other	4,973	5,392

Total other current assets	$28,236	$27,079

Property and Equipment — Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the buildings and the furniture, fixtures, and equipment, which range from three to twenty-five years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

On February 19, 2010, the Company sold its North American distribution center/office building (the “Property”) to a third party. Net proceeds from the sale were $17.4 million.
Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at the option of the Company and (2) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease.
Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the net book value of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or asset group. The fair value is estimated based on discounted future cash flows expected to result from the use and eventual disposition of the asset or asset group using a rate that reflects the operating segment’s average cost of capital. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. See Note 3 for details of impairment charges.
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
The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 3 for details of impairment charges.
Other Assets — Other assets as of January 30, 2010 and January 31, 2009 included the following components (in thousands):

	January 30,	January 31,
	2010	2009
Investment in Claire’s Nippon joint venture	$17,758	$18,907
Initial direct costs of leases	16,905	16,047
Prepaid lease payments	7,098	11,034
Deferred tax assets, non-current	2,362	2,117
Other	14,119	8,323

Total other assets	$58,242	$56,428

The initial direct costs and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years. The Company accounts for the results of operations of its 50:50 joint venture investment in Claire’s Nippon under the equity method.
Included in “Other income, net” is the Company’s share of Claire’s Nippon’s net income (loss) approximating $(1.0) million, $0.3 million, $0.8 million and $0.6 million for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.

Intangible Assets — Intangible assets include tradenames, franchise agreements, lease rights, non-compete agreements and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its European subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 3 for details of impairment charges.
Deferred Financing Costs — Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense (income), net” were $10.4 million, $10.6 million, $7.1 million and $0 for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Accrued Expenses and Other Current Liabilities — Accrued expenses and other current liabilities as of January 30, 2010 and January 31, 2009 included the following components (in thousands):

	January 30,	January 31,
	2010	2009
Compensation and benefits	$40,517	$40,964
Interest rate swaps	8,752	19,734
Sales and local taxes	8,036	9,639
Gift cards and certificates	20,989	19,772
Store rent	3,759	4,678
Other	14,383	13,187

Total accrued expenses and other current liabilities	$96,436	$107,974

Revenue Recognition — The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in “Accrued expenses and other current liabilities.” The Company excludes sales taxes collected from customers from “Net sales” in its Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company accounts, within its North American division, for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges, within its European division, under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in “Accrued expenses and other current liabilities.” Revenue from gift card and gift certificate sales is recognized at the time of redemption.
Cost of Sales — Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the

Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $8.5 million, $13.7 million, $9.6 million and $4.3 million, for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Advertising Expenses — The Company expenses advertising costs as incurred and include in-store marketing, mall association dues and digital interactive media. Advertising expenses were $11.3 million, $12.5 million, $6.9 million and $3.6 million for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Leasing — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. The Company takes these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 6 below. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense.
Income Taxes — The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.
The Company is subject to tax audits in numerous jurisdictions, including the United States, individual states and localities, and internationally. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. This guidance requires that the Company determine whether a tax position is more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained. Additionally, the FASB provided guidance on de-recognition, classification, accounting and disclosure requirements. The Company adopted this guidance on February 4, 2007. The adoption of this guidance did not result in an adjustment to the Company’s unrecognized tax benefits. See Note 11 for further information.
Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s

Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.
Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of interest rate swaps. Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. A summary of the components of other comprehensive income (loss) for Fiscal 2009, Fiscal 2008, the period of May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 is as follows (in thousands, net of tax):

	Foreign Currency	Derivative
	Translation	Instruments	Total
Predecessor Entity

Balance as of February 3, 2007	$33,956	$—	$33,956
Foreign currency translation adjustment	8,440	—	8,440

Balance as of May 28, 2007	42,396	—	42,396
Acquisition transaction	(42,396)	—	(42,396)

Successor Entity

Foreign currency translation adjustment	17,191	—	17,191
Unrealized loss on interest rate swaps	—	(13,833)	(13,833)

Balance as of February 2, 2008	17,191	(13,833)	3,358
Foreign currency translation adjustment	(27,052)	—	(27,052)
Unrealized gain on interest rate swaps	—	1,375	1,375

Balance as of January 31, 2009	(9,861)	(12,458)	(22,319)
Foreign currency translation adjustment	15,507	—	15,507
Unrealized gain on interest rate swaps	—	9,437	9,437

Balance as of January 30, 2010	$5,646	$(3,021)	$2,625

Fair Value Measurements — Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, debt, the revolving credit facility and interest rate swaps. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.
The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The fair value (estimated market value) of the debt is based primarily on quoted prices for similar instruments.
The Company uses three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At January 30, 2010, the Swaps cover an aggregate notional amount of $435.0 million of the $1,414 million outstanding principal balance of the senior secured term loan facility. The fixed rates of the Swaps range from 4.96% to 5.25% and the Swaps expire on June 30, 2010. The Swaps have been designated and accounted for as cash flow hedges. For these Swaps, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. No ineffective portion was recorded to earnings during Fiscal 2009, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts (see Note 9). The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company includes credit valuation adjustment risk in the calculation of fair value. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes. See Note 9 for further information.
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,521,878)	$(1,952,832)	$—	$—
Interest rate swaps	$(8,752)	$—	$(8,752)	$—

		Fair Value Measurements at January 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,581,772)	$(734,000)	$—	$—
Interest rate swaps	$(19,734)	$—	$(19,734)	$—
On February 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill, intangible assets, long-lived assets and other assets measured at fair value for impairment assessment. The following table summarizes the Company’s assets (liabilities) measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs	Impairment
	Carrying Value	(Level 1)	(Level 2)	(Level 3) (1)	Charges
Long-lived assets	$17,000	$—	$—	$17,000	$3,142

(1)	See Note 3 for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10, long-lived assets held and used with a carrying amount of $20.1 million were written down to their fair value of $17.0 million, resulting in an impairment charge of $3.1 million, which was included in “Impairment of assets” on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Derivative Financial Instruments — The Company recognizes the fair value of derivative financial instruments on the Consolidated Balance Sheets. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.
Stock-Based Compensation — The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.
Predecessor Entity
Under ASC Topic 718, Compensation — Stock Compensation, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense was recorded over the requisite service period.
Other stock awards, such as long-term incentive plan awards, which qualified as equity plans under ASC Topic 718, were accounted for based on fair value at date of grant. The compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
Other long-term incentive plans accounted for as liabilities under ASC Topic 718 were recorded at fair value at each reporting date until settlement. The compensation expense was based on the number of performance units expected to be issued when it became probable that performance targets required to receive the award will be achieved. The expense was recorded over the requisite service period.
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
Subsequent Events Evaluation — The Company has reviewed and evaluated material subsequent events from the balance sheet date of January 30, 2010 through the financial statement issue date.
Recent Accounting Pronouncements
In the third quarter of Fiscal 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental U.S. generally accepted accounting principles, other than the guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not have any substantive impact on the Company’s Consolidated Financial Statements or related footnotes.

In December 2006, the FASB issued guidance that established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. Certain provisions of this guidance were effective for the Company on February 3, 2008, while the effective date of other provisions relating to nonfinancial assets and liabilities were effective for the Company as of February 1, 2009. The Company’s adoption of this guidance on February 1, 2009 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on its financial position, results of operations or cash flows. See “Fair Value Measurements” above.
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
In October 2008, the EITF issued guidance that addressed the potential effect of ASC Topic 805, Business Combinations, and ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, on equity-method accounting under ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance will not require the Company to perform a separate impairment test on the underlying assets of our investment in Claire’s Nippon. However, the Company would be required to recognize its proportionate share of impairment charges recognized by our joint venture with AEON Co. Ltd. It would also be required to perform an overall other than temporary impairment test of its investment in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures. This guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is to be applied on a prospective basis. The Company adopted this guidance on February 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In May 2009, the FASB issued guidance regarding subsequent events that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of this guidance for the interim period ended August 1, 2009. See “Subsequent Events Evaluation” above. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. The Company adopted this guidance on November 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. The Company adopted this guidance on this date, which did not have a material impact on its financial position, results of operations or cash flows.
Reclassifications — The Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current year presentation.
3. IMPAIRMENT OF ASSETS
The Company recorded non-cash impairment charges for the fiscal years ended January 30, 2010, January 31, 2009, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 as follows (in thousands):

				Predecessor
	Successor Entity			Entity
			Period From	Period From
	Fiscal Year	Fiscal Year	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	May 28,
	2010	2009	2008	2007
Goodwill	$—	$297,000	$—	$—
Tradenames	—	199,000	—	—
Investment in Claire’s Nippon (Note 2)	—	25,500	—	—
Long-lived assets	3,142	2,490	3,478	73

Total impairment charges	$3,142	$523,990	$3,478	$73

Our principal indefinite-lived intangible assets include tradenames and lease rights which are not subject to amortization. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company performs annual impairment tests during the fourth quarter of its fiscal year.
Our principal definite-lived intangible assets include franchise agreements and lease rights which are subject to amortization and leases that existed at date of acquisition with terms that were favorable to market at that date. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable.

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2009 and Fiscal 2008 had a significant impact on the retail industry. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2009 and Fiscal 2008, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350 that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North American segment and its European segment.
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
Based on this testing, no impairment charge was recognized during Fiscal 2009. In Fiscal 2008 management determined that the fair value of both reporting units determined under step 1, as described above, was less than the carrying value of its reporting units. Accordingly, management performed a step 2 analysis to determine the extent of the goodwill impairment and concluded that the carrying value of the goodwill of the North America reporting unit was impaired by $180.0 million and that the carrying value of the goodwill of the Europe reporting unit was impaired by $117.0 million. This resulted in combined non-cash impairment charges of $297.0 million in Fiscal 2008. There was no such goodwill impairment charge for the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007.

The changes in the carrying amount of goodwill during Fiscal 2009, Fiscal 2008 and the period from May 29, 2007 through February 2, 2008 by reporting unit are as follows (in thousands):

	North America	Europe	Total

Goodwill acquired through the Acquisition	$1,401,959	$438,908	$1,840,867

Balance as of February 2, 2008:
Goodwill	$1,401,959	$438,908	$1,840,867
Accumulated impairment losses	—	—	—

	$1,401,959	$438,908	$1,840,867

Goodwill adjustments within one year	$7,982	$(7,503)	$479
Impairment of goodwill	(180,000)	(117,000)	(297,000)

Balance as of January 31, 2009:
Goodwill	$1,409,941	$431,405	$1,841,346
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,229,941	$314,405	$1,544,346

Reclassification adjustment (1)	5,710	—	5,710
Balance as of January 30, 2010:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

(1)	Reclassification of valuation allowance on deferred tax assets.
The Company also performed similar impairment testing on its intangible assets during the fourth quarter of Fiscal 2009 and Fiscal 2008. As a result of this impairment testing, no impairment charge was recognized in Fiscal 2009. In Fiscal 2008, the Company determined that the tradenames intangible assets in its North America reporting unit was impaired $134.0 million and that the tradenames intangible assets in its Europe reporting unit was impaired $65.0 million. This resulted in combined non-cash impairment charges related to intangible assets of $199.0 million in Fiscal 2008. There was no such intangible asset impairment charge for the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007.
The Company accounts for long-lived tangible assets under ASC Topic 360, Property, Plant, and Equipment. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected undiscounted future operating cash flows or management’s determination that the long-lived asset has limited future use. If the expected undiscounted future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is measured based on a projected discounted cash flow model using a discount rate that is commensurate with the risk inherent in the business. During Fiscal 2009, Fiscal 2008, the period from May 29, 2007 to February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the Company recognized non-cash impairment charges related to long-lived assets of $3.1 million, $2.5 million, $3.5 million and $0.1 million, respectively.
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

The carrying amount and accumulated amortization of identifiable intangible assets at January 30, 2010 and January 31, 2009 were (in thousands):

		January 30, 2010		January 31, 2009
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 4.5 to 16.5	$77,074	$(4,145)	$71,307	$(2,245)
Franchise agreements	15	53,000	(9,291)	53,000	(5,758)
Favorable lease obligations	10	30,501	(14,493)	30,332	(7,580)
Non-compete agreements	2	4,500	(4,500)	4,500	(3,750)
Other	5	372	(103)	261	(38)

Total intangible assets subject to amortization		165,447	(32,532)	159,400	(19,371)
Indefinite-lived tradenames		447,112	—	447,096	—

Total intangible assets		$612,559	$(32,532)	$606,496	$(19,371)

(1)	Amounts include lease rights not subject to amortization of $63,393 and $57,525 for Fiscal 2009 and Fiscal 2008, respectively.
For Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, amortization expense of $13.6 million, $14.9 million, $4.8 million and $0.5 million, respectively, was recognized by the Company. The weighted average amortization period of amortizable intangible assets as of January 30, 2010 approximated 12.3 years. As discussed in Note 3, the Company recognized impairment charges related to intangible assets in Fiscal 2008 of $199.0 million. There were no such impairment charges related to intangible assets in Fiscal 2009 and the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000's)	Amortizable	Intangible Asset Acquisitions
Other:
Fiscal 2009	$111	5.0
Fiscal 2008	176	5.0
Lease rights:
Fiscal 2009	435	9.9
Fiscal 2008	1,794	8.7
Period from May 29, 2007 through February 2, 2008	554	9.2
Period from February 4, 2007 through May 28, 2007	81	9.0
The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2009 was 7.6 years.

The remaining net amortization as of January 30, 2010 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2010	$10,488
2011	9,145
2012	7,546
2013	6,648
2014	5,972
2015 and thereafter	29,723

Total	$69,522

5. DEBT
Debt as of January 30, 2010 and January 31, 2009 included the following components (in thousands):

	January 30, 2010	January 31, 2009
Senior secured term loan facility due 2014	$1,413,750	$1,428,250
Senior notes due 2015	250,000	250,000
Senior toggle notes due 2015	381,891	374,522
Senior subordinated notes due 2017	282,237	335,000

	2,327,878	2,387,772
Less: current portion of long-term debt	(14,500)	(14,500)

Long-term debt	$2,313,378	$2,373,272

Senior secured revolving credit facility due 2013	$194,000	$194,000

As of January 30, 2010, the Company’s total debt principal maturities are as follows (in thousands):

	Term	Revolving		Senior	Senior
	Loan	Credit	Senior	Toggle	Subordinated
Fiscal Year	Facility	Facility	Notes	Notes	Notes	Total
2010	$14,500	$—	$—	$—	$—	$14,500
2011	14,500	—	—	—	—	14,500
2012	14,500	—	—	—	—	14,500
2013	14,500	194,000	—	—	—	208,500
2014	1,355,750	—	—	—	—	1,355,750
Thereafter	—	—	250,000	381,891	282,237	914,128

Total maturities	$1,413,750	$194,000	$250,000	$381,891	$282,237	$2,521,878

The Company’s net interest expense (income) for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 included the following components (in thousands):

	Successor Entity			Predecessor Entity
			Period From	Period From
	Fiscal Year	Fiscal Year	May 29, 2007	February 4, 2007
	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	May 28,
	2010	2009	2008	2007
Term loan facility	$66,348	$88,216	$81,021	$—
Revolving credit facility	5,708	4,835	—	—
Senior notes	23,154	23,074	15,623	—
Senior toggle notes	39,021	35,671	22,753	—
Senior subordinated notes	32,913	35,090	23,757	—
Amortization of deferred debt issue costs	10,398	10,567	7,079	—
Other interest expense	82	(17)	83	86
Interest income	(206)	(1,489)	(2,424)	(4,962)

Net interest expense (income)	$177,418	$195,947	$147,892	$(4,876)

Accrued interest payable as of January 30, 2010 and January 31, 2009 consisted of the following components (in thousands):

	January 30, 2010	January 31, 2009
Term loan facility	$5,474	$2,899
Revolving credit facility	328	697
Senior notes	3,875	3,854
Senior subordinated notes	4,966	5,863
Other	1	3

Total accrued interest payable	$14,644	$13,316

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
The Company drew down the remaining $194.0 million available under the revolving credit facility (the “Revolver”) during Fiscal 2008. The Company may pay all or portions of the Revolver at its discretion until the expiration of the facility on May 29, 2013, when the principal amount outstanding of the loans under the Revolver, plus interest accrued and unpaid thereon, will become due and payable in full. The interest rate on the Revolver on January 30, 2010 was 2.5%. The Company is not required to repay any of the Revolver until the due date of May 29, 2013; therefore, the Revolver is classified as a long-term liability in the accompanying Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009.
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
Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility was 1.75% with respect to alternate base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”). In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. The Company must also pay customary letter of credit fees and agency fees. At January 30, 2010 and January 31, 2009, the weighted average interest rate for borrowings outstanding under the Credit Facility was 2.94% and 3.42%, respectively.
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
On May 14, 2008, the Company elected to pay interest in kind on its 9.625%/10.375% Senior Toggle Notes due 2015. The election was for the interest period from June 2, 2008 through December 1, 2008. On December 1, 2008, the Company increased the principal amount on the outstanding Senior Toggle Notes by $18.2 million in satisfaction of interest paid in kind for the interest period from June 2, 2008 through December 1, 2008. The Company continued the election to pay interest in kind for the interest period from December 2, 2008 through June 1, 2009 and for the interest period from June 2, 2009 through December 1, 2009. The Company increased the principal amount on the outstanding Senior Toggle Notes by $19.1 million and $19.8 million on June 1, 2009 and December 1, 2009, respectively. Payment in kind interest accrued for the period from December 2, 2009 through January 30, 2010 of approximately $6.5 million is included in “Long-term debt” in the Consolidated Balance Sheet as of January 30, 2010. It is the Company’s current intention to pay interest in kind on the Senior Toggle Notes for all interest payments through June 1, 2011.
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
The Senior Notes, Senior Toggle Notes and Senior Subordinated Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict the Company’s ability and the ability of its subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or distributions on capital stock, repurchase or retire capital stock and redeem, repurchase or defease any subordinated indebtedness;

•	make certain investments;

•	create or incur certain liens;

•	create restrictions on the payment of dividends or other distributions to the Company from its subsidiaries;

•	transfer or sell assets;

•	engage in certain transactions with its affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of its assets.
Certain of these covenants, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 30, 2010, the Company is in compliance with the covenants under its Notes.
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.4 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 30, 2010, the entire amount of $2.4 million was available for borrowing by the Company, subject to reduction for $2.0 million of outstanding bank guarantees.
Note Purchases
The following is a summary of the Company’s debt repurchase activity during Fiscal 2009 (in thousands):

	Principal	Purchase
Note Purchased	Amount	Price
Senior Subordinated Notes	$52,763	$26,347
Senior Toggle Notes	30,500	19,744

	$83,263	$46,091

6. COMMITMENTS AND CONTINGENCIES
Leasing — The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 is set forth below (in thousands):

	Successor Entity			Predecessor Entity
			Period From	Period From
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	January 30,	January 31,	February 2,	May 28,
	2010	2009	2008	2007
Minimum store rentals	$199,908	$205,807	$137,236	$60,751
Store rentals based on net sales	1,454	2,398	2,332	1,938
Other rental expense	13,181	16,745	7,929	4,078

Total rental expense	$214,543	$224,950	$147,497	$66,767

Minimum aggregate rental commitments as of January 30, 2010 under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2010	$191,070
2011	173,398
2012	155,199
2013	134,839
2014	113,972
Thereafter	280,724

Total	$1,049,202

Certain leases provide for payment of real estate taxes, insurance, and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. In addition, certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes, and the effect on costs from changes in price indexes.
ASC Topic 410, Asset Retirement and Environmental Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the European segment. The Company had retirement obligations of $3.2 million and $2.8 million as of January 30, 2010 and January 31, 2009, respectively.
Legal — The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding metal content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation to protect trademark rights.
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
Other — Approximately 65% of the merchandise purchased by the Company in Fiscal 2009 was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s operations.
In November 2003, the Company’s Board of Directors authorized a retirement compensation package for the Company’s founder and former Chairman of the Board. As of January 30, 2010, the Company’s estimated remaining liability relating to this package was approximately $0.6 million.
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

8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Predecessor
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
The Company adopted ASC Topic 718, Compensation — Stock Compensation, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards is recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes.
Prior to adopting ASC Topic 718, the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. ASC Topic 718 requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for stock-based compensation in excess of the deferred tax asset attributable to stock compensation costs.
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

Stock Options
A summary of the activity in the Company’s stock option plans for the period from February 4, 2007 through May 28, 2007 is as follows:

	Period from February 4, 2007
	through May 28, 2007
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options Outstanding at beginning of period	484,000	$16.31
Options granted	—	—
Options exercised	(10,000)	17.72
Options canceled	—	—
Options converted	(474,000)	16.28

Options Outstanding at end of period	—	$—

Options Exercisable at end of period	—	$—

Upon the sale of the Company, the outstanding stock options were converted into the right to receive the difference between $33.00 and the exercise price of the stock option. As a result, the Company paid approximately $7.9 million related to the conversion of stock options.
Time-Vested Stock Awards
During June 2006, the Company issued 18,400 shares of restricted common stock to non-management directors under the 2005 Plan. The weighted average grant date fair value was $24.38 per share. The stock, which had an aggregate fair value at date of grant of approximately $449,000, was subject to vesting provisions of one year based on continued service to the Company. There were no other grants of restricted stock during the Fiscal 2006.
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
A summary of the activity during the period from February 4, 2007 through May 28, 2007 in the time-vested stock is as follows:

Period From February 4, 2007
Through May 28, 2007
Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at beginning of period	93,400	$22.64
Granted	—	—
Vested	(93,400)	22.64
Forfeited	—	—

Non-vested at end of period	—	$—

Long-Term Incentive Stock Plans
During April 2006, the Compensation Committee approved the Fiscal 2006 Long-Term Incentive Program (“Fiscal 2006 LTIP”). Under the Fiscal 2006 LTIP, Performance Units could be issued to certain officers and employees upon the Company’s achievement during Fiscal 2006, of specific measurable performance criteria determined by the Compensation Committee, as adjusted by the Compensation Committee. An aggregate maximum of approximately 1,035,000 Performance Units could be earned under the Fiscal 2006 LTIP. The Performance Units were payable in cash, based on the closing price of the Company’s common stock at the end of each of the three fiscal years in the vesting period. Performance Units earned vested over a three year period at the rate of 25%, 25%, and 50% during the years ended February 3, 2007, February 2, 2008 and January 31, 2009, respectively. The Fiscal 2006 LTIP was accounted for as a liability under ASC Topic 718.
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
The total compensation expense recognized by the Company in Fiscal 2009, Fiscal 2008 and for the period from May 29, 2007 to February 2, 2008 was $6.7 million, $8.2 million and $5.5 million, respectively. Related tax benefits of approximately $2.3 million, $2.8 million and $1.6 million were recognized in Fiscal 2009, Fiscal 2008 and for the period from May 29, 2007 to February 2, 2008, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Claire’s Inc. approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2009 and Fiscal 2008, the Board of Directors approved the grant of approximately 828,000 and 2,170,000, respectively, of similar stock options. The Company recognized compensation expense of $5.5 million, $6.9 million and $4.5 million in Fiscal 2009, Fiscal 2008 and for the period from May 29, 2007 through February 2, 2008, respectively.
During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2008, the Board of Directors granted 46,000 BOGO options with similar terms. No BOGO options were granted during Fiscal 2009. The Company recognized compensation expense of $1,039,000, $810,000 and $620,000 in Fiscal 2009, Fiscal 2008 and for the period from May 29, 2007 through February 2, 2008, respectively, related to these options.
The following is a summary of activity in the Company’s stock option plan since the date of Acquisition of May 29, 2007 through January 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding as of date of Acquisition	—	—	—	—
Options granted	6,204,872	$10.00	5.4	—
Options exercised	—	—	—	—
Options forfeited or expired	(62,250)	$10.00	5.9	—

Outstanding as of February 2, 2008	6,142,622	$10.00	5.4	—
Options granted	2,216,800	$10.00	5.4	—
Options exercised	—	—	—	—
Options forfeited or expired	(1,551,866)	$10.00	5.3	—

Outstanding as of January 31, 2009	6,807,556	$10.00	4.5	—
Options granted	827,600	$10.00	6.4	—
Options exercised	—	—	—	—
Options forfeited or expired	(1,385,046)	$10.00	5.0	—

Outstanding as of January 30, 2010	6,250,110	$10.00	4.5	—

Exercisable at end of period	1,697,844	$10.00	4.7	—
The weighted average grant date fair value of options granted in Fiscal 2009, Fiscal 2008 and during the period from May 29, 2007 through February 2, 2008 was $2.98, $3.87 and $4.73, respectively.

For options granted during Fiscal 2009, Fiscal 2008 and the period from May 29, 2007 through February 2, 2008, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

			May 29, 2007
			Through
Time Options and BOGO Options (Black-Scholes)	Fiscal 2009	Fiscal 2008	February 2, 2008
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	55.53%	45.26%	47.56%
Weighted average risk-free interest rate	2.15%	3.18%	4.55%
Range of risk-free interest rate	1.38% - 2.98%	2.50% - 3.44%	2.99% - 5.01%
Weighted average expected life of options (years)	4.39	4.75	4.92

			May 29, 2007
			Through
Performance Options (Monte Carlo)	Fiscal 2009	Fiscal 2008	February 2, 2008
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	53.50%	48.00%	52.00%
Weighted average risk-free interest rate	2.05%	3.21%	4.71%
Range of risk-free interest rate	0.18% - 4.25%	1.56% - 4.38%	2.97% - 5.16%
Weighted average expected life of options (years)	N/A	N/A	N/A
The expected life of Time Options and BOGO Options has been based on the “simplified” method in accordance with SEC Staff Accounting Bulletin, Share-Based Payment (“SAB107”), which is acceptable under SEC Staff Accounting Bulletin 110 because the Company has no readily available relevant historical data on option-hold-periods by employees. The Company’s historical exercise data does not provide a reasonable basis upon which to estimate an expected term due to the sale of the Company resulting in new equity-based compensation arrangements and types of employees receiving grants. The risk free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
Stock price volatility was based on peer company data as of the date of each option grant.
Claire’s Inc. will issue new shares to satisfy exercise of stock options. During Fiscal 2009, Fiscal 2008 and the period from May 29, 2007 through February 2, 2008, no cash was used to settle equity instruments granted under share-based payment arrangements.
Time-Vested Stock Awards
On May 29, 2007, Claire’s Inc. issued 125,000 shares of restricted common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vest at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Compensation expense relating to these shares recorded in Fiscal 2009, Fiscal 2008 and during the period from May 29, 2007 to February 2, 2009 approximated $141,000, $443,000 and $434,000 respectively. At January 30, 2010 and January 31, 2009, unearned compensation related to these shares approximated $83,000 and $373,000, respectively. The remaining unearned compensation as of January 30, 2010 is expected to be recognized over a weighted average period of 1.3 years.

A summary of the activity since the date of Acquisition of May 29, 2007 through January 30, 2010 in the Company’s restricted common stock is presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at date of Acquisition of May 29, 2007	—	—
Granted	125,000	$10.00
Vested	—	—
Forfeited	—	—

Nonvested as of February 2, 2008	125,000	$10.00
Granted	—	—
Vested	(31,250)	$10.00
Forfeited	—	—

Nonvested as of January 31, 2009	93,750	$10.00
Granted	—	—
Vested	(31,250)	$10.00
Forfeited	—	—
Cancelled	(12,500)	$10.00

Nonvested as of January 30, 2010	50,000	$10.00

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
The Company records unrealized gains and losses on derivative financial instruments qualifying as cash flow hedges in “Accumulated other comprehensive income (loss), net of tax” on the Consolidated Balance Sheets, to the extent that hedges are effective. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company may at its discretion change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) at that time.
Between July 20, 2007 and August 3, 2007, the Company entered into three interest rate swap agreements (the “Swaps”) to manage exposure to interest rate changes related to the senior secured term loan facility.

The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At January 30, 2010, the Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. There was no hedge ineffectiveness during the period from inception of the Swaps on July 20, 2007 to January 30, 2010. The Company includes credit valuation adjustment risk in the calculation of fair value. At January 30, 2010 and January 31, 2009, the estimated fair value of the Swaps were liabilities of approximately $8.8 million and $19.7 million, respectively, which was recorded in the Consolidated Balance Sheets classification “Accrued expenses and other current liabilities.” These amounts were also recorded, net of tax of approximately $5.7 million and $7.3 million, respectively, as a component in “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. See Note 2 for fair value disclosure of interest rate swaps.
The following table provides a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2009 and Fiscal 2008 (in thousands):

Location of Gain
			or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
Derivatives in Cash	Recognized in OCI on		Accumulated OCI	Accumulated OCI into
Flow Hedging	Derivative		into Income	Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Fiscal	Fiscal		Fiscal	Fiscal
	2009	2008		2009	2008

Interest Rate Swaps	$9,437	$1,375	Interest expense, net	$(19,011)	$(8,440)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
As of January 30, 2010, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $3.0 million, net of tax, to interest expense by the time the swaps expire on June 30, 2010.
The Company is also exposed to market risk from foreign exchange rates. The Company continues to evaluate these risks and takes measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge risk exposures to currency rates. From time to time, the Company may enter into foreign currency options to minimize and manage the currency related to its import merchandise purchase program. The counter-party to these contracts is a highly rated financial institution. There were no foreign currency options maintained at January 30, 2010.
10. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan — The Company has adopted a Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. This plan allows employees who serve more than 1,000 hours per year to defer up to 18% of their income through contributions to the plan. In line with the provisions of the plan, for every dollar the employee contributes the Company will contribute an additional $0.50, up to 2% of the employee’s salary. In March 2009, the Company changed to an annual election of discretionary matching contributions. During Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the cost of Company matching contributions was $152,000, $777,000, $554,000 and $258,000, respectively.

Predecessor Entity
Deferred Compensation Plans — In August 1999, the Company adopted a deferred compensation plan, which was amended and restated, effective as of February 4, 2005, that enabled certain associates of the Company to defer a specified percentage of their cash compensation. The plan generally provided for payments upon retirement, death, or termination of employment. Participants could elect to defer a percentage of their cash compensation while the Company contributed a specified percentage of the participants’ cash compensation based on the participants’ number of years of service. All contributions were immediately vested. The Company’s obligations under this plan were funded by contributions to a rabbi trust. Total Company contributions were $204,000 for the period from February 4, 2007 through May 28, 2007. The deferred compensation plan was terminated upon the sale of the Company in May 2007. Assets held in the rabbi trust were used to fund the obligations due participants upon termination of the plan.
11. INCOME TAXES
The components of income (loss) before income taxes for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 were as follows (in thousands):

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007

U.S.	$(76,154)	$(501,248)	$(75,357)	$(27,568)
Foreign	77,262	(140,835)	67,978	5,575

Total income (loss) before income taxes	$1,108	$(642,083)	$(7,379)	$(21,993)

The components of income tax expense (benefit) for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 were as follows (in thousands):

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007

Federal:
Current	$378	$509	$(460)	$16,408
Deferred	3,541	12,440	(10,838)	6,416

	3,919	12,949	(11,298)	22,824

State
Current	437	225	(381)	314
Deferred	63	(11,413)	(5,283)	599

	500	(11,188)	(5,664)	913

Foreign
Current	5,552	5,532	8,768	(1,670)
Deferred	1,539	(5,784)	174	(288)

	7,091	(252)	8,942	(1,958)

Total income tax expense (benefit)	$11,510	$1,509	$(8,020)	$21,779

The provision for income taxes from continuing operations for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 differs from an amount computed at the statutory federal rate as follows:

				Predecessor
	Successor Entity			Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007

U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%	35.0%
Valuation allowance	1,577.1	(15.6)	—	—
Nondeductible impairment charges	—	(17.6)	—	—
Foreign rate differential	(1,927.8)	(0.4)	237.8	28.6
State and local income taxes, net of federal tax benefit	(92.1)	1.1	12.0	(0.1)
Transaction related costs	—	—	—	(45.3)
Repatriation of foreign earnings	1,674.7	(2.1)	(70.7)	(100.1)
Change in accrual for estimated tax contingencies	199.6	(0.4)	(24.9)	(5.3)
Other, net	(427.7)	(0.2)	(80.5)	(11.8)

	1,038.8%	(0.2)%	108.7%	(99.0)%

In Fiscal 2009, the Company’s income tax expense was $11.5 million and its effective tax rate was 1,038.8%, reflecting the impact of an increase to its valuation allowance on deferred tax assets by $17.5 million. In Fiscal 2008, the Company’s income tax expense was $1.5 million and its effective tax rate was (0.2)%, reflecting the non-deductible nature of the goodwill and joint venture impairment charges as well as the impact of an increase to its valuation allowance on deferred tax assets in the U.S. by $95.8 million due to the increased uncertainties related to its ability to utilize these deferred tax assets against future earnings. For the period from May 29, 2007 through February 2, 2008, the Company’s income tax benefit was $8.0 million and its effective tax rate was 108.7%.
The effective income tax rates for Fiscal 2009, Fiscal 2008 and the period from May 29, 2007 through February 2, 2008 also differ from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, the impact of the repatriation of foreign earnings to fund transaction related interest, and other permanent book to tax return adjustments.
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

The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Deferred tax assets:
Accrued expenses	$4,055	$4,770
Deferred rent	6,892	5,983
Compensation & benefits	11,595	8,813
Depreciation	2,874	—
Inventory	1,125	1,297
Gift cards	2,064	1,740
Tax carry forwards	85,737	89,774
Debt related	15,812	7,126
Other	4,106	8,105

Total gross deferred tax assets	134,260	127,608
Valuation allowance	(130,620)	(110,228)

Total deferred tax assets, net	3,640	17,380

Deferred tax liabilities:
Depreciation	—	3,229
Tradename intangibles	110,359	109,713
Other	10,225	11,335

Total deferred tax liabilities	120,584	124,277

Net deferred tax liability	$(116,944)	$(106,897)

The deferred tax assets and deferred tax liabilities as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Current deferred tax assets, net of valuation allowance	$2,839	$3,815
Current deferred tax liabilities	—	—
Non-current deferred tax assets, net of valuation allowance	2,362	2,117
Non-current deferred tax liabilities	(122,145)	(112,829)

Net	$(116,944)	$(106,897)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 30, 2010 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$49,008	2028 - 2029
Non-U.S. net operating loss carryforwards	9,993	Indefinite
Non-U.S. net operating loss carryforwards	6,127	2015 — 2025
State net operating loss carryforwards	6,481	2013 — 2030
U.S. foreign tax credits	14,128	2019 — 2020

Total	$85,737

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
In Fiscal 2009, the Company recorded an increase of $18.3 million in valuation allowance against deferred tax assets in the U.S. In the fourth quarter of Fiscal 2008, the Company recorded a charge of $95.8 million related to establishing a valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.
The net change in the total valuation allowances in Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007 was an increase of $20.4 million, $98.8 million, $1.8 million and $1.4 million, respectively.
U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at January 30, 2010 of $204.9 million, as these accumulated undistributed earnings are considered reinvested indefinitely. This amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings from its foreign subsidiaries at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 30, 2010. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $18.6 million on Fiscal 2009 earnings of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.
Accumulated other comprehensive income (loss), net of tax at January 30, 2010, January 31, 2009, February 2, 2008 and May 28, 2007 includes $(1.1) million, $(1.9) million, $0.6 million and $5.7 million, respectively, related to the income tax effect of unrealized foreign currency translation of certain long-term intercompany loans within the Company’s foreign subsidiaries. The balance at May 28, 2007 of $5.7 million was subsequently recorded to goodwill. This results in an increase of $0.8 million for Fiscal 2009, a decrease of $2.5 million for Fiscal 2008, and increases of $0.6 million for the period from May 29, 2007 through February 2, 2008 and $0.1 million for the period from February 4, 2007 through May 28, 2007. There was no income tax effect on accumulated other comprehensive income (loss), net of tax related to unrealized gains on foreign currency translation of Fiscal 2009 foreign earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

			May 29, 2007	Feb. 4, 2007
			Through	Through
	Fiscal 2009	Fiscal 2008	Feb. 2, 2008	May 28, 2007
Beginning balance	$11,043	$9,617	$7,386	$6,481
Additions based on tax positions related to the current year	1,987	2,070	1,418	748
Additions for tax positions of prior years	58	1	1,754	174
Reductions for tax positions of prior years	—	—	(517)	(17)
Statute expirations	(351)	(154)	(239)	—
Settlements	(494)	(491)	(185)	—

Ending balance	$12,243	$11,043	$9,617	$7,386

The amount of unrecognized tax benefits at January 30, 2010 of $12.2 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.4 million and $2.1 million for the payment of interest and penalties accrued at January 30, 2010 and January 31, 2009, respectively. For Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, the Company recognized $0.3 million, $0.6 million, $(0.1) million and $0.2 million, respectively, in interest and penalties.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before Fiscal 2004. On January 31, 2007, the Internal Revenue Service concluded its tax examination of our U.S. federal tax returns for Fiscal 2002 through 2005. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2005, France through Fiscal 2004, and Canada through Fiscal 2003.
Within the next 12 months, the Company estimates that the unrecognized tax benefits at January 30, 2010, could be reduced by approximately $1.1 million related to the settlement of federal, and various state and local tax examinations for prior periods. Other than the expected settlement for federal, state and local tax positions, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
12. RELATED PARTY TRANSACTIONS
Upon consummation of the Merger, the Company entered into a management services agreement with Apollo and the Sponsors. Under this management services agreement, Apollo and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. In addition, the Company paid a transaction fee of $20.3 million in 2007 (including reimbursement of expenses) to Apollo and the Sponsors for financial advisory services rendered in connection with the Merger, a portion of was included as part of the purchase price. These services included assisting the Company in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Company’s material agreements and financing arrangements in connection with the Merger. Upon consummation of the Merger, the Company paid Tri-Artisan Capital Partners, LLC, a member of one of the Sponsors’ affiliated funds, an $8.9 million transaction fee in 2007 in connection with certain advisory services rendered in connection with the Merger.
Included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) are store planning and retail design consulting fees paid to a company owned by a family member of one of the Company’s executive officers. For Fiscal 2009, the Company paid fees of approximately $0.9 million, which included third party and reimbursable charges of $0.1 million. The consulting arrangement was entered into during Fiscal 2008 and the fees paid during that period were not significant. This transaction was approved by the Audit Committee of the Board of Directors.

13. SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Fiscal Year Ended January 30, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year

Net sales	$293,098	$314,196	$324,404	$410,691	$1,342,389
Gross profit	141,919	156,108	166,110	218,456	682,593
Impairment of assets (a)	—	—	—	3,142	3,142
Severance and transaction related costs	349	25	32	515	921
Gain on early debt extinguishment	—	17,104	16,096	3,212	36,412
Interest expense, net	45,234	45,329	43,716	43,139	177,418
Income taxes (b)	(1,679)	2,797	2,187	8,205	11,510
Net Income (loss)	(29,023)	(3,733)	2,889	19,465	(10,402)

(a)	Represents impairment charges related to long-lived assets. See Note 3 for detail of impairment charges.

(b)	Includes a $17.5 million charge for an increase in the valuation allowance related to deferred tax assets.

	Fiscal Year Ended January 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year

Net sales	$327,003	$359,973	$332,971	$393,013	$1,412,960
Gross profit	155,021	179,706	161,992	195,890	692,609
Impairment of assets (a)	—	—	—	523,990	523,990
Severance and transaction related costs	5,968	296	(569)	10,233	15,928
Interest expense (income)	48,657	48,739	50,462	48,089	195,947
Income taxes (b)	(16,910)	(6,831)	(12,880)	38,130	1,509
Net loss	(35,570)	(16,931)	(21,554)	(569,537)	(643,592)

(a)	Represents impairment charges related to goodwill, tradenames, investment in joint venture and long-lived assets. See Note 3 for detail of impairment charges.

(b)	Includes a $95.8 million charge for an increase in the valuation allowance related to deferred tax assets.
14. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. Within its North American division, the Company accounts for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Within its European division, the franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. Substantially all of interest expense on debt related to the Transactions is recorded in the Company’s North American division.

x

Information about the Company’s operations by segment is as follows (in thousands):

	Successor Entity			Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007
Net sales:
North America	$850,313	$907,486	$702,986	$292,483
Europe	492,076	505,474	382,946	132,416

Total net sales	$1,342,389	$1,412,960	$1,085,932	$424,899

Depreciation and amortization:
North America	$47,574	$57,516	$42,846	$12,823
Europe	23,897	27,577	18,605	6,829

Total depreciation and amortization	$71,471	$85,093	$61,451	$19,652

Segment operating income (loss):
North America	$88,890	$63,490	$98,716	$46,569
Europe	57,287	30,292	52,594	(693)

Total segment operating income (loss)	$146,177	$93,782	$151,310	$45,876

Impairment of assets:
North America	$3,142	$339,500	$3,478	$—
Europe	—	184,490	—	73

Total impairment charges	$3,142	$523,990	$3,478	$73

Interest expense (income), net:
North America	$177,496	$196,732	$148,616	$(3,898)
Europe	(78)	(785)	(724)	(978)

Total interest expense (income), net	$177,418	$195,947	$147,892	$(4,876)

Income (loss) before income taxes:
North America	$(56,257)	$(482,670)	$(59,468)	$(22,205)
Europe	57,365	(159,413)	52,089	212

Total income (loss) before income taxes	$1,108	$(642,083)	$(7,379)	$(21,993)

Income taxes:
North America	$4,559	$1,613	$(17,444)	$25,189
Europe	6,951	(104)	9,424	(3,410)

Total income taxes	$11,510	$1,509	$(8,020)	$21,779

Net income (loss):
North America	$(60,816)	$(484,283)	$(42,024)	$(47,394)
Europe	50,414	(159,309)	42,665	3,622

Net income (loss)	$(10,402)	$(643,592)	$641	$(43,772)

Goodwill:
North America	$1,235,651	$1,229,941	$1,401,959	$170,650
Europe	314,405	314,405	438,908	30,902

Total goodwill	$1,550,056	$1,544,346	$1,840,867	$201,552

Long lived assets:
North America	$161,648	$197,839	$217,230	$189,226
Europe	66,336	68,232	92,379	87,249

Total long lived assets	$227,984	$266,071	$309,609	$276,475

Total assets:
North America	$1,505,727	$1,687,952	$2,600,540	$746,996
Europe	1,328,378	1,193,143	747,957	372,051

Total assets	$2,834,105	$2,881,095	$3,348,497	$1,119,047

	Successor Entity			Predecessor Entity
	Fiscal Year	Fiscal Year	May 29, 2007	Feb. 4, 2007
	Ended	Ended	Through	Through
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	May 28, 2007

Capital Expenditures
North America	$13,731	$42,623	$38,105	$19,697
Europe	11,221	16,782	20,379	8,291

Total capital expenditures	$24,952	$59,405	$58,484	$27,988

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
Excluded from operating income for the North American segment are impairment charges of $3.1 million, $339.5 million, $3.5 million, and $0 for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Also excluded from operating income for the North American segment are severance and transaction-related costs of $0.9 million, $9.9 million, $6.1 million and $72.7 million for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Excluded from operating income for the European segment are impairment charges of $0, $184.5 million, $0 and $0.1 million for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Also excluded from operating income for the European segment are severance and transaction-related costs of $0, $6.0 million, $1.2 million and $0 for Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively.
Approximately 16.9%, 18.1%, 19.6% and 17.3% of the Company’s net sales were in the United Kingdom in Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Approximately 12.1%, 11.6%, and 14.6% of the Company’s property and equipment, net, were located in the United Kingdom at January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Approximately 8.7%, 8.1%, 7.6% and 6.5% of the Company’s net sales were in France in Fiscal 2009, Fiscal 2008, the period from May 29, 2007 through February 2, 2008 and the period from February 4, 2007 through May 28, 2007, respectively. Approximately 7.3%, 7.1% and 8.6% of the Company’s property and equipment, net, were located in France at January 30, 2010, January 31, 2009 and February 2, 2008, respectively.
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

Condensed Consolidating Balance Sheet
January 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109,138	$(10,604)	$100,174	$—	$198,708
Inventories	—	73,902	36,436	—	110,338
Prepaid expenses	509	14,217	18,147	—	32,873
Other current assets	1,030	19,527	7,679	—	28,236

Total current assets	110,677	97,042	162,436	—	370,155

Property and equipment:
Land and building	—	19,318	—	—	19,318
Furniture, fixtures and equipment	2,137	109,405	51,060	—	162,602
Leasehold improvements	1,113	138,706	88,684	—	228,503

	3,250	267,429	139,744	—	410,423
Less accumulated depreciation and amortization	(1,746)	(117,101)	(63,592)	—	(182,439)

	1,504	150,328	76,152	—	227,984

Intercompany receivables	—	148,072	—	(148,072)	—
Investment in subsidiaries	2,200,694	(7,069)	—	(2,193,625)	—
Intangible assets, net	286,000	13,017	281,010	—	580,027
Deferred financing costs, net	47,641	—	—	—	47,641
Other assets	18,099	3,230	36,913	—	58,242
Goodwill	—	1,235,651	314,405	—	1,550,056

	2,552,434	1,392,901	632,328	(2,341,697)	2,235,966

Total assets	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,335	$19,202	$24,123	$—	$45,660
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	101	10,171	—	10,272
Accrued interest payable	14,644	—	—	—	14,644
Accrued expenses and other current liabilities	22,380	33,559	40,497	—	96,436

Total current liabilities	53,859	52,862	74,791	—	181,512

Intercompany payables	137,913	—	10,159	(148,072)	—
Long-term debt	2,313,378	—	—	—	2,313,378
Revolving Credit Facility	194,000	—	—	—	194,000
Deferred tax liability	—	106,386	15,759	—	122,145
Deferred rent expense	107	14,957	7,018	—	22,082
Unfavorable lease obligations and other long-term liabilities	—	33,347	2,283	—	35,630

	2,645,398	154,690	35,219	(148,072)	2,687,235

Stockholders’ equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	616,086	1,445,795	876,798	(2,322,593)	616,086
Accumulated other comprehensive income (loss), net of tax	2,625	2,101	(4,134)	2,033	2,625
Retained deficit	(653,353)	(15,544)	(111,760)	127,304	(653,353)

	(34,642)	1,432,719	760,906	(2,193,625)	(34,642)

Total liabilities and stockholders’ equity (deficit)	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

Condensed Consolidating Balance Sheet
January 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$154,414	$211	$49,949	$—	$204,574
Inventories	—	73,445	30,246	—	103,691
Prepaid expenses	434	14,641	16,762	—	31,837
Other current assets	6	16,104	10,969	—	27,079

Total current assets	154,854	104,401	107,926	—	367,181

Property and equipment:
Land and building	—	22,288	—	—	22,288
Furniture, fixtures and equipment	2,025	103,571	38,106	—	143,702
Leasehold improvements	1,704	136,554	75,749	—	214,007

	3,729	262,413	113,855	—	379,997
Less accumulated depreciation and amortization	(1,250)	(77,042)	(35,634)	—	(113,926)

	2,479	185,371	78,221	—	266,071

Intercompany receivables	—	26,876	58,416	(85,292)	—
Investment in subsidiaries	2,139,955	(4,061)	—	(2,135,894)	—
Intangible assets, net	286,750	17,960	282,415	—	587,125
Deferred financing costs	59,944	—	—	—	59,944
Other assets	19,392	2,602	34,434	—	56,428
Goodwill	—	1,229,940	314,406	—	1,544,346

	2,506,041	1,273,317	689,671	(2,221,186)	2,247,843

Total assets	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,347	$21,112	$29,778	$—	$53,237
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	—	6,477	—	6,477
Accrued interest payable	13,313	—	3	—	13,316
Accrued expenses and other current liabilities	35,795	35,782	36,397	—	107,974

Total current liabilities	65,955	56,894	72,655	—	195,504

Intercompany payables	85,292	—	—	(85,292)	—
Long-term debt	2,373,272	—	—	—	2,373,272
Revolving Credit Facility	194,000	—	—	—	194,000
Deferred tax liability	—	99,122	13,707	—	112,829
Deferred rent expense	698	12,532	5,232	—	18,462
Unfavorable lease obligations and other long-term liabilities	—	39,074	3,797	—	42,871

	2,653,262	150,728	22,736	(85,292)	2,741,434

Stockholders’ equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	609,427	1,445,795	876,798	(2,322,593)	609,427
Accumulated other comprehensive loss, net of tax	(22,319)	(2,326)	(20,597)	22,923	(22,319)
Retained deficit	(642,951)	(88,369)	(75,776)	164,145	(642,951)

	(55,843)	1,355,467	780,427	(2,135,894)	(55,843)

Total liabilities and stockholders’ equity (deficit)	$2,663,374	$1,563,089	$875,818	$(2,221,186)	$2,881,095

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Fiscal Year Ended January 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$—	$1,449,168	$550,199	$(656,978)	$1,342,389
Cost of sales, occupancy and buying expenses	—	1,056,048	260,726	(656,978)	659,796

Gross profit	—	393,120	289,473	—	682,593

Other expenses (income):
Selling, general and administrative	31,786	244,750	192,643	—	469,179
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Severance and transaction-related costs	921	—	—	—	921
Other (income) expense	(16,756)	19,714	(7,192)	—	(4,234)

	17,390	310,788	212,301	—	540,479

Operating income (loss)	(17,390)	82,332	77,172	—	142,114
Gain on early debt extinguishment	36,412	—	—	—	36,412
Interest expense (income), net	177,518	(11)	(89)	—	177,418

Income (loss) before income taxes	(158,496)	82,343	77,261	—	1,108
Income tax expense (benefit)	2,503	1,916	7,091	—	11,510

Income (loss) from continuing operations	(160,999)	80,427	70,170	—	(10,402)
Equity in earnings (loss) of subsidiaries	150,597	7,101	—	(157,698)	—

Net income (loss)	(10,402)	87,528	70,170	(157,698)	(10,402)
Foreign currency translation adjustments and interest rate swap adjustments, net	24,944	4,426	16,457	(20,883)	24,944

Comprehensive income	$14,542	$91,954	$86,627	$(178,581)	$14,542

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
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

Successor Entity
Condensed Consolidating Statement of Operations and Comprehensive Income
For The Period May 29, 2007 Through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,224,858	$431,615	$(570,541)	$1,085,932
Cost of sales, occupancy and buying expenses	—	893,847	198,078	(570,541)	521,384

Gross profit	—	331,011	233,537	—	564,548

Other expenses (income):
Selling, general and administrative	18,897	188,066	147,912	—	354,875
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Impairment of assets	—	3,478	—	—	3,478
Severance and transaction-related costs	6,090	—	1,229	—	7,319
Other (income) expense	(8,570)	9,595	(4,113)	—	(3,088)

	18,553	239,069	166,413	—	424,035

Operating income (loss)	(18,553)	91,942	67,124	—	140,513
Interest expense (income), net	149,527	(711)	(924)	—	147,892

Income (loss) before income taxes	(168,080)	92,653	68,048	—	(7,379)
Income tax expense (benefit)	(56,335)	38,035	10,280	—	(8,020)

Income (loss) from continuing operations	(111,745)	54,618	57,768	—	641
Equity in earnings of subsidiaries	112,386	6,371	—	(118,757)	—

Net income	641	60,989	57,768	(118,757)	641
Foreign currency translation adjustments and interest rate swap adjustments, net	3,358	2,959	17,513	(20,472)	3,358

Comprehensive income	$3,999	$63,948	$75,281	$(139,229)	$3,999

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

Successor Entity
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,402)	$87,528	$70,170	$(157,698)	$(10,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(150,597)	(7,101)	—	157,698	—
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Amortization of lease rights and other assets	—	49	2,150	—	2,199
Amortization of debt issuance costs	10,398	—	—	—	10,398
Payment in kind interest expense	39,013	—	—	—	39,013
Net accretion of favorable (unfavorable) lease obligations	—	(2,550)	399	—	(2,151)
(Gain) loss on sale/retirement of property and equipment, net	(1,430)	20	21	—	(1,389)
Gain on early debt extinguishment	(36,412)	—	—	—	(36,412)
Gain on sale of intangible assets/lease rights	—	—	(506)	—	(506)
Stock compensation expense	4,942	—	1,717	—	6,659
(Increase) decrease in:
Inventories	—	(457)	(3,624)	—	(4,081)
Prepaid expenses	(76)	425	1,448	—	1,797
Other assets	134	(4,926)	(727)	—	(5,519)
Increase (decrease) in:
Trade accounts payable	(8)	(937)	(8,302)	—	(9,247)
Income taxes payable	—	248	5,262	—	5,510
Accrued interest payable	1,331	—	(3)	—	1,328
Accrued expenses and other current liabilities	(2,432)	(2,223)	1,029	—	(3,626)
Deferred income taxes	2,483	13	1,618	—	4,114
Deferred rent expense	(591)	2,425	1,344	—	3,178

Net cash provided by (used in) operating activities	(142,208)	118,838	98,846	—	75,476

Cash flows from investing activities:
Acquisition of property and equipment, net	(120)	(12,209)	(12,623)	—	(24,952)
Proceeds from sale of property and equipment	1,830	—	—	—	1,830
Acquisition of intangible assets/lease rights	—	(111)	(435)	—	(546)
Proceeds from sale of intangible assets/lease rights	—	—	2,409	—	2,409

Net cash provided by (used in) investing activities	1,710	(12,320)	(10,649)	—	(21,259)

Cash flows from financing activities:
Credit Facility payments	(14,500)	—	—	—	(14,500)
Purchase of senior subordinated notes	(46,091)	—	—	—	(46,091)
Intercompany activity, net	155,813	(117,125)	(38,688)	—	—

Net cash provided by (used in) financing activities	95,222	(117,125)	(38,688)	—	(60,591)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(208)	716	—	508

Net increase (decrease) in cash and cash equivalents	(45,276)	(10,815)	50,225	—	(5,866)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$109,138	$(10,604)	$100,174	$—	$198,708

Successor Entity
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(643,592)	$(138,529)	$(140,582)	$279,111	$(643,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	286,817	(7,706)	—	(279,111)	—
Depreciation and amortization	3,013	50,584	31,496	—	85,093
Impairment of assets	159,500	180,000	184,490	—	523,990
Amortization of lease rights and other assets	—	54	2,005	—	2,059
Amortization of debt issuance costs	10,567	—	—	—	10,567
Payment in kind interest expense	24,522	—	—	—	24,522
Net accretion of favorable (unfavorable) lease obligations	—	(2,424)	568	—	(1,856)
Gain on sale/retirement of property and equipment, net	(23)	(55)	(105)	—	(183)
Gain on sale of intangible assets/lease rights	—	—	(1,372)	—	(1,372)
Stock compensation expense	6,203	—	2,023	—	8,226
(Increase) decrease in:
Inventories	—	11,506	(5,024)	—	6,482
Prepaid expenses	(31)	624	(1,680)	—	(1,087)
Other assets	(358)	(822)	(7,905)	—	(9,085)
Increase (decrease) in:
Trade accounts payable	1,582	3,225	2,565	—	7,372
Income taxes payable	8,383	(16,239)	(2,854)	—	(10,710)
Accrued interest payable	(6,222)	—	3	—	(6,219)
Accrued expenses and other current liabilities	4,507	(3,271)	1,796	—	3,032
Deferred income taxes	—	716	(5,525)	—	(4,809)
Deferred rent expense	(558)	7,182	2,319	—	8,943

Net cash provided by (used in) operating activities	(145,690)	84,845	62,218	—	1,373

Cash flows from investing activities:
Acquisition of property and equipment, net	(248)	(41,013)	(18,144)	—	(59,405)
Proceeds from sale of property and equipment	104	—	—	—	104
Acquisition of intangible assets/lease rights	—	(177)	(1,794)	—	(1,971)
Proceeds from sale of intangible assets/lease rights	—	—	516	—	516

Net cash used in investing activities	(144)	(41,190)	(19,422)	—	(60,756)

Cash flows from financing activities:
Credit Facility proceeds	194,000	—	—	—	194,000
Credit Facility payments	(14,500)	—	—	—	(14,500)
Intercompany activity, net	94,913	(45,557)	(49,356)	—	—

Net cash provided by (used in) financing activities	274,413	(45,557)	(49,356)	—	179,500

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	221	(1,738)	—	(1,517)

Net increase (decrease) in cash and cash equivalents	128,579	(1,681)	(8,298)	—	118,600
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$154,414	$211	$49,949	$—	$204,574

Successor Entity
Condensed Consolidating Statement of Cash Flows
For The Period May 29, 2007 through February 2, 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$641	$60,989	$57,768	$(118,757)	$641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(112,386)	(6,371)	—	118,757	—
Depreciation and amortization	2,136	37,930	21,385	—	61,451
Impairment of assets	—	3,478	—	—	3,478
Amortization of lease rights and other assets	—	37	1,276	—	1,313
Amortization of debt issuance costs	7,079	—	—	—	7,079
Loss on sale/retirement of property and equipment, net	23	368	201	—	592
Stock compensation expense	5,526	—	—	—	5,526
(Increase) decrease in:
Inventories	—	13,057	3,781	—	16,838
Prepaid expenses	596	(13,403)	6,256	—	(6,551)
Other assets	18,942	(12,039)	(38,047)	—	(31,144)
Increase (decrease) in:
Trade accounts payable	(570)	(10,579)	(21,838)	—	(32,987)
Income taxes payable	(9,252)	11,508	1,820	—	4,076
Accrued interest payable	19,534	—	(3)	—	19,531
Accrued expenses and other current liabilities	(87,819)	4,624	10,135	—	(73,060)
Deferred income taxes	—	(24,684)	6,176	—	(18,508)
Deferred rent expense	(372)	4,971	1,275	—	5,874

Net cash provided by (used in) operating activities	(155,922)	69,886	50,185	—	(35,851)

Cash flows from investing activities:
Acquisition of property and equipment, net	(160)	(40,224)	(18,100)	—	(58,484)
Acquisition of Predecessor Entity	(2,857,411)	(79,065)	(116,858)	—	(3,053,334)
Acquisition of intangible assets/lease rights	—	20	(574)	—	(554)

Net cash used in investing activities	(2,857,571)	(119,269)	(135,532)	—	(3,112,372)

Cash flows from financing activities:
Credit Facility proceeds	1,450,000	—	—	—	1,450,000
Credit Facility payments	(7,250)	—	—	—	(7,250)
Note offerings proceeds	935,000	—	—	—	935,000
Capital contribution	595,675	—	—	—	595,675
Option conversion payment	(7,924)	—	—	—	(7,924)
Financing fees paid	(77,439)	—	—	—	(77,439)
Dividends paid	(7,252)	—	—	—	(7,252)
Intercompany activity, net	(29,636)	(79,809)	109,445	—	—

Net cash provided by (used in) financing activities	2,851,174	(79,809)	109,445	—	2,880,810

Effect of foreign currency exchange rate changes on cash and cash equivalents	(253)	(126)	3,290	—	2,911

Net increase (decrease) in cash and cash equivalents	(162,572)	(129,318)	27,388	—	(264,502)
Cash and cash equivalents at beginning of period	188,407	131,210	30,859	—	350,476

Cash and cash equivalents at end of period	$25,835	$1,892	$58,247	$—	$85,974

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 30, 2010. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2010.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d — 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.
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
Item 9B. Other Information
     None.
PART III.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2009.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
1.	Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009	50
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	51
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ending January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	52
Consolidated Statements of Cash Flows for the fiscal years ending January 30, 2010 and January 31, 2009 (“Successor Entity”), the period from May 29, 2007 through February 2, 2008 (“Successor Entity”) and the period from February 4, 2007 through May 28, 2007 (“Predecessor Entity”)	53
Notes to Consolidated Financial Statements	55
2.	Financial Statement Schedules
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

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with James Conroy*

10.9	Amendment to Employment Agreement with James Conroy**

10.10	Employment Agreement with Kenny Wilson***

10.11	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. ****

21.1	Subsidiaries of Claire’s Stores, Inc.*****

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)*****

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)*****

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******

(*)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed previously as exhibit to Form 8-K by the Company on April 22, 2009.

(***)	Filed previously as exhibit to Form 10-K/A by the Company on May 27, 2009.

(****)	Filed previously as exhibit to Form 8-K by the Company date February 25, 2010.

(*****)	Filed herewith.

(******)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
April 13, 2010	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer (principal executive officer)

April 13, 2010	By:	/s/ J. Per Brodin
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

April 13, 2010	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 13, 2010	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer and Director

April 13, 2010	/s/ Lance Milken
Lance Milken, Director

April 13, 2010	/s/ George Golleher
George Golleher, Director

April 13, 2010	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 13, 2010	/s/ Rohit Manocha
Rohit Manocha, Director

April 13, 2010	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.