Form 10-Q
period 2010-05-01
CLAIRES STORES INC
filed 2010-05-28
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
     As of May 1, 2010, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of May 1, 2010 and January 30, 2010	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended May 1, 2010 and May 2, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 1, 2010 and May 2, 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4(T). Controls and Procedures	25

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

SIGNATURE PAGE	28

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2010	January 30, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$220,011	$198,708
Inventories	110,031	110,338
Prepaid expenses	31,264	32,873
Other current assets	21,328	28,236

Total current assets	382,634	370,155

Property and equipment:
Land and building	—	19,318
Furniture, fixtures and equipment	165,335	162,602
Leasehold improvements	228,475	228,503

	393,810	410,423
Less accumulated depreciation and amortization	(190,539)	(182,439)

	203,271	227,984

Leased property under capital leases:
Building	18,055	—
Less accumulated depreciation and amortization	(226)	—

	17,829	—

Intangible assets, net of accumulated amortization of $35,436 and $32,532, respectively	573,931	580,027
Deferred financing costs, net of accumulated amortization of $32,949 and $29,949, respectively	44,641	47,641
Other assets	55,805	58,242
Goodwill	1,550,056	1,550,056

	2,224,433	2,235,966

Total assets	$2,828,167	$2,834,105

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$50,028	$45,660
Current portion of long-term debt	14,500	14,500
Current portion of obligations under capital leases	352	—
Income taxes payable	7,601	10,272
Accrued interest payable	27,371	14,644
Accrued expenses and other current liabilities	89,760	96,436

Total current liabilities	189,612	181,512

Long-term debt	2,297,603	2,313,378
Revolving credit facility	194,000	194,000
Obligations under capital leases	17,290	—
Deferred tax liability	121,156	122,145
Deferred rent expense	22,680	22,082
Unfavorable lease obligations and other long-term liabilities	34,070	35,630

	2,686,799	2,687,235

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	617,306	616,086
Accumulated other comprehensive income (loss), net of tax	103	2,625
Retained deficit	(665,653)	(653,353)

	(48,244)	(34,642)

Total liabilities and stockholder’s deficit	$2,828,167	$2,834,105

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Net sales	$322,077	$293,098
Cost of sales, occupancy and buying expenses	158,751	152,355

Gross profit	163,326	140,743

Other expenses:
Selling, general and administrative	118,804	107,293
Depreciation and amortization	16,366	18,155
Severance and transaction-related costs	102	349
Other expense, net	445	414

	135,717	126,211

Operating income	27,609	14,532
Gain on early debt extinguishment	4,487	—
Interest expense, net	42,763	45,234

Loss before income tax expense (benefit)	(10,667)	(30,702)
Income tax expense (benefit)	1,633	(1,679)

Net loss	$(12,300)	$(29,023)

Net loss	$(12,300)	$(29,023)
Foreign currency translation and interest rate swap adjustments, net of tax	(2,522)	5,185

Comprehensive loss	$(14,822)	$(23,838)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net loss	$(12,300)	$(29,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,366	18,155
Amortization of lease rights and other assets	1,028	494
Amortization of debt issuance costs	2,535	2,632
Payment in kind interest expense	9,651	9,549
Net accretion of favorable (unfavorable) lease obligations	(476)	(615)
Loss on sale/retirement of property and equipment, net	236	4
Gain on early debt extinguishment	(4,487)	—
Stock compensation expense	1,220	521
(Increase) decrease in:
Inventories	(792)	3,642
Prepaid expenses	1,439	(11,874)
Other assets	6,052	2,046
Increase (decrease) in:
Trade accounts payable	3,799	6,139
Income taxes payable	(2,329)	(1,551)
Accrued interest payable	12,727	14,771
Accrued expenses and other liabilities	(25)	(3,349)
Deferred income taxes	474	(108)
Deferred rent expense	787	(784)

Net cash provided by operating activities	35,905	10,649

Cash flows from investing activities:
Acquisition of property and equipment, net	(8,218)	(5,185)
Acquisition of intangible assets/lease rights	(189)	(340)
Proceeds from sale of property	16,765	—

Net cash provided by (used in) investing activities	8,358	(5,525)

Cash flows from financing activities:
Credit facility payments	(3,625)	(3,625)
Note purchases	(16,849)	—
Principal payments on capital leases	(765)	—

Net cash used in financing activities	(21,239)	(3,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,721)	630

Net increase in cash and cash equivalents	21,303	2,129
Cash and cash equivalents at beginning of period	198,708	204,574

Cash and cash equivalents at end of period	$220,011	$206,703

Supplemental disclosure of cash flow information:

Income taxes paid	$2,721	$423
Interest paid	17,838	18,356
Property acquired under capital lease	18,055	—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 30, 2010 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein which discusses principles of consolidation and summary of significant accounting policies.
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
The Company has evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through the day the financial statements were issued.
2. Significant Accounting Policies
Update to Significant Accounting Policies
The Company has updated certain portions of its significant accounting policies since it published its Annual Report on Form 10-K as of and for the fiscal year ended January 30, 2010. The portions updated include the following:
Capital Leases
Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life or the initial lease term and is included in “Depreciation and amortization.” Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net.”

3. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. Within its North American division, the Company accounts for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within its European division, the franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for the results of operations of Claire’s Nippon under the equity method and includes the results within “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North American division.
Net sales and operating income for the three months ended May 1, 2010 and May 2, 2009 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Net sales:
North America	$212,599	$196,444
Europe	109,478	96,654

Total net sales	322,077	293,098

Depreciation and amortization:
North America	10,507	12,567
Europe	5,859	5,588

Total depreciation and amortization	16,366	18,155

Operating income (loss) for reportable segments:
North America	24,403	16,129
Europe	3,308	(1,248)

Total operating income for reportable segments	27,711	14,881
Severance and transaction-related costs	102	349

Net consolidated operating income	27,609	14,532
Gain on early debt extinguishment	4,487	—
Interest expense, net	42,763	45,234

Net consolidated loss before income tax expense (benefit)	$(10,667)	$(30,702)

Excluded from operating income (loss) for the North American segment are severance and transaction-related costs of approximately $0.1 million and $0.3 million for the three months ended May 1, 2010 and May 2, 2009.
4. Debt
Capital Leases
On February 19, 2010, the Company sold its North American distribution center/office building (the “Property”) to a third party. Net proceeds from the sale were $16.8 million. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial lease term through February 28, 2030 with two (2) five (5) year renewal periods, each at the option of the Company; and (2) basic rent of $2.1 million per annum (subject to annual increases). Based on the terms of the lease agreement, the Company has accounted for the lease as a capital lease and has recorded an asset equal to the fair value of the Property at lease inception of $18.1 million and a corresponding capital lease obligation.
Note Purchases
The following is a summary of the Company’s debt repurchase activity for the three months ended May 1, 2010 (in thousands):

	Principal	Purchase
Note Purchased	Amount	Price
Senior Subordinated Notes	$15,625	$11,864
Senior Toggle Notes	6,000	4,985

	$21,625	$16,849

See Note 7 for related fair value disclosure on debt.
5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the three months ended May 1, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at January 30, 2010	6,272,110	$10.00	4.1	—
Options granted	279,750	$10.00	6.9	—
Options exercised	—			—
Options forfeited or expired	(76,066)	$10.00	4.2	—

Outstanding at May 1, 2010	6,475,794	$10.00	4.2	—

Exercisable at May 1, 2010	1,777,063	$10.00	4.7	—

The weighted average grant date fair value of options granted during the three months ended May 1, 2010 and May 2, 2009 was $2.94 and $4.24, respectively.
During the three months ended May 1, 2010 and May 2, 2009, the Company recorded stock-based compensation and additional paid-in capital relating to stock-based compensation of approximately $1.2 million and $0.5 million, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
6. Income Taxes
The effective income tax rate was (15.3)% for the three months ended May 1, 2010. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from an increase in the valuation allowance recorded for additional deferred tax assets generated in the three months ended May 1, 2010 by the Company’s U.S. operations.

The effective income tax rate was 5.5% for the three months ended May 2, 2009. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from an increase in the valuation allowance recorded for additional deferred tax assets generated in the three months ended May 2, 2009 by the Company’s U.S. operations.
7. Fair Value Measurements and Derivative Instruments
Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Unaudited Condensed Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.
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
The Company uses three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At May 1, 2010, the Swaps cover an aggregate notional amount of $435.0 million of the $1,410 million outstanding principal balance of the senior secured term loan facility. The fixed rates of the Swaps range from 4.96% to 5.25% and the Swaps expire on June 30, 2010. The Swaps have been designated and accounted for as cash flow hedges. For these Swaps, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the accompanying Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. No ineffective portion was recorded to earnings for the three months ended May 1, 2010, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
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

The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at May 1, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,506,103)	$(2,145,437)	$—	$—
Interest rate swaps	$(3,592)	$—	$(3,592)	$—

		Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,521,878)	$(1,952,832)	$—	$—
Interest rate swaps	$(8,752)	$—	$(8,752)	$—
The fair value of the interest rate swaps is included in “Accrued expenses and other current liabilities” and is recorded, net of tax of approximately $5.7 million, as a component in “Accumulated other comprehensive income (loss), net of tax” as of May 1, 2010 and January 30, 2010 in the accompanying Unaudited Condensed Consolidated Balance Sheets. The following table provides a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three months ended May 1, 2010 and May 2, 2009 (in thousands):

Amount of Gain or (Loss)
	Amount of Gain or (Loss)			Reclassified from
	Recognized in OCI on		Location of Gain	Accumulated OCI into
	Derivative		or (Loss)	Income
Derivatives in	(Effective Portion)		Reclassified from	(Effective Portion)(1)
Cash	Three months ended		Accumulated OCI	Three months ended
Flow Hedging	May 1,	May 2,	into Income	May 1,	May 2,
Relationships	2010	2009	(Effective Portion)	2010	2009
Interest rate swaps	$5,159	$433	Interest expense, net	$(5,332)	$(4,050)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
As of May 1, 2010, the Company expects to reclassify net gains on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $2.1 million to interest expense by the time the swaps expire on June 30, 2010.
The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived tangible assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets and liabilities are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the three months ended May 1, 2010, the Company did not recognize any impairment charges related to goodwill, intangible assets, or long-lived tangible assets.
8. Commitments and Contingencies
The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation, and litigation to protect trademark rights. The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
9. Related Party Transactions
Included in “Furniture, fixtures and equipment” in the accompanying Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are store architectural planning and retail design consulting fees paid to a company owned by a family member of one of the Company’s executive officers. For the three months ended May 1, 2010 and May 2, 2009, the Company paid fees of approximately $0.2 million and $0.1 million, respectively. The consulting arrangement was entered into during Fiscal 2008. This transaction was approved by the Audit Committee of the Board of Directors.
10. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Notes, Senior Toggle Notes and Senior Subordinated Notes. These Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.
The tables in the following pages present the condensed consolidating financial information for the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.

Condensed Consolidating Balance Sheet
May 1, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$144,707	$(8,486)	$83,790	$—	$220,011
Inventories	—	71,292	38,739	—	110,031
Prepaid expenses	606	14,430	16,228	—	31,264
Other current assets	28	14,946	6,354	—	21,328

Total current assets	145,341	92,182	145,111	—	382,634

Property and equipment:
Land and building	—	—	—	—	—
Furniture, fixtures and equipment	2,065	111,351	51,919	—	165,335
Leasehold improvements	1,048	138,898	88,529	—	228,475

	3,113	250,249	140,448	—	393,810
Less accumulated depreciation and amortization	(1,714)	(122,101)	(66,724)	—	(190,539)

	1,399	128,148	73,724	—	203,271

Leased property under capital leases:
Building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(226)	—	—	(226)

	—	17,829	—	—	17,829

Intercompany receivables	—	259,858	—	(259,858)	—
Investment in subsidiaries	2,231,918	(67,975)	—	(2,163,943)	—
Intangible assets, net	286,000	11,908	276,023	—	573,931
Deferred financing costs, net	44,641	—	—	—	44,641
Other assets	147	19,775	35,883	—	55,805
Goodwill	—	1,235,650	314,406	—	1,550,056

	2,562,706	1,459,216	626,312	(2,423,801)	2,224,433

Total assets	$2,709,446	$1,697,375	$845,147	$(2,423,801)	$2,828,167

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,962	$21,442	$26,624	$—	$50,028
Current portion of long-term debt	14,500	—	—	—	14,500
Current portion of obligations under capital leases	—	352	—	—	352
Income taxes payable	—	118	7,483	—	7,601
Accrued interest payable	27,371	—	—	—	27,371
Accrued expenses and other current liabilities	14,683	33,603	41,474	—	89,760

Total current liabilities	58,516	55,515	75,581	—	189,612

Intercompany payables	207,571	—	52,287	(259,858)	—
Long-term debt	2,297,603	—	—	—	2,297,603
Revolving credit facility	194,000	—	—	—	194,000
Obligations under capital leases	—	17,290	—	—	17,290
Deferred tax liability	—	106,003	15,153	—	121,156
Deferred rent expense	—	15,651	7,029	—	22,680
Unfavorable lease obligations and other long-term liabilities	—	32,146	1,924	—	34,070

	2,699,174	171,090	76,393	(259,858)	2,686,799

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	617,306	1,445,795	876,799	(2,322,594)	617,306
Accumulated other comprehensive income (loss), net of tax	103	11,532	(13,384)	1,852	103
Retained earnings (deficit)	(665,653)	13,076	(170,244)	157,168	(665,653)

	(48,244)	1,470,770	693,173	(2,163,943)	(48,244)

Total liabilities and stockholder’s equity (deficit)	$2,709,446	$1,697,375	$845,147	$(2,423,801)	$2,828,167

Condensed Consolidating Balance Sheet
January 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109,138	$(10,604)	$100,174	$—	$198,708
Inventories	—	73,902	36,436	—	110,338
Prepaid expenses	509	14,217	18,147	—	32,873
Other current assets	1,030	19,527	7,679	—	28,236

Total current assets	110,677	97,042	162,436	—	370,155

Property and equipment:
Land and building	—	19,318	—	—	19,318
Furniture, fixtures and equipment	2,137	109,405	51,060	—	162,602
Leasehold improvements	1,113	138,706	88,684	—	228,503

	3,250	267,429	139,744	—	410,423
Less accumulated depreciation and amortization	(1,746)	(117,101)	(63,592)	—	(182,439)

	1,504	150,328	76,152	—	227,984

Intercompany receivables	—	148,072	—	(148,072)	—
Investment in subsidiaries	2,200,694	(7,069)	—	(2,193,625)	—
Intangible assets, net	286,000	13,017	281,010	—	580,027
Deferred financing costs, net	47,641	—	—	—	47,641
Other assets	18,099	3,230	36,913	—	58,242
Goodwill	—	1,235,651	314,405	—	1,550,056

	2,552,434	1,392,901	632,328	(2,341,697)	2,235,966

Total assets	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,335	$19,202	$24,123	$—	$45,660
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	101	10,171	—	10,272
Accrued interest payable	14,644	—	—	—	14,644
Accrued expenses and other current liabilities	22,380	33,559	40,497	—	96,436

Total current liabilities	53,859	52,862	74,791	—	181,512

Intercompany payables	137,913	—	10,159	(148,072)	—
Long-term debt	2,313,378	—	—	—	2,313,378
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	106,386	15,759	—	122,145
Deferred rent expense	107	14,957	7,018	—	22,082
Unfavorable lease obligations and other long-term liabilities	—	33,347	2,283	—	35,630

	2,645,398	154,690	35,219	(148,072)	2,687,235

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	616,086	1,445,795	876,798	(2,322,593)	616,086
Accumulated other comprehensive income (loss), net of tax	2,625	2,101	(4,134)	2,033	2,625
Retained deficit	(653,353)	(15,544)	(111,760)	127,304	(653,353)

	(34,642)	1,432,719	760,906	(2,193,625)	(34,642)

Total liabilities and stockholder’s equity (deficit)	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 1, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$355,789	$123,485	$(157,197)	$322,077
Cost of sales, occupancy and buying expenses	1,275	253,184	61,489	(157,197)	158,751

Gross profit	(1,275)	102,605	61,996	—	163,326

Other expenses (income):
Selling, general and administrative	8,432	61,365	49,007	—	118,804
Depreciation and amortization	132	9,638	6,596	—	16,366
Severance and transaction-related costs	102	—	—	—	102
Other (income) expense	(5,875)	2,312	4,008	—	445

	2,791	73,315	59,611	—	135,717

Operating income (loss)	(4,066)	29,290	2,385	—	27,609
Gain on early debt extinguishment	4,487	—	—	—	4,487
Interest expense, net	42,745	7	11	—	42,763

Income (loss) before income taxes	(42,324)	29,283	2,374	—	(10,667)
Income tax expense	23	616	994	—	1,633

Income (loss) from continuing operations	(42,347)	28,667	1,380	—	(12,300)
Equity in earnings of subsidiaries	30,047	(47)	—	(30,000)	—

Net income (loss)	(12,300)	28,620	1,380	(30,000)	(12,300)
Foreign currency translation and interest rate swap adjustments, net of tax	(2,522)	9,432	(9,251)	(181)	(2,522)

Comprehensive income (loss)	$(14,822)	$38,052	$(7,871)	$(30,181)	$(14,822)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 2, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$325,983	$107,467	$(140,352)	$293,098
Cost of sales, occupancy and buying expenses	—	235,180	57,527	(140,352)	152,355

Gross profit	—	90,803	49,940	—	140,743

Other expenses (income):
Selling, general and administrative	6,270	57,332	43,691	—	107,293
Depreciation and amortization	744	11,073	6,338	—	18,155
Severance and transaction-related costs	349	—	—	—	349
Other (income) expense	(2,667)	4,602	(1,521)	—	414

	4,696	73,007	48,508	—	126,211

Operating income (loss)	(4,696)	17,796	1,432	—	14,532
Interest expense (income), net	45,280	—	(46)	—	45,234

Income (loss) before income taxes	(49,976)	17,796	1,478	—	(30,702)
Income tax expense (benefit)	—	378	(2,057)	—	(1,679)

Income (loss) from continuing operations	(49,976)	17,418	3,535	—	(29,023)
Equity in earnings of subsidiaries	20,953	566	—	(21,519)	—

Net income (loss)	(29,023)	17,984	3,535	(21,519)	(29,023)
Foreign currency translation and interest rate swap adjustments, net of tax	5,185	1,734	7,510	(9,244)	5,185

Comprehensive income (loss)	$(23,838)	$19,718	$11,045	$(30,763)	$(23,838)

Condensed Consolidating Statement of Cash Flows
Three Months Ended May 1, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,300)	$28,620	$1,380	$(30,000)	$(12,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,047)	47	—	30,000	—
Depreciation and amortization	132	9,638	6,596	—	16,366
Amortization of lease rights and other assets	—	13	1,015	—	1,028
Amortization of debt issuance costs	2,535	—	—	—	2,535
Payment in kind interest expense	9,651	—	—	—	9,651
Net accretion of favorable (unfavorable) lease obligations	—	(571)	95	—	(476)
Loss on sale/retirement of property and equipment, net	—	236	—	—	236
Gain on early debt extinguishment	(4,487)	—	—	—	(4,487)
Stock compensation expense	917	—	303	—	1,220
(Increase) decrease in:
Inventories	—	2,610	(3,402)	—	(792)
Prepaid expenses	(96)	137	1,398	—	1,439
Other assets	1,197	4,684	171	—	6,052
Increase (decrease) in:
Trade accounts payable	(373)	1,081	3,091	—	3,799
Income taxes payable	—	96	(2,425)	—	(2,329)
Accrued interest payable	12,727	—	—	—	12,727
Accrued expenses and other liabilities	(2,535)	43	2,467	—	(25)
Deferred income taxes	—	504	(30)	—	474
Deferred rent expense	(107)	694	200	—	787

Net cash provided by (used in) operating activities	(22,786)	47,832	10,859	—	35,905

Cash flows from investing activities:
Acquisition of property and equipment, net	(26)	(3,052)	(5,140)	—	(8,218)
Acquisition of intangible assets/lease rights	—	(58)	(131)	—	(189)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(26)	13,655	(5,271)	—	8,358

Cash flows from financing activities:
Credit facility payments	(3,625)	—	—	—	(3,625)
Note purchases	(16,849)	—	—	—	(16,849)
Principal payments on capital leases	—	(765)	—	—	(765)
Intercompany activity, net	78,855	(60,818)	(18,037)	—	—

Net cash provided by (used in) financing activities	58,381	(61,583)	(18,037)	—	(21,239)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,214	(3,935)	—	(1,721)

Net increase (decrease) in cash and cash equivalents	35,569	2,118	(16,384)	—	21,303
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	$144,707	$(8,486)	$83,790	$—	$220,011

Condensed Consolidating Statement of Cash Flows
Three Months Ended May 2, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,023)	$17,984	$3,535	$(21,519)	$(29,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(20,953)	(566)	—	21,519	—
Depreciation and amortization	744	11,073	6,338	—	18,155
Amortization of lease rights and other assets	—	12	482	—	494
Amortization of debt issuance costs	2,632	—	—	—	2,632
Payment in kind interest expense	9,549	—	—	—	9,549
Net accretion of favorable (unfavorable) lease obligations	—	(760)	145	—	(615)
(Gain) loss on sale / retirement of property and equipment, net	—	7	(3)	—	4
Stock compensation expense	(22)	—	543	—	521
(Increase) decrease in:
Inventories	—	3,177	465	—	3,642
Prepaid expenses	(84)	(259)	(11,531)	—	(11,874)
Other assets	812	(1,202)	2,436	—	2,046
Increase (decrease) in:
Trade accounts payable	(1,732)	(3,615)	11,486	—	6,139
Income taxes payable	—	10	(1,561)	—	(1,551)
Accrued interest payable	14,774	—	(3)	—	14,771
Accrued expenses and other liabilities	(5,101)	(1,175)	2,927	—	(3,349)
Deferred income taxes	—	386	(494)	—	(108)
Deferred rent expense	(140)	765	(1,409)	—	(784)

Net cash provided by (used in) operating activities	(28,544)	25,837	13,356	—	10,649

Cash flows from investing activities:
Acquisition of property and equipment, net	(141)	(3,046)	(1,998)	—	(5,185)
Acquisition of intangible assets/lease rights	(13)	(17)	(310)	—	(340)

Net cash used in investing activities	(154)	(3,063)	(2,308)	—	(5,525)

Cash flows from financing activities:
Credit facility payments	(3,625)	—	—	—	(3,625)
Intercompany activity, net	7,075	(7,090)	15	—	—

Net cash provided by (used in) financing activities	3,450	(7,090)	15	—	(3,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(255)	885	—	630

Net increase (decrease) in cash and cash equivalents	(25,248)	15,429	11,948	—	2,129
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$129,166	$15,640	$61,897	$—	$206,703

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

Business Overview
We are a leading specialty retailer offering value-priced, fashion-right accessories and jewelry for kids, tweens, teens, and young women in the 3 to 27 age range. We are organized based on our geographic markets, which include our North American division and our European division. As of May 1, 2010, we operated a total of 2,955 stores, of which 1,990 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 965 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of May 1, 2010, we franchised 199 stores in the Middle East, Turkey, Russia, South Africa, Poland, Greece, Guatemala and Malta under franchising agreements. Within our North American division, we account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within our European division, the franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report.
We also operated 210 stores in Japan through our Claire’s Nippon 50:50 joint venture with AEON Co. Ltd. as of May 1, 2010. Within our North American division, we account for the results of operations of Claire’s Nippon under the equity method and include the results within “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report.
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
We provide our target customer groups with a significant selection of fashion-right merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:
•	Accessories — includes fashion accessories for year-round use, including legwear, headwear, attitude glasses, scarves, armwear, and belts, and seasonal use, including sunglasses, sandals, scarves, boots and slippers; and other accessories, including hairgoods, handbags, and small leather goods, as well as cosmetics

•	Jewelry — includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing
In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe and Japan, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.

Current Market Conditions
The current distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, and has had a negative impact on credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with pursuit of cost reduction opportunities and are proceeding cautiously to support increased sales. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows or cause a tightening of trade credit that may negatively affect our liquidity.
Consolidated Results of Operations
A summary of our consolidated results of operations for the three months ended May 1, 2010 and May 2, 2009 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Net sales	$322,077	$293,098
Increase (decrease) in same store sales	7.6%	(2.3)%
Gross profit percentage	50.7%	48.0%
Selling, general and administrative expenses as a percentage of net sales	36.9%	36.6%
Depreciation and amortization as a percentage of net sales	5.1%	6.2%
Operating income	$27,609	$14,532
Gain on early debt extinguishment	$4,487	$—
Net loss	$(12,300)	$(29,023)
Number of stores at the end of the period (1)	2,955	2,970

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales for the three months ended May 1, 2010 increased $29.0 million, or 9.9%, from the three months ended May 2, 2009. This increase was attributable to an increase in same store sales, foreign currency translation effect of our foreign locations’ sales and new store sales, partially offset by closed stores and reduced shipments to franchisees. Sales would have increased 7.2% excluding the impact from foreign currency rate changes.
The increase in same store sales was primarily attributable to an increase in average transaction value of 9.5%, partially offset by a decrease in average number of transactions per store of 1.1%.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months
	Ended	Ended
% of Total	May 1, 2010	May 2, 2009
Accessories	52.1	48.7
Jewelry	47.9	51.3

	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included instead in “Selling, general and administrative” expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
During the fiscal 2010 first quarter, gross profit percentage increased 270 basis points to 50.7% compared to the fiscal 2009 first quarter of 48.0%. This increase consisted of a 180 basis point decrease in occupancy costs and a 100 basis point improvement in merchandise margin, offset by a 10 basis point increase in buying costs. Occupancy costs increased approximately $1.7 million, but decreased approximately $0.3 million net of foreign currency translation effect. The improvement in occupancy rate was due to the leveraging effect of higher sales.
Selling, general and administrative expenses
During the three months ended May 1, 2010, selling, general and administrative expenses increased $11.5 million, or 10.7%, compared to the three months ended May 2, 2009, the majority of which was store expense. As a percentage of net sales, selling, general and administrative expenses increased 30 basis points compared to the three months ended May 2, 2009. However, the increase in selling, general and administrative expenses would have been $8.7 million, or 7.9%, net of foreign currency translation effect. Excluding the foreign currency translation effect, selling, general and administrative expenses as a percentage of net sales increased 20 basis points compared to the three months ended May 2, 2009.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.8 million to $16.4 million during the three months ended May 1, 2010 compared to the three months ended May 2, 2009. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Other (income) expense, net
The following is a summary of other (income) expense activity for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Equity loss	$1,116	$866
Royalty income	(191)	(447)
Other income	(480)	(5)

	$445	$414

Interest expense, net
Net interest expense for the three months ended May 1, 2010 aggregated $42.8 million (of which approximately $2.5 million consisted of amortization of deferred debt issuance costs) compared to $45.2 million for the three months ended May 2, 2009. This decrease of $2.5 million is primarily the result of Note purchases and reductions in interest rates on the floating portion of our debt.

Income taxes
The effective income tax rates were (15.3)% and 5.5% for the three months ended May 1, 2010 and May 2, 2009, respectively. These effective income tax rates differed from the statutory federal rate of 35% primarily from an increase in our valuation allowance recorded for additional deferred tax assets generated in the three months ended May 1, 2010 and May 2, 2009, respectively, by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Net sales	$212,599	$196,444
Increase (decrease) in same store sales	8.9%	(2.9)%
Gross profit percentage	51.7%	49.4%
Number of stores at the end of the period (1)	1,990	2,024

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
During the three months ended May 1, 2010, net sales in North America increased $16.2 million, or 8.2%, from the three months ended May 2, 2009. This increase was attributable to an increase in same store sales, foreign currency translation effect of our Canadian operations’ sales and new store sales, partially offset by reduced shipments to franchisees and closed stores. Sales would have increased 7.0% excluding the impact from foreign currency rate changes.
The increase in same store sales was primarily attributable to an increase in average transaction value of 7.5% and an increase in average number of transactions per store of 2.3%.
During the fiscal 2010 first quarter, gross profit percentage increased 230 basis points to 51.7% compared to the fiscal 2009 first quarter of 49.4%. This increase consisted of a 180 basis point decrease in occupancy costs and a 90 basis point improvement in merchandise margin, offset by a 40 basis point increase in buying costs. The improvement in occupancy rate was due to the leveraging effect of higher sales.
The following table compares our sales of each product category in North America for the three months ended May 1, 2010 and May 2, 2009:

	Three Months	Three Months
	Ended	Ended
% of Total	May 1, 2010	May 2, 2009
Accessories	47.3	43.2
Jewelry	52.7	56.8

	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Net sales	$109,478	$96,654
Increase (decrease) in same store sales	5.0%	(0.9)%
Gross profit percentage	48.8%	45.2%
Number of stores at the end of the period (1)	965	946

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
During the three months ended May 1, 2010, net sales in Europe increased $12.8 million, or 13.3%, from the three months ended May 2, 2009. This increase was attributable to an increase in same store sales, foreign currency translation of our European operations’ sales and new store sales, partially offset by closed stores. Sales would have increased 7.6% excluding the impact from foreign currency rate changes.
The increase in same store sales was primarily attributable to an increase in average transaction value of 11.6%, partially offset by a decrease in average number of transactions per store of 5.9%.
During the fiscal 2010 first quarter, gross profit percentage increased 360 basis points to 48.8% compared to the fiscal 2009 first quarter of 45.2%. This increase consisted of a 200 basis point decrease in occupancy costs, a 120 basis point improvement in merchandise margin and a 40 basis point decrease in buying costs. The improvement in occupancy rate was due to the leveraging effect of higher sales.
The following table compares our sales of each product category in Europe for the three months ended May 1, 2010 and May 2, 2009:

	Three Months	Three Months
	Ended	Ended
% of Total	May 1, 2010	May 2, 2009
Accessories	61.3	59.7
Jewelry	38.7	40.3

	100.0	100.0

Financial Resources and Liquidity
A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended May 1, 2010 and May 2, 2009 is outlined in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 1, 2010	May 2, 2009
Operating activities	$35,905	$10,649
Investing activities	8,358	(5,525)
Financing activities	(21,239)	(3,625)
Cash flows from operating activities
Cash provided by operating activities increased $25.3 million for the three months ended May 1, 2010 compared to the prior year period. The primary reasons for the increase were a decrease in working capital, excluding cash and cash equivalents, of $16.9 million; an increase in operating income before depreciation and amortization expense of $11.3 million; and lower cash interest payments of $0.5 million; partially offset by higher cash tax payments of $2.3 million.

Cash flows from investing activities
Cash provided by investing activities increased $13.9 million for the three months ended May 1, 2010 compared to the prior year period. The primary reason for the increase was the net proceeds from the sale of our North American distribution center/office building located in Hoffman Estates, Illinois of approximately $16.8 million on February 19, 2010, partially offset by higher capital expenditures of $3.0 million due to remodeling of existing stores, new store openings, and improvements to technology systems. During the remainder of Fiscal 2010, we expect to fund between $37.0 and $42.0 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities increased $17.6 million for the three months ended May 1, 2010 compared to the prior year period. In both of these periods, we paid $3.6 million for the scheduled principal payments on our Credit Facility. In the three months ended May 1, 2010, we paid $16.8 million to retire $6.0 million of Senior Toggle Notes and $15.6 million of Senior Subordinated Notes. We also paid $0.8 million in capital lease payments during the three months ended May 1, 2010.
As discussed in our Annual Report on Form 10-K for the year ended January 30, 2010, we elected to pay interest in kind on our Senior Toggle Notes for the interest period from June 2, 2008 through December 1, 2008. We continued the election to pay interest in kind for the interest period from December 2, 2008 through June 1, 2009, the interest period from June 2, 2009 through December 1, 2009 and the interest period from December 2, 2009 through June 1, 2010. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness.
Cash position
As of May 1, 2010, we had cash and cash equivalents of $220.0 million and substantially all of such cash equivalents consisted of U.S. Treasury securities.
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements for at least the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Credit Facility and Notes
Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying Unaudited Condensed Consolidated Balance Sheets as of May 1, 2010.

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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of May 1, 2010, we were in compliance with the covenants under our Notes.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2009 Annual Report on Form 10-K, filed on April 13, 2010, in the Notes to Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe or expand our international franchising operations; inability to design and implement new information systems; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the content in our products, general employment laws, including laws relating to overtime pay and employee benefits, health care laws, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2009 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of May 1, 2010, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At May 1, 2010, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $(7.7) million and $4.6 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the three months ended May 1, 2010 and May 2, 2009, respectively.
Certain of our subsidiaries make significant USD purchases from Asian suppliers, particularly in China. Until July 2005, the Chinese government pegged its currency, the yuan renminbi (“RMB”), to the USD, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the USD and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the USD, the euro and the Japanese yen. The official exchange rate has historically remained stable; however, there are no assurances that this currency exchange rate will continue to be as stable in the future due to the Chinese government’s adoption of a floating rate with respect to the value of the RMB against foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on China to adopt an even more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the USD. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our business, which include making our purchases of Chinese products more expensive. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a significant effect on our results of operations.
The results of operations of foreign subsidiaries, when translated into USD, reflect the average rates of exchange for the months that comprise the periods presented. As a result, similar results in local currency can vary significantly upon translation into USD if exchange rates fluctuate significantly from one period to the next. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods.
Interest Rates
Between July 20, 2007 and August 3, 2007, we entered into three interest rate swap agreements (the “Swaps”) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. At May 1, 2010, the Swaps cover an aggregate notional amount of $435.0 million of the $1.41 billion outstanding principal balance of the senior secured term loan facility. The fixed rates of the three swap agreements range from 4.96% to 5.25% and each swap expires on June 30, 2010. The Swaps have been designated as cash flow hedges. At May 1, 2010 and January 30, 2010, the estimated fair value of the Swaps were liabilities of approximately $3.6 million and $8.8 million, respectively, and were recorded, net of tax, as a component in “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
At May 1, 2010, we had fixed rate debt of $919.6 million and variable rate debt of $1.60 billion. Based on our variable rate debt balance (less $435.0 million of interest rate swaps) as of May 1, 2010, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $11.7 million, net.
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
Item 4(T). Controls and Procedures
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

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns regarding content in our merchandise; litigation with respect to various employment matters, including wage and hour litigation; litigation with present and former employees; and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size which employs a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our financial results.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.
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

CLAIRE’S STORES, INC.
May 28, 2010	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer (principal executive officer)

May 28, 2010	By:	/s/ J. Per Brodin
J. Per Brodin, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.