Form 10-K/A
period 2010-01-30
CLAIRES STORES INC
filed 2010-06-01
CIK 34115

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
Registrant’s telephone number, including area code: (847) 765-1100
Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 f the Exchange Act.

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
As of May 1, 2010, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Notes
     Claire’s Stores Inc., which we refer to as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2010, for purposes of amending Item 9B of Part II to include disclosure relating to certain recent developments involving the Company and including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.
     This Amendment continues to speak as of the date of the original Form 10-K for the fiscal year ended January 30, 2010, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part II, Item 9B and Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 13, 2010.
     In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (“Parent”).
     In this Amendment, we refer to our fiscal year ended February 2, 2008 as Fiscal 2007 or FY 2007, our fiscal year ended January 31, 2009 as Fiscal 2008 or FY 2008, and our fiscal year ended January 30, 2010 as Fiscal 2009 or FY 2009.
PART II.
Item 9B. Other Information
     On May 25, 2010, Per Brodin was promoted to Executive Vice President and Chief Financial Officer of the Company. Mr. Brodin has served as Senior Vice President and Chief Financial Officer of the Company since February 2008. In connection with such promotion, the Company’s board of directors, upon recommendation of the compensation committee, approved an increase in Mr. Brodin’s annual base salary from $440,000 to $490,000, effective May 1, 2010, on the basis of his promotion, his added responsibility over our global Information Technology function and his Fiscal 2010 merit increase.
     On May 25, 2010, the Company’s Board of Directors, upon recommendation of the Company’s compensation committee, approved a Second Amendment (the “Second Amendment”) to the Employment Agreement of James G. Conroy, the Company’s President. Mr. Conroy’s employment agreement was amended to provide for an increase of his annual base salary to $665,000, effective May 1, 2010, on the basis of his previous promotion to President in April 2009 and his Fiscal 2010 merit increase. A copy of the second amendment is attached as Exhibit 10.10 to this Form 10-K/A.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
     Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Eugene S. Kahn	60	Chief Executive Officer and Director
James G. Conroy	40	President of Claire’s Stores
Kenneth Wilson	43	President of Claire’s Europe
J. Per Brodin	48	Executive Vice President and Chief Financial Officer
Peter P. Copses	51	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	61	Director
George G. Golleher	62	Director
Rohit Manocha	51	Director
Ron Marshall	55	Director
Lance A. Milken	34	Director
     Eugene S. Kahn has served as the Company’s Chief Executive Officer and as a member of the Company’s board of directors since May 2007. From May 2001 to January 2005, Mr. Kahn was Chairman of the board of directors and Chief Executive Officer, and from May 1998 to April 2001 was President and Chief Executive Officer, of The May Department

Stores Company. Mr. Kahn joined May Department Stores in 1990 and, in addition to the positions listed above, held various other positions including, President and Chief Executive Officer of G. Fox, President and Chief Executive Officer of Filene’s, both divisions of May Department Stores, Vice Chairman and Executive Vice Chairman. Mr. Kahn’s extensive experience and knowledge of the Company’s operations, competitive challenges and opportunities gained through his position as Chief Executive Officer of the Company and his prior executive leadership and business experience, which includes almost 40 years of experience in the retail industry, has led the board to believe that Mr. Kahn should serve as a director of the Company.
     James G. Conroy was promoted to President of Claire’s in April 2009, having previously served as our Executive Vice President since December 2007. Mr. Conroy worked as a full-time consultant to Claire’s from May 2007 to December 2007. Prior to joining Claire’s, Mr. Conroy had 17 years of retail experience, including as a management consultant from July 2001 to December 2007, with positions as a principal of Kurt Salmon Associates and a senior manager of Deloitte Consulting, and as a retail executive with responsibility for strategic planning, merchandising and supply chain management.
     Kenneth Wilson became our President of Europe in January 2009. From June 1990 to January 2009, Mr. Wilson served in various capacities with Levi Strauss Europe, including President of Levi’s Brand Europe from November 2001 to October 2005 and Senior Vice President Commercial Operations from November 2005 until January 2009. During his tenure with Levi’s, Mr. Wilson expanded the European Division of the Levi’s business and opened in excess of 250 new stores.
     J. Per Brodin became our Senior Vice President and Chief Financial Officer in February 2008 and was promoted to Executive Vice President and Chief Financial Officer in May 2010. From November 2005 until joining the Company, Mr. Brodin served in various capacities with Centene Corporation, including Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer. From March 2002 to November 2005, Mr. Brodin served as Vice President, Accounting and Reporting for The May Department Stores Company. From 1989 to February 2002, Mr. Brodin was with the Audit and Business Advisory Practice of Arthur Andersen, LLP, serving as Senior Manager with their Professional Standards Group from February 2000 until February 2002.
     Peter P. Copses became Chairman of the Company’s board of directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo in 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as a director of RBS Global, Inc., a diversified, multi-platform industrial company, since July 2006. Mr. Copses served as a director of Linens ‘n Things, Inc. (“LNT”), a retailer of home textiles, housewares and decorative home accessories, from February 2006 until February 2010. Mr. Copses also served as a director of Rent-A-Center, Inc., the nation’s largest operator of rent-to-own stores, from August 1998 to December 2007. Over the course of the past 20 years, Mr. Copses has served on the board of directors of several other retail businesses, including General Nutrition Centers, Inc. and Zale Corporation. In light of our ownership structure and Mr. Copses’ position with Apollo, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.
     Robert J. DiNicola became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Mr. DiNicola also serves as the Senior Retail Advisor for Apollo. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT and its parent company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of General Nutrition Centers, Inc. (“GNC”) from December 2004 to March 2007, and as the interim CEO and Chairman of GNC from December 2004 to June 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company. In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. DiNicola to serve as a director of the Company.
     George G. Golleher became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Since May 2007, Mr. Golleher has served as Chairman and Chief Executive Officer of Smart & Final Inc., an operator of warehouse grocery stores. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009,

Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as a director of the Company.
     Rohit Manocha became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan is a New York and London based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions and provides investment banking services. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers. In light of our ownership structure and Mr. Manocha’s position with Tri-Artisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.
     Ron Marshall has served as a member of the Company’s board of directors since December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company since February 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. From 1998 to 2006, he served as Chief Executive Officer of Nash Finch Company and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., Dart Group Corporation, Barnes & Noble Bookstores, Inc., NBI’s The Office Place and Jack Eckerd Corporation. Mr. Marshall has also been a principal of Wildridge Capital Management since 2006. Mr. Marshall is a certified public accountant. In light of our ownership structure and Mr. Marshall’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Marshall to serve as a director of the Company.
     Lance A. Milken became a member of the Company’s board of directors in May 2007. Mr. Milken is a Principal at Apollo, where he has worked since 1998. Mr. Milken also serves as a member of the Milken Institute board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.
Board Composition
     The Company’s board of directors is composed of seven directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo indirectly controls a majority of the common stock of our Parent and, as such, Apollo has the ability to elect all of the members of our board of directors. Apollo has agreed to elect to our board of directors the designee of an affiliate of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan has invested in one of Apollo’s co-investment vehicles that was used to consummate the Merger. Rohit Manocha is the current designee of Tri-Artisan. We are a privately held company. Accordingly, we have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our board of directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.
Board Committees
     The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors has currently appointed an audit committee and a compensation committee. The members of the audit committee are Peter Copses (Chairman), Lance Milken, Rohit Manocha, and Ron Marshall. The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The board of directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. The members of the compensation committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The compensation committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with our CEO, for employees other than our CEO. The compensation committee, or the full board of directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The audit and compensation committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions-Director Independence.”

Board Leadership Structure and Risk Oversight
     Our board’s leadership structure currently separates the positions of Chief Executive Officer and Chairman of the board of directors. We believe this leadership structure is appropriate due, in part, to the demanding nature of these positions and because Apollo controls our stock and our board. The board has not designated a lead independent director.
     The board of directors exercises its role in the oversight of risk as a whole and through the audit committee. The audit committee oversees the management of the Company’s enterprise risk management program, and reviews with our vice president of compliance and other members of our senior management team the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
     The board of directors appointed after the Merger, which at the time of the Merger did not include Eugene S. Kahn, our Chief Executive Officer, negotiated employment agreements and other arrangements with Mr. Kahn. In addition, on December 13, 2007, upon consultation with an independent compensation consultant with respect to the salary and bonus ranges of executives in comparable peer group companies, our board of directors approved an employment agreement with James Conroy, who was appointed Executive Vice President in December 2007, on terms substantially consistent with those provided to Mr. Kahn. In April 2009, Mr. Conroy was promoted to President of Claire’s Stores, and the Compensation Committee of the board of directors approved an amendment to Mr. Conroy’s employment agreement. An additional amendment to Mr. Conroy’s employment agreement was approved in May 2010. In February 2008, our board of directors approved compensation arrangements for Mr. Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the compensation committee of the board of directors approved an amendment to Mr. Brodin’s compensation arrangements. In January 2009, we entered into an employment agreement with Mr. Wilson, our President of Claire’s Europe.
     This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the foregoing agreements with Messrs. Kahn, Conroy, Wilson and Brodin (our current named executive officers in Fiscal 2009), which form the core of the executive compensation program.
     During Fiscal 2009, the basic elements of compensation for our Chief Executive Officer and our other current named executive officers remained essentially unchanged.
Compensation Philosophy and Objectives
     Our Compensation Committee developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which is designed to align the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. Our Compensation Committee evaluates both performance and compensation to ensure the Company maintains its ability to attract, retain and motivate qualified employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. Our Compensation Committee believes that the executive compensation packages provided by the Company to the current named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.
     In negotiating the initial employment agreements and arrangements with our current named executive officers, our board of directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of Apollo. Our Chief Executive Officer made a significant equity investment in Parent common stock and our other current named executive officers received equity awards that included performance vesting options.

Components of Executive Compensation
     The principal components of compensation for our current named executive officers are base salary, annual performance bonus, management equity investments in Parent, stock option awards, and other benefits and perquisites.
     Base Salary. The Company provides our current named executive officers with base salary to compensate them for services rendered during the fiscal year. Base salaries for the current named executive officers are determined for each executive based on his position and scope of responsibility. The initial base salaries for our current named executive officers were established in their initial employment agreements or other written arrangements.
     Bonus. Our current named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.
     Our Compensation Committee sets threshold, target and maximum numeric performance goals for each performance metric at or near the beginning of each annual performance period, with input from senior management. These performance goals are based on projected internal plan targets available to the Compensation Committee at that time. Performance metrics are further weighted based on the executive’s responsibility from a global, North American and European perspective. The Compensation Committee believed that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.
     In Fiscal 2009, cash bonuses for our global named executive officers were based on the following performance metrics: same store sales (40%), earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (20%), expense control (15%), and free cash flow (25%). The percentage shown after each performance metric reflects the percentage attributed to the metric by the Compensation Committee for Fiscal 2009. For our European named executive officer, we also included a performance metric for new store sales, and further weighted these performance factors on a global and European basis.
     The performance bonuses earned for Fiscal 2009 were based on the named executive officer meeting or exceeding the following numeric performance goals established by our Compensation Committee at or near the beginning of Fiscal 2009.
Fiscal 2009 Performance Goals

			Adjusted
	Same Store Sales	New Store Sales	EBITDA		Free Cash Flow
Bonus Level	(%)(1)	($ in millions)(2)	($ in millions)(3)	Expense Savings	($ in millions)
Threshold	(4.60)	25	192	At Budget	0

Target	(2.45)	26	206	Budget Savings	19
				of $2 million

Maximum	(0.31)	26	219	Budget Savings	37
				of $4 million

(1)	We include a store in the calculation of same store sales once it has been in operation 60 weeks after its initial opening. The amount in the table represents negative same store sales growth.

(2)	New store sales includes sales from stores opened less than 60 weeks.

(3)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, as adjusted for certain non-recurring and non-cash expenses.

     The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2009, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2009 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. The last column of the table reflects the actual performance bonus earned by the named executive officer for Fiscal 2009.
Fiscal Year 2009 Bonus Table

			Potential
Name	Potential Threshold		Target		Potential Maximum		Actual
Eugene S. Kahn	$675,000(67.5	%)(1)	$1,000,000(100	%)(1)	$1,225,000(122.5	%)(1)	$983,650
Chief Executive Officer

James G. Conroy	$405,000(67.5	%)(1)	$600,000(100	%)(1)	$735,000(122.5	%)(1)	$590,190
President

Kenneth Wilson	$357,667(67.5	%)(1)	$529,876(100	%)(1)	$649,098(122.5	%)(1)	$550,854
President of Claire’s Europe

J. Per Brodin	$132,000(30%)		$264,000(60%)		$396,000(90%)		$302,714
Executive Vice President and Chief Financial Officer

(1)	These percentages were changed from 67.5%, 100% and 122.5% to 50%, 100% and 150%, respectively, for Fiscal 2010.
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
     The Incentive Plan is administered by our Compensation Committee, which has the authority to determine who should be awarded options or shares, the number of shares to be granted or to be subject to an option, the exercise price or purchase price of such awards, and other applicable terms and conditions. Our Compensation Committee has delegated to our Chief Executive Officer the authority to grant options under the Incentive Plan to employees at certain non-senior levels that replace former non-senior employees and also seeks input from our Chief Executive Officer on option grants to employees, other than our Chief Executive Officer. Our board of directors or our Compensation Committee has the power and authority to construe and interpret the Incentive Plan, and their acts are final, conclusive, and binding on all parties.
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
     Management Equity Investments. Our board of directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. With each share received, the management employee is granted an option to purchase an additional fully-vested share of Parent common stock at an exercise price of $10.00 per share. These options are immediately exercisable and expire in seven years. There were no management equity investments by our current named executive officers in Fiscal 2009.
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
     Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. Prior to April 2009, matching contributions under the 401(k) Plan were 50% of the first 4% of eligible compensation that each eligible participant elected to be contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that was attributable to matching contributions vested as follows: 20% after one year of service, 20% after two years of service, 20% after three years of service, 20% after four years of service and 20% after five years of service. However, regardless of the number of years of service, an employee was fully vested in our matching contributions (and the earnings thereon) if the employee retired at age 65 or later, or terminated employment by reason of death or total and permanent disability. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, were permitted. The amounts, if any, of our matching contributions under the 401(k) Plan for Fiscal 2009 for each of the current named executive officers is included in the All Other Compensation column of the Summary Compensation Table. Effective April 2009, we no longer provide matching contributions for any of our employees under our 401(k) plan.
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
     Kenneth Wilson. Pursuant to Mr. Wilson’s employment agreement, either Mr. Wilson or Company may provide the other with a notice of termination, giving the other party 12 months’ written notice. Once notice is received, regardless of by whom it is provided, pursuant to the above, the Company may, at its sole discretion, terminate Mr. Wilson’s employment with immediate effect by paying his base salary and the value of or continuation of benefits (excluding bonus) in lieu of all or the balance of any unexpired period of notice, at the Company’s choice. The right of the Company to make a payment of base salary and benefits (excluding bonus) in lieu of all or part of a notice period does not give rise to any right to receive such a payment or the right to receive any other payment or benefit thereunder. Alternatively, Company may terminate the agreement with immediate effect and without any payment if Mr. Wilson commits gross negligence or a number of other serious breaches of his obligations, as outlined in the agreement. The agreement prohibits Mr. Wilson from engaging in competitive and similar activities and from soliciting clients and customers for up to one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
     Upon termination, however arising, Mr. Wilson shall not be entitled to any compensation for the loss of any rights or benefits under any share option, bonus, long-term incentive plan or other profit sharing or equity scheme operated by the Company in which Mr. Wilson may participate, which rights and benefits shall at all times remain governed by the rules of the relevant plan(s), option agreement, and vesting schedule.
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
Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2009 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.
Peter P. Copses—Chairman
Rohit Manocha
Lance A. Milken
Compensation Committee Interlocks and Insider Participation
     Messrs. Copses, Manocha and Milken were the only members of the compensation committee during FY 2009. No member of the compensation committee is now, or was during FY 2009 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our compensation committee.

Summary Compensation Table
     The following table sets forth information concerning compensation awarded to, earned by or paid to our current named executive officers in Fiscal 2009, 2008, and 2007 for services rendered to us during that time.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Position	Year	($)	($)		($)[1]	($)[2]	($)	($)		($)

Eugene S. Kahn	2009	1,000,000	983,650	(3)	0	0	0	142,229	(4)	2,125,879
Chief Executive Officer	2008	1,000,000	0		0	0	0	132,289	(5)	1,132,289
	2007	688,461	778,994	(6)	750,000	6,296,944	0	67,230	(7)	8,581,629

James G. Conroy(8)	2009	600,000	590,190	(3)	0	346,250	0	15,356	(9)	1,551,796
President	2008	598,846	225,000	(10)	0	0	0	77,483	(11)	901,329
	2007	83,250	150,000	(12)	0	1,941,625	0	0		2,174,875

Kenny Wilson(13)	2009	575,108	769,993	(14)	0	972,800	0	165,156	(15)	2,483,057
President Europe

J. Per Brodin	2009	440,000	302,714	(3)	0	0	0	6,600	(16)	749,314
Executive Vice President	2008	431,538	0		0	502,200	0	6,600	(16)	940,338
and Chief Financial Officer

(1)	Mr. Kahn received a grant of restricted stock of Parent in connection with the consummation of the Merger in 2007. This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of stock awards of Parent common stock granted or purchased in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2009 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(2)	Mr. Kahn received a grant of non-qualified stock options to purchase stock of Parent in connection with the Merger. Messrs. Conroy, Wilson and Brodin received grants of non-qualified stock options to purchase stock of Parent upon employment with the Company. This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock granted in accordance with ASC Topic 718, Compensation — Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (revised), Share–Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2009 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(3)	Represents bonus paid in accordance with the annual numeric performance goals established by our Compensation Committee. See Components of Executive Compensation, Bonus.

(4)	Includes (i) $126,200 for reimbursement of living expenses pursuant to Mr. Kahn’s employment agreement, grossed up for income tax purposes, (ii) $10,200 for automobile allowance, and (iii) $5,829 for life insurance reimbursement.

(5)	Includes (i) $115,289 for reimbursement of living expenses pursuant to Mr. Kahn’s employment agreement, grossed up for income tax purposes, and (ii) $17,000 for automobile allowance.

(6)	Includes a one-time minimum guaranteed incentive bonus of $666,666 and a one-time sign-on bonus of $112,328 pursuant to the terms of Mr. Kahn’s employment agreement.

(7)	Includes (i) $61,280 for reimbursement of living expenses paid pursuant to the terms of Mr. Kahn’s employment agreement, grossed-up for income tax purposes, and (ii) $5,950 for automobile allowance.

(8)	Mr. Conroy became an executive officer on December 13, 2007 and the information included in the table reflects his compensation from that date until our fiscal year end. From May 2007 through December 12, 2007, Mr. Conroy was a consultant to us and received fees of approximately $379,000.

(9)	Includes (i) $10,200 for automobile allowance, and (ii) relocation expenses of $5,157.

(10)	Represents one-time minimum guaranteed incentive bonus pursuant to Mr. Conroy’s employment agreement.

(11)	Includes (i) relocation expenses of $66,433, and (ii) $11,050 for automobile allowance.

(12)	Represents one-time sign-on bonus paid to Mr. Conroy pursuant to the terms of his employment agreement.

(13)	Represents amounts in British in pounds converted to U.S. dollars at applicable average exchange rates.

(14)	Includes (i) one-time minimum guaranteed incentive bonus of $529,877, (ii) additional annual incentive plan bonus of $20,977, and (iii) one-time sign-on bonus of $219,139 pursuant to Mr. Wilson’s employment agreement.

(15)	Includes (i) relocation expenses of $123,361, grossed up for income tax purposes, (ii) salary sacrifice bonus of $16,291, (iii) automobile allowance of $23,742, and (iv) medical and medical insurance expenses of $1,762.

(16)	Represents automobile allowance.

Employment Arrangements with our Executive Officers
Eugene S. Kahn
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
James G. Conroy
     On December 13, 2007, we entered into an employment agreement with our Executive Vice President, James Conroy, containing the following terms: a base salary of $585,000; a bonus opportunity of 75% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 87,500 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Conroy has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Conroy is entitled to expense reimbursement and other customary employee benefits, as well as relocation, including a $150,000 relocation bonus, and temporary housing expenses. Mr. Conroy is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2008 of $225,000. Mr. Conroy has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. In March 2008, Mr. Conroy’s annual base salary was increased to $600,000. In April 2009, Mr. Conroy was promoted to President. Mr. Conroy’s Employment Agreement was amended in connection with such promotion, comprised of the following: (i) extension of the expiration of the initial two-year term of the Employment Agreement from February 28, 2010, to April 30, 2011, (ii) an increase from 75% to 100% for the bonus potential that can be earned under the Company’s Annual Incentive Plan for “target” bonus, (iii) an additional grant of options to purchase an aggregate of 125,000 shares of common stock of the parent of the Company at an exercise price of $10 per share, consisting of 50,000 time-vested options, 50,000 performance-vested options and 25,000 stretch-performance options, and (iv) eligibility to purchase up to an additional 20,000 shares of common stock of the parent of the Company at $10 per share, and to receive a matching option at an exercise price of $10 per share for each share of stock purchased. On May 25, 2010, Mr. Conroy’s employment agreement was further amended to provide for an annual base salary of $665,000, effective May 1, 2010, on the basis of his previous promotion to President in April 2009 and his Fiscal 2010 merit increase. The agreement provides for automatic renewals for successive one-year periods unless either Mr. Conroy or Parent provides notice of non-renewal.
     Pursuant to his Employment Agreement, as described above, Mr. Conroy is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or by Mr. Conroy for good reason.

Kenneth Wilson
     Effective January 18, 2009, we entered into an employment agreement with our President of Europe, Kenneth Wilson, containing the following terms: a base salary of £365,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Wilson has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Wilson is entitled to expense reimbursement and other customary employee benefits, as well as relocation, and temporary housing expenses. Mr. Wilson is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2009 of £365,000. Mr. Wilson was also entitled to receive a conditional sign-on bonus of up to £200,000 of which £152,000 was paid to him in February 2009, upon satisfaction of the conditions agreed to by the Company. Mr. Wilson has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property.
J. Per Brodin
     On February 11, 2008, Mr. Brodin was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer. Mr. Brodin receives an annual base salary of $440,000 and an annual target bonus of 60% of his base salary. The actual amount of the bonus, which will range from 30% to 90% of Mr. Brodin’s base salary, will depend upon the achievement of certain annual performance objectives. Mr. Brodin also received a time option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share and a target performance option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Brodin has the opportunity to purchase up to an additional 25,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option will vest in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Brodin is also entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants, for a period of 12 months following the termination of his employment. On May 25, 2010, Mr. Brodin was promoted to the position of Executive Vice President and Chief Financial Officer. In connection with such promotion, Mr. Brodin’s annual base salary was increased to $490,000, effective May 1, 2010, on the basis of his promotion, his added responsibility over our global Information Technology function and his Fiscal 2010 merit increase.
Grants of Plan-Based Awards in Fiscal 2009
     Option grants to our named executive officers in Fiscal 2009 are set forth below:

					All Other
					Option	Exercise
		Estimated Future Payouts			Awards:	or Base
		Under Equity Incentive			Number	Price of	Grant Date Fair
		Plan Awards			of Securities	Option	Value of Stock and
		Threshold	Target	Maximum	Underlying Options	Awards	Option Awards
Name	Grant Date	(#)	(#)	(#)	(#)(2)	($/Sh)	($)(1)
James G. Conroy
Time Options	4/16/09	—	50,000	—	—	10.00	170,500
Performance Options	4/16/09	—	50,000	—	50,000	10.00	130,000
Stretch Options	4/16/09	—	25,000	—	—	10.00	45,750

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2009 Form 10-K.

(2)	This column shows the number of options to purchase Parent common stock with performance-based vesting requirements granted to the named executive officer in Fiscal 2009, which is also reflected in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column of this table.

Outstanding Equity Awards at End of Fiscal 2009
     The following table provides information about the number of outstanding equity awards held by our current named executive officers and certain former named executive officers at January 30, 2010.
Outstanding Equity Awards at January 30, 2010

	Option Awards				Stock Awards
	Number of
	Securities	Number of			Number of	Market Value of
	Underlying	Securities			Shares or	Shares or
	Unexercised	Underlying			Units of Stock	Units of Stock
	Options	Unexercised	Option		That Have	That Have
	Exercisable	Options	Exercise Price	Option	Not Vested	Not Vested
Name	(#)	Unexercisable (#)	($)	Expiration Date	(#)	($)
Eugene S. Kahn Restricted Shares					37,500	375,000	(5)
Time Options(1)	238,720	238,720	10.00	5/29/2014
Performance Options(2)		477,440	10.00	5/29/2014
Stretch Options(3)		298,400	10.00	5/29/2014
Management Investment Options(4)	100,000		10.00	5/29/2014

James G. Conroy Time Options(1)	87,500	137,500	10.00	(6)
Performance Options(2)		225,000	10.00	(7)
Stretch Options(3)		112,500	10.00	(8)

Kenneth Wilson Time Options(1)	40,000	120,000	10.00	1/18/2016
Performance Options(2)		160,000	10.00	1/18/2016
Stretch Options(3)		80,000	10.00	1/18/2016

J. Per Brodin Time Options(1)	30,000	30,000	10.00	2/11/2015
Performance Options(2)		60,000	10.00	2/11/2015

(1)	The time option becomes vested and exercisable in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.

(2)	The target performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the target performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter.

(3)	The stretch performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance option will vest and become exercisable in two equal annual installments on each of the first two anniversaries of the Measurement Date, subject to acceleration in the event of a change in control or a specified liquidity event, as set forth in the option grant letter. Prior to a qualified initial public offering with gross proceeds of not less than $300.0 million, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to a qualified initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the sum of (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) Parent’s debt as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by the Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date.

(4)	The management investment options are fully-vested.

(5)	Valued at original exercise price of $10.00 per share.

(6)	Unexercisable time options include: (i) 87,500 options expiring 12/13/2014, and (ii) 50,000 options expiring 4/16/2016.

(7)	Unexercisable performance options include: (i) 175,000 options expiring 12/13/2014, and (ii) 50,000 options expiring 4/16/2016.

(8)	Unexercisable stretch options include: (i) 87,500 options expiring 12/13/2014, and (ii) 25,000 options expiring 4/16/2016.

Option Exercises and Stock Vested in Fiscal 2009
None of our named executive officers exercised any options during Fiscal 2009. The following table sets forth information with respect to restricted stock held by our named executive officers that vested during Fiscal 2009.

	Stock Awards
	Number of Shares acquired on	Value realized on Vesting
Name	Vesting (#)	($)(1)
Eugene S. Kahn	18,750	187,500(1)

(1)	Valued at original exercise price of $10.00 per share.
Nonqualified Deferred Compensation
     The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.
Potential Payments Upon Termination or Change-In-Control
     See “Compensation Discussion and Analysis—Employment Arrangements with our Executive Officers” for a description of the potential payments to our named executive officers upon termination or change-in-control.
Compensation of Directors
     Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Peter Copses and Lance Milken for their services as directors are paid to Apollo, and fees paid to Rohit Manocha for his services as a director are paid to Tri-Artisan.
The total compensation of our non-employee directors earned for FY 2009 is shown in the following table.

Fees Earned
or Paid in
Cash(1)
Name	($)
Peter P. Copses (2)	67,000
Robert J. DiNicola	58,000
George G. Golleher	56,000
Rohit Manocha (3)	67,000
Ron Marshall	65,000
Lance A. Milken(2)	67,000

(1)	Includes annual retainer fees and committee fees.

(2)	Fees paid to Apollo.

(3)	Fees paid to Tri-Artisan Capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The Company’s parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.
     The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and officers as a group, at January 30, 2010:

Name of Beneficial Owner (1)	Number of Shares		Percentage(2)
Apollo Management VI, L.P.	59,467,500	(3)	98.2
Peter P. Copses(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Eugene S. Kahn(5)	513,720	(7)	*
Rohit Manocha (3) (5)	20,000	(8)	*
Ron Marshall(5)	20,000	(8)	*
Lance A. Milken(3)(4)	—		—
James G. Conroy	87,500	(9)	*
Kenneth Wilson	40,000	(10)	*
J. Per Brodin	30,000	(11)	*
All officers and directors as a group (10 persons)	951,220		1.6

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing.

(2)	These percentages are calculated on the basis of 60,586,500 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, “Apollo Claire’s”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and Apollo Claire’s. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Each of AIF VI, Apollo Claire’s, Management VI, AIF VI LLC, Apollo Management, Management GP, AMH, and AMH GP (collectively, the “Apollo Entities”) disclaim beneficial ownership of all shares of Claire’s Inc. common stock held of record or beneficially owned by any of the Apollo Entities, except to the extent of any pecuniary interest therein. The address of AIF VI and Apollo Claire’s is c/o Apollo Management, One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP is c/o Apollo Management, L.P., 9 West 57th St., New York, New York 10019. Leon Black, Joshua Harris and Marc Rowan are the managers and executive officers of AMH GP and as such effectively have the power to exercise voting and investment control with respect to the shares of our common stock held of record or beneficially owned by any of the Apollo Entities. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address of Messrs. Black, Harris and Rowan is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Each of Messers. Copses, and Milken, who are partners or principals of Apollo, disclaim beneficial ownership of any shares of Claire’s Inc. that may be deemed beneficially owned by the Apollo Entities.

(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.

(5)	The address for each of Messrs. DiNicola, Golleher, Kahn, Manocha, Marshall, Conroy, Wilson and Bordin is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.

(6)	Includes fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes (i) 100,000 owned shares, (ii) 75,000 restricted shares of common stock, of which 37,500 shares remain subject to forfeiture pursuant to the terms of the grant, (iii) a fully-vested option to purchase 100,000 shares of common stock, and (iv) a fully-vested time-vested option to purchase 238,720 shares.

(8)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.

(9)	Includes fully-vested option to purchase 87,500 shares.

(10)	Includes fully-vested option to purchase 40,000 shares.

(11)	Includes fully-vested option to purchase 30,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Management Fee
     Upon consummation of the Merger, the Company entered into a management services agreement with Apollo and Tri-Artisan Capital Partners, LLC, or Tri-Artisan, a member of one of Apollo’s co-investment vehicles. Under this management services agreement, Apollo and Tri-Artisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Apollo receives $2,615,449 of this annual fee and Tri-Artisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of Tri-Artisan. Under this management services agreement, Apollo also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo. Under this management services agreement, we also agreed to provide customary indemnification.
Stockholders Agreement
     Bauble Holdings, Corp. and Apollo have entered into a stockholders agreement that sets forth applicable provisions relating to the management and ownership of Bauble Holdings, Corp. and its subsidiaries, including the right of Tri-Artisan (a member of one of Apollo’s co-investment vehicles) to appoint one of the members of Claire’s board of directors and the right of Apollo to appoint the remaining members of Claire’s board of directors. In addition, the stockholders agreement contains customary information rights, drag along rights, tag along rights, preemptive rights, registration rights and restrictions on the transfer of Claire’s common stock.
Consulting Fees
     The Company paid store planning and retail design consulting fees to a company owned by the brother-in-law of James Conroy, the President of Claire’s. For Fiscal 2009, the Company paid fees of approximately $0.9 million, which included third party and reimbursable charges of $0.1 million. The consulting arrangement was entered into during Fiscal 2008 and the fees paid during that period were not significant. This transaction was approved by the Audit Committee of the Board of Directors.
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
Director Independence
     We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1, 2010, Apollo Management VI, L.P. beneficially owned 98.2% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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
Fees Paid To Our Independent Registered Public Accounting Firm
     We were billed or expect to be billed an aggregate of $2,114,200 and $1,211,432 by KPMG LLP for Fiscal 2008 and Fiscal 2009, respectively, as follows:
Audit Fees
     For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $2,103,000 and $1,206,432 for Fiscal 2008 and Fiscal 2009, respectively.
Audit-Related Fees
     For professional services related to audits of turnover certificates for Claire’s Accessories UK Ltd. and Claire’s France S.A.S., $9,500 for Fiscal 2008.
     For professional services related to SEC comment letters, $3,500 for Fiscal 2009.
Tax Fees
     For tax compliance, $0 for Fiscal 2008 and Fiscal 2009.
All Other Fees
For license for tax compliance software, $1,700 and $1,500 for Fiscal 2008 and Fiscal 2009, respectively.
Pre-Approval Policies and Procedures
     We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2007, Fiscal 2008 and Fiscal 2009 were pre-approved by the audit committee.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
     3. Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.*

3.2	By-laws of Claire’s Stores, Inc.*

3.3	Certificate of Incorporation of Afterthoughts Merchandising Corp.*

3.4	By-laws of Afterthoughts Merchandising Corp.*

3.5	Certificate of Incorporation of BMS Distributing Corp.*

3.6	By-laws of BMS Distributing Corp.*

3.7	Certificate of Incorporation of CBI Distributing Corp.*

3.8	By-laws of CBI Distributing Corp.*

3.9	Articles of Incorporation of Claire’s Boutiques, Inc.*

3.10	By-laws of Claire’s Boutiques, Inc.*

3.11	Certificate of Incorporation of Claire’s Canada Corp.*

3.12	By-laws of Claire’s Canada Corp.*

3.13	Certificate of Incorporation of Claire’s Puerto Rico Corp.*

3.14	By-laws of Claire’s Puerto Rico Corp.*

3.15	Certificate of Incorporation of Sassy Doo!, Inc.*

3.16	By-laws of Sassy Doo!, Inc.*

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee*

4.7	Form of 9.25% Senior Notes due 2015*

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015*

4.9	Form of 10.50% Senior Subordinated Notes due 2017*

4.10	Senior Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

4.11	Senior Subordinated Notes Registration Rights Agreement, dated May 29, 2007, by and among Claire’s Stores, Inc., the Guarantors listed on Schedule I thereto and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, Lehman Brothers Inc., ABN AMRO Incorporated, Mizuho Securities USA Inc. and Natexis Bleichroeder Inc.*

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers*

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC*

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007*

10.4	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option)*

10.5	Standard Form of Option Grant Letter (Target Performance Option)*

10.6	Standard Form of Director Option Grant Letter*

10.7	Employment Agreement with Eugene S. Kahn*

10.8	Employment Agreement with James Conroy*

10.9	Amendment to Employment Agreement with James Conroy**

10.10	Second Amendment to Employment Agreement with James Conroy+

10.11	Employment Agreement with Kenneth Wilson***

10.12	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. ****

21.1	Subsidiaries of Claire’s Stores, Inc.*****

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)+

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)+

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

(*)	Filed previously as an exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(**)	Filed previously as an exhibit to Form 8-K filed by the Company on April 22, 2009.

(***)	Filed previously as an exhibit to Form 10-K/A filed by the Company on May 27, 2009.

(****)	Filed previously as an exhibit to Form 8-K filed by the Company date February 25, 2010.

(*****)	Filed previously as an exhibit to Form 10-K filed by the Company on April 13, 2010.

+	Filed herewith

++	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
June 1, 2010	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer (principal executive officer)

June 1, 2010	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)