Form 10-Q
period 2010-07-31
CLAIRES STORES INC
filed 2010-09-07
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 1, 2010, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of July 31, 2010 and January 30, 2010	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended July 31, 2010 and August 1, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2010 and August 1, 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

SIGNATURE PAGE	33

Ex-31.1 Section 302 Certification of CEO	35
Ex-31.2 Section 302 Certification of CFO	36
Ex-32.1 Section 906 Certification of CEO	37
Ex-32.2 Section 906 Certification of CFO	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	January 30, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$160,132	$198,708
Inventories	127,768	110,338
Prepaid expenses	32,383	32,873
Other current assets	23,298	28,236

Total current assets	343,581	370,155

Property and equipment:
Land and building	—	19,318
Furniture, fixtures and equipment	171,796	162,602
Leasehold improvements	231,676	228,503

	403,472	410,423
Less accumulated depreciation and amortization	(204,350)	(182,439)

	199,122	227,984

Leased property under capital leases:
Building	18,055	—
Less accumulated depreciation and amortization	(451)	—

	17,604	—

Intangible assets, net of accumulated amortization of $38,063 and $32,532, respectively	570,357	580,027
Deferred financing costs, net of accumulated amortization of $36,282 and $29,949, respectively	41,308	47,641
Other assets	40,601	58,242
Goodwill	1,550,056	1,550,056

	2,202,322	2,235,966

Total assets	$2,762,629	$2,834,105

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$56,336	$45,660
Current portion of long-term debt	14,500	14,500
Income taxes payable	7,258	10,272
Accrued interest payable	9,032	14,644
Accrued expenses and other current liabilities	96,246	96,436

Total current liabilities	183,372	181,512

Long-term debt	2,253,989	2,313,378
Revolving credit facility	194,000	194,000
Obligations under capital leases	17,290	—
Deferred tax liability	120,815	122,145
Deferred rent expense	23,842	22,082
Unfavorable lease obligations and other long-term liabilities	31,648	35,630

	2,641,584	2,687,235

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,627	616,086
Accumulated other comprehensive income (loss), net of tax	(6,956)	2,625
Retained deficit	(673,998)	(653,353)

	(62,327)	(34,642)

Total liabilities and stockholder’s deficit	$2,762,629	$2,834,105

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$334,233	$314,196	$656,310	$607,294
Cost of sales, occupancy and buying expenses	159,220	159,140	317,971	311,495

Gross profit	175,013	155,056	338,339	295,799

Other expenses (income):
Selling, general and administrative	124,257	109,761	243,061	217,054
Depreciation and amortization	15,856	18,703	32,222	36,858
Severance and transaction-related costs	212	25	314	374
Other expense (income), net	1,072	(722)	1,517	(308)

	141,397	127,767	277,114	253,978

Operating income	33,616	27,289	61,225	41,821
Gain on early debt extinguishment	6,249	17,104	10,736	17,104
Impairment of equity investment	6,030	—	6,030	—
Interest expense, net	40,573	45,329	83,336	90,563

Loss before income tax expense	(6,738)	(936)	(17,405)	(31,638)
Income tax expense	1,607	2,797	3,240	1,118

Net loss	$(8,345)	$(3,733)	$(20,645)	$(32,756)

Net loss	$(8,345)	$(3,733)	$(20,645)	$(32,756)
Foreign currency translation and interest rate swap adjustments, net of tax	2,513	20,414	(9)	25,599
Reclassification of foreign currency translation adjustments in net loss	(9,572)	—	(9,572)	—

Comprehensive income (loss)	$(15,404)	$16,681	$(30,226)	$(7,157)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months	Six Months
	Ended	Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net loss	$(20,645)	$(32,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,222	36,858
Impairment	6,030	—
Amortization of lease rights and other assets	1,610	1,008
Amortization of debt issuance costs	5,038	5,256
Payment in kind interest expense	19,003	19,576
Net accretion of favorable (unfavorable) lease obligations	(786)	(1,103)
Loss on sale/retirement of property and equipment, net	366	8
Gain on early debt extinguishment	(10,736)	(17,104)
Gain on sale of intangible assets/lease rights	—	(598)
Stock compensation expense	2,541	2,892
(Increase) decrease in:
Inventories	(18,501)	(763)
Prepaid expenses	917	(8,958)
Other assets	3,945	996
Increase (decrease) in:
Trade accounts payable	10,074	(1,280)
Income taxes payable	(2,590)	(1,347)
Accrued interest payable	(5,612)	(266)
Accrued expenses and other liabilities	8,974	(7,021)
Deferred income taxes	(352)	2,087
Deferred rent expense	1,878	2,029

Net cash provided by (used in) operating activities	33,376	(486)

Cash flows from investing activities:
Acquisition of property and equipment, net	(19,556)	(11,101)
Acquisition of intangible assets/lease rights	(524)	(419)
Proceeds from sale of intangible assets/lease rights	—	1,638
Proceeds from sale of property	16,765	—

Net cash used in investing activities	(3,315)	(9,882)

Cash flows from financing activities:
Credit facility payments	(7,250)	(7,250)
Note purchases	(59,112)	(10,036)
Principal payments on capital leases	(765)	—

Net cash used in financing activities	(67,127)	(17,286)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,510)	5,430

Net decrease in cash and cash equivalents	(38,576)	(22,224)
Cash and cash equivalents at beginning of period	198,708	204,574

Cash and cash equivalents at end of period	$160,132	$182,350

Supplemental disclosure of cash flow information:

Income taxes paid	$5,829	$1,981
Interest paid	65,232	66,033
Property acquired under capital lease	18,055	—
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
The Company has evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through the day the financial statements were issued. On September 2, 2010, the Company converted its 50:50 joint venture with Aeon Co., Ltd. (“Aeon”) into a license arrangement for stores in Japan only. As a result, the Company now owns the full and exclusive rights to operate Claire’s stores in all of Asia excluding Japan. The parties also agreed to operate Claire’s Nippon under a new license agreement, to replace the existing merchandising agreement and to amend the buying agency agreement. See Note 7 for related fair value and impairment charge disclosure on the investment in Claire’s Nippon.
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
The Unaudited Condensed Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current period presentation.
3. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. Within its North American division, the Company accounts for the goods it sells to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within its European division, the franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. These stores will now operate as licensed stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North American division.
Net sales and operating income for the three and six months ended July 31, 2010 and August 1, 2009 are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales:
North America	$210,087	$193,165	$422,686	$389,609
Europe	124,146	121,031	233,624	217,685

Total net sales	334,233	314,196	656,310	607,294

Depreciation and amortization:
North America	10,402	12,682	20,909	25,249
Europe	5,454	6,021	11,313	11,609

Total depreciation and amortization	15,856	18,703	32,222	36,858

Operating income for reportable segments:
North America	19,368	12,663	43,771	28,792
Europe	14,460	14,651	17,768	13,403

Total operating income for reportable segments	33,828	27,314	61,539	42,195
Severance and transaction-related costs	212	25	314	374

Net consolidated operating income	33,616	27,289	61,225	41,821
Gain on early debt extinguishment	6,249	17,104	10,736	17,104
Impairment of equity investment	6,030	—	6,030	—
Interest expense, net	40,573	45,329	83,336	90,563

Net consolidated loss before income tax expense	$(6,738)	$(936)	$(17,405)	$(31,638)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0.2 million and $0 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and $0.3 million and $0.4 million for the six months ended July 31, 2010 and August 1, 2009, respectively.
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
Note Purchases
The following is a summary of the Company’s debt repurchase activity for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010		July 31, 2010
	Principal	Purchase	Principal	Purchase
Note Purchased	Amount	Price	Amount	Price
Senior Subordinated Notes	$7,000	$5,935	$22,625	$17,799
Senior Toggle Notes	41,623	36,328	47,623	41,313

	$48,623	$42,263	$70,248	$59,112

	Three Months Ended		Six Months Ended
	August 1, 2009		August 1, 2009
	Principal	Purchase	Principal	Purchase
Note Purchased	Amount	Price	Amount	Price
Senior Subordinated Notes	$27,838	$10,036	$27,838	$10,036

See Note 7 for related fair value disclosure on debt.

5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the six months ended July 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at January 30, 2010	6,272,110	$10.00	3.8	—
Options granted	564,000	$10.00	6.8	—
Options exercised	—			—
Options forfeited or expired	(270,097)	$10.00	4.0	—

Outstanding at July 31, 2010	6,566,013	$10.00	4.1	—

Exercisable at July 31, 2010	2,211,069	$10.00	4.1	—

The weighted average grant date fair value of options granted during the six months ended July 31, 2010 and August 1, 2009 was $3.00 and $2.92, respectively.
During the three and six months ended July 31, 2010 and August 1, 2009, the Company recorded stock-based compensation and additional paid-in capital relating to stock-based compensation of approximately $1.3 million, $2.5 million, $2.4 million and $2.9 million, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
6. Income Taxes
The effective income tax rate was (23.8)% and (18.6)% for the three and six months ended July 31, 2010, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended July 31, 2010 by the Company’s U.S. operations.
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
On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge.
The Company entered into three interest rate swap agreements in July 2007 (the “Swaps”) to manage exposure to fluctuations in interest rates. Those Swaps expired on June 30, 2010. The Swaps represented contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. The Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the Swaps ranged from 4.96% to 5.25%. The Swaps were designated and accounted for as cash flow hedges.
For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the accompanying Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings for the three and six months ended July 31, 2010, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
The fair value of the Company’s interest rate swaps represent the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company included credit valuation adjustment risk in the calculation of fair value for the Swaps entered into in July 2007. The Swap entered into on July 28, 2010 is collateralized by cash and thus the Company does not make any credit-related valuation adjustments. A 10 basis point decline in the three year LIBOR below 1.2235% would require the Company to increase the collateral posted by approximately $0.6 million in addition to the $2.0 million initial collateral requirement. Any future increases in the three year LIBOR would result in the release of collateral. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.
The following tables summarize the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at July 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,462,489)	$(2,077,959)	$—	$—
Interest rate swap	$(1,002)	$—	$(1,002)	$—

		Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,521,878)	$(1,952,832)	$—	$—
Interest rate swaps	$(8,752)	$—	$(8,752)	$—
The fair value of the interest rate swaps is included in “Accrued expenses and other current liabilities” and is recorded, net of tax of approximately $0 and $5.7 million, as a component in “Accumulated other comprehensive income (loss), net of tax” as of July 31, 2010 and January 30, 2010, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

Location of Gain or
			(Loss) Reclassified	Amount of Gain or (Loss)
Derivatives in	Amount of Gain or (Loss)		from Accumulated	Reclassified from Accumulated
Cash Flow Hedging	Recognized in OCI on Derivative		OCI into Income	OCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Three months ended			Three months ended
	July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009
Interest rate swaps	$2,590	$1,163	Interest expense, net	$(3,447)	$(4,595)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Location of Gain or
			(Loss) Reclassified	Amount of Gain or (Loss)
Derivatives in Cash	Amount of Gain or (Loss)		from Accumulated	Reclassified from Accumulated
Flow Hedging	Recognized in OCI on Derivative		OCI into Income	OCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Six months ended			Six months ended
	July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009
Interest rate swaps	$7,749	$1,596	Interest expense, net	$(8,779)	$(8,645)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.5 million to interest expense.

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets and liabilities are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.
The following table summarizes the Company’s assets (liabilities) evaluated using fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at July 31, 2010 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs	Impairment
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Charges (1)
Investment in Claire’s Nippon	$600	$—	$—	$600	$6,030

(1)	Includes legal, tax and valuation costs and reclassification of cumulative translation adjustments from accumulated other comprehensive income (loss) to earnings as impairment charges.
In accordance with Accounting Standards Codification (“ASC”) Subtopic 323-10, Investments — Equity Method and Joint Ventures, the Company is required to perform an assessment of overall other than temporary decrease in investment value when events or circumstances indicate that the carrying value may not be recoverable. The fair value of Claire’s Nippon is based on a discounted cash flow analysis of estimated future operating results. A decrease in business growth, decrease in earnings projections or increase in the discount factor will cause the fair value to decrease. The 2010 precipitous decline in sales, lower margin rates due to markdowns on slow-moving merchandise, and difficulty in cost reduction efforts, coupled with an inability to generate positive cash flow to pay royalties or dividends since inception, prompted the Company to perform a valuation of Claire’s Nippon. Because the expected future cash flows were less than the net carrying value of the investment in Claire’s Nippon, an impairment loss was recognized for the excess of the net carrying value over the estimated fair value. The Company recorded a $6.0 million non-cash impairment charge related to the investment in Claire’s Nippon during the three and six months ended July 31, 2010.
On September 2, 2010, the Company converted its 50:50 joint venture with Aeon into a license arrangement for stores in Japan only. As a result, the Company now owns the full and exclusive rights to operate Claire’s stores in all of Asia excluding Japan. The parties also agreed to operate Claire’s Nippon under a new license agreement, to replace the existing merchandising agreement and to amend the buying agency agreement. In accordance with ASC Subtopic 845-10, Nonmonetary Transactions, the Company measured the conversion based on the fair value of the asset surrendered.
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

9. Related Party Transactions
Included in “Furniture, fixtures and equipment” in the accompanying Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are store architectural planning and retail design fees paid to a company owned by a family member of one of the Company’s executive officers. For the three months ended July 31, 2010 and August 1, 2009, fees of approximately $0.4 million and $0.2 million, respectively, were paid to this company. For the six months ended July 31, 2010 and August 1, 2009, the Company paid fees of approximately $0.6 million and $0.4 million, respectively. The arrangement was entered into during Fiscal 2008. This arrangement was approved by the Audit Committee of the Board of Directors.
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

Condensed Consolidating Balance Sheet
July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109,625	$(5,877)	$56,384	$—	$160,132
Inventories	—	84,905	42,863	—	127,768
Prepaid expenses	1,071	14,082	17,230	—	32,383
Other current assets	27	15,791	7,480	—	23,298

Total current assets	110,723	108,901	123,957	—	343,581

Property and equipment:
Land and building	—	—	—	—	—
Furniture, fixtures and equipment	2,780	113,292	55,724	—	171,796
Leasehold improvements	1,048	139,897	90,731	—	231,676

	3,828	253,189	146,455	—	403,472
Less accumulated depreciation and amortization	(1,870)	(130,998)	(71,482)	—	(204,350)

	1,958	122,191	74,973	—	199,122

Leased property under capital leases:
Building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(451)	—	—	(451)

	—	17,604	—	—	17,604

Intercompany receivables	—	276,120	—	(276,120)	—
Investment in subsidiaries	2,251,576	(67,213)	—	(2,184,363)	—
Intangible assets, net	286,000	11,020	273,337	—	570,357
Deferred financing costs, net	41,308	—	—	—	41,308
Other assets	125	4,584	35,892	—	40,601
Goodwill	—	1,235,650	314,406	—	1,550,056

	2,579,009	1,460,161	623,635	(2,460,483)	2,202,322

Total assets	$2,691,690	$1,708,857	$822,565	$(2,460,483)	$2,762,629

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,710	$25,653	$27,973	$—	$56,336
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	(237)	7,495	—	7,258
Accrued interest payable	9,032	—	—	—	9,032
Accrued expenses and other current liabilities	16,187	35,856	44,203	—	96,246

Total current liabilities	42,429	61,272	79,671	—	183,372

Intercompany payables	263,599	—	12,521	(276,120)	—
Long-term debt	2,253,989	—	—	—	2,253,989
Revolving credit facility	194,000	—	—	—	194,000
Obligations under capital leases	—	17,290	—	—	17,290
Deferred tax liability	—	106,069	14,746	—	120,815
Deferred rent expense	—	16,211	7,631	—	23,842
Unfavorable lease obligations and other long-term liabilities	—	29,924	1,724	—	31,648

	2,711,588	169,494	36,622	(276,120)	2,641,584

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,627	1,445,795	876,798	(2,322,593)	618,627
Accumulated other comprehensive income (loss), net of tax	(6,956)	3,011	(14,029)	11,018	(6,956)
Retained earnings (deficit)	(673,998)	28,918	(156,499)	127,581	(673,998)

	(62,327)	1,478,091	706,272	(2,184,363)	(62,327)

Total liabilities and stockholder’s equity (deficit)	$2,691,690	$1,708,857	$822,565	$(2,460,483)	$2,762,629

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$370,817	$139,401	$(175,985)	$334,233
Cost of sales, occupancy and buying expenses	1,382	269,932	63,891	(175,985)	159,220

Gross profit	(1,382)	100,885	75,510	—	175,013

Other expenses (income):
Selling, general and administrative	9,054	64,422	50,781	—	124,257
Depreciation and amortization	155	9,576	6,125	—	15,856
Severance and transaction-related costs	212	—	—	—	212
Other (income) expense	(7,322)	6,054	2,340	—	1,072

	2,099	80,052	59,246	—	141,397

Operating income (loss)	(3,481)	20,833	16,264	—	33,616
Gain on early debt extinguishment	6,249	—	—	—	6,249
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	40,418	175	(20)	—	40,573

Income (loss) before income taxes	(37,650)	14,628	16,284	—	(6,738)
Income tax expense (benefit)	—	(932)	2,539	—	1,607

Income (loss) from continuing operations	(37,650)	15,560	13,745	—	(8,345)
Equity in earnings of subsidiaries	29,305	282	—	(29,587)	—

Net income (loss)	(8,345)	15,842	13,745	(29,587)	(8,345)
Foreign currency translation and interest rate swap adjustments, net of tax	2,513	(8,521)	(644)	9,165	2,513
Reclassification of foreign currency translation adjustments in net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(15,404)	$(2,251)	$13,101	$(10,850)	$(15,404)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$335,542	$133,730	$(155,076)	$314,196
Cost of sales, occupancy and buying expenses	—	249,900	64,316	(155,076)	159,140

Gross profit	—	85,642	69,414	—	155,056

Other expenses (income):
Selling, general and administrative	7,717	55,417	46,627	—	109,761
Depreciation and amortization	369	11,548	6,786	—	18,703
Severance and transaction-related costs	25	—	—	—	25
Other (income) expense	(3,571)	4,881	(2,032)	—	(722)

	4,540	71,846	51,381	—	127,767

Operating income (loss)	(4,540)	13,796	18,033	—	27,289
Gain on early debt extinguishment	17,104	—	—	—	17,104
Interest expense (income), net	45,338	(13)	4	—	45,329

Income (loss) before income taxes	(32,774)	13,809	18,029	—	(936)
Income tax expense (benefit)	(174)	1,470	1,501	—	2,797

Income (loss) from continuing operations	(32,600)	12,339	16,528	—	(3,733)
Equity in earnings of subsidiaries	28,867	706	—	(29,573)	—

Net income (loss)	(3,733)	13,045	16,528	(29,573)	(3,733)
Foreign currency translation and interest rate swap adjustments, net of tax	20,414	2,315	18,339	(20,654)	20,414

Comprehensive income	$16,681	$15,360	$34,867	$(50,227)	$16,681

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$726,606	$262,886	$(333,182)	$656,310
Cost of sales, occupancy and buying expenses	2,657	523,116	125,380	(333,182)	317,971

Gross profit	(2,657)	203,490	137,506	—	338,339

Other expenses (income):
Selling, general and administrative	17,486	125,787	99,788	—	243,061
Depreciation and amortization	287	19,214	12,721	—	32,222
Severance and transaction-related costs	314	—	—	—	314
Other (income) expense	(13,197)	8,366	6,348	—	1,517

	4,890	153,367	118,857	—	277,114

Operating income (loss)	(7,547)	50,123	18,649	—	61,225
Gain on early debt extinguishment	10,736	—	—	—	10,736
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	83,163	182	(9)	—	83,336

Income (loss) before income taxes	(79,974)	43,911	18,658	—	(17,405)
Income tax expense (benefit)	23	(316)	3,533	—	3,240

Income (loss) from continuing operations	(79,997)	44,227	15,125	—	(20,645)
Equity in earnings of subsidiaries	59,352	235	—	(59,587)	—

Net income (loss)	(20,645)	44,462	15,125	(59,587)	(20,645)
Foreign currency translation and interest rate swap adjustments, net of tax	(9)	911	(9,895)	8,984	(9)
Reclassification of foreign currency translation adjustments in net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(30,226)	$35,801	$5,230	$(41,031)	$(30,226)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$661,525	$241,197	$(295,428)	$607,294
Cost of sales, occupancy and buying expenses	—	485,080	121,843	(295,428)	311,495

Gross profit	—	176,445	119,354	—	295,799

Other expenses (income):
Selling, general and administrative	13,987	112,749	90,318	—	217,054
Depreciation and amortization	1,113	22,621	13,124	—	36,858
Severance and transaction-related costs	374	—	—	—	374
Other (income) expense	(6,238)	9,483	(3,553)	—	(308)

	9,236	144,853	99,889	—	253,978

Operating income (loss)	(9,236)	31,592	19,465	—	41,821
Gain on early debt extinguishment	17,104	—	—	—	17,104
Interest expense (income), net	90,618	(13)	(42)	—	90,563

Income (loss) before income taxes	(82,750)	31,605	19,507	—	(31,638)
Income tax expense (benefit)	(174)	1,848	(556)	—	1,118

Income (loss) from continuing operations	(82,576)	29,757	20,063	—	(32,756)
Equity in earnings of subsidiaries	49,820	1,272	—	(51,092)	—

Net income (loss)	(32,756)	31,029	20,063	(51,092)	(32,756)
Foreign currency translation and interest rate swap adjustments, net of tax	25,599	4,049	25,849	(29,898)	25,599

Comprehensive income (loss)	$(7,157)	$35,078	$45,912	$(80,990)	$(7,157)

Condensed Consolidating Statement of Cash Flows
Six Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,645)	$44,462	$15,125	$(59,587)	$(20,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,352)	(235)	—	59,587	—
Depreciation and amortization	287	19,214	12,721	—	32,222
Impairment	—	6,030	—	—	6,030
Amortization of lease rights and other assets	—	25	1,585	—	1,610
Amortization of debt issuance costs	5,038	—	—	—	5,038
Payment in kind interest expense	19,003	—	—	—	19,003
Net accretion of favorable (unfavorable) lease obligations	—	(1,023)	237	—	(786)
Loss on sale/retirement of property and equipment, net	—	366	—	—	366
Gain on early debt extinguishment	(10,736)	—	—	—	(10,736)
Stock compensation expense	1,924	—	617	—	2,541
(Increase) decrease in:
Inventories	—	(11,003)	(7,498)	—	(18,501)
Prepaid expenses	(561)	133	1,345	—	917
Other assets	1,220	5,110	(2,385)	—	3,945
Increase (decrease) in:
Trade accounts payable	374	5,867	3,833	—	10,074
Income taxes payable	—	(255)	(2,335)	—	(2,590)
Accrued interest payable	(5,612)	—	—	—	(5,612)
Accrued expenses and other liabilities	1,556	2,298	5,120	—	8,974
Deferred income taxes	—	(407)	55	—	(352)
Deferred rent expense	(107)	1,254	731	—	1,878

Net cash provided by (used in) operating activities	(67,611)	71,836	29,151	—	33,376

Cash flows from investing activities:
Acquisition of property and equipment, net	(740)	(7,394)	(11,422)	—	(19,556)
Acquisition of intangible assets/lease rights	—	(63)	(461)	—	(524)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(740)	9,308	(11,883)	—	(3,315)

Cash flows from financing activities:
Credit facility payments	(7,250)	—	—	—	(7,250)
Note purchases	(59,112)	—	—	—	(59,112)
Principal payments on capital leases	—	(765)	—	—	(765)
Intercompany activity, net	135,200	(77,080)	(58,120)	—	—

Net cash provided by (used in) financing activities	68,838	(77,845)	(58,120)	—	(67,127)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,428	(2,938)	—	(1,510)

Net increase (decrease) in cash and cash equivalents	487	4,727	(43,790)	—	(38,576)
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	$109,625	$(5,877)	$56,384	$—	$160,132

Condensed Consolidating Statement of Cash Flows
Six Months Ended August 1, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,756)	$31,029	$20,063	$(51,092)	$(32,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(49,820)	(1,272)	—	51,092	—
Depreciation and amortization	1,113	22,621	13,124	—	36,858
Amortization of lease rights and other assets	—	24	984	—	1,008
Amortization of debt issuance costs	5,256	—	—	—	5,256
Payment in kind interest expense	19,576	—	—	—	19,576
Net accretion of favorable (unfavorable) lease obligations	—	(1,322)	219	—	(1,103)
(Gain) loss on sale / retirement of property and equipment, net	—	8	—	—	8
Gain on early debt extinguishment	(17,104)	—	—	—	(17,104)
Gain on sale of intangible assets/lease rights	—	—	(598)	—	(598)
Stock compensation expense	1,882	—	1,010	—	2,892
(Increase) decrease in:
Inventories	—	(2,766)	2,003	—	(763)
Prepaid expenses	(305)	(1,101)	(7,552)	—	(8,958)
Other assets	1,132	(529)	393	—	996
Increase (decrease) in:
Trade accounts payable	(1,096)	(1,392)	1,208	—	(1,280)
Income taxes payable	—	(164)	(1,183)	—	(1,347)
Accrued interest payable	(263)	—	(3)	—	(266)
Accrued expenses and other liabilities	(7,870)	(143)	992	—	(7,021)
Deferred income taxes	—	1,307	780	—	2,087
Deferred rent expense	(279)	1,620	688	—	2,029

Net cash provided by (used in) operating activities	(80,534)	47,920	32,128	—	(486)

Cash flows from investing activities:
Acquisition of property and equipment, net	(143)	(6,666)	(4,292)	—	(11,101)
Acquisition of intangible assets/lease rights	(13)	(58)	(348)	—	(419)
Proceeds from sale of intangible assets/lease rights	—	—	1,638	—	1,638

Net cash used in investing activities	(156)	(6,724)	(3,002)	—	(9,882)

Cash flows from financing activities:
Credit facility payments	(7,250)	—	—	—	(7,250)
Note purchases	(10,036)	—	—	—	(10,036)
Intercompany activity, net	41,774	(22,145)	(19,629)	—	—

Net cash provided by (used in) financing activities	24,488	(22,145)	(19,629)	—	(17,286)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(150)	5,580	—	5,430

Net increase (decrease) in cash and cash equivalents	(56,202)	18,901	15,077	—	(22,224)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$98,212	$19,112	$65,026	$—	$182,350

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

Business Overview
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of July 31, 2010, we operated a total of 2,954 stores, of which 1,984 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 970 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, and Belgium (our European division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of July 31, 2010, we franchised 201 stores in the Middle East, Turkey, Russia, South Africa, Poland, Greece, Malta and Guatemala under franchising agreements. Within our North American division, we account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within our European division, the franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report.
We also operated 207 stores in Japan through our Claire’s Nippon 50:50 joint venture with Aeon Co., Ltd., as of July 31, 2010. Within our North American division, we accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report. Beginning September 2, 2010, these stores will operate as licensed stores.
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
We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:
•	Accessories – includes fashion accessories for year-round use, including headwear, legwear, attitude glasses, scarves, armwear, and belts, and seasonal use, including sunglasses, sandals, boots, scarves and slippers; and other accessories, including hairgoods, handbags, and small leather goods, as well as cosmetics

•	Jewelry – includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing
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
Consolidated Results of Operations
A summary of our consolidated results of operations for the three and six months ended July 31, 2010 and August 1, 2009 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	July 31, 2010	August 1, 2009
Net sales	$334,233	$314,196
Increase (decrease) in same store sales	8.9%	(6.9)%
Gross profit percentage	52.4%	49.4%
Selling, general and administrative expenses as a percentage of net sales	37.2%	34.9%
Depreciation and amortization as a percentage of net sales	4.7%	6.0%
Operating income	$33,616	$27,289
Gain on early debt extinguishment	$6,249	$17,104
Impairment of equity investment	$6,030	$—
Net loss	$(8,345)	$(3,733)
Number of stores at the end of the period (1)	2,954	2,948

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.

	Six Months	Six Months
	Ended	Ended
	July 31, 2010	August 1, 2009
Net sales	$656,310	$607,294
Increase (decrease) in same store sales	8.2%	(4.7)%
Gross profit percentage	51.6%	48.7%
Selling, general and administrative expenses as a percentage of net sales	37.0%	35.7%
Depreciation and amortization as a percentage of net sales	4.9%	6.1%
Operating income	$61,225	$41,821
Gain on early debt extinguishment	$10,736	$17,104
Impairment of equity investment	$6,030	$—
Net loss	$(20,645)	$(32,756)
Number of stores at the end of the period (1)	2,954	2,948

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
Net sales
Net sales for the three months ended July 31, 2010 increased $20.0 million, or 6.4%, from the three months ended August 1, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by foreign currency translation effect of our foreign locations’ sales and closed stores. Sales would have increased 9.5% excluding the impact from foreign currency rate changes.

Net sales for the six months ended July 31, 2010 increased $49.0 million, or 8.1%, from the six months ended August 1, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by closed stores, reduced shipments to franchisees and foreign currency translation effect of our foreign locations’ sales. Sales would have increased 8.4% excluding the impact from foreign currency rate changes.
For the three months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.9% and an increase in average number of transactions per store of 2.4%.
For the six months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.2% and an increase in average number of transactions per store of 0.8%.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Accessories	51.8	50.2	51.9	49.5
Jewelry	48.2	49.8	48.1	50.5

	100.0	100.0	100.0	100.0

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
During the fiscal 2010 second quarter, gross profit percentage increased 300 basis points to 52.4% compared to the fiscal 2009 second quarter of 49.4%. This increase consisted of a 150 basis point improvement in merchandise margin and a 210 basis point decrease in occupancy costs, offset by a 60 basis point increase in buying and buying-related costs. Merchandise margin benefited by 90 basis points based on the results of our all store North America inventory observation. Merchandise margin also benefited from increased initial mark up and reduced mark downs partially offset by increases in freight. Occupancy costs decreased approximately $2.2 million, but decreased approximately $0.1 million net of foreign currency translation effect. The improvement in occupancy rate is due to the leveraging effect of higher sales.
During the first six months of fiscal 2010, gross profit percentage increased 290 basis points to 51.6% compared to the first six months of fiscal 2009 of 48.7%. This increase consisted of a 130 basis point improvement in merchandise margin and a 190 basis point decrease in occupancy costs, offset by a 30 basis point increase in buying and buying-related costs. Merchandise margin benefited by 50 basis points based on the results of our all store North America inventory observation. Merchandise margin also benefited from increased initial mark up and reduced mark downs partially offset by increases in freight. Occupancy costs decreased approximately $0.4 million with immaterial foreign currency translation effect. The improvement in occupancy rate is due to the leveraging effect of higher sales.
Selling, general and administrative expenses
During the three months ended July 31, 2010, selling, general and administrative expenses increased $14.5 million, or 13.2%, compared to the three months ended August 1, 2009. As a percentage of net sales, selling, general and administrative expenses increased 230 basis points compared to the three months ended August 1, 2009. The majority of this increase was for store expenses, including the all store inventory observation in North America, and increased bonus accruals partially offset by foreign currency exchange rate change effects.
During the six months ended July 31, 2010, selling, general and administrative expenses increased $26.0 million, or 12.0%, compared to the six months ended August 1, 2009. As a percentage of net sales, selling, general and administrative expenses increased 130 basis points compared to the six months ended August 1, 2009. The majority of this increase was for store expenses, including the all store inventory observation in North America, and increased bonus accruals partially offset by foreign currency exchange rate change effects.
Depreciation and amortization expense
Depreciation and amortization expense decreased $2.8 million to $15.9 million during the three months ended July 31, 2010 compared to the three months ended August 1, 2009. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense decreased $4.6 million to $32.2 million during the six months ended July 31, 2010 compared to the six months ended August 1, 2009. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Other (income) expense, net
The following is a summary of other (income) expense activity for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Equity loss	$1,413	$323	$2,529	$1,188
Royalty income	(341)	(360)	(532)	(806)
Gain on sale of assets	—	(598)	—	(598)
Other income	—	(87)	(480)	(92)

	$1,072	$(722)	$1,517	$(308)

Impairment of equity investment
During the second quarter of 2010, the Company recorded a non-cash impairment charge related to the investment in Claire’s Nippon of $6.0 million. There were no other impairment charges recorded during the six months ended July 31, 2010. Recent operating losses prompted us to perform a valuation of Claire’s Nippon.
Interest expense, net
Net interest expense for the three months ended July 31, 2010 aggregated $40.6 million (of which approximately $2.5 million consisted of amortization of deferred debt issuance costs) compared to $45.3 million for the three months ended August 1, 2009. This decrease of $4.8 million is primarily the result of Note purchases and reductions in interest rates on the floating portion of our debt.
Net interest expense for the six months ended July 31, 2010 aggregated $83.3 million (of which approximately $5.0 million consisted of amortization of deferred debt issuance costs) compared to $90.6 million for the six months ended August 1, 2009. This decrease of $7.2 million is primarily the result of Note purchases and reductions in interest rates on the floating portion of our debt.

Income taxes
The effective income tax rate for the three and six months ended July 31, 2010 was (23.8)% and (18.6)%, respectively, compared to (298.8)% and (3.5)% for the three and six months ended August 1, 2009, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended July 31, 2010 and August 1, 2009, respectively, by our U.S. operations.
Segment Operations
We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$210,087	$193,165	$422,686	$389,609
Increase (decrease) in same store sales	9.0%	(9.9)%	8.9%	(6.5)%
Gross profit percentage	52.0%	48.1%	51.8%	48.8%
Number of stores at the end of the period (1)	1,984	2,001	1,984	2,001

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
During the three months ended July 31, 2010, net sales in North America increased $16.9 million, or 8.8%, from the three months ended August 1, 2009. This increase was attributable to an increase in same store sales, foreign currency translation effect of our Canadian operations’ sales and new store sales, partially offset by closed stores and reduced shipments to franchisees. Sales would have increased 8.1% excluding the impact from foreign currency rate changes.
During the six months ended July 31, 2010, net sales in North America increased $33.1 million, or 8.5%, from the six months ended August 1, 2009. This increase was attributable to an increase in same store sales, foreign currency translation effect of our Canadian operations’ sales and new store sales, partially offset by closed stores and reduced shipments to franchisees. Sales would have increased 7.6% excluding the impact from foreign currency rate changes.
For the three months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.1% and an increase in average number of transactions per store of 3.2%.
For the six months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.8% and an increase in average number of transactions per store of 2.8%.
During the fiscal 2010 second quarter, gross profit percentage increased 390 basis points to 52.0% compared to the fiscal 2009 second quarter of 48.1%. This increase consisted of a 220 basis point improvement in merchandise margin and a 230 basis point decrease in occupancy costs, offset by a 60 basis point increase in buying and buying-related costs. Merchandise margin benefited by 140 basis points based on the results of our all store North America inventory observation. The improvement in occupancy rate is due to the leveraging effect of higher sales.

During the first six months of fiscal 2010, gross profit percentage increased 300 basis points to 51.8% compared to the first six months of fiscal 2009 of 48.8%. This increase consisted of a 150 basis point improvement in merchandise margin and a 200 basis point decrease in occupancy costs, offset by a 50 basis point increase in buying and buying-related costs. Merchandise margin benefited by 70 basis points based on the results of our all store North America inventory observation. The improvement in occupancy rate is due to the leveraging effect of higher sales partially offset by foreign currency translation effect.
The following table compares our sales of each product category in North America for the three and six months ended July 31, 2010 and August 1, 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Accessories	46.4	44.6	46.9	43.9
Jewelry	53.6	55.4	53.1	56.1

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$124,146	$121,031	$233,624	$217,685
Increase (decrease) in same store sales	8.7%	(1.6)%	7.0%	(1.3)%
Gross profit percentage	53.0%	51.3%	51.1%	48.6%
Number of stores at the end of the period (1)	970	947	970	947

(1)	Number of stores excludes stores operated under franchise agreements and joint venture stores.
During the three months ended July 31, 2010, net sales in Europe increased $3.1 million, or 2.6%, from the three months ended August 1, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by foreign currency translation of our European operations’ sales and closed stores. Sales would have increased 11.9% excluding the impact from foreign currency rate changes.
During the six months ended July 31, 2010, net sales in Europe increased $15.9 million, or 7.3%, from the six months ended August 1, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by foreign currency translation of our European operations’ sales and closed stores. Sales would have increased 9.8% excluding the impact from foreign currency rate changes.
For the three months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.4% and an increase in average number of transactions per store of 0.8%.
For the six months ended July 31, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 9.9%, partially offset by a decrease in average number of transactions per store of 2.1%.
During the fiscal 2010 second quarter, gross profit percentage increased 170 basis points to 53.0% compared to the fiscal 2009 second quarter of 51.3%. This increase consisted of a 40 basis point improvement in merchandise margin and a 180 basis point decrease in occupancy costs, offset by a 50 basis point increase in buying and buying-related costs. The improvement in occupancy rate is due to the leveraging effect of higher sales partially offset by foreign currency translation effect.

During the first six months of fiscal 2010, gross profit percentage increased 250 basis points to 51.1% compared to the first six months of fiscal 2009 of 48.6%. This increase consisted of an 80 basis point improvement in merchandise margin and a 170 basis point decrease in occupancy costs. The improvement in occupancy rate is due to the leveraging effect of higher sales partially offset by foreign currency translation effect.
The following table compares our sales of each product category in Europe for the three and six months ended July 31, 2010 and August 1, 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
% of Total	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Accessories	60.7	59.0	61.0	59.3
Jewelry	39.3	41.0	39.0	40.7

	100.0	100.0	100.0	100.0

Financial Resources and Liquidity
A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended July 31, 2010 and August 1, 2009 is outlined in the table below (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 31, 2010	August 1, 2009
Operating activities	$33,376	$(486)
Investing activities	(3,315)	(9,882)
Financing activities	(67,127)	(17,286)
Cash flows from operating activities
Cash provided by operating activities increased $33.9 million for the six months ended July 31, 2010 compared to the prior year period. The primary reasons for the increase were a decrease in working capital, excluding cash and cash equivalents, of $22.4 million; an increase in operating income before depreciation and amortization expense of $14.8 million; and lower cash interest payments of $0.8 million; partially offset by higher cash tax payments of $3.8 million.
Cash flows from investing activities
Cash used in investing activities decreased $6.6 million for the six months ended July 31, 2010 compared to the prior year period. In February 2010, we completed a sale-leaseback transaction that generated proceeds of approximately $16.8 million, offset by increased capital expenditures of $8.5 million for the remodeling of existing stores, new store openings, and improvements to technology systems and last year we received $1.6 million from the sale of intangible assets. During the remainder of Fiscal 2010, we expect to fund between $28.0 and $30.0 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities increased $49.8 million for the six months ended July 31, 2010 compared to the prior year period. In both of these periods, we paid $7.3 million for the scheduled principal payments on our Credit Facility. In the six months ended July 31, 2010, we paid $59.1 million to retire $47.6 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes. In the six months ended August 1, 2009, we paid $10.0 million to retire $27.8 million of Senior Subordinated Notes. We also paid $0.8 million in capital lease payments during the six months ended July 31, 2010.
As discussed in our Annual Report on Form 10-K for the year ended January 30, 2010, we elected to pay interest in kind on our Senior Toggle Notes for the interest period from June 2, 2008 through December 1, 2008. We continued the election to pay interest in kind for the interest period from December 2, 2008 through June 1, 2009, the interest period from June 2, 2009 through December 1, 2009, the interest period from December 2, 2009 through June 1, 2010 and the interest period from June 2, 2010 through December 1, 2010. It is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.
Cash position
As of July 31, 2010, we had cash and cash equivalents of $160.1 million and substantially all of such cash equivalents consisted of U.S. Treasury securities.
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
Credit Facility and Notes
Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying Unaudited Condensed Consolidated Balance Sheets as of July 31, 2010.
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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of July 31, 2010, we were in compliance with the covenants under our Notes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of July 31, 2010, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At July 31, 2010, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $(7.8) million and $24.0 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the six months ended July 31, 2010 and August 1, 2009, respectively.
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

Interest Rates
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At July 31, 2010, the estimated fair value of the Swap was a liability of approximately $1.0 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
We entered into three interest rate swap agreements in July 2007 (the “Swaps”) to manage exposure to fluctuations in interest rates. Those Swaps expired on June 30, 2010. The Swaps represented contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. The Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the three Swaps ranged from 4.96% to 5.25%. The Swaps were designated and accounted for as cash flow hedges. At January 30, 2010, the estimated fair value of the Swaps were liabilities of approximately $8.8 million and were recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
At July 31, 2010, we had fixed rate debt of $879.3 million and variable rate debt of $1.60 billion. Based on our variable rate debt balance (less $200.0 million of interest rate swap) as of July 31, 2010, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $14.0 million, net.
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

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLAIRE’S STORES, INC.
September 3, 2010	By:	/s/Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

September 3, 2010	By:	/s/J. Per Brodin
J. Per Brodin, Executive Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.