Form 10-Q
period 2010-10-30
CLAIRES STORES INC
filed 2010-12-06
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Nos. 1-8899 and 333-148108
Claire’s Stores, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0940416

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 West Central Road,
Hoffman Estates, Illinois	60192

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 1, 2010, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of October 30, 2010 and January 30, 2010	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended October 30, 2010 and October 31, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2010 and October 31, 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 6. Exhibits	31

SIGNATURE PAGE	32

Ex-31.1 Section 302 Certification of CEO	34
Ex-31.2 Section 302 Certification of CFO	35
Ex-32.1 Section 906 Certification of CEO	36
Ex-32.2 Section 906 Certification of CFO	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30, 2010	January 30, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$154,055	$198,708
Inventories	160,247	110,338
Prepaid expenses	32,396	32,873
Other current assets	27,278	28,236

Total current assets	373,976	370,155

Property and equipment:
Land and building	—	19,318
Furniture, fixtures and equipment	177,919	162,602
Leasehold improvements	242,020	228,503

	419,939	410,423
Less accumulated depreciation and amortization	(221,219)	(182,439)

	198,720	227,984

Leased property under capital leases:
Land and building	18,055	—
Less accumulated depreciation and amortization	(677)	—

	17,378	—

Intangible assets, net of accumulated amortization of $40,916 and $32,532, respectively	573,389	580,027
Deferred financing costs, net of accumulated amortization of $39,160 and $29,949, respectively	38,430	47,641
Other assets	43,822	58,242
Goodwill	1,550,056	1,550,056

	2,205,697	2,235,966

Total assets	$2,795,771	$2,834,105

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$64,547	$45,660
Current portion of long-term debt	14,500	14,500
Income taxes payable	8,321	10,272
Accrued interest payable	27,032	14,644
Accrued expenses and other current liabilities	104,465	96,436

Total current liabilities	218,865	181,512

Long-term debt	2,235,384	2,313,378
Revolving credit facility	194,000	194,000
Obligations under capital leases	17,290	—
Deferred tax liability	122,075	122,145
Deferred rent expense	25,205	22,082
Unfavorable lease obligations and other long-term liabilities	30,837	35,630

	2,624,791	2,687,235

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,675	616,086
Accumulated other comprehensive income, net of tax	2,791	2,625
Retained deficit	(670,351)	(653,353)

	(47,885)	(34,642)

Total liabilities and stockholder’s deficit	$2,795,771	$2,834,105

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$348,175	$324,404	$1,004,485	$931,698
Cost of sales, occupancy and buying expenses	167,573	159,400	485,544	470,895

Gross profit	180,602	165,004	518,941	460,803

Other expenses:
Selling, general and administrative	123,432	115,823	366,493	332,877
Depreciation and amortization	16,106	17,327	48,328	54,185
Severance and transaction-related costs	121	32	435	406
Other expense (income), net	(553)	(874)	964	(1,182)

	139,106	132,308	416,220	386,286

Operating income	41,496	32,696	102,721	74,517
Gain on early debt extinguishment	2,652	16,096	13,388	33,200
Impairment of equity investment	—	—	6,030	—
Interest expense, net	37,132	43,716	120,468	134,279

Income (loss) before income tax expense	7,016	5,076	(10,389)	(26,562)
Income tax expense	3,369	2,187	6,609	3,305

Net income (loss)	$3,647	$2,889	$(16,998)	$(29,867)

Net income (loss)	$3,647	$2,889	$(16,998)	$(29,867)
Foreign currency translation and interest rate swap adjustments, net of tax	9,747	4,851	9,738	30,450
Reclassification of foreign currency translation adjustments in net loss	—	—	(9,572)	—

Comprehensive income (loss)	$13,394	$7,740	$(16,832)	$583

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net loss	$(16,998)	$(29,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,328	54,185
Impairment	6,030	—
Amortization of lease rights and other assets	2,246	1,513
Amortization of debt issuance costs	7,507	7,845
Payment in kind interest expense	27,837	29,415
Net unfavorable accretion of lease obligations	(1,236)	(1,594)
Loss on sale/retirement of property and equipment, net	632	39
Gain on early debt extinguishment	(13,388)	(33,200)
Gain on sale of intangible assets/lease rights	—	(598)
Stock compensation expense	3,589	4,332
(Increase) decrease in:
Inventories	(48,463)	(30,915)
Prepaid expenses	1,698	(5,193)
Other assets	(3,251)	(5,567)
Increase (decrease) in:
Trade accounts payable	16,505	9,945
Income taxes payable	313	1,749
Accrued interest payable	12,389	15,121
Accrued expenses and other liabilities	12,877	(954)
Deferred income taxes	512	1,578
Deferred rent expense	2,957	2,895

Net cash provided by operating activities	60,084	20,729

Cash flows from investing activities:
Acquisition of property and equipment, net	(29,803)	(17,675)
Acquisition of intangible assets/lease rights	(919)	(484)
Proceeds from sale of intangible assets/lease rights	—	2,154
Proceeds from sale of property	16,765	—

Net cash used in investing activities	(13,957)	(16,005)

Cash flows from financing activities:
Credit facility payments	(10,875)	(10,875)
Note purchases	(79,865)	(36,521)
Principal payments on capital leases	(765)	—

Net cash used in financing activities	(91,505)	(47,396)

Effect of foreign currency exchange rate changes on cash and cash equivalents	725	3,257

Net decrease in cash and cash equivalents	(44,653)	(39,415)
Cash and cash equivalents at beginning of period	198,708	204,574

Cash and cash equivalents at end of period	$154,055	$165,159

Supplemental disclosure of cash flow information:

Income taxes paid	$5,095	$2,719
Interest paid	72,997	81,927
Property acquired under capital lease	18,055	—
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
Capital Leases
Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Unaudited Condensed Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current period presentation.
3. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. Within its North American division, the Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within its European division, the franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other expense (income), net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. These former joint venture stores now operate as licensed stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North American division.
Net sales and operating income for the three and nine months ended October 30, 2010 and October 31, 2009 are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales:
North America	$220,672	$199,867	$643,358	$589,476
Europe	127,503	124,537	361,127	342,222

Total net sales	348,175	324,404	1,004,485	931,698

Depreciation and amortization:
North America	10,344	11,230	31,253	36,479
Europe	5,762	6,097	17,075	17,706

Total depreciation and amortization	16,106	17,327	48,328	54,185

Operating income for reportable segments:
North America	28,449	15,459	72,220	44,251
Europe	13,168	17,269	30,936	30,672

Total operating income for reportable segments	41,617	32,728	103,156	74,923
Severance and transaction-related costs	121	32	435	406

Net consolidated operating income	41,496	32,696	102,721	74,517
Gain on early debt extinguishment	2,652	16,096	13,388	33,200
Impairment of equity investment	—	—	6,030	—
Interest expense, net	37,132	43,716	120,468	134,279

Net consolidated income (loss) before income tax expense	$7,016	$5,076	$(10,389)	$(26,562)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0 and $0 for the three months ended October 30, 2010 and October 31, 2009, respectively, and $0.3 million and $0.4 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.
Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0.1 million and $0 for the three months ended October 30, 2010 and October 31, 2009, respectively, and $0.1 million and $0 for the nine months ended October 30, 2010 and October 31, 2009, respectively.
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
Note Purchases
The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010		October 30, 2010
	Principal	Purchase	Principal	Purchase
Note Purchased	Amount	Price	Amount	Price
Senior Notes	$14,000	$12,268	$14,000	$12,268
Senior Toggle Notes	9,550	8,486	57,173	49,798
Senior Subordinated Notes	—	—	22,625	17,799

	$23,550	$20,754	$93,798	$79,865

	Three Months Ended		Nine Months Ended
	October 31, 2009		October 31, 2009
	Principal	Purchase	Principal	Purchase
Note Purchased	Amount	Price	Amount	Price
Senior Toggle Notes	$27,500	$17,520	$27,500	$17,520
Senior Subordinated Notes	15,000	8,965	42,838	19,001

	$42,500	$26,485	$70,338	$36,521

See Note 7 for related fair value disclosure on debt.

5. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the nine months ended October 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Outstanding at January 30, 2010	6,275,110	$10.00
Options granted	592,500	$10.00
Options exercised	—
Options forfeited or expired	(339,315)	$10.00

Outstanding at October 30, 2010	6,528,295	$10.00	4.5	$—

Exercisable at October 30, 2010	2,106,711	$10.00	4.1	$—

The weighted average grant date fair value of options granted during the nine months ended October 30, 2010 and October 31, 2009 was $3.97 and $2.99, respectively.
During the three and nine months ended October 30, 2010 and October 31, 2009, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $1.1 million, $1.4 million, $3.6 million and $4.3 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
6. Income Taxes
The effective income tax rate was 48.0% and (63.6)% for the three and nine months ended October 30, 2010, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 30, 2010 by the Company’s U.S. operations.
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
For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the accompanying Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings for the three and nine months ended October 30, 2010, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness.
The fair value of the Company’s interest rate swaps represent the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company included credit valuation adjustment risk in the calculation of fair value for the Swaps entered into in July 2007. The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $5.6 million at October 30, 2010. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of October 30, 2010, the three year LIBOR rate was 0.64% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.6 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.
The following tables summarize the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at October 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,443,884)	$(2,173,558)	$—	$—
Interest rate swap	$(3,088)	$—	$(3,088)	$—

		Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Debt and Credit Facility	$(2,521,878)	$(1,952,832)	$—	$—
Interest rate swaps	$(8,752)	$—	$(8,752)	$—
The fair value of the interest rate swaps is included in “Accrued expenses and other current liabilities” and is recorded, net of tax of approximately $0 and $5.7 million, as a component in “Accumulated other comprehensive income (loss), net of tax” as of October 30, 2010 and January 30, 2010, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended			Three months ended
	October 30, 2010	October 31, 2009		October 30, 2010	October 31, 2009
Interest rate swaps	$(2,086)	$2,266	Interest expense, net	$(378)	$(5,275)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended			Nine months ended
	October 30, 2010	October 31, 2009		October 30, 2010	October 31, 2009
Interest rate swaps	$5,663	$3,862	Interest expense, net	$(9,157)	$(13,920)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.9 million to interest expense.

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
The 2010 precipitous decline in sales, lower margin rates due to markdowns on slow-moving merchandise, and difficulty in cost reduction efforts, coupled with an inability to generate positive cash flow to pay royalties or dividends since inception, prompted the Company to perform a valuation of Claire’s Nippon. In accordance with Accounting Standards Codification (“ASC”) Subtopic 323-10, Investments — Equity Method and Joint Ventures, the Company is required to perform an assessment of overall other than temporary decrease in investment value when events or circumstances indicate that the carrying value may not be recoverable. The fair value of Claire’s Nippon is based on a discounted cash flow analysis of estimated future operating results. A decrease in business growth, decrease in earnings projections or increase in the discount factor will cause the fair value to decrease. Because the expected future cash flows were less than the net carrying value of the investment in Claire’s Nippon, an impairment loss was recognized for the excess of the net carrying value over the estimated fair value. The Company recorded a $6.0 million non-cash impairment charge related to the investment in Claire’s Nippon during the fiscal 2010 second quarter.
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

9. Related Party Transactions
Included in “Furniture, fixtures and equipment” in the accompanying Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are store architectural planning and retail design fees paid to a company owned by a family member of one of the Company’s executive officers. For the three months ended October 30, 2010 and October 31, 2009, fees of approximately $0.3 million and $0.3 million, respectively, were paid to this company. For the nine months ended October 30, 2010 and October 31, 2009, the Company paid fees of approximately $0.9 million and $0.6 million, respectively. The arrangement was entered into during Fiscal 2008. This arrangement was approved by the Audit Committee of the Board of Directors.
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

Condensed Consolidating Balance Sheet
October 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$95,976	$(8,615)	$66,694	$—	$154,055
Inventories	—	103,330	56,917	—	160,247
Prepaid expenses	1,536	15,019	15,841	—	32,396
Other current assets	27	18,307	8,944	—	27,278

Total current assets	97,539	128,041	148,396	—	373,976

Property and equipment:
Land and building	—	—	—	—	—
Furniture, fixtures and equipment	3,143	114,668	60,108	—	177,919
Leasehold improvements	1,050	141,161	99,809	—	242,020

	4,193	255,829	159,917	—	419,939
Less accumulated depreciation and amortization	(2,031)	(139,448)	(79,740)	—	(221,219)

	2,162	116,381	80,177	—	198,720

Leased property under capital leases:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(677)	—	—	(677)

	—	17,378	—	—	17,378

Intercompany receivables	—	293,500	—	(293,500)	—
Investment in subsidiaries	2,304,841	(66,132)	—	(2,238,709)	—
Intangible assets, net	285,999	10,752	276,638	—	573,389
Deferred financing costs, net	38,430	—	—	—	38,430
Other assets	127	4,131	39,564	—	43,822
Goodwill	—	1,235,650	314,406	—	1,550,056

	2,629,397	1,477,901	630,608	(2,532,209)	2,205,697

Total assets	$2,729,098	$1,739,701	$859,181	$(2,532,209)	2,795,771

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$2,988	$29,463	$32,096	$—	$64,547
Current portion of long-term debt	14,500	—	—	—	14,500
Income taxes payable	—	(330)	8,651	—	8,321
Accrued interest payable	27,032	—	—	—	27,032
Accrued expenses and other current liabilities	20,341	34,991	49,133	—	104,465

Total current liabilities	64,861	64,124	89,880	—	218,865

Intercompany payables	282,738	—	10,762	(293,500)	—
Long-term debt	2,235,384	—	—	—	2,235,384
Revolving credit facility	194,000	—	—	—	194,000
Obligations under capital leases	—	17,290	—	—	17,290
Deferred tax liability	—	106,613	15,462	—	122,075
Deferred rent expense	—	16,726	8,479	—	25,205
Unfavorable lease obligations and other long-term liabilities	—	29,286	1,551	—	30,837

	2,712,122	169,915	36,254	(293,500)	2,624,791

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,675	1,445,795	876,798	(2,322,593)	619,675
Accumulated other comprehensive income (loss), net of tax	2,791	3,094	(2,564)	(530)	2,791
Retained earnings (deficit)	(670,351)	56,406	(141,189)	84,783	(670,351)

	(47,885)	1,505,662	733,047	(2,238,709)	(47,885)

Total liabilities and stockholder’s equity (deficit)	$2,729,098	$1,739,701	$859,181	$(2,532,209)	$2,795,771

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended October 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$418,244	$144,237	$(214,306)	$348,175
Cost of sales, occupancy and buying expenses	1,088	313,787	67,004	(214,306)	167,573

Gross profit	(1,088)	104,457	77,233	—	180,602

Other expenses:
Selling, general and administrative	8,739	62,757	51,936	—	123,432
Depreciation and amortization	162	9,485	6,459	—	16,106
Severance and transaction-related costs	41	—	80	—	121
Other (income) expense	(6,259)	4,797	909	—	(553)

	2,683	77,039	59,384	—	139,106

Operating income (loss)	(3,771)	27,418	17,849	—	41,496
Gain on early debt extinguishment	2,652	—	—	—	2,652
Interest expense, net	36,667	473	(8)	—	37,132

Income (loss) before income taxes	(37,786)	26,945	17,857	—	7,016
Income tax expense (benefit)	—	822	2,547	—	3,369

Income (loss) from continuing operations	(37,786)	26,123	15,310	—	3,647
Equity in earnings of subsidiaries	41,433	1,365	—	(42,798)	—

Net income	3,647	27,488	15,310	(42,798)	3,647
Foreign currency translation and interest rate swap adjustments, net of tax	9,747	83	11,465	(11,548)	9,747

Comprehensive income	$13,394	$27,571	$26,775	$(54,346)	$13,394

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$381,633	$139,537	$(196,766)	$324,404
Cost of sales, occupancy and buying expenses	—	290,248	65,918	(196,766)	159,400

Gross profit	—	91,385	73,619	—	165,004

Other expenses:
Selling, general and administrative	6,970	63,829	45,024	—	115,823
Depreciation and amortization	163	10,374	6,790	—	17,327
Severance and transaction-related costs	32	—	—	—	32
Other (income) expense	(4,310)	4,328	(892)	—	(874)

	2,855	78,531	50,922	—	132,308

Operating income (loss)	(2,855)	12,854	22,697	—	32,696
Gain on early debt extinguishment	16,096	—	—	—	16,096
Interest expense (income), net	43,714	2	—	—	43,716

Income (loss) before income taxes	(30,473)	12,852	22,697	—	5,076
Income tax expense (benefit)	174	440	1,573	—	2,187

Income (loss) from continuing operations	(30,647)	12,412	21,124	—	2,889
Equity in earnings of subsidiaries	33,536	2,100	—	(35,636)	—

Net income	2,899	14,512	21,124	(35,636)	2,889
Foreign currency translation and interest rate swap adjustments, net of tax	4,851	(194)	1,716	(1,522)	4,851

Comprehensive income	$7,740	$14,318	$22,840	$(37,158)	$7,740

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Nine Months Ended October 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,144,850	$407,123	$(547,488)	$1,004,485
Cost of sales, occupancy and buying expenses	3,745	836,903	192,384	(547,488)	485,544

Gross profit	(3,745)	307,947	214,739	—	518,941

Other expenses:
Selling, general and administrative	26,225	188,544	151,724	—	366,493
Depreciation and amortization	449	28,699	19,180	—	48,328
Severance and transaction-related costs	355	—	80	—	435
Other (income) expense	(19,456)	13,163	7,257	—	964

	7,573	230,406	178,241	—	416,220

Operating income (loss)	(11,318)	77,541	36,498	—	102,721
Gain on early debt extinguishment	13,388	—	—	—	13,388
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	119,830	655	(17)	—	120,468

Income (loss) before income taxes	(117,760)	70,856	36,515	—	(10,389)
Income tax expense	23	506	6,080	—	6,609

Income (loss) from continuing operations	(117,783)	70,350	30,435	—	(16,998)
Equity in earnings of subsidiaries	100,785	1,600	—	(102,385)	—

Net income (loss)	(16,998)	71,950	30,435	(102,385)	(16,998)
Foreign currency translation and interest rate swap adjustments, net of tax	9,738	994	1,570	(2,564)	9,738
Reclassification of foreign currency translation adjustments in net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(16,832)	$63,372	$32,005	$(95,377)	$(16,832)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Nine Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$1,043,158	$380,734	$(492,194)	$931,698
Cost of sales, occupancy and buying expenses	—	775,328	187,761	(492,194)	470,895

Gross profit	—	267,830	192,973	—	460,803

Other expenses:
Selling, general and administrative	20,957	176,578	135,342	—	332,877
Depreciation and amortization	1,276	32,995	19,914	—	54,185
Severance and transaction-related costs	406	—	—	—	406
Other (income) expense	(10,548)	13,811	(4,445)	—	(1,182)

	12,091	223,384	150,811	—	386,286

Operating income (loss)	(12,091)	44,446	42,162	—	74,517
Gain on early debt extinguishment	33,200	—	—	—	33,200
Interest expense (income), net	134,332	(11)	(42)	—	134,279

Income (loss) before income taxes	(113,223)	44,457	42,204	—	(26,562)
Income tax expense	—	2,288	1,017	—	3,305

Income (loss) from continuing operations	(113,223)	42,169	41,187	—	(29,867)
Equity in earnings of subsidiaries	83,356	3,372	—	(86,728)	—

Net income (loss)	(29,867)	45,541	41,187	(86,728)	(29,867)
Foreign currency translation and interest rate swap adjustments, net of tax	30,450	3,855	27,565	(31,420)	30,450

Comprehensive income	$583	$49,396	$68,752	$(118,148)	$583

Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,998)	$71,950	$30,435	$(102,385)	$(16,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(100,785)	(1,600)	—	102,385	—
Depreciation and amortization	449	28,699	19,180	—	48,328
Impairment	—	6,030	—	—	6,030
Amortization of lease rights and other assets	—	29	2,217	—	2,246
Amortization of debt issuance costs	7,507	—	—	—	7,507
Payment in kind interest expense	27,837	—	—	—	27,837
Net accretion of favorable (unfavorable) lease obligations	—	(1,624)	388	—	(1,236)
Loss on sale/retirement of property and equipment, net	—	632	—	—	632
Gain on early debt extinguishment	(13,388)	—	—	—	(13,388)
Stock compensation expense	2,757	—	832	—	3,589
(Increase) decrease in:
Inventories	—	(29,428)	(19,035)	—	(48,463)
Prepaid expenses	(1,026)	(803)	3,527	—	1,698
Other assets	1,216	1,299	(5,766)	—	(3,251)
Increase (decrease) in:
Trade accounts payable	653	9,072	6,780	—	16,505
Income taxes payable	—	1,346	(1,033)	—	313
Accrued interest payable	12,389	—	—	—	12,389
Accrued expenses and other liabilities	3,625	1,334	7,918	—	12,877
Deferred income taxes	—	424	88	—	512
Deferred rent expense	(107)	1,770	1,294	—	2,957

Net cash provided by (used in) operating activities	(75,871)	89,130	46,825	—	60,084

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,104)	(10,386)	(18,313)	—	(29,803)
Acquisition of intangible assets/lease rights	—	(89)	(830)	—	(919)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(1,104)	6,290	(19,143)	—	(13,957)

Cash flows from financing activities:
Credit facility payments	(10,875)	—	—	—	(10,875)
Note purchases	(79,865)	—	—	—	(79,865)
Principal payments on capital leases	—	(765)	—	—	(765)
Intercompany activity, net	154,553	(94,473)	(60,080)	—	—

Net cash provided by (used in) financing activities	63,813	(95,238)	(60,080)	—	(91,505)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,807	(1,082)	—	725

Net increase (decrease) in cash and cash equivalents	(13,162)	1,989	(33,480)	—	(44,653)
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	$95,976	$(8,615)	$66,694	$—	$154,055

Condensed Consolidating Statement of Cash Flows
Nine Months Ended October 31, 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,867)	$45,541	$41,187	$(86,728)	$(29,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(83,356)	(3,372)	—	86,728	—
Depreciation and amortization	1,276	32,995	19,914	—	54,185
Amortization of lease rights and other assets	—	36	1,477	—	1,513
Amortization of debt issuance costs	7,845	—	—	—	7,845
Payment in kind interest expense	29,415	—	—	—	29,415
Net accretion of favorable (unfavorable) lease obligations	—	(1,885)	291	—	(1,594)
Loss on sale / retirement of property and equipment, net	3	17	19	—	39
Gain on early debt extinguishment	(33,200)	—	—	—	(33,200)
Gain on sale of intangible assets/lease rights	—	—	(598)	—	(598)
Stock compensation expense	2,901	—	1,431	—	4,332
(Increase) decrease in:
Inventories	—	(21,560)	(9,355)	—	(30,915)
Prepaid expenses	(158)	(674)	(4,361)	—	(5,193)
Other assets	(1,487)	(2,215)	(1,865)	—	(5,567)
Increase (decrease) in:
Trade accounts payable	(510)	1,319	9,136	—	9,945
Income taxes payable	—	(216)	1,965	—	1,749
Accrued interest payable	15,124	—	(3)	—	15,121
Accrued expenses and other liabilities	(4,585)	302	3,329	—	(954)
Deferred income taxes	987	1,035	(444)	—	1,578
Deferred rent expense	(486)	2,348	1,033	—	2,895

Net cash provided by (used in) operating activities	(96,098)	53,671	63,156	—	20,729

Cash flows from investing activities:
Acquisition of property and equipment, net	(162)	(9,723)	(7,790)	—	(17,675)
Acquisition of intangible assets/lease rights	—	(87)	(397)	—	(484)
Proceeds from sale of intangible assets/lease rights	—	—	2,154	—	2,154

Net cash used in investing activities	(162)	(9,810)	(6,033)	—	(16,005)

Cash flows from financing activities:
Credit facility payments	(10,875)	—	—	—	(10,875)
Note purchases	(36,521)	—	—	—	(36,521)
Intercompany activity, net	82,115	(48,835)	(33,280)	—	—

Net cash provided by (used in) financing activities	34,719	(48,835)	(33,280)	—	(47,396)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(242)	3,499	—	3,257

Net increase (decrease) in cash and cash equivalents	(61,541)	(5,216)	27,342	—	(39,415)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$92,873	$(5,005)	$77,291	$—	$165,159

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

Business Overview
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of October 30, 2010, we operated a total of 2,971 stores, of which 1,983 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 988 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium and Poland (our European division). Our stores operate under the trade names “Claire’s” and “Icing.”
In addition, as of October 30, 2010, we franchised or licensed 398 stores in Japan, the Middle East, Turkey, Russia, South Africa, Greece, Guatemala and Malta under franchising agreements. Within our North American division, we account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Within our European division, the franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report.
Until September 2, 2010, we also operated stores in Japan through our Claire’s Nippon 50:50 joint venture with Aeon Co., Ltd. Within our North American division, we accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other expense (income), net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included in this Quarterly Report. Beginning September 2, 2010, these former joint venture stores now operate as licensed stores.
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
We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:
•	Accessories – includes fashion accessories for year-round use, including legwear, headwear, attitude glasses, armwear, scarves and belts, and seasonal use, including sunglasses, sandals, hats, boots, scarves, gloves, earmuffs and slippers; and other accessories, including hairgoods, handbags, and small leather goods, as well as cosmetics

•	Jewelry – includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing
In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.

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
Consolidated Results of Operations
A summary of our consolidated results of operations for the three and nine months ended October 30, 2010 and October 31, 2009 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	October 30, 2010	October 31, 2009
Net sales	$348,175	$324,404
Increase (decrease) in same store sales	7.5%	(0.3)%
Gross profit percentage	51.9%	50.9%
Selling, general and administrative expenses as a percentage of net sales	35.5%	35.7%
Depreciation and amortization as a percentage of net sales	4.6%	5.3%
Operating income	$41,496	$32,696
Gain on early debt extinguishment	$2,652	$16,096
Net income	$3,647	$2,889
Number of stores at the end of the period (1)	2,971	2,954

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

	Nine Months	Nine Months
	Ended	Ended
	October 30, 2010	October 31, 2009
Net sales	$1,004,485	$931,698
Increase (decrease) in same store sales	8.0%	(3.2)%
Gross profit percentage	51.7%	49.5%
Selling, general and administrative expenses as a percentage of net sales	36.5%	35.7%
Depreciation and amortization as a percentage of net sales	4.8%	5.8%
Operating income	$102,721	$74,517
Gain on early debt extinguishment	$13,388	$33,200
Impairment of equity investment	$6,030	$—
Net loss	$(16,988)	$(29,867)
Number of stores at the end of the period (1)	2,971	2,954

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
Net sales
Net sales for the three months ended October 30, 2010 increased $23.8 million, or 7.3%, from the three months ended October 31, 2009. This increase was attributable to an increase in same store sales, new store sales and an increase in shipments to franchisees, partially offset by foreign currency translation effect of our foreign locations’ sales and closed stores. Sales would have increased 9.4% excluding the impact from foreign currency rate changes.

Net sales for the nine months ended October 30, 2010 increased $72.8 million, or 7.8%, from the nine months ended October 31, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by foreign currency translation effect of our foreign locations’ sales and closed stores. Sales would have increased 8.7% excluding the impact from foreign currency rate changes.
For the three months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.3% and an increase in average number of transactions per store of 3.0%.
For the nine months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.2% and an increase in average number of transactions per store of 1.1%.
The following table compares our sales of each product category for each of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
% of Total	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Accessories	54.3	54.3	52.7	51.2
Jewelry	45.7	45.7	47.3	48.8

	100.0	100.0	100.0	100.0

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
During the fiscal 2010 third quarter, gross profit percentage increased 100 basis points to 51.9% compared to 50.9% during the comparable prior year quarter. The increase consisted of a 180 basis point decrease in occupancy costs, partially offset by an 80 basis point decrease in merchandise margin. The improvement in occupancy rate is due to the leveraging effect of higher sales. The decrease in merchandise margin was primarily due to an increase in markdowns and freight expense.
During the first nine months of fiscal 2010, gross profit percentage increased 220 basis points to 51.7% compared to 49.5% during the comparable prior year period. The increase consisted of a 50 basis point improvement in merchandise margin and a 190 basis point decrease in occupancy costs, partially offset by a 20 basis point increase in buying and buying-related costs. Merchandise margin benefited by 30 basis points based on the results of our all store North America inventory observation during the fiscal 2010 second quarter. Merchandise margin also benefited from increased initial mark up and reduced markdowns partially offset by increases in freight expense. The improvement in occupancy rate is due to the leveraging effect of higher sales.
Selling, general and administrative expenses
During the three months ended October 30, 2010, selling, general and administrative expenses increased $7.6 million, or 6.6%, compared to the three months ended October 31, 2009. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points compared to the three months ended October 31, 2009. The majority of the increase was for store-related expenses resulting from increased sales.
During the nine months ended October 30, 2010, selling, general and administrative expenses increased $33.6 million, or 10.1%, compared to the nine months ended October 31, 2009. As a percentage of net sales, selling, general and administrative expenses increased 80 basis points compared to the nine months ended October 31, 2009. The majority of the increase was for store-related expenses resulting from increased sales, including the all store inventory observation in North America during the fiscal 2010 second quarter.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.2 million to $16.1 million during the three months ended October 30, 2010 compared to the three months ended October 31, 2009. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense decreased $5.9 million to $48.3 million during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.
Other expense (income), net
The following is a summary of other expense (income) activity for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Equity (income) loss	$—	$(411)	$2,529	$777
Royalty income	(553)	(334)	(1,085)	(1,141)
Gain on sale of assets	—	—	—	(598)
Other income	—	(129)	(480)	(220)

	$(553)	$(874)	$964	$(1,182)

Impairment of equity investment
During the second quarter of 2010, the Company recorded a non-cash impairment charge related to the investment in Claire’s Nippon of $6.0 million. There were no other impairment charges recorded during the three and nine months ended October 30, 2010. Recent operating losses prompted us to perform a valuation of Claire’s Nippon during the second fiscal quarter of 2010.
Interest expense, net
Net interest expense for the three months ended October 30, 2010 aggregated $37.1 million compared to $43.7 million for the three months ended October 31, 2009. This decrease of $6.6 million is primarily the result of reductions in interest rates on the floating portion of our debt and Note purchases.
Net interest expense for the nine months ended October 30, 2010 aggregated $120.5 million compared to $134.3 million for the nine months ended October 31, 2009. This decrease of $13.8 million is primarily the result of reductions in interest rates on the floating portion of our debt and Note purchases.

Income taxes
The effective income tax rate for the three and nine months ended October 30, 2010 was 48.0% and (63.6)%, respectively, compared to 43.1% and (12.4)% for the three and nine months ended October 31, 2009, respectively. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 30, 2010 and October 31, 2009, respectively, by our U.S. operations.
Segment Operations
We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$220,672	$199,867	$643,358	$589,476
Increase (decrease) in same store sales	9.6%	(1.9)%	9.1%	(5.0)%
Gross profit percentage	52.1%	50.6%	51.9%	49.4%
Number of stores at the end of the period (1)	1,983	2,001	1,983	2,001

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
During the three months ended October 30, 2010, net sales in North America increased $20.8 million, or 10.4%, from the three months ended October 31, 2009. This increase was attributable to an increase in same store sales, an increase in shipments to franchisees, new store sales and foreign currency translation effect of our Canadian operations’ sales, partially offset by closed stores. Sales would have increased 10.1% excluding the impact from foreign currency rate changes.
During the nine months ended October 30, 2010, net sales in North America increased $53.9 million, or 9.1%, from the nine months ended October 31, 2009. This increase was attributable to an increase in same store sales, foreign currency translation effect of our Canadian operations’ sales and new store sales, partially offset by closed stores. Sales would have increased 8.4% excluding the impact from foreign currency rate changes.
For the three months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.2% and an increase in average number of transactions per store of 4.7%.
For the nine months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.2% and an increase in average number of transactions per store of 2.8%.
During the fiscal 2010 third quarter, gross profit percentage increased 150 basis points to 52.1% compared to 50.6% during the comparable prior year quarter. The increase consisted of a 220 basis point decrease in occupancy costs, partially offset by a 50 basis point decrease in merchandise margin and a 20 basis point increase in buying and buying-related costs. The improvement in occupancy rate is due to the leveraging effect of higher sales. The decrease in merchandise margin was primarily due to an increase in markdowns and freight expense.

During the first nine months of fiscal 2010, gross profit percentage increased 250 basis points to 51.9% compared to 49.4% during the comparable prior year period. The increase consisted of an 80 basis point improvement in merchandise margin and a 210 basis point decrease in occupancy costs, partially offset by a 40 basis point increase in buying and buying-related costs. Merchandise margin benefited by 50 basis points based on the results of our all store North America inventory observation during the fiscal 2010 second quarter. The improvement in occupancy rate is due to the leveraging effect of higher sales.
The following table compares our sales of each product category in North America for each of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
% of Total	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Accessories	49.4	48.8	47.7	45.5
Jewelry	50.6	51.2	52.3	54.5

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$127,503	$124,537	$361,127	$342,222
Increase in same store sales	3.9%	2.3%	5.9%	0.0%
Gross profit percentage	51.5%	51.3%	51.2%	49.6%
Number of stores at the end of the period (1)	988	953	988	953

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
During the three months ended October 30, 2010, net sales in Europe increased $3.0 million, or 2.4%, from the three months ended October 31, 2009. This increase was attributable to an increase in new store sales and same store sales, partially offset by foreign currency translation of our European operations’ sales and closed stores. Sales would have increased 8.3% excluding the impact from foreign currency rate changes.
During the nine months ended October 30, 2010, net sales in Europe increased $18.9 million, or 5.5%, from the nine months ended October 31, 2009. This increase was attributable to an increase in same store sales and new store sales, partially offset by foreign currency translation of our European operations’ sales and closed stores. Sales would have increased 9.3% excluding the impact from foreign currency rate changes.
For the three months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.1%, partially offset by a decrease in average number of transactions per store.
For the nine months ended October 30, 2010, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.4%, partially offset by a decrease in average number of transactions per store.
During the fiscal 2010 third quarter, gross profit percentage increased 20 basis points to 51.5% compared to 51.3% during the comparable prior year quarter. The increase consisted of a 100 basis point decrease in occupancy costs and a 30 basis point decrease in buying and buying-related costs, partially offset by a 110 basis point decrease in merchandise margin. The improvement in occupancy rate is due to the leveraging effect of higher sales. The decrease in merchandise margin was primarily due to an increase in markdowns and freight expense.

During the first nine months of fiscal 2010, gross profit percentage increased 160 basis points to 51.2% compared to 49.6% during the comparable prior year period. The increase consisted of a 10 basis point improvement in merchandise margin, a 140 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs. The improvement in occupancy rate is due to the leveraging effect of higher sales.
The following table compares our sales of each product category in Europe for each of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
% of Total	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Accessories	62.6	62.9	61.6	60.6
Jewelry	37.4	37.1	38.4	39.4

	100.0	100.0	100.0	100.0

Financial Resources and Liquidity
A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 30, 2010 and October 31, 2009 is outlined in the table below (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 30, 2010	October 31, 2009
Operating activities	$60,084	$20,729
Investing activities	(13,957)	(16,005)
Financing activities	(91,505)	(47,396)
Cash flows from operating activities
Cash provided by operating activities increased $39.4 million for the nine months ended October 30, 2010 compared to the prior year period. The primary reasons for the increase were an increase in operating income before depreciation and amortization expense of $22.3 million; a decrease in working capital, excluding cash and cash equivalents, of $12.1 million; and lower cash interest payments of $8.9 million; partially offset by higher cash tax payments of $2.4 million.
Cash flows from investing activities
Cash used in investing activities decreased $2.0 million for the nine months ended October 30, 2010 compared to the prior year period. In February 2010, we completed a sale-leaseback transaction that generated proceeds of approximately $16.8 million, offset by increased capital expenditures of $12.6 million for the remodeling of existing stores, new store openings, and improvements to technology systems and last year we received $2.2 million from the sale of intangible assets. During the remainder of Fiscal 2010, we expect to fund between $15.0 million and $20.0 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities increased $44.1 million for the nine months ended October 30, 2010 compared to the prior year period. In both of these periods, we paid $10.9 million for the scheduled principal payments on our Credit Facility. In the nine months ended October 30, 2010, we paid $79.9 million to retire $14.0 million of Senior Notes, $57.2 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes. In the nine months ended October 31, 2009, we paid $36.5 million to retire $27.5 million of Senior Toggle Notes and $42.8 million of Senior Subordinated Notes. We also paid $0.8 million in capital lease payments during the nine months ended October 30, 2010.
As discussed in our Annual Report on Form 10-K for the year ended January 30, 2010, we have elected to pay interest in kind on our Senior Toggle Notes for the interest periods beginning June 2, 2008 and it is our current intention to pay interest in kind on the Senior Toggle Notes for all interest periods through June 1, 2011.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.
Cash position
As of October 30, 2010, we had cash and cash equivalents of $154.1 million and substantially all of such cash equivalents consisted of U.S. Treasury securities.
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
Credit Facility and Notes
Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. Upon the replacement of Lehman Brothers, or the assumption of its commitment by a creditworthy entity, we will assess whether to pay down all or a portion of this outstanding balance based on various factors, including the creditworthiness of other syndicate members and general economic conditions. We believe it is unlikely that this matter will be resolved until some time following the conclusion of the Lehman Brothers bankruptcy proceedings. The Company is not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver is classified as a long-term liability in the accompanying Unaudited Condensed Consolidated Balance Sheets as of October 30, 2010.
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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of October 30, 2010, we were in compliance with the covenants under our Notes.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in (i) Note 2 Significant Accounting Policies in this Quarterly Report on Form 10-Q and (ii) our Fiscal 2009 Annual Report on Form 10-K, filed on April 13, 2010, in the Notes to Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of October 30, 2010, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At October 30, 2010, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $4.1 million and $26.6 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the nine months ended October 30, 2010 and October 31, 2009, respectively.
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

Interest Rates
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At October 30, 2010, the estimated fair value of the Swap was a liability of approximately $3.1 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
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
At October 30, 2010, we had fixed rate debt of $864.3 million and variable rate debt of $1.60 billion. Based on our variable rate debt balance (less $200.0 million of interest rate swap) as of October 30, 2010, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $14.0 million, net.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLAIRE’S STORES, INC.
December 6, 2010	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

December 6, 2010	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.