Form 10-K
period 2011-01-29
CLAIRES STORES INC
filed 2011-04-21
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2011
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
Registrant’s telephone number, including area code: (847) 765-1100
Securities registered pursuant to Section 12(b) or 12(g) of the Act:     None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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
As of April 1, 2011, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I.
Explanatory Notes
We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.
In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. The Merger was financed by the issuance of $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), $335.0 million of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Notes”) and borrowings under the senior secured term loan facility and revolving credit facility (collectively the “Credit Facility”) of $1.65 billion. The aforementioned transactions, including the Merger and payment of costs related to these transactions as well as the related borrowings, are collectively referred to as the “Transactions.” The purchase of the Company by the Sponsors is referred to as the “Acquisition.”
On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our revolving Credit Facility (without terminating the commitment) and indebtedness under our senior secured term loan.
Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2010.
Statement Regarding Forward-Looking Disclosures
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through new channels, such as e-commerce; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to grow our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in North America, European or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty.

Item 1. Business
The Company
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of January 29, 2011, we operated a total of 2,981 stores, of which 1,972 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 1,009 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our European division). Our stores operate under the trade names “Claire’s” and “Icing.”
As of January 29, 2011, we also franchised or licensed 395 stores in Japan, the Middle East, Turkey, Russia, Greece, South Africa, Guatemala, Malta and Ukraine. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Until September 2, 2010, we operated the stores in Japan through our former Claire’s Nippon 50:50 joint venture with Aeon Co., Ltd. We accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Beginning September 2, 2010, these stores began to operate as licensed stores.
Our primary brand in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13 to 18), tweens (ages 7 to 12) and kids (ages 3 to 6), or referred to as our Young, Younger and Youngest target customer groups.
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
We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. In Fiscal 2010, the average global selling price of our merchandise increased 6% from the prior year to $5.91 and the net average global transaction sales value increased 7% to $14.38. In Fiscal 2010, we continued to successfully shift our merchandise assortment more toward accessories categories, which resulted in accessories increasing to approximately 55% of our business.
Our major categories of business are:
•	Accessories – includes fashion accessories for year-round use, including legwear, headwear, attitude glasses, scarves, armwear and belts, and seasonal use, including sunglasses, hats, fall footwear, sandals, scarves, gloves, boots, slippers and earmuffs; and other accessories, including hairgoods, handbags, and small leather goods, as well as cosmetics

•	Jewelry – includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing

In North America, our stores are located primarily in shopping malls and average approximately 970 square feet of selling space. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 638 square feet of selling space.
Our Competitive Strengths
Strong Claire’s Name Brand Recognition Across the Globe. A Claire’s store is located in approximately 90% of all major U.S. shopping malls and in 32 countries outside of the U.S., including stores that we franchise or license. This global presence provides us with strong brand recognition of the Claire’s brand within our target customer base. The focus of our website is to showcase the merchandise, provide a platform for the brand and to create an interactive environment for our target customer groups in order to build greater awareness and increase customer engagement. Claire’s brand name is also featured in editorial coverage, press clips in relevant fashion periodicals, and on the internet, reinforcing our message to our target customers.
Diversification Across Geographies and Merchandise Categories. As of January 29, 2011, we operated a total of 2,981 stores, of which 1,972 were located across all 50 states of the United States, plus Puerto Rico, Canada, and the U.S. Virgin Islands. As of January 29, 2011, we also operated 1,009 stores in 13 countries throughout Europe, 199 stores in 17 countries outside of Europe and North America through our franchise operations, and 196 stores in Japan via a license arrangement.
During Fiscal 2010 and Fiscal 2009, we generated approximately 64% and 63%, respectively, of our net sales from the North American division with the balance being delivered by our European division. Our net sales are not dependent on any one category, product or style and are diversified across approximately 8,000 ongoing stock-keeping units (SKUs) in our stores. This multi-classification approach allows us to capitalize on many fashion trends, ideas and merchandise concepts, while not being dependent on any one of them.
Cost-Efficient Global Sourcing Capabilities. Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 700 suppliers located primarily outside the United States. Our contracts with vendors are short-term in nature and do not require a significant lead time. A significant portion of our product offering is developed by our product development team as well as our vertically-integrated global buying and sourcing group based in Hong Kong, enabling us to buy and source merchandise rapidly and cost effectively. Approximately 90% of our merchandise offering is proprietary.
Improved Cost Structure and Streamlined Operations. Our cost conscious culture serves as the basis for the improvements we have made to the cost structure since the acquisition. Through our Cost Savings Initiative (“CSI”), which we began in late fiscal 2008 and completed in fiscal 2009, we were able to achieve $60 million of annual cost reductions. CSI primarily focused on implementing a new field management structure and global store labor planning model while improving our centralization and simplifying processes across functions. In addition to CSI, we have successfully renegotiated over 700 leases and closed over 200 underperforming stores which enhanced the profitability of our store portfolio. We also completed our Pan-European Transformation project in 2008 and it is the underpinning for the way we operate across Europe. We consolidated three regional distribution centers into a single European distribution center co-located with a centralized Buying and Planning office for Europe.
Substantial Free Cash Flow Generation. We generate substantial free cash flow, which we believe is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our minimal working capital requirements result from high merchandise margins, low unit cost of our merchandise and the limited seasonality of our business. Over the past three fiscal years, no single quarter represented less than 22% or more than 31% of annual net sales for the respective year.
Strong and Experienced Senior Management Team. We have a strong and experienced senior management team with extensive retail experience. Gene Kahn, our Chief Executive Officer (“CEO”), has over 36 years of experience in the retail industry, including positions of Chairman, CEO and President of

The May Department Stores. Jim Conroy, our Corporate President, collaborates with the CEO to oversee the Global business and has direct responsibility for Global Merchandise and the International Division. Mr. Conroy has over 19 years of retail experience, including positions as a management consultant and retail executive. J. Per Brodin, our Executive Vice President and Chief Financial Officer, has over 20 years of financial accounting and management experience within and outside of the retail industry. Mr. Brodin has responsibility for Finance and Information Technology. Jay Friedman, President of our North American Division, has over 25 years of experience in operating and managing major divisions of several large-scale, multi-unit retail and apparel businesses, including, most recently, Jones Apparel Group, and, previously Footlocker and Etienne Aigner. Kenny Wilson, President of our European Division, brings to the Company 18 years of experience with Levi Strauss Corporation, and has extensive Pan-European experience across a broad array of retail related responsibilities. In addition, we have added 16 seasoned executives to key roles since the Merger.
Business Strategy
Our business strategy is built on two key components:
Drive organic growth through our merchandise, stores, and customer offense. In order to maximize our organic growth potential, drive same store sales improvement and sustain margins, our efforts are focused on three foundational areas of the business:
•	Merchandise: We continue to enhance the fashion-orientation and quality of our product offering to deliver a unique, proprietary assortment that is highly relevant to our target customers, particularly the Claire’s Young (teenage) customer. We continue to focus on our multi-classification Accessories assortment, while maintaining our market leadership position in Jewelry, to capitalize on the evolving largest market opportunities. We are enabling these improvements through investments in fashion and trend forecasting, global product design and development, and in the enhancement of our Hong Kong-based sourcing capabilities to leverage our global purchasing economy of scale. Simultaneously, we are identifying product source alternatives.

•	Stores: In our almost 3,400 stores worldwide, our objective is to provide a consistent, engaging, and brand-right customer experience. We are continually improving our in-store presentation of merchandise and marketing collateral through a rigorous planning and communication process, resulting in improved execution and increased consistency across the chain and, ultimately, a superior shopping experience. We are also commencing efforts to heighten the selling orientation of our store teams specific to each brand and country.

•	Customer: In the past year, we have made significant strides to build deeper customer relationships and support our brands. We launched a new, innovative claires.com website that uses customer-generated content, conveys a real-life interaction with our customers, and presents an authoritative fashion position. We further drive brand awareness and relevance with our ongoing social media, email, and text campaigns, which leverage our Facebook fan base and proprietary customer database. Lastly, in parallel with our digital efforts, we have significantly upgraded our in-store marketing collateral in order to present a much more fashionable brand image that appeals to our target customers.
Increase our global reach through new store expansion (owned and franchise) and new distribution channels. We believe significant opportunities exist to grow our distribution worldwide. Our Claire’s concept has proven to be portable across diverse geographies and approximately 95% of our stores worldwide are cash flow positive. In addition, the moderate up-front investment requirements per store enable us to achieve an attractive return on investment.
We will extend our global reach in four primary ways:
•	Build New Company-owned Claire’s Stores: We opened 82 new stores in 2010; 69 in Europe and 13 in North America. In addition, we have plans to open approximately 140 new stores in 2011, the majority of which will be in Europe.

•	Build New Company-owned Icing Stores: As we refine the Icing brand concept, we believe there is significant opportunity to increase the store penetration in North America, as well as to roll out the concept on a global basis to markets where we can leverage the existing Claire’s infrastructure.

•	Open New International Markets with Franchise Partners: Building on our refined franchising model, which is present in multiple geographies worldwide, we will pursue high potential “white space” opportunities in new markets globally. In 2011, we intend to enter Mexico, India and possibly Australia. We are currently studying our brand entrance strategy for China and Southeast Asia for the ensuing years.

•	Add Alternative Distribution Channels: We will seek new opportunities globally to market and distribute our brands, beginning with the launch of E-Commerce in the Claire’s North America Division which is targeted to debut in mid-2011.
This business strategy will allow us to maximize our sales opportunities, while driving our earnings with commensurate flow through and cash flow.
Fiscal 2011 Priorities
For Fiscal 2011, we have developed seven priorities that are designed to help advance our global business objectives. These seven priorities are as follows:
Deliver An Exceptional Highly Relevant Assortment for the Young Customer. We define the Young customer as girls between the ages of 13 and 18. During Fiscal 2011, we will continue to focus our efforts on delivering a fashion-right merchandise assortment that appeals to this important customer demographic that offers significant sales growth opportunities and enhances our brand perception.
Sustain Merchandise Margin. We have achieved significant merchandise margin improvement since 2007. During Fiscal 2011, we will leverage our global merchandise function to help drive performance, create greater consistency and establish product leadership globally. We intend to sustain our merchandise margin improvements while simultaneously pursuing select opportunities to further improve margin. We will focus our attention on reducing markdowns through improvements in merchandise selection, store allocation and replenishment as well as rationalizing our SKU count on an on-going basis. In addition, we will continue to pursue lower cost of merchandise purchases.
Enhance the In-Store Experience, Especially for the Young Customer. We intend to sharpen the focus of our planograms globally which should yield an even more consistent in-store presentation and an improved visually appealing product placement within the store. We intend to redefine the selling orientation of our store associates, particularly towards the Young customer. The redefined selling orientation, together with our pursuit of flawless in-store execution, will facilitate an improved customer experience.
Heighten Brand Relevance. We intend to further build our brand relevance through increasing the fashion orientation of all marketing and expanding our digital/interactive presence. We also intend to launch an E-Commerce site beginning with our North America Claire’s brand and continue to pursue selective partnerships with relevant, high-profile media and entertainment personalities and properties.
Extend Global Reach. During Fiscal 2011, we intend to significantly expand our company-owned store network in Europe and, in North America, selectively pursue additional new store locations, including potential new or understored markets as well as top-tier malls. We plan to position the “Icing” brand for global growth by revising the brand strategy and testing a new store environment to better appeal to the Icing customer. Internationally, we intend to pursue franchise partners for expansion into new non-owned markets.
Maintain Strong Financial Discipline. We will remain focused on prudent expense discipline. We intend to continue to invest selectively to propel growth while rigorously pursuing ongoing cost control. Such investments include infrastructure for global web presence, E-Commerce and our International division.
Develop our Team Members into a Top Performing Global Organization. During Fiscal 2011, we will work with the strong executive team in place to foster greater team spirit, an improved sense of community and focus on executive leadership development capabilities.

In summary, we believe these seven priorities serve as the basis for individual division goals that translate to specific objectives that focus on the achievement of division specific metrics that support the Company’s global financial objectives.
Stores
Our stores in North America are located primarily in shopping malls and average approximately 970 square feet of selling space. Our stores in Europe are located primarily on high streets, in shopping malls and in high traffic urban locations and average approximately 638 square feet of selling space. Our store hours are dictated by shopping mall operators and our stores are typically open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and, where permitted by law, from noon to 5:00 p.m. on Sunday. Approximately 76% of our sales in Fiscal 2010 were made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.
Store Management
Our stores are organized and controlled on a district level. We employ District Managers, each of whom supervises store managers and the business in their respective geographic area and report to Regional Managers.
In North America, each Regional Manager reports to Territorial Vice Presidents, who report to the Senior Vice President of Stores. Each store is typically staffed by a Manager, an Assistant Manager and one or more part-time employees.
In Europe, District Sales Managers report to Regional Sales Managers who report to either Country Managers or directly to two Managing Sales Directors. We now have four operating zones within Europe: (Zone 1) United Kingdom and Ireland; (Zone 2) France, Spain, Portugal and Belgium; (Zone 3) Switzerland, Austria, Netherlands and Germany; and (Zone 4) Poland, Czech Republic and Hungary.
Store Openings, Closings and Future Growth
In Fiscal 2010, we opened 82 stores and closed 49 underperforming stores, for a net increase of 33 stores. In Europe, we increased our store count by 54 stores, net, resulting in a total of 1,009 stores. In North America, we decreased our store count by 21 stores, net, to 1,972 stores. “Stores, net” refers to stores opened, net of closings.

	January 29,	January 30,	January 31,
Store Count as of:	2011	2010	2009
North America	1,972	1,993	2,026
Europe	1,009	955	943

Subtotal Company-Owned	2,981	2,948	2,969

Joint Venture	—	211	214
Franchise and License	395	195	196

Subtotal Non-Owned	395	406	410

Total	3,376	3,354	3,379

We plan to open approximately 140 Company-owned stores globally in Fiscal 2011. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2010, which includes leasehold improvements and fixtures, averaged approximately $215,000 per store globally. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our European operations.
Purchasing and Distribution
We purchased our merchandise from approximately 700 suppliers in Fiscal 2010. Approximately 86% of our merchandise in Fiscal 2010 was purchased from vendors based outside the United States, including approximately 69% purchased from China. We are not dependent on any single supplier for merchandise purchased. Merchandise for our North American stores is shipped from our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. We distribute merchandise to our franchisees and licensee from a third party operated distribution center in Hong Kong. Merchandise is shipped from our distribution centers by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times a week.
Trademarks and Service Marks
We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Icing,” and “Icing by Claire’s.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising and licensing arrangements in Japan, the Middle East, Turkey, Russia, South Africa, Greece, Guatemala, Malta and Ukraine. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
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
Seasonality
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2010 were 23%, 23%, 24% and 30%, respectively.
Employees
On January 29, 2011, we employed approximately 18,400 employees, 62% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.
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
Risks Relating to Economic Conditions
Economic conditions may adversely impact demand for our merchandise, reduce access to credit and cause our customers and others with whom we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, the availability of customer credit, currency exchange rates, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Downturns in the economy typically affect consumer purchases of merchandise and could adversely impact our results of operations and continued growth.
The distress in the financial markets experienced in the last several years resulted in volatility in security prices and has had a negative impact on credit availability, and there can be no assurance that our liquidity will not be affected by future changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Distress in the financial markets also had a negative impact on businesses around the world, and the future impact to our suppliers cannot be predicted. The inability of our suppliers to access liquidity or trade credit could lead to delays or failures in delivery of merchandise to us.
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
Our retail fashion accessories and jewelry business fluctuates according to changes in consumer preferences. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline, and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our results of operations and adversely affect our gross margins. In addition, if we miscalculate customer tastes and our customers come to believe that we are no longer able to offer merchandise that appeals to them, our brand image may suffer.
Advance purchases of our merchandise make us vulnerable to changes in consumer preferences and pricing shifts and may negatively affect our results of operations.
Fluctuations in the demand for retail accessories and jewelry especially affect the inventory we sell because we order our merchandise in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We must enter into contracts for the purchase and manufacture of merchandise with our suppliers in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could negatively affect our operating results and brand image.
A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.
We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 700 suppliers in Fiscal 2010. Approximately 86% of our Fiscal 2010 merchandise was purchased from suppliers outside the United States, including approximately 69% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. There has been increased international pressure on China regarding revaluation of the Chinese yuan, including U.S. Federal legislation to impose tariffs on imports from China unless the Chinese government revalues the Chinese yuan.
Fluctuations in foreign currency exchange rates could negatively impact our results of operations.
Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We purchased approximately 69% of our merchandise from China in Fiscal 2010. During Fiscal 2010, the Chinese yuan strengthened against the U.S. dollar, and this trend may continue in Fiscal 2011. An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a material adverse effect on our operating results.
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

We plan to expand into new countries through organic growth and by entering into franchising and licensing agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. Failure to identify appropriate franchisees or negotiate acceptable terms in our franchising and licensing agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.
Our cost of doing business could increase as a result of changes in federal, state, local and international regulations regarding the content of our merchandise.
The Consumer Product Safety Improvement Act of 2008 (“CPSIA”), in general, bans the sale of children’s products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements on the sale of children’s products, including importing, testing and labeling requirements. Accordingly, merchandise covered by the CPSIA that is sold to our Younger and Youngest customers is subject to the CPSIA. In addition, various states, from time to time, propose or enact legislation regarding heavy metals or chemicals in products that differ from federal laws. We are also subject to various other health and safety rules and regulations, such as the Federal Food Drug and Cosmetic Act and the Federal Hazardous Substance Act. Our inability to comply with these regulatory requirements, or other existing or newly adopted regulatory requirements, could increase our cost of doing business or result in significant fines or penalties that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition to regulations governing the sale of our merchandise in the United States and Canada, we are also subject to regulations governing the sale of our merchandise in our European stores. The European Union “REACH” legislation requires identification and disclosure of chemicals in consumer products, including chemicals that might be in the merchandise that we sell. Over time, this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the EU considers safer. Our failure to comply with this European Union legislation could result in significant fines or penalties and increase our cost of doing business.
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
Unusually adverse weather conditions, natural disasters, potential emergence of disease or pandemic or similar disruptions, especially during peak holiday selling seasons, but also at other times, could significantly reduce our net sales. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers, which could have a material adverse effect on our financial position, earnings, and cash flow.
Information technology systems changes may disrupt our supply of merchandise.
Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North American and European information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management. We also continue to evaluate and implement modifications and upgrades to our information technology systems. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are also modifying our information systems to allow for e-commerce sales in Fiscal 2011. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
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
Our business typically follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the time of store openings, the amount of revenue contributed by new stores, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.
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
Our industry is highly competitive.
The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Although we are developing an e-commerce site that we intend to launch in 2011, a significant shift in customer buying patterns to purchasing fashionable accessories and jewelry at affordable prices through channels other than traditional shopping malls, such as e-commerce, could have a material adverse effect on our financial results.
Adoption of new or revised employment and labor laws and regulations could make it easier for our employees to obtain union representation and our business could be adversely impacted.
Currently, none of our employees in North America are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Any changes in regulations, the imposition of new regulations, or the enactment of new legislation could have an adverse impact on our business, to the extent it becomes easier for workers to obtain union representation.
Higher health care costs and labor costs could adversely affect our business.
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, we will be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act: cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements, some of which have been challenged on legal grounds, will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.
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
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. We may be required to recognize additional impairment charges in the future. Additional impairment losses could have a material adverse impact on our results of operations and stockholders equity (deficit).
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
If our independent manufacturers, franchisees or licensees do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.
While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. As a result, our results of operations could be adversely affected.

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
We depend on single North American, European and International distribution facilities.
We handle merchandise distribution for all of our North American stores from a single facility in Hoffman Estates, Illinois, a suburb of Chicago, Illinois. We handle merchandise distribution for all of our European operations from a single facility in Birmingham, United Kingdom. We handle merchandise distribution for all of our international franchise operations from a single facility in Hong Kong. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of our distribution facilities or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends on the value of our Claire’s and Icing brands. The Claire’s and Icing names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, enjoyable quality client experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.
We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial results.
The quality of our globally sourced products may vary from our expectations and sources of our supply may prove to be unreliable. In the event we seek indemnification from our suppliers for claims relating to the merchandise shipped to us, our ability to obtain indemnification may be hindered by the supplier’s lack of understanding of U.S. and European product liability laws. Our ability to successfully pursue indemnification claims may also be adversely affected by the financial condition of the supplier. Any of these circumstances could have a material adverse effect on our business and financial results.

We are controlled by Affiliates of Apollo, and its interests as an equity holder may conflict with the interest of our creditors.
We are controlled by Affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively, “Apollo”), and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our articles of incorporation and bylaws and the entering into of extraordinary transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder might conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions. Because our equity securities are not registered under the Exchange Act and are not listed on any U.S. securities exchange, we are not subject to any of the corporate governance requirements of any U.S. securities exchange.
Risks Relating to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Credit Facility and Notes.
We are significantly leveraged. As of January 29, 2011, our total debt, including the current portion, was approximately $2.52 billion, consisting of borrowings under our Credit Facility, the Notes, short-term note payable and a capital lease obligation. In March 2011, we issued $450.0 million aggregate principal amount of the Senior Secured Second Lien Notes. We used the net proceeds from the note offering to reduce the entire $194.0 million outstanding under our revolving credit facility (without terminating the commitment) and $241.0 million of indebtedness under our senior secured term loan. As a result of our prepayment under the senior secured term loan Credit Facility, we are no longer required to make any quarterly payments through the maturity date. Our revolving Credit Facility matures in May 2013 and our senior secured term loan Credit Facility matures in May 2014. We cannot assure you that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing or restructuring of those facilities or other indebtedness.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Credit Facility and Notes. Our high degree of leverage could have important consequences, including:
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Notes and the Senior Secured Second Lien Notes and the Credit Facility each contain restrictions on the incurrence of additional indebtedness, however, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and the Senior Secured Second Lien Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (PIK) interest option to satisfy interest payment obligations. The PIK election is in effect through June 1, 2011, and has the effect of increasing the amount of Senior Toggle Notes. This election, net of reductions for note repurchases, increased the principal amount of our Senior Toggle Notes by $98.1 million and $62.4 million as of January 29, 2011 and January 30, 2010, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Facility and the indentures governing the Notes and the Senior Secured Second Lien Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	transfer or sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our revolving Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facility. Our obligations under the Senior Secured Second Lien Notes are secured by a second-priority lien on substantially all of the assets pledged as collateral under the Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facility as well as our other indebtedness, including the Notes and the Senior Secured Second Lien Notes.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indentures governing our Credit Facility and the Notes and the Senior Secured Second Lien Notes and or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Notes and the Senior Secured Second Lien Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Credit Facility to avoid being in default. If we breach our covenants under our Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic and Hungary. We lease all of our 2,981 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.
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
The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of January 29, 2011. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

		Approximate Square
Location	Use	Footage

Hoffman Estates, Illinois	Corporate and North America management and distribution center	538,000	(1)

Birmingham, United Kingdom	Europe management and distribution center	105,600	(2)

Pembroke Pines, Florida	Accounting and finance	36,000

Hong Kong	Sourcing and buying	11,100

Paris, France	Zone support	8,800	(3)

Zurich, Switzerland	Zone support	3,800	(3)

(1)	On February 19, 2010, we sold the Property to a third party. Contemporaneously with the sale of the Property, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. Prior to February 19, 2010, we owned central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. The Property has buildings with approximately 538,000 total square feet of space, of which 373,000 square feet is devoted to receiving and distribution and 165,000 square feet is devoted to office space.

(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 81,700 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our owned stores in Europe.

(3)	We maintain our human resource and select operating functions for these countries.
In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores.
Item 3. Legal Proceedings
We are, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns regarding heavy metal and chemical content in our merchandise; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although litigation is routine and incidental to the conduct of our business, like any business of our size which employs a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards when judges, juries or other finders of facts do not agree with management’s evaluation of possible liability or outcome of litigation. Accordingly, the consequences of these matters cannot be finally determined by management. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial results.
Item 4. Removed and Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our common stock.
Holders
As of April 1, 2011, there was one holder of record of our common stock, our parent, Claire’s Inc.
Dividends
We have paid no cash dividends since the Merger. Our Credit Facility and the indentures governing the Notes and the Senior Secured Second Lien Notes restrict our ability to pay dividends.

Item 6. Selected Financial Data
The balance sheet and statement of operations data set forth below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The Consolidated Balance Sheet data as of January 31, 2009, February 2, 2008, May 28, 2007, and February 3, 2007 and the Consolidated Statement of Operations and Comprehensive Income (Loss) data for the period May 29, 2007 through February 2, 2008 and the period February 4, 2007 through May 28, 2007 and the fiscal year ended February 3, 2007 are derived from our Consolidated Financial Statements which are not included herein.
As a result of the consummation of the Transactions, the Company is sometimes referred to as the “Successor Entity” for periods on or after May 29, 2007, and the “Predecessor Entity” for periods prior to May 29, 2007. The Consolidated Financial Statements for the period on or after May 29, 2007 are presented on a different basis than for the periods before May 29, 2007, as a result of the application of purchase accounting as of May 29, 2007 and therefore are not comparable. The acquisition of Claire’s Stores, Inc. was accounted for as a business combination using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair market values at the date of acquisition.

	Successor Entity				Predecessor Entity
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	May 29, 2007	Feb. 4, 2007	Fiscal Year Ended
	January 29,	January 30,	January 31,	Through	Through	February 3,
	2011 (1)	2010 (1)	2009 (1)	Feb. 2, 2008	May 28, 2007	2007 (1)
		(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,426,397	$1,342,389	$1,412,960	$1,085,932	$424,899	$1,480,987
Cost of sales, occupancy and buying expenses	685,111	663,269	724,832	521,384	206,438	691,646

Gross profit	741,286	679,120	688,128	564,548	218,461	789,341
Other expenses:
Selling, general and administrative	498,212	465,706	513,752	354,875	154,409	481,979
Depreciation and amortization	65,198	71,471	85,093	61,451	19,652	56,771
Impairment of assets	12,262	3,142	498,490	3,478	73	—
Severance and transaction-related costs	741	921	15,928	7,319	72,672	—
Other expense (income), net	411	(4,234)	(4,499)	(3,088)	(1,476)	(3,484)

	576,824	537,006	1,108,764	424,035	245,330	535,266

Operating income (loss)	164,462	142,114	(420,636)	140,513	(26,869)	254,075
Gain on early debt extinguishment	13,388	36,412	—	—	—	—
Impairment of equity investment	6,030	—	25,500	—	—	—
Interest expense (income), net	157,706	177,418	195,947	147,892	(4,876)	(14,575)

Income (loss) from continuing operations before income taxes	14,114	1,108	(642,083)	(7,379)	(21,993)	268,650
Income tax expense (benefit)	9,791	11,510	1,509	(8,020)	21,779	79,888

Income (loss) from continuing operations	$4,323	$(10,402)	$(643,592)	$641	$(43,772)	$188,762

Other Financial Data:
Capital expenditures:
New stores and remodels	$39,022	$16,557	$36,270	$46,225	$24,231	$77,021
Other	9,689	8,395	23,135	12,259	3,757	18,171 (2)
Total capital expenditures	48,711	24,952	59,405	58,484	27,988	95,192
Cash interest expense (3)	108,923	126,733	168,567	123,620	86	118
Store Data:
Number of stores (at period end) North America	1,972	1,993	2,026	2,135	2,124	2,133
Europe	1,009	955	943	905	879	859
Total number of stores (at period end)	2,981	2,948	2,969	3,040	3,003	2,992
Total gross square footage (000’s) (at period end)	3,012	2,982	3,011	3,105	3,043	3,021
Net sales per store (000’s) (4)	$481	$454	$461	$359	$142	$504
Net sales per square foot (5)	476	448	453	353	140	500
Balance Sheet Data (at period end)
Cash and cash equivalents (6)	$279,766	$198,708	$204,574	$85,974	$350,476	$340,877
Total assets	2,866,449	2,834,105	2,881,095	3,348,497	1,119,047	1,091,266
Total debt	2,524,286	2,521,878	2,581,772	2,377,750	—	—
Total stockholders’ equity (deficit)	(26,515)	(34,642)	(55,843)	605,200	792,071	847,662

(1)	Fiscal 2006 was a fifty-three week period and Fiscal 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007 were fifty-two week periods.

(2)	Includes management information system expenditures of $5.2 million in Fiscal 2006 for strategic projects of POS, merchandising systems, business intelligence, technology and the logistics system for the new distribution center in the Netherlands.

(3)	Cash interest expense does not include amortization of debt issuance costs or interest expense paid in kind.

(4)	Net sales per store are calculated based on the average number of stores during the period.

(5)	Net sales per square foot are calculated based on the average gross square feet during the period.

(6)	At January 29, 2011, cash and cash equivalents included restricted cash of $23.9 million.

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
Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. Our fiscal year ended January 29, 2011 (“Fiscal 2010”), January 30, 2010 (“Fiscal 2009”) and January 31, 2009 (“Fiscal 2008”) consisted of 52 weeks, respectively.
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
Acquisition of the Company by Apollo Management VI, L.P.
As a result of the Merger on May 29, 2007, described under “Explanatory Notes” in this Annual Report, there was a significant change in the Company’s capital structure, including:
•	the closing of the Company’s senior secured term loan facility and revolving Credit Facility (collectively the “Credit Facility”) of $1.65 billion;

•	the closing of the Company’s senior notes offering (the “Notes”) in the aggregate principal amount of $935.0 million; and

•	the equity investment by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), of approximately $595.7 million.
The purchase of the Company and the related fees and expenses were financed through the issuance of the Notes, borrowing under the Credit Facility, equity investment by the Sponsors, and cash on hand at the Company.
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
See Note 1 – Nature of Operations and Acquisition of Claire’s Stores, Inc. and Note 5 – Debt, respectively, in the Notes to Consolidated Financial Statements for details of the acquisition and current indebtedness.

Results of Consolidated Operations
Management overview
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. We operate owned stores throughout the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North American segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic and Hungary (European segment). Until September 2, 2010, the Company operated stores in Japan through a 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as licensed stores.
Financial highlights for 2010 include the following:
•	Same store sales performance:

Fiscal 2010
Consolidated	6.5%
North America	7.8%
Europe	4.3%
•	Operating income increase of $22.3 million or 15.7% to $164.5 million.

•	Net income increase of $14.7 million to $4.3 million from $(10.4) million.

•	Cash flow from operating activities increase of $75.8 million or 100.4% to $151.3 million.

•	Paid $79.9 million to retire $93.8 million of Notes.

•	Cash and cash equivalents and restricted cash increase to $279.8 million.
In March 2011, after our fiscal year end, we issued $450.0 million aggregate principal amount of the Senior Secured Second Lien Notes and the net proceeds were used to pay down existing indebtedness under our senior secured Credit Facility.
Operational highlights for 2010 include the following:
•	Opened 82 new company-owned stores including stores in three new markets

•	Reacquired exclusive territory rights for all of Asia, outside of Japan

•	Executed license agreement with former joint venture partner to operate Claire’s Nippon stores as licensed stores in Japan

•	Increased the average transaction value and average number of transactions per store

•	Increased sales mix of our “accessories” product category

•	Attained positive operating cash flow in approximately 95% of our stores.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$1,426,397	$1,342,389	$1,412,960
Increase (decrease) in same store sales	6.5%	(1.7)%	(6.9)%
Gross profit percentage	52.0%	50.6%	48.7%
Selling, general and administrative expenses as a percentage of net sales	34.9%	34.7%	36.4%
Depreciation and amortization as a percentage of net sales	4.6%	5.3%	6.0%
Severance and transaction-related costs as percentage of net sales	0.1%	0.1%	1.1%
Impairment of assets	$12,262	$3,142	$498,490
Operating income (loss)	$164,462	$142,114	$(420,636)
Gain on early debt extinguishment	$13,388	$36,412	$—
Impairment of equity investment	$6,030	$—	$25,500
Net income (loss)	$4,323	$(10,402)	$(643,592)
Number of stores at the end of the period (1)	2,981	2,948	2,969

(1)	Number of stores excludes stores operated under franchise and license agreements.
Net sales
Net sales in Fiscal 2010 increased $84.0 million, or 6.3%, from Fiscal 2009. This increase was attributable to an increase in same store sales of $84.8 million, or 6.5%, and new store sales of $27.2 million, partially offset by an unfavorable $14.8 million of foreign currency translation effect of our foreign locations’ sales, a decrease of $11.2 million due to the effect of store closures and reduced shipments to franchisees of $2.0 million. Sales would have increased 7.4% excluding the impact from foreign currency rate changes.
The increase in same store sales was primarily attributable to an increase in average transaction value of 6.7% and an increase in average number of transactions per store of 0.9%.
Net sales in Fiscal 2009 decreased $70.6 million, or 5.0%, from Fiscal 2008. This decrease was attributable to an unfavorable $33.5 million of foreign currency translation effect of our foreign locations’ sales, a decrease of $31.0 million due to the effect of store closures in North America and Europe at the end of Fiscal 2008 and the first half of Fiscal 2009, a decrease in same store sales of $22.2 million, or 1.7%, and decreases in shipments to franchisees of $2.9 million, partially offset by new store sales of $19.0 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 6.7%, partially offset by an increase in average transaction value of 4.7%.
The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Accessories	54.5	53.6	48.4
Jewelry	45.5	46.4	51.6

	100.0	100.0	100.0

Gross profit
In calculating gross profit and gross profit percentages, we exclude our distribution center costs. These costs are included instead in “Selling, general and administrative” expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.
In Fiscal 2010, gross profit percentage increased 140 basis points to 52.0% compared to the prior fiscal year of 50.6%. This increase consisted of a 30 basis point improvement in merchandise margin and a 130 basis point decrease in occupancy costs, offset by a 20 basis point increase in buying and buying-related costs. Merchandise margin benefited by 30 basis points from reduced inventory shrink. Occupancy costs increased approximately $0.6 million, but increased approximately $3.5 million including foreign currency translation effect.

In Fiscal 2009, gross profit percentage increased 190 basis points to 50.6% compared to the prior fiscal year of 48.7%. The increase consisted of a 200 basis point improvement in merchandise margin and a 10 basis point decrease in buying and buying-related costs, offset by a 20 basis point increase in occupancy costs. The improvement in merchandise margin was due to increased initial mark-up on purchases, reduced markdowns and decreased freight costs. Occupancy costs decreased approximately $13.3 million primarily due to foreign currency translation effects, but increased as a percentage of sales due to the deleveraging effect of lower sales. Fiscal 2008 included $3.1 million of PET project costs, in buying and buying-related costs, that did not recur in Fiscal 2009, accounting for 20 basis points of the improvement in gross margin.
Selling, general and administrative expenses
In Fiscal 2010, selling, general and administrative expenses increased $32.5 million, or 7.0%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased 20 basis points compared to the prior year. The majority of this increase was for store-related expenses resulting from increased sales and increases in foreign currency transaction losses. Excluding a favorable $5.6 million foreign currency translation effect, the net increase in selling, general and administrative expenses would have been $38.1 million, or 8.3%.
In Fiscal 2009, selling, general and administrative expenses decreased $48.0 million, or 9.4%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 170 basis points compared to the prior year. Excluding a favorable $13.2 million foreign currency translation effect and a decrease of $10.0 million of non-recurring CSI and PET project costs, the net decrease in selling, general and administrative expenses would have been $24.8 million, or 5.1%, compared to the prior fiscal year. Excluding the foreign currency translation effect and non-recurring CSI and PET project costs, selling, general and administrative expenses as a percentage of net sales decreased 90 basis points compared to the prior year.
Depreciation and amortization expense
Depreciation and amortization expense decreased $6.3 million to $65.2 million during Fiscal 2010 compared to Fiscal 2009. The majority of this decrease is due to a favorable foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Depreciation and amortization expense decreased $13.6 million to $71.5 million during Fiscal 2009 compared to Fiscal 2008. The majority of this decrease is due to a favorable foreign currency translation effect and the effect of assets becoming fully depreciated or amortized.
Impairment charges
During the fourth quarter of Fiscal 2010, management performed a strategic review of its franchising business. The inability of certain franchisees’ to achieve store development expectations in select markets prompted us to reevaluate our franchise development strategy and to perform a valuation of the franchise agreements, which are definite-lived intangible assets. We utilized a discounted cash flow model and determined the franchise agreements intangible assets were impaired. This resulted in us recording a non-cash impairment charge of $12.3 million in Fiscal 2010, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
During the second quarter of Fiscal 2010, we recorded a non-cash impairment charge related to the investment in Claire’s Nippon of $6.0 million. The joint venture’s continuing operating losses prompted us to perform a valuation of our investment in Claire’s Nippon.
The deterioration in the economy and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2009 and Fiscal 2008 had a significant impact on the retail industry. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular asset being tested. The impairment testing conducted in Fiscal 2009 resulted in the recognition of non-cash impairment charges of $3.1 million related to property and equipment. The testing conducted in Fiscal 2008 resulted in the recognition of non-cash impairment charges of $297.0 million for goodwill and $227.0 million for intangible and other assets. See Note 3 — Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.
Severance and transaction-related costs
Since 2007, we have incurred various transaction-related costs. These costs consisted primarily of financial advisory fees, legal fees and change in control payments to employees. We incurred $0.7 million of such costs in Fiscal 2010, $0.9 million in Fiscal 2009 and $3.5 million in Fiscal 2008. In connection with our CSI and PET projects in Fiscal 2008, we incurred severance costs of $12.4 million for terminated employees.
Gain on early debt extinguishment
The following is a summary of our note repurchase activity during Fiscal 2010 and Fiscal 2009 (in thousands):

	Fiscal 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

	Fiscal 2009
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Toggle Notes	$30,500	$19,744	$11,297
Senior Subordinated Notes	52,763	26,347	25,115

	$83,263	$46,091	$36,412

(1)	Net of deferred issuance cost write-offs of $603 and $1,301 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $1,144 for the Senior Toggle Notes.
Other expense (income), net
The following is a summary of other expense (income) activity for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Equity loss (income)	$2,529	$1,014	$(320)
Franchise fees	(1,638)	(1,943)	(2,309)
Gain on sale of assets	—	(1,935)	(1,287)
Other income	(480)	(1,370)	(583)

	$411	$(4,234)	$(4,499)

Interest expense (income), net
Interest expense for Fiscal 2010 aggregated $157.9 million, a decrease of $19.8 million compared to the prior year. This decrease is primarily the result of Note repurchases. Included in interest expense for Fiscal 2010 is approximately $10.0 million of amortization of deferred debt issuance costs and $36.9 million of paid in kind interest.
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
See Note 5 — Debt in the Notes to Consolidated Financial Statements for components of interest expense (income), net.
Income taxes
In Fiscal 2010, our income tax expense was $9.8 million and our effective income tax rate was 69.4%. Our effective income tax rate for Fiscal 2010 reflects tax expense of $0.4 million on the repatriation of foreign earnings, plus tax expense of $12.7 million related to the effect of changes to our valuation allowance on deferred tax assets, plus tax expense of $2.6 million relating to other permanent items, offset by tax benefits of $11.6 million on income in our foreign jurisdictions that are taxed at lower rates. In Fiscal 2010, we made net cash income tax payments of $6.3 million.
In Fiscal 2009, our income tax expense was $11.5 million and our effective income tax rate was 1,038.8%. Our effective income tax rate for Fiscal 2009 reflects tax expense of $18.6 million on the repatriation of foreign earnings, plus tax expense of $17.5 million related to the effect of changes to our valuation allowance on deferred tax assets, offset by tax benefits of $21.4 million on income in our foreign jurisdictions that are taxed at lower rates, and $4.7 million relating to other permanent tax benefits. In Fiscal 2009, we made net cash income tax payments of $3.2 million.
In Fiscal 2008, our income tax expense was $1.5 million and our effective tax rate was (0.2)%. Our effective income tax rate for Fiscal 2008 reflected the non-deductible nature of the goodwill and joint venture impairment charges aggregating $322.5 million, as well an increase of $95.8 million to our valuation allowance on deferred tax assets generated by our U.S. operations. We increased our valuation allowance due to a lack of sufficient accounting evidence that it was more likely than not that our deferred tax assets would be realized. In Fiscal 2008, we made net cash income tax payments of $14.2 million.
See Note 11 — Income Taxes in the Notes to Consolidated Financial Statements for further details.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$914,149	$850,313	$907,486
Increase (decrease) in same store sales	7.8%	(3.2)%	(9.2)%
Gross profit percentage	52.1%	50.0%	47.9%
Number of stores at the end of the period (1)	1,972	1,993	2,026

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales
Net sales in North America during Fiscal 2010 increased $63.8 million, or 7.5%, from Fiscal 2009. This increase was attributable to an increase in same store sales of $64.8 million, or 7.8%, a favorable foreign currency translation effect of our Canadian operations’ sales of $4.9 million and new store sales of $3.6 million, partially offset by a decrease of $6.8 million due to the effect of store closures and reduced shipments to franchisees of $2.7 million.
The increase in same store sales was primarily attributable to an increase in average transaction value of 5.8% and an increase in average number of transactions per store of 2.9%.
Net sales in North America during Fiscal 2009 decreased $57.2 million, or 6.3%, from Fiscal 2008. This decrease was attributable to a decrease of $29.8 million due to the effect of store closures in North America at the end of Fiscal 2008, decrease in same store sales of $27.2 million, or 3.2%, an unfavorable foreign currency translation effect of our Canadian operations of $1.2 million, and decreases in shipments to franchisees of $2.9 million, partially offset by new store revenue of $3.9 million.
The decrease in same store sales was primarily attributable to a decrease in the average number of transactions per store of 8.1%, partially offset by an increase in average transaction value of 4.2%.
Gross profit
In Fiscal 2010, gross profit percentage increased 210 basis points to 52.1% compared to the gross profit percentage for Fiscal 2009 of 50.0%. This increase consisted of a 90 basis point improvement in merchandise margin and a 150 basis point decrease in occupancy costs, partially offset by a 30 basis point increase in buying and buying-related costs. Merchandise margin benefited by 30 basis points from reduced inventory shrink. The 150 basis point improvement in occupancy costs is due to the leveraging effect of higher sales partially offset by an unfavorable foreign currency translation effect.
In Fiscal 2009, gross profit percentage increased 210 basis points to 50.0% compared to the gross profit percentage for Fiscal 2008 of 47.9%. This increase included a 230 basis point improvement in merchandise margin and a 20 basis point decrease in buying and buying-related costs, partially offset by a 40 basis point increase in occupancy costs. Fiscal 2008 included $1.1 million of non-recurring PET project costs, which were included in buying and buying-related costs and accounted for 20 basis points of the improvement in gross margin.
The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Accessories	49.8	48.5	43.3
Jewelry	50.2	51.5	56.7

	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$512,248	$492,076	$505,474
Increase (decrease) in same store sales	4.3%	1.1%	(2.5)%
Gross profit percentage	51.7%	51.7%	50.1%
Number of stores at the end of the period (1)	1,009	955	943

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
Net sales
Net sales in our European division during Fiscal 2010 increased $20.2 million, or 4.1%, from Fiscal 2009. This increase was attributable to new store sales of $23.6 million, an increase in same store sales of $20.0 million, or 4.3%, and an increase in shipments to franchisees of $0.7 million, partially offset by an unfavorable foreign currency translation of our European operations’ sales of $19.6 million and a decrease of $4.5 million due to the effect of store closures.

The increase in same store sales was primarily attributable to an increase in average transaction value of 7.8% partially offset by a decrease in average number of transaction per store of 2.4%.
Net sales in our European division during Fiscal 2009 decreased $13.4 million, or 2.7%, from Fiscal 2008. This decrease was attributable to a decrease of $32.3 million resulting from an unfavorable foreign currency translation of our European operations and a decrease of $1.2 million due to the effect of store closures, partially offset by new store sales of $15.1 million and increases in same store sales of $5.0 million, or 1.1%.
The increase in same store sales was primarily attributable to an increase in average transaction value of 6.6%, partially offset by a decrease in average number of transactions per store of 5.2%.
Gross profit
In Fiscal 2010, gross profit percentage remained consistent with Fiscal 2009 at 51.7%. Although the gross profit percentage did not change, our European division saw an 80 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs, offset by a 90 basis point decrease in merchandise margin. The 80 basis point improvement in occupancy costs is due to the leveraging effect of higher sales and a favorable foreign currency translation effect.
In Fiscal 2009, gross profit percentage increased 160 basis points to 51.7% compared to the gross profit percentage for Fiscal 2008 of 50.1%. This increase was comprised of a 140 basis point improvement in merchandise margin and a 30 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. Fiscal 2008 included $2.1 million of non-recurring PET project costs, which were included in buying and buying-related costs, and accounted for 40 basis points of the improvement in gross margin.
The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Accessories	62.7	62.2	57.3
Jewelry	37.3	37.8	42.7

	100.0	100.0	100.0

Liquidity and Capital Resources
Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand. Our primary uses of cash are working capital requirements, new store expenditures, and debt service requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2010, Fiscal 2009 and Fiscal 2008 than in prior years as a result of the Credit Facility and Notes incurred in connection with the Transactions described below. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. We anticipate that the existing cash and cash equivalents and cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in Part I, Item 1A — Risk Factors.

Short-term Debt
On January 24, 2011, we entered into a Euro (“€”) denominated loan (the “Euro loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of January 29, 2011, there was €42.4 million, or the equivalent of $57.7 million, outstanding under the Euro loan, and the weighted-average interest rate for borrowings outstanding was 9.02%. We intend to use the net proceeds of the borrowings for general corporate purposes.
The obligations under the Euro loan are secured by a cash deposit in the amount of €15.0 million, or the equivalent of $20.4 million at January 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Consolidated Balance Sheet. See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details.
Credit Facility
Our Credit Facility provides senior secured financing of up to $1.65 billion, consisting of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our senior secured term loan facility and were issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million. As of January 29, 2011, we were in compliance with the covenants in our Credit Facility.
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
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at January 29, 2011, on a notional amount of $200.0 million of the senior secured term loan.
We entered into three interest rate swap agreements in July 2007 (the “Swaps”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swaps were designated and accounted for as cash flow hedges and expired on June 30, 2010. The Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the three Swaps ranged from 4.96% to 5.25%.
In addition to paying interest on outstanding principal under our Credit Facility, we are required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. We must also pay customary letter of credit fees and agency fees. At January 29, 2011, the weighted average interest rate for borrowings outstanding under our Credit Facility was 2.98% per annum. Any principal amount outstanding of the loans under our senior secured revolving credit facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on May 29, 2013.

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
Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility (“Revolver”). An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. We were not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver was classified as a long-term liability in the accompanying Consolidated Balance Sheet as of January 29, 2011. The interest rate on the Revolver on January 29, 2011 was 2.5%. Subsequent to January 29, 2011, we paid down the entire $194.0 million of the Revolver (without terminating the commitment) and $241.0 million of indebtedness under the senior secured term loan with the net proceeds from our Senior Secured Second Lien Notes offering. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment of $1,154 million due May 29, 2014. See Senior Secured Second Lien Notes below and Note 16 — Subsequent Events in the Notes to Consolidated Financial Statements.
Senior Notes and Senior Subordinated Notes
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
Interest on the notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 2007. The notes are also subject to certain redemption and repurchase rights as described in Note 5 — Debt in the Notes to Consolidated Financial Statements.
Senior Secured Second Lien Notes
On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary’s guarantors’ obligations under the Credit Facility. We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our revolving Credit Facility (without terminating the commitment) and indebtedness under our senior secured term loan. See Note 16 — Subsequent Events in the Notes to Consolidated Financial Statements.
Our Senior Notes, Senior Toggle Notes, Senior Subordinated Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
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
Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if our Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 29, 2011, we were in compliance with the covenants under the Notes.
We elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $98.1 million and $62.4 million as of January 29, 2011 and January 30, 2010, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets.
European Credit Facilities
Our non-U.S. subsidiaries have bank credit facilities totaling $2.6 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 29, 2011, the entire amount of $2.6 million was available for borrowing by us, subject to a reduction of $2.3 million for outstanding bank guarantees.

Analysis of Consolidated Financial Condition
A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Operating activities	$151,259	$75,476	$1,373
Investing activities	(56,952)	(21,259)	(60,756)
Financing activities	(38,139)	(60,591)	179,500
Our working capital at the end of Fiscal 2010 was $195.9 million compared to $188.6 million at the end of Fiscal 2009, an increase of $7.3 million. The increase in working capital mainly reflects the increase in inventories of $25.8 million, partially offset by the decrease in prepaid expenses of $11.4 million and the increase in trade accounts payable of $12.2 million.
Cash flows from operating activities
In Fiscal 2010, cash provided by operating activities increased $75.8 million compared to Fiscal 2009. The primary reasons for the increase were an increase in operating income before impairment of assets and depreciation and amortization expense of $25.2 million; a decrease in working capital, excluding cash and cash equivalents and restricted cash, of $34.8 million; and lower cash interest payments of $17.8 million; partially offset by higher cash tax payments of $3.2 million.
In Fiscal 2009, cash provided by operating activities increased $74.1 million compared to Fiscal 2008. The primary reasons for the increase were lower cash interest payments of $41.8 million, lower cash tax payments of $11.1 million, and an increase in operating income before impairment of assets and depreciation and amortization expense of $53.8 million, partially offset by an increase in working capital, excluding cash and cash equivalents and restricted cash, of $22.8 million, an increase in other assets of $4.6 million and a decrease in deferred rent expense of $5.8 million.
Cash flows from investing activities
In Fiscal 2010, cash used in investing activities increased $35.7 million compared to Fiscal 2009. In Fiscal 2010, restricted cash increased $23.9 million for deposits securing certain debt obligations. In February 2010, we completed a sale-leaseback transaction that generated proceeds of approximately $16.8 million, offset by increased capital expenditures of $24.4 million for the remodeling of existing stores, new store openings, and improvements to technology systems. In Fiscal 2009, we received $1.8 million from the sale of property and $2.4 million from the sale of intangible assets.
In Fiscal 2009, cash used in investing activities decreased $39.5 million compared to Fiscal 2008. The primary reasons for the decrease were lower capital expenditures of $35.9 million due to fewer store openings and increased proceeds of $1.7 million from the sale of property and $1.9 million from the sale of intangible assets. We reduced capital expenditures during 2009 to preserve cash in response to the distress in the financial markets which has resulted in declines in consumer confidence and spending.
Capital expenditures were $49.8 million, $25.5 million and $61.4 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, primarily to remodel existing stores, open new stores and to improve technology systems. In Fiscal 2011, we currently expect to incur approximately $75.0 million to $80.0 million of capital expenditures to open new stores, remodel existing stores and to improve technology systems.
Cash flows from financing activities
In Fiscal 2010, cash used in financing activities decreased $22.5 million compared to Fiscal 2009. In Fiscal 2010, we received $57.5 million from a short-term bank loan and paid $0.5 million of debt issuance costs. In both Fiscal 2010 and Fiscal 2009, we paid $14.5 million for the scheduled principal payments on our Credit Facility. In Fiscal 2010, we paid $79.9 million to retire $14.0 million of Senior Notes, $57.2 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes. We also paid $0.7 million in capital lease payments during Fiscal 2010. During Fiscal 2009, we paid $46.1 million to retire $30.5 million of Senior Toggle Notes and $52.8 million of Senior Subordinated Notes.

During Fiscal 2008, we drew down the remaining $194.0 million available under our Revolving Credit Facility and paid $14.5 million for the scheduled principal payments on our Credit Facility.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.
Cash position
As of January 29, 2011, we had cash and cash equivalents and restricted cash of $279.8 million and substantially all of the cash equivalents consisted of money market funds invested in U.S. Treasury Securities.
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, new store expenditures, and debt service requirements for at least the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in Part I, Item 1A — Risk Factors.
Current market conditions
Continued distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, and has had a negative impact on credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and have responded with pursuit of cost reduction opportunities and are proceeding cautiously to support increased sales. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional negative pressure on consumer spending and negatively affect our cash flows or cause a tightening of trade credit that may negatively affect our liquidity.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

Inventory Valuation
Our inventories in North America are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. Our inventories in Europe are accounted for under the lower of cost or market method, with cost determined using the average cost method at an individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns. Management monitors merchandise inventory levels to identify slow-moving items and uses markdowns to clear such inventories. Changes in consumer demand of our products could affect our retail prices, and therefore impact the retail method and lower of cost or market valuations.
Valuation of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.
During Fiscal 2010, we recorded a non-cash impairment charge of $6.0 million related to our former investment in our joint venture, Claire’s Nippon. During Fiscal 2008, the Company recorded a non-cash impairment charge of $25.5 million for its former investment in Claire’s Nippon.
During Fiscal 2009, an impairment charge of approximately $3.1 million was recorded related to our central buying and store operations offices and the North American distribution center located in Hoffman Estates, Illinois. During Fiscal 2008, an impairment charge of approximately $2.5 million was recorded related to store asset impairment.
Goodwill Impairment
We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 requires a two-step process for determining goodwill impairment. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. We have two reporting units as defined under ASC Topic 350. These reporting units are our North American segment and our European segment.
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
The projected cash flows used in the income approach cover the periods consisting of the fourth quarter fiscal 2010 and the fiscal years 2011 through 2015. Beyond fiscal year 2015, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of the Company’s past performance post-recession.
A weighted average cost of capital reflecting the risk associated with the projected cash flows was calculated for each reporting unit and used to discount each reporting unit’s cash flows and terminal value. Key assumptions made in calculating a weighted average cost of capital include the risk-free rate, market risk premium, volatility relative to the market, cost of debt, specific company premium, small company premium, tax rate and debt-to-equity ratio.
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
Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2010 and Fiscal 2009. We recognized a non-cash impairment charge of $297.0 million in Fiscal 2008. The excess of fair value over carrying value for each of our reporting units as of October 30, 2010, the annual testing date for Fiscal 2010, ranged from approximately $420.0 million to approximately $508.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $210.0 million to approximately $388.0 million for each of our reporting units.
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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. During Fiscal 2010, we recorded a non-cash impairment charge of $12.3 million related to certain franchise agreements which are definite-lived intangible assets. We did not recognize any impairment charge during Fiscal 2009. We recognized a non-cash impairment charge of $199.0 million in Fiscal 2008.
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
During Fiscal 2010, we reported a decrease of $11.8 million in valuation allowance against our U.S. deferred tax assets, and an increase of $1.5 million in valuation allowance against our foreign deferred tax assets. The foreign increase primarily relates to foreign jurisdictions that have a history of losses. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.
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
Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Stock-based compensation expense for time-vested stock awards granted in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was recorded over the requisite service period using the graded-vesting method for the entire award.
Performance-vested awards, which qualified as equity plans under ASC Topic 718, were accounted for based on fair value at date of grant. The stock-based compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award would be achieved. The expense was recorded over the requisite service period.
BOGO options, which are immediately vested and exercisable upon issuance, are accounted for at fair value at date of grant. The compensation expense is recognized over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011.
The fair value of time-vested stock options and the buy one, get one (“BOGO”) options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008 were determined using the Black-Scholes option-pricing model. The fair value of performance based stock options issued during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.
Our estimates of stock price volatility, interest rate, grant date fair value and expected term of options and restricted stock are affected by illiquid credit markets, consumer spending and current and future economic conditions. As future events and their effects can not be determined with precision, actual results could differ significantly from our estimates. See Note 9 — Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Derivatives and Hedging
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, we report all derivative financial instruments on our Consolidated Balance Sheet at fair value. We formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. We measure the effectiveness of our cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.
We primarily employ derivative financial instruments to manage our exposure to market risk from interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. We do not enter into derivative financial instruments for trading or speculative purposes. We face credit risk if the counterparties to the financial instruments are unable to perform their obligations. However, we seek to mitigate credit derivative risk by entering into transactions with counterparties that are significant and creditworthy financial institutions. We monitor the credit ratings of the counterparties.
For derivatives that qualify as cash flow hedges, we report the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized into income immediately. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.
We may at our discretion terminate or change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) at that time.

Contractual Obligations and Off Balance Sheet Arrangements
We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of January 29, 2011:

	Payments Due by Period
Contractual Obligations			2-3	4-5		More than 5
(in millions)	Total	1 year	years	years		years
Recorded Contractual Obligations:

Debt (1)	$2,519.0	$76.2	$223.0	$1,960.3	(2)	$259.5

Capital lease obligation	48.7	2.2	4.5	4.6		37.4

Unrecorded Contractual Obligations:

Operating lease obligations (3)	1,053.9	202.2	338.7	246.9		266.1

Interest (4)	584.2	122.8	265.5	155.0		40.9

Letters of credit	7.1	7.1	—	—		—

Total	$4,212.9	$410.5	$831.7	$2,366.8		$603.9

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments other than scheduled debt payments under our Credit Facility.

(2)	Includes $1,351.8 million under our senior secured term loan facility, $372.5 million under our Senior Toggle Notes and $236.0 million under our Senior Subordinated Notes.

(3)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.

(4)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments, other than scheduled debt payments under our Credit Facility. Projected interest on variable rate debt is calculated using the applicable interest rate at January 29, 2011, and the effect of the interest rate swap through July 2013 as discussed in Note 6 — Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements.
We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.
Seasonality and Quarterly Results
Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2010 were 23%, 23%, 24% and 30%, respectively. See Note 13 — Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.
Impact of Inflation
Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We adopted this guidance during our first fiscal quarter of Fiscal 2010 and it did not have a material impact on our financial position, results of operations or cash flow.
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
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of January 29, 2011, all cash equivalents, excluding restricted cash, were maintained in two money market funds that were invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.
Interest Rates
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At January 29, 2011, the estimated fair value of the Swap was a liability of approximately $1.2 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Consolidated Balance Sheets.
We entered into three interest rate swap agreements in July 2007 (the “Swaps”) to manage exposure to fluctuations in interest rates. Those Swaps expired on June 30, 2010. The Swaps represented contracts to exchange floating rate for fixed interest payments periodically over the lives of the Swaps without exchange of the underlying notional amount. The Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the three Swaps ranged from 4.96% to 5.25%. The Swaps were designated and accounted for as cash flow hedges. At January 30, 2010, the estimated fair value of the Swaps were liabilities of approximately $8.8 million and were recorded, net of tax, as a component in “Accumulated other comprehensive income (loss), net of tax” in our Consolidated Balance Sheets.

At January 29, 2011, we had fixed rate debt of $873.3 million and variable rate debt of $1.65 billion. Based on our variable rate debt balance (less $200 million hedged by interest rate swaps) as of January 29, 2011, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $14.5 million.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At January 29, 2011, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $0.8 million, $15.5 million and $(27.1) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Certain of our subsidiaries make significant USD purchases from Asian suppliers, particularly in China. Until July 2005, the Chinese government pegged its currency, the yuan renminbi (“RMB”), to the USD, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the USD and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the USD, the euro and the Japanese yen. The official exchange rate has historically remained stable; however, there are no assurances that this currency exchange rate will continue to be as stable in the future due to the Chinese government’s adoption of a floating rate with respect to the value of the RMB against foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on China to adopt an even more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the USD. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our business, which include making our purchases of Chinese products more expensive. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a material adverse effect on our results of operations.
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

Item 8. Financial Statements and Supplementary Data

Page No.
Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	47

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	48

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	49

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Claire’s Stores, Inc.:
We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
April 21, 2011
Miami, Florida
Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 29, 2011	January 30, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $23,864 and $0, respectively	$279,766	$198,708
Inventories	136,148	110,338
Prepaid expenses	21,449	32,873
Other current assets	24,658	28,236

Total current assets	462,021	370,155

Property and equipment:
Land and building	—	19,318
Furniture, fixtures and equipment	186,514	162,602
Leasehold improvements	248,030	228,503

	434,544	410,423
Less accumulated depreciation and amortization	(233,511)	(182,439)

	201,033	227,984

Leased property under capital lease:
Land and building	18,055	—
Less accumulated depreciation and amortization	(903)	—

	17,152	—

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $38,747 and $28,032, respectively	557,466	580,027
Deferred financing costs, net of accumulated amortization of $41,659 and $29,949, respectively	36,434	47,641
Other assets	42,287	58,242

	2,186,243	2,235,966

Total assets	$2,866,449	$2,834,105

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt	$76,154	$14,500
Trade accounts payable	54,355	42,163
Income taxes payable	11,744	10,272
Accrued interest payable	16,783	14,644
Accrued expenses and other current liabilities	107,115	99,933

Total current liabilities	266,151	181,512

Long-term debt	2,236,842	2,313,378
Revolving credit facility	194,000	194,000
Obligation under capital lease	17,290	—
Deferred tax liability	121,776	122,145
Deferred rent expense	26,637	22,082
Unfavorable lease obligations and other long-term liabilities	30,268	35,630

	2,626,813	2,687,235

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	621,099	616,086
Accumulated other comprehensive income, net of tax	1,416	2,625
Accumulated deficit	(649,030)	(653,353)

	(26,515)	(34,642)

Total liabilities and stockholder’s deficit	$2,866,449	$2,834,105

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	$1,426,397	$1,342,389	$1,412,960
Cost of sales, occupancy and buying expenses	685,111	663,269	724,832

Gross profit	741,286	679,120	688,128

Other expenses:
Selling, general and administrative	498,212	465,706	513,752
Depreciation and amortization	65,198	71,471	85,093
Impairment of assets	12,262	3,142	498,490
Severance and transaction-related costs	741	921	15,928
Other expense (income), net	411	(4,234)	(4,499)

	576,824	537,006	1,108,764

Operating income (loss)	164,462	142,114	(420,636)
Gain on early debt extinguishment	13,388	36,412	—
Impairment of equity investment	6,030	—	25,500
Interest expense, net	157,706	177,418	195,947

Income (loss) before income tax expense	14,114	1,108	(642,083)
Income tax expense	9,791	11,510	1,509

Net income (loss)	$4,323	$(10,402)	$(643,592)

Net income (loss)	$4,323	$(10,402)	$(643,592)
Foreign currency translation and interest rate swap adjustments, net of tax	8,363	24,944	(25,677)
Reclassification of foreign currency translation adjustments into net income (loss)	(9,572)	—	—

Comprehensive income (loss)	$3,114	$14,542	$(669,269)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands, except per share amounts)

	Number of			Accumulated	Retained
	shares of		Additional	other	earnings
	common	Common	paid-in	comprehensive	(Accumulated
	stock	stock	capital	income (loss), net	deficit)	Total
Balance: February 2, 2008	100	$—	$601,201	$3,358	$641	$605,200
Net loss	—	—	—	—	(643,592)	(643,592)
Stock option expense	—	—	7,783	—	—	7,783
Restricted stock expense, net of unearned compensation	—	—	443	—	—	443
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	(25,677)	—	(25,677)

Balance: January 31, 2009	100	—	609,427	(22,319)	(642,951)	(55,843)
Net loss	—	—	—	—	(10,402)	(10,402)
Stock option expense	—	—	6,518	—	—	6,518
Restricted stock expense, net of unearned compensation	—	—	141	—	—	141
Foreign currency translation adjustment and unrealized gain on interest rate swaps, net of tax	—	—	—	24,944	—	24,944

Balance: January 30, 2010	100	—	616,086	2,625	(653,353)	(34,642)
Net income	—	—	—	—	4,323	4,323
Stock option expense	—	—	4,946	—	—	4,946
Restricted stock expense, net of unearned compensation	—	—	67	—	—	67
Foreign currency translation adjustment and unrealized gain on interest rate swaps, net of tax	—	—	—	8,363	—	8,363
Reclassification of foreign currency translation adjustments into net income	—	—	—	(9,572)	—	(9,572)

Balance: January 29, 2011	100	$—	$621,099	$1,416	$(649,030)	$(26,515)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,323	$(10,402)	$(643,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,198	71,471	85,093
Impairment	18,292	3,142	523,990
Amortization of lease rights and other assets	3,204	2,199	2,059
Amortization of debt issuance costs	10,005	10,398	10,567
Payment of in kind interest expense	36,872	39,013	24,522
Net unfavorable accretion of lease obligations	(1,490)	(2,151)	(1,856)
Loss (gain) on sale/retirement of property and equipment, net	672	(1,389)	(183)
Gain on early debt extinguishment	(13,388)	(36,412)	—
Gain on sale of intangible assets/lease rights	—	(506)	(1,372)
Stock compensation expense	5,013	6,659	8,226
(Increase) decrease in:
Inventories	(25,374)	(4,081)	6,482
Prepaid expenses	12,658	1,797	(1,087)
Other assets	751	(5,519)	(9,085)
Increase (decrease) in:
Trade accounts payable	10,314	(12,744)	7,372
Income taxes payable	3,667	5,510	(10,710)
Accrued interest payable	2,139	1,328	(6,219)
Accrued expenses and other liabilities	14,575	(129)	3,032
Deferred income taxes	(595)	4,114	(4,809)
Deferred rent expense	4,423	3,178	8,943

Net cash provided by operating activities	151,259	75,476	1,373

Cash flows from investing activities:
Acquisition of property and equipment, net	(48,711)	(24,952)	(59,405)
Proceeds from sale of property and equipment	16,765	1,830	104
Acquisition of intangible assets/lease rights	(1,104)	(546)	(1,971)
Proceeds from sale of intangible assets/lease rights	—	2,409	516
Changes in restricted cash	(23,902)	—	—

Net cash used in investing activities	(56,952)	(21,259)	(60,756)

Cash flows from financing activities:
Proceeds from Credit facility	—	—	194,000
Payments of Credit facility	(14,500)	(14,500)	(14,500)
Proceeds from Short-term debt	57,494	—	—
Repurchases of Notes	(79,865)	(46,091)	—
Payment of debt issuance costs	(503)	—	—
Principal payments of capital lease	(765)	—	—

Net cash (used in) provided by financing activities:	(38,139)	(60,591)	179,500

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,026	508	(1,517)

Net increase (decrease) in cash and cash equivalents	57,194	(5,866)	118,600
Cash and cash equivalents, at beginning of period	198,708	204,574	85,974

Cash and cash equivalents, at end of period	255,902	198,708	204,574
Restricted cash, at end of period	23,864	—	—

Cash and cash equivalents and restricted cash, at end of period	$279,766	$198,708	$204,574

Supplemental disclosure of cash flow information:
Income taxes paid	$6,332	$3,159	$14,227
Interest paid	108,923	126,733	168,567
Non-cash investing and financing activities:
Property acquired under capital lease	18,055	—	—
See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.
Nature of Operations — Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers, and young adults. The Company is organized into two segments: North America and Europe. The Company operates owned stores throughout the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North American segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic and Hungary (European segment). Until September 2, 2010, the Company operated stores in Japan through a former 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as licensed stores.
Acquisition of Claire’s Stores, Inc. — In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc.
The purchase of the Company and the related fees and expenses were financed through the issuance of the Notes, borrowings under the Credit Facility, an equity investment by the Sponsors, and cash on hand at the Company.
The closing of the Merger occurred simultaneously with:
•	the closing of the Company’s senior secured term loan facility and revolving Credit Facility (collectively the “Credit Facility”) of $1.65 billion;

•	the closing of the Company’s senior notes offering (the “Notes”) in the aggregate principal amount of $935.0 million; and

•	the equity investment by the Sponsors, collectively, of approximately $595.7 million.
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
See Note 5 — Debt for a summary of the terms of the Notes and the Credit Facility.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Until September 2, 2010, the Company accounted for the results of operations of its former 50% ownership interest in Claire’s Nippon under the equity method and included the results within “Other expenses (income), net” in its Consolidated Statements of Operations and Comprehensive Income (Loss). On September 2, 2010, the Company no longer had an ownership interest in Claire’s Nippon. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal year ended January 29, 2011 (“Fiscal 2010”), January 30, 2010 (“Fiscal 2009”) and January 31, 2009 (“Fiscal 2008”) consisted of 52 weeks, respectively.
Use of Estimates — The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.
Reclassifications — The Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current year presentation.
Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 29, 2011, all cash equivalents were maintained in two money market funds that were invested exclusively in U.S. Treasury securities. Restricted cash is not available to the Company for general corporate purposes. Restricted cash consists of a security deposit in the amount of 15.0 million Euros (“€”) ($20.4 million) for the outstanding short-term note payable and collateral in the amount of $3.5 million for the interest rate swap. The restricted cash amount is classified as a current asset in the accompanying Consolidated Balance Sheets since the items it secures are classified as current liabilities. See Note 5 — Debt and Note 6 — Derivatives and Hedging Activities, respectively, for further details.
Inventories — Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and average cost method, at an individual item level for Europe.
Prepaid Expenses — Prepaid expenses as of January 29, 2011 and January 30, 2010 included the following components (in thousands):

	January 29,	January 30,
	2011	2010
Prepaid rent and occupancy	$19,532	$30,444
Prepaid insurance	577	193
Other	1,340	2,236

Total prepaid expenses	$21,449	$32,873

Other Current Assets — Other current assets as of January 29, 2011 and January 30, 2010 included the following components (in thousands):

	January 29,	January 30,
	2011	2010
Credit card receivables	$5,209	$4,617
Franchise receivables	4,139	6,457
Store supplies	6,567	6,794
Deferred tax assets, net of valuation allowance	4,064	2,839
Income taxes receivable	69	2,556
Other	4,610	4,973

Total other current assets	$24,658	$28,236

Property and Equipment — Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the buildings and the furniture, fixtures, and equipment, which range from five to ten years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.
Capital Leases — Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). On February 19, 2010, the Company sold its North American distribution center/office building (the “Property”) to a third party. The Company received net proceeds of $16.8 million from the sale of the Property. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at the option of the Company and (2) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Company has a $1.1 million letter of credit to secure lease payments for the Property.
Goodwill - As discussed in Note 1 — Nature of Operations and Acquisition of Claire’s Stores, Inc. above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. The purchase price was allocated to assets and liabilities based on estimated fair market values at the date of acquisition. The remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.
The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 3 — Impairment Charges for results of impairment testing and Note 4 — Goodwill and Other Intangible Assets, respectively, for more details.

Intangible Assets — Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its European subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 3 — Impairment Charges for results of impairment testing and Note 4 — Goodwill and Other Intangible Assets, respectively, for more details.
Deferred Financing Costs — Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), were $10.0 million, $10.4 million and $10.6 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Other Assets — Other assets as of January 29, 2011 and January 30, 2010 included the following components (in thousands):

	January 29,	January 30,
	2011	2010
Investment in Claire’s Nippon joint venture	$—	$17,758
Initial direct costs of leases	16,358	16,905
Prepaid lease payments	6,856	7,098
Deferred tax assets, non-current	2,726	2,362
Other	16,347	14,119

Total other assets	$42,287	$58,242

On September 2, 2010, the Company converted its former 50% ownership interest in the Claire’s Nippon joint venture into the full and exclusive rights to operate Claire’s stores in all of Asia excluding Japan. The former joint venture partner acquired the right to operate Claire’s stores exclusively in Japan. The Company and the former joint venture partner also agreed to operate Claire’s Nippon under a new license agreement, to replace the existing merchandising agreement and to amend the buying agency agreement. In accordance with Accounting Standards Codification (“ASC”) Subtopic 845-10, Nonmonetary Transactions, the Company measured the conversion based on the fair value of the asset surrendered. The Company recorded the exclusive territory rights as an indefinite-lived intangible asset in the amount of $0.6 million. See Note 4 — Goodwill and Other Intangibles.
The Company recorded its 50% ownership interest of Claire’s Nippon’s net income (loss) in the amounts of $(2.5) million, $(1.0) million and $0.3 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The initial direct costs of leases and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years.
Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the net book value of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or asset group. The fair value is estimated based on discounted future cash flows expected to result from the use and eventual disposition of the asset or asset group using a rate that reflects the operating segment’s average cost of capital. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. See Note 3 — Impairment Charges for results of impairment testing.
Accrued Expenses and Other Current Liabilities — Accrued expenses and other current liabilities as of January 29, 2011 and January 30, 2010 included the following components (in thousands):

	January 29,	January 30,
	2011	2010
Compensation and benefits	$46,121	$41,861
Gift cards and certificates	21,917	20,989
Sales and local taxes	14,321	8,036
Store rent	3,753	4,873
Interest rate swaps	1,165	8,752
Other	19,838	15,422

Total accrued expenses and other current liabilities	$107,115	$99,933

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
The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in “Accrued expenses and other current liabilities.” Revenue from gift card and gift certificate sales is recognized at the time of redemption.
Cost of Sales — Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $10.0 million, $8.5 million and $13.7 million, for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Advertising Expenses — The Company expenses advertising costs as incurred and include in-store marketing, mall association dues and digital interactive media. Advertising expenses were $12.8 million, $11.3 million and $12.5 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Rent Expense — The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 7 — Commitments and Contingencies.
Stock-Based Compensation — The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.
Time-vested stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant. The stock-based compensation expense is recorded on a straight-line basis over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. The stock-based expense was based upon the number of shares expected to be issued when it became probable that performance targets required to receive the awards would be achieved. The stock-based compensation expense is recognized over the requisite service period.
Buy-one-get-one (the “BOGO”) options, which are immediately vested and exercisable upon issuance, are accounted for at fair value at date of grant. The compensation expense is recognized on a straight-line basis over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011.
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
The Company is subject to tax audits in numerous jurisdictions, including the United States, individual states and localities, and internationally. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. This guidance requires that the Company determine whether a tax position is more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained. Additionally, the FASB provided guidance on de-recognition, classification, accounting and disclosure requirements. The Company adopted this guidance on February 4, 2007. The adoption of this guidance did not result in an adjustment to the Company’s unrecognized tax benefits. See Note 11 — Income Taxes for further information.
Foreign Currency Translation — The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations. These foreign currency transaction losses (gains) were approximately $5.1 million, $(1.2) million and $0.6 million, for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.
Comprehensive Income (Loss) — Comprehensive income (loss) represents a measure of all changes in shareholder’s equity (deficit) except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company’s total comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, reclassification of foreign currency translation adjustments into net income (loss) and adjustments for derivative instruments accounted for as cash flow hedges. Amounts included in “Comprehensive income (loss)” are recorded net of income taxes.
Derivative Financial Instruments — The Company recognizes the fair value of derivative financial instruments on the Consolidated Balance Sheets. Gain and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.
Fair Value Measurements — ASC 820, Fair Value Measurement Disclosures defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at January 29, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$(1,165)	$—	$(1,165)	$—

Fair Value Measurements at January 30, 2010 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(8,752)	$—	$(8,752)	$—
The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Company included credit valuation adjustment risk in the calculation of fair value for the Swaps entered into in July 2007. The Swap entered into on July 28, 2010 is collateralized by cash and thus the Company does not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes. See Note 6 — Derivatives and Hedging Activities for further information.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.
The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at January 29, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable	Impairment
		Identical Assets	Inputs	Inputs	Charges
	Carrying Value	(Level 1)	(Level 2)	(Level 3) (1)	Fiscal 2010
Intangible assets	$28,180	$—	$—	$28,180	$12,262

(1)	See Note 3 — Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

Fair Value Measurements at January 30, 2010 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable	Impairment
		Identical Assets	Inputs	Inputs	Charges
	Carrying Value	(Level 1)	(Level 2)	(Level 3) (1)	Fiscal 2009
Long-lived assets	$17,000	$—	$—	$17,000	$3,142

(1)	See Note 3 — Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
During Fiscal 2010, franchise agreements with a carrying amount of $40.5 million were written down to their fair value of $28.2 million, resulting in an impairment charge of $12.3 million, which was included in “Impairment of assets” on the Consolidated Statements of Operations and Comprehensive Income (Loss).
During Fiscal 2009, long-lived assets held and used with a carrying amount of $20.1 million were written down to their fair value of $17.0 million, resulting in an impairment charge of $3.1 million, which was included in “Impairment of assets” on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, current liabilities, short-term debt, long-term debt, and the revolving credit facility.

Cash and cash equivalents, restricted cash, accounts receivable, short-term debt and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.
The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt, including the current portion, and the revolving credit facility was approximately $2.36 billion at January 29, 2011, compared to a carrying value of $2.45 billion at that date. The estimated fair value of the Company’s debt was approximately $1.95 billion at January 30, 2010, compared to a carrying value of $2.52 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For other debt, fair value is estimated based on quoted prices for similar instruments.
Recent Accounting Pronouncements — In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company adopted this guidance during its first fiscal quarter of Fiscal 2010 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. The Company adopted this guidance on this date. This guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
3. IMPAIRMENT CHARGES
The Company recorded non-cash impairment charges for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Goodwill	$—	$—	$297,000
Tradenames	—	—	199,000
Franchise agreements	12,262	—	—
Investment in Claire’s Nippon	6,030	—	25,500
Long-lived assets	—	3,142	2,490

Total impairment charges	$18,292	$3,142	$523,990

The Company’s principal indefinite-lived intangible assets, other than goodwill, include tradenames and lease rights which are not subject to amortization. Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company performs annual impairment tests during the fourth quarter of its fiscal year.
The Company’s principal definite-lived intangible assets include franchise agreements and lease rights which are subject to amortization and leases that existed at date of acquisition with terms that were favorable to market at that date. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable.

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2010, Fiscal 2009 and Fiscal 2008 had a significant impact on the retail industry. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles — Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North American segment and its European segment.
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
Based on this testing under step 1, no impairment charge was recognized during Fiscal 2010 and Fiscal 2009. In Fiscal 2008, during testing under step 1, management determined the fair value of each reporting unit was less than its respective carrying value. Accordingly, management performed a step 2 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the North America reporting unit was impaired by $180.0 million and the carrying value of the goodwill of the Europe reporting unit was impaired by $117.0 million. This resulted in the Company recording total non-cash impairment charges of $297.0 million in Fiscal 2008, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company also performed similar impairment testing on its other indefinite lived intangible assets during the fourth quarter of Fiscal 2010, Fiscal 2009 and Fiscal 2008. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. No impairment charge was recognized in Fiscal 2010 and Fiscal 2009. In Fiscal 2008, the Company determined that the tradenames intangible assets in its North America reporting unit was impaired $134.0 million and that the tradenames intangible assets in its Europe reporting unit was impaired $65.0 million. This resulted in combined non-cash impairment charges related to intangible assets of $199.0 million in Fiscal 2008. These intangible asset impairment charges were recorded in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
During the fourth quarter of Fiscal 2010, management performed a strategic review of its franchise business. The franchisees’ continued inability to meet store development expectations prompted the Company to reevaluate its franchise development strategy and to perform a valuation of the franchise agreements, which are definite-lived intangible assets. The Company utilized a discounted cash flow model and determined the franchise agreements intangible assets were impaired. This resulted in the Company recording a non-cash impairment charge of $12.3 million in Fiscal 2010, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

In accordance with ASC Subtopic 323-10, Investments — Equity Method and Joint Ventures, the Company is required to perform an assessment of overall other than temporary decrease in investment value when events or circumstances indicate that the carrying value may not be recoverable. The fair value of Claire’s Nippon is based on a discounted cash flow analysis of estimated future operating results. A decrease in business growth, decrease in earnings projections or increase in the discount factor will cause the fair value to decrease. The 2010 precipitous decline in sales, lower margin rates due to markdowns on slow-moving merchandise, and difficulty in cost reduction efforts, coupled with an inability to generate positive cash flow to pay royalties or dividends since inception, prompted the Company to perform a valuation of Claire’s Nippon. Because the expected future cash flows were less than the net carrying value of the investment in Claire’s Nippon, during Fiscal 2010, a non-cash impairment charge of $6.0 million was recognized for the excess of the net carrying value of the investment over the estimated fair value of $0.6 million. During Fiscal 2008, the Company recorded a non-cash impairment charge of $25.5 million for its former investment in Claire’s Nippon.
The Company accounts for long-lived tangible assets under ASC Topic 360, Property, Plant, and Equipment. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected undiscounted future operating cash flows or management’s determination that the long-lived asset has limited future use. If the expected undiscounted future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is measured based on a projected discounted cash flow model using a discount rate that is commensurate with the risk inherent in the business. During Fiscal 2010, no impairment charges were recognized with regards to long-lived assets. During Fiscal 2009 and Fiscal 2008, the Company recognized non-cash impairment charges related to long-lived assets of $3.1 million and $2.5 million, respectively, recorded in “Impairment of assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
4. GOODWILL AND OTHER INTANGIBLE ASSETS
In connection with the Transactions, the Company recorded goodwill and other intangible assets at date of acquisition. The Company’s principal indefinite-lived intangible assets include tradenames and lease rights which are not subject to amortization. The Company’s principal definite-lived intangible assets include franchise agreements and lease rights which are subject to amortization and leases that existed at date of acquisition with terms that were favorable to market at that date.

The changes in the carrying amount of goodwill during Fiscal 2010 and Fiscal 2009 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of January 31, 2009:
Goodwill	$1,409,941	$431,405	$1,841,346
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,229,941	$314,405	$1,544,346

Reclassification adjustment in Fiscal 2009 (1)	5,710	—	5,710
Balance as of January 29, 2011 and January 30, 2010:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

(1)	Reclassification of valuation allowance on deferred tax assets.
The carrying amount and accumulated amortization of identifiable intangible assets at January 29, 2011 and January 30, 2010 were (in thousands):

		January 29, 2011		January 30, 2010
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights	Lease terms ranging from 4.5 to 16.5	$24,757	$(5,996)	$13,681	$(4,145)
Franchise agreements	1 to 9	40,738	(12,558)	53,000	(9,291)
Favorable lease obligations	10	30,859	(20,000)	30,501	(14,493)
Other	5	499	(193)	372	(103)

Total intangible assets subject to amortization		96,853	(38,747)	97,554	(28,032)

Indefinite-lived intangible assets:
Indefinite-lived tradenames		$447,108	$—	$447,112	$—
Indefinite-lived lease rights		51,652	—	63,393	—
Indefinite-lived territory rights		600	—	—	—

Total indefinite-lived intangible assets		499,360	—	510,505	—

Total intangible assets		$596,213	$(38,747)	$608,059	$(28,032)

For Fiscal 2010, Fiscal 2009 and Fiscal 2008, amortization expense of $10.9 million, $13.6 million and $14.9 million, respectively, was recognized by the Company. In conjunction with the valuation of the franchise agreements, the Company considered many factors including the appropriateness of their useful lives. The Company determined an appropriate remaining useful life for each franchise agreement. Collectively, the remaining useful lives of the franchise agreements fall within the range of approximately one to nine years. As discussed in Note 3 — Impairment Charges, the Company recognized impairment charges related to intangible assets of $12.3 million in Fiscal 2010 and $199.0 million in Fiscal 2008. There were no such impairment charges for intangible assets in Fiscal 2009.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000’s)	Amortizable	Intangible Asset Acquisitions
Lease rights:
Fiscal 2010	$978	9.9
Fiscal 2009	435	9.9
Fiscal 2008	1,794	8.7
Other:
Fiscal 2010	126	5.0
Fiscal 2009	111	5.0
Fiscal 2008	176	5.0
The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2010 was 9.4 years.
The remaining net amortization as of January 29, 2011 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2011	$10,609
2012	8,057
2013	7,202
2014	6,406
2015	5,211
2016 and thereafter	20,621

Total	$58,106

5. DEBT
Debt as of January 29, 2011 and January 30, 2010 included the following components (in thousands):

	January 29, 2011	January 30, 2010
Short-term debt and current portion of long-term debt:
Note payable to bank due 2012	$57,703	$—
Current portion of long-term debt	18,451	14,500

Total short-term debt and current portion of long-term debt	$76,154	$14,500

Long-term debt:
Senior secured term loan facility due 2014	$1,399,250	$1,413,750
Senior notes due 2015	236,000	250,000
Senior toggle notes due 2015	360,431	381,891
Senior subordinated notes due 2017	259,612	282,237

	2,255,293	2,327,878
Less: current portion of long-term debt	(18,451)	(14,500)

Long-term debt	$2,236,842	$2,313,378

Senior secured revolving credit facility due 2013	$194,000	$194,000

Obligations under capital leases	$17,290	$—

As of January 29, 2011, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2011	$2,165	$76,154
2012	2,209	14,500
2013	2,253	208,500
2014	2,298	1,351,799
2015	2,344	596,431
Thereafter	37,407	259,612

Total	48,676	$2,506,996

Imputed interest	(31,386)

Present value of minimum capital lease principal payments	17,290
Current portion	—

Long-term capital lease obligation	$17,290

The Company’s interest expense, net for Fiscal 2010, Fiscal 2009 and Fiscal 2008 included the following components (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Term loan facility	$53,255	$66,348	$88,216
Revolving credit facility	6,110	5,708	4,835
Senior notes	22,605	23,154	23,074
Senior toggle notes	36,881	39,021	35,671
Senior subordinated notes	27,620	32,913	35,090
Note payable to bank	85	—	—
Capital lease obligation	1,232	—	—
Amortization of deferred debt issue costs	10,005	10,398	10,567
Other interest expense	57	82	(17)
Interest income	(144)	(206)	(1,489)

Interest expense, net	$157,706	$177,418	$195,947

Accrued interest payable as of January 29, 2011 and January 30, 2010 consisted of the following components (in thousands):

	January 29, 2011	January 30, 2010
Term loan facility	$8,239	$5,474
Revolving credit facility	231	328
Senior notes	3,658	3,875
Senior subordinated notes	4,568	4,966
Note payable to bank	87	—
Other	—	1

Total accrued interest payable	$16,783	$14,644

SHORT-TERM DEBT
On January 24, 2011, the Company entered into a Euro denominated loan (the “Euro loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of January 29, 2011, there was €42.4 million, or the equivalent of $57.7 million, outstanding under the Euro loan, and the weighted-average interest rate for borrowings outstanding was 9.02%. The Company intends to use the net proceeds of the borrowings for general corporate purposes.
The obligation under the Euro loan is secured by a cash deposit in the amount of €15.0 million ($20.4 million) at January 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one the Company’s international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in the Company’s Consolidated Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for further details.

LONG-TERM DEBT
Credit Facility
The Credit Facility is with a syndication of lenders and consists of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants, and events of default. At the consummation of the Merger, the Company drew the full amount of the senior secured term loan facility and was issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million.
The Company drew down the remaining $194.0 million available under the revolving credit facility (the “Revolver”) during Fiscal 2008. The Company was not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver was classified as a long-term liability in the accompanying Consolidated Balance Sheet as of January 29, 2011. The interest rate on the Revolver on January 29, 2011 was 2.5%. Subsequent to January 29, 2011, we paid down the entire $194.0 million of the Revolver and $241.0 million of indebtedness under the senior secured term loan from proceeds from our Senior Secured Second Lien Notes offering. As a result of the prepayment under the senior secured term loan facility, the Company is no longer required to make any quarterly payments and has a final payment of $1,154 million due on May 29, 2014. See Note 16 — Subsequent Events to our Consolidated Financial Statements.
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
Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility was 1.75% with respect to alternate base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”). In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. The Company must also pay customary letter of credit fees and agency fees. At January 29, 2011 and January 30, 2010, the weighted average interest rate for borrowings outstanding under the Credit Facility was 2.98% and 2.94%, respectively.

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
The Senior Toggle Notes are unsecured obligations of the Company and mature on June 1, 2015. Interest is payable semi-annually commencing on December 1, 2007. For any interest period through June 1, 2011, the Company may, at its option, elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% of PIK Interest.
Cash Interest on the Senior Toggle Notes accrues at 9.625% per annum and is payable in cash. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest Rate per annum plus 0.75% and increases the amount outstanding of the Senior Toggle Notes.
The Company elected to pay interest in kind on its Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $98.1 million and $62.4 million as of January 29, 2011 and January 30, 2010, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets.
Each of the Company’s wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility jointly and severally irrevocably and unconditionally guarantee on a senior basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Notes, expenses, indemnification or otherwise.

On or after June 1, 2011, the Company may redeem the Senior Notes at its option, subject to certain notice provisions at the following redemption prices (expressed as percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on June 1 of the years set forth below:

Period	Senior Cash Pay Notes	Senior Toggle Notes
2011	104.625%	104.813%
2012	102.313%	102.406%
2013 and thereafter	100.000%	100.000%
In addition, prior to June 1, 2011, the Company may redeem the Senior Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus an applicable premium and accrued an unpaid interest, if any.
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
On or after June 1, 2012, the Company may redeem the Senior Subordinated Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on June 1 of the years set forth below:

Period	Redemption Price
2012	105.25%
2013	103.50%
2014	101.75%
2015 and thereafter	100.00%
In addition, prior to June 1, 2012, the Company may redeem the Senior Subordinated Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus an applicable premium and accrued an unpaid interest, if any.
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
Certain of these covenants, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes in May 2007, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 29, 2011, the Company is in compliance with the covenants under its Notes.
European Credit Facilities
The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.6 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 29, 2011, the entire amount of $2.6 million was available for borrowing by the Company, subject to a reduction of $2.3 million for outstanding bank guarantees.
Note Repurchases
The following is a summary of the Company’s note repurchase activity during Fiscal 2010 and Fiscal 2009 (in thousands):

	Fiscal 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes

	Fiscal 2009
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Toggle Notes	$30,500	$19,744	$11,297
Senior Subordinated Notes	52,763	26,347	25,115

	$83,263	$46,091	$36,412

(1)	Net of deferred issuance cost write-offs of $603 and $1,301 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $1,144 for the Senior Toggle Notes.
6. DERIVATIVES AND HEDGING ACTIVITIES
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
The Company primarily employs derivative financial instruments to manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to the financial instruments are unable to perform their obligations. However, the Company seeks to mitigate derivative credit risk by entering into transactions with counterparties that are significant and creditworthy financial institutions. The Company monitors the credit ratings of the counterparties.
For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at January 29, 2011, on a notional amount of $200.0 million of the senior secured term loan.
The Company entered into three interest rate swap agreements in July 2007 (the “Swaps”) to manage exposure to interest rate changes related to the senior secured term loan facility. The Swaps were designated and accounted for as cash flow hedges. Those Swaps expired on June 30, 2010. The Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the Swaps ranged from 4.96% to 5.25%. The Swaps were designated and accounted for as cash flow hedges.
The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $3.5 million at January 29, 2011. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of January 29, 2011, the three year LIBOR rate was 0.92% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.6 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral. The Company included credit-related valuation adjustments in the calculation of fair value for the Swaps.
At January 29, 2011 and January 30, 2010, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $1.2 million and $8.8 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. These amounts were also recorded, net of tax of approximately $5.7 million and $5.7 million, respectively, as a component in “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets. See Note 2 — Summary of Significant Accounting Policies for fair value measurement of interest rate swaps.
The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2010, Fiscal 2009 and Fiscal 2008 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on
	Derivative
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest Rate Swaps	$7,587	$9,437	$1,375

Amount of Gain or (Loss) Reclassified from
Location of Gain or (Loss) Reclassified from	Accumulated OCI into Income
Accumulated OCI into Income (Effective Portion)	(Effective Portion)(1)
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest expense, net	$(9,630)	$(19,011)	$(8,440)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.9 million into interest expense.

7. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2010, Fiscal 2009 and Fiscal 2008 is set forth below (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Minimum store rentals	$199,304	$199,908	$205,807
Store rentals based on net sales	2,990	1,454	2,398
Other rental expense	11,751	13,181	16,745

Total rental expense	$214,045	$214,543	$224,950

Minimum aggregate rental commitments as of January 29, 2011 under non-cancelable operating leases are summarized by fiscal year ending as follows (in thousands):

2011	$202,197
2012	180,734
2013	157,969
2014	135,364
2015	111,560
Thereafter	266,064

Total	$1,053,888

Certain leases provide for payment of real estate taxes, insurance, and other operating expenses of the properties. In other leases, some of these costs are included in the basic contractual rental payments. In addition, certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes, and the effect on costs from changes in price indexes.
ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the European segment. The Company had retirement obligations of $3.6 million and $3.2 million as of January 29, 2011 and January 30, 2010, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.
Legal — The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding heavy metal and chemical content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation to protect intellectual property rights.
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

Other — Approximately 69% of the merchandise purchased by the Company in Fiscal 2010 was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (in thousands, net of tax):

	Foreign
	Currency	Derivative
	Translation	Instruments	Total
Balance as of February 2, 2008	$17,191	$(13,833)	$3,358
Foreign currency translation adjustment, net of tax of $0	(27,052)	—	(27,052)
Unrealized gain on interest rate swaps, net of tax of $1,531	—	1,375	1,375

Balance as of January 31, 2009	(9,861)	(12,458)	(22,319)
Foreign currency translation adjustment, net of tax of $0	15,507	—	15,507
Unrealized gain on interest rate swaps, net of tax of $1,546	—	9,437	9,437

Balance as of January 30, 2010	5,646	(3,021)	2,625
Foreign currency translation adjustment, net of tax of $0	776	—	776
Unrealized gain on interest rate swaps, net of tax of $0	—	7,587	7,587
Reclassification of foreign currency translation adjustments into net income, net of tax of $0	(9,572)	—	(9,572)

Balance as of January 29, 2011	$(3,150)	$4,566	$1,416

9. STOCK OPTIONS AND STOCK-BASED COMPENSATION
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
The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of January 29, 2011, 1,339,986 shares were available for future grants. The Board of Directors of Claire’s Inc. awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.
The total stock-based compensation expense recognized by the Company in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $5.0 million, $6.7 million and $8.2 million, respectively. Related income tax benefits of approximately $1.7 million, $2.3 million and $2.8 million were recognized in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Claire’s Inc. approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Board of Directors approved the grant of approximately 995,000, 828,000 and 2,170,000, respectively, of similar stock options. The Company recognized stock-based compensation expense of $4.2 million, $5.5 million and $6.9 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, related to Time and Performance Options.
During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2010 and Fiscal 2008, the Board of Directors granted 6,000 and 46,000, respectively, BOGO options with similar terms. No BOGO options were granted during Fiscal 2009. The Company recognized stock-based compensation expense of $702,000, $1,039,000 and $810,000 in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, related to these options.
The following is a summary of activity in the Company’s stock option plan from January 30, 2010 through January 29, 2011:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of January 30, 2010	6,279,360	$10.00
Options granted	1,000,750	$10.00
Options exercised	—	—
Options forfeited or expired	(420,096)	$10.00

Outstanding as of January 29, 2011	6,860,014	$10.00	4.4

Options vested and expected to vest at January 29, 2011	6,703,258	$10.00	4.3

Exercisable at end of period	2,195,119	$10.00	3.8

The weighted average grant date fair value of options granted in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $3.35, $2.98 and $3.87, respectively.
As of January 29, 2011, there was $4.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

For options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	59.25%	55.53%	45.26%
Weighted average risk-free interest rate	2.04%	2.15%	3.18%
Range of risk-free interest rate	1.05% - 2.54%	1.38% - 2.98%	2.50% - 3.44%
Weighted average expected term (years)	4.74	4.39	4.75

Performance Options (Monte Carlo)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	58.66%	53.50%	48.00%
Weighted average risk-free interest rate	2.45%	2.05%	3.21%
Range of risk-free interest rate	1.42% - 2.93%	0.18% - 4.25%	1.56% - 4.38%
Weighted average expected term (years)	N/A	N/A	N/A
The expected term of Time Options and BOGO Options has been based on the “simplified” method in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SEC SAB No. 110, because the Company has no readily available relevant historical data on option-hold-periods by employees. The Company’s historical option exercise data does not provide a reasonable basis upon which to estimate an expected term of an option due to new ownership of the Company establishing new equity-based compensation arrangements and different classifications of employees receiving grants. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected stock price volatility was based on peer company data as of the date of each option grant.
Claire’s Inc. will issue new shares to satisfy exercise of stock options. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.
Time-Vested Restricted Stock Awards
On May 29, 2007, Claire’s Inc. issued 125,000 shares of restricted common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vest at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Stock-based compensation expense relating to these shares recorded in Fiscal 2010, Fiscal 2009 and Fiscal 2008 approximated $67,000, $141,000 and $443,000, respectively. At January 29, 2011 and January 30, 2010, unearned stock-based compensation related to these shares approximated $15,000 and $83,000, respectively. The remaining unearned stock-based compensation of $15,000 as of January 29, 2011 is expected to be recognized over a weighted average period of 0.3 years.

A summary of the activity from January 30, 2010 through January 29, 2011 in the Company’s restricted common stock is presented below:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested as of January 30, 2010	50,000	$10.00
Granted	—	—
Vested	(25,000)	$10.00
Forfeited	—	—

Nonvested as of January 29, 2011	25,000	$10.00

10. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2010. During Fiscal 2009 and Fiscal 2008, the cost of Company matching contributions was $152,000 and $777,000, respectively.
11. INCOME TAXES
The components of income (loss) before income taxes for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
U.S.	$(34,663)	$(76,154)	$(501,248)
Foreign	48,777	77,262	(140,835)

Total income (loss) before income taxes	$14,114	$1,108	$(642,083)

The components of income tax expense (benefit) for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Federal:
Current	$22	$378	$509
Deferred	1,098	3,541	12,440

	1,120	3,919	12,949

State
Current	1,622	437	225
Deferred	(779)	63	(11,413)

	843	500	(11,188)

Foreign
Current	8,737	5,552	5,532
Deferred	(909)	1,539	(5,784)

	7,828	7,091	(252)

Total income tax expense	$9,791	$11,510	$1,509

The provision for income taxes for Fiscal 2010, Fiscal 2009 and Fiscal 2008 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Valuation allowance	90.1	1,577.1	(15.6)
Nondeductible impairment charges	—	—	(17.6)
Foreign rate differential	(82.5)	(1,927.8)	(0.4)
State and local income taxes, net of federal tax benefit	(2.5)	(92.1)	1.1
Repatriation of foreign earnings	3.0	1,674.7	(2.1)
Change in accrual for estimated tax contingencies	7.9	199.6	(0.4)
Other, net	18.4	(427.7)	(0.2)

	69.4%	1,038.8%	(0.2)%

In Fiscal 2010, the Company’s income tax expense was $9.8 million and its effective tax rate was 69.4%, including tax expense of $12.7 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2009, the Company’s income tax expense was $11.5 million and its effective tax rate was 1,038.8%, including tax expense of $17.5 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2008, the Company’s income tax expense was $1.5 million and its effective tax rate was (0.2)%, including the non-deductible nature of the goodwill and joint venture impairment charges as well as the impact of an increase to its valuation allowance on deferred tax assets in the U.S. by $95.8 million due to the increased uncertainties related to its ability to utilize these deferred tax assets against future earnings.
The effective income tax rates for Fiscal 2010, Fiscal 2009 and Fiscal 2008 also differ from the statutory federal tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher tax rates and income in jurisdictions with lower tax rates, the impact of the repatriation of foreign earnings to fund transaction related interest, and other permanent book to tax return adjustments.
The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Deferred tax assets:
Tax carryforwards	$69,306	$85,737
Debt related	19,708	15,812
Compensation & benefits	15,009	11,595
Deferred rent	7,415	6,892
Depreciation	6,053	2,874
Accrued expenses	4,802	4,055
Gift cards	2,726	2,064
Other	2,198	4,106
Inventory	1,376	1,125

Total gross deferred tax assets	128,593	134,260
Valuation allowance	(120,286)	(130,620)

Total deferred tax assets, net	8,307	3,640

Deferred tax liabilities:
Tradename intangibles	110,569	110,359
Lease rights	8,555	8,865
Other	4,169	1,360

Total deferred tax liabilities	123,293	120,584

Net deferred tax liability	$(114,986)	$(116,944)

The deferred tax assets and deferred tax liabilities as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Current deferred tax assets, net of valuation allowance	$4,064	$2,839
Current deferred tax liabilities	—	—
Non-current deferred tax assets	2,726	2,362
Non-current deferred tax liabilities, net of valuation allowance	(121,776)	(122,145)

Net	$(114,986)	$(116,944)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 29, 2011 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$26,936	2028 – 2030
Non-U.S. net operating loss carryforwards	9,810	Indefinite
Non-U.S. net operating loss carryforwards	7,589	2015 – 2025
State net operating loss carryforwards	3,339	2013 – 2030
U.S. foreign tax credits	21,632	2019 – 2021

Total	$69,306

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
In Fiscal 2010, the Company recorded a decrease of $11.8 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2009, the Company recorded an increase of $18.3 million in valuation allowance against deferred tax assets in the U.S. In the fourth quarter of Fiscal 2008, the Company recorded a charge of $95.8 million related to establishing a valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.
The net change in the total valuation allowances in Fiscal 2010, Fiscal 2009 and Fiscal 2008 was a decrease of $10.3 million, an increase of $20.4 million and an increase of $98.8 million, respectively.
U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at January 29, 2011 of $209.7 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For European subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 29, 2011. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $0.4 million on Fiscal 2010 earnings of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

Accumulated other comprehensive income (loss), net of income tax at January 29, 2011, January 30, 2010 and January 31, 2009 includes $(1.2) million, $(1.1) million and $(1.9) million, respectively, related to the income tax effect of unrealized foreign currency translation adjustments of certain long-term intercompany loans within the Company’s foreign subsidiaries. This results in a decrease of $0.1 million for Fiscal 2010, an increase of $0.8 million for Fiscal 2009 and a decrease of $2.5 million for Fiscal 2008. There was no income tax effect on accumulated other comprehensive income (loss), net of income tax related to unrealized gains on foreign currency translation adjustments of Fiscal 2010 foreign earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Beginning balance	$12,243	$11,043	$9,617
Additions based on tax positions related to the current year	1,694	1,987	2,070
Additions for tax positions of prior years	—	58	1
Reductions for tax positions of prior years	(1,133)	—	—
Statute expirations	(134)	(351)	(154)
Settlements	—	(494)	(491)

Ending balance	$12,670	$12,243	$11,043

The amount of unrecognized tax benefits at January 29, 2011 of $12.7 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.
Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $3.1 million and $2.4 million for the payment of interest and penalties accrued at January 29, 2011 and January 30, 2010, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recognized $0.7 million, $0.3 million and $0.6 million, respectively, in interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before Fiscal 2005. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2005, France through Fiscal 2004, and Canada through Fiscal 2003.
Within the next 12 months, the Company estimates that the unrecognized tax benefits at January 29, 2011, could be reduced by approximately $0.6 million related to the settlement of various state and local tax examinations for prior periods. Other than the expected settlement for state and local tax positions, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. See Note 16 — Subsequent Events for other tax matters.
12. RELATED PARTY TRANSACTIONS
Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and the Sponsors. Under this management services agreement, Apollo Management and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo Management and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Sponsors $3.0 million for fees in each of Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. These amounts are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive income (Loss).

The Company paid store planning and retail design fees to a Company owned by a member of one of the Company’s executive officers. These fee are included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For Fiscal 2010 and Fiscal 2009, the Company paid fees of approximately $1.2 million and $0.9 million, respectively. The arrangement was entered into during Fiscal 2008 and the fees paid during that fiscal period were not significant. This arrangement was approved by the Audit Committee of the Board of Directors.
See Note 16 — Subsequent Events for a related party transaction.
13. SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands)

	Fiscal 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$322,077	$334,233	$348,175	$421,912	$1,426,397
Gross profit	163,326	175,013	180,602	222,345	741,286
Impairment of assets (a)	—	—	—	12,262	12,262
Severance and transaction related costs	102	212	121	306	741
Gain on early debt extinguishment	4,487	6,249	2,652	—	13,388
Impairment of equity investment (b)	—	6,030	—	—	6,030
Interest expense, net	42,763	40,573	37,132	37,238	157,706
Income tax expense (c)	1,633	1,607	3,369	3,182	9,791
Net income (loss)	(12,300)	(8,345)	3,647	21,321	4,323

(a)	Represents impairment charge related to franchise agreements. See Note 3 — Impairment Charges for detail of impairment charges.

(b)	Represents impairment charge related to equity investment in Claire’s Nippon. See Note 3 — Impairment Charges for detail of impairment charges.

(c)	Includes a $12.7 million charge for an increase in the valuation allowance related to deferred tax assets.

	Fiscal 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$293,098	$314,196	$324,404	$410,691	$1,342,389
Gross profit	140,743	155,056	165,004	218,317	679,120
Impairment of assets (a)	—	—	—	3,142	3,142
Severance and transaction related costs	349	25	32	515	921
Gain on early debt extinguishment	—	17,104	16,096	3,212	36,412
Interest expense, net	45,234	45,329	43,716	43,139	177,418
Income tax expense (benefit) (b)	(1,679)	2,797	2,187	8,205	11,510
Net income (loss)	(29,023)	(3,733)	2,889	19,465	(10,402)

(a)	Represents impairment charges related to long-lived assets. See Note 3 — Impairment Charges for detail of impairment charges.

(b)	Includes a $17.5 million charge for an increase in the valuation allowance related to deferred tax assets.

14. SEGMENT REPORTING
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within its North American division. The franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within its European division. Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other expense (income), net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. After September 2, 2010, these former joint venture stores began to operate as licensed stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North American division.
Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales:
North America	$914,149	$850,313	$907,486
Europe	512,248	492,076	505,474

Total net sales	$1,426,397	$1,342,389	$1,412,960

Depreciation and amortization:
North America	$42,169	$47,574	$57,516
Europe	23,029	23,897	27,577

Total depreciation and amortization	$65,198	$71,471	$85,093

Segment operating income:
North America	$124,606	$88,890	$63,490
Europe	52,859	57,287	30,292

Total segment operating income	$177,465	$146,177	$93,782

Impairment of assets:
North America	$—	$3,142	$314,000
Europe	12,262	—	184,490

Total impairment charges	$12,262	$3,142	$498,490

Impairment of equity investment:
North America	$6,030	$—	$25,500
Europe	—	—	—

Total impairment of equity investment	$6,030	$—	$25,500

Interest expense (income), net:
North America	$157,595	$177,496	$196,732
Europe	111	(78)	(785)

Total interest expense (income), net	$157,706	$177,418	$195,947

Income (loss) before income taxes:
North America	$(26,003)	$(56,257)	$(482,670)
Europe	40,117	57,365	(159,413)

Total income (loss) before income taxes	$14,114	$1,108	$(642,083)

Income tax expense (benefit):
North America	$2,694	$4,559	$1,613
Europe	7,097	6,951	(104)

Total income tax expense	$9,791	$11,510	$1,509

Net income (loss):
North America	$(28,697)	$(60,816)	$(484,283)
Europe	33,020	50,414	(159,309)

Net income (loss)	$4,323	$(10,402)	$(643,592)

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Goodwill:
North America	$1,235,651	$1,235,651	$1,229,941
Europe	314,405	314,405	314,405

Total goodwill	$1,550,056	$1,550,056	$1,544,346

Long-lived assets:
North America	$142,090	$161,648	$197,839
Europe	76,095	66,336	68,232

Total long lived assets	$218,185	$227,984	$266,071

Total assets:
North America	$1,493,210	$1,505,727	$1,687,952
Europe	1,373,239	1,328,378	1,193,143

Total assets	$2,866,449	$2,834,105	$2,881,095

Capital Expenditures
North America	$20,353	$13,731	$42,623
Europe	28,358	11,221	16,782

Total capital expenditures	$48,711	$24,952	$59,405

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Total segment operating income	$177,465	$146,177	$93,782
Impairment of assets	12,262	3,142	498,490
Severance and transaction-related costs	741	921	15,928

Consolidated operating income	$164,462	$142,114	$(420,636)

Excluded from operating income are impairment charges of $12.3 million, $3.1 million and $498.5 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, segment operating income also excludes severance and transaction-related costs for North America of $0.4 million, $0.9 million and $9.9 million, respectively, and Europe of $0.3 million, $0 and $6.0 million, respectively. See Note 3 — Impairment Charges.
Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.
The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Accessories:
North America	31.8	30.5	27.6
Europe	22.7	23.1	20.8

	54.5	53.6	48.4

Jewelry:
North America	32.0	32.3	36.0
Europe	13.5	14.1	15.6

	45.5	46.4	51.6

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2010	Fiscal 2009	Fiscal 2008
United Kingdom	15.0	16.9	18.1

France	9.1	8.7	8.1

	Percentage of Total Long-lived Assets

Long-lived Assets:	January 29, 2011	January 30, 2010

United Kingdom	10.4	12.1

France	5.7	7.3

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

Condensed Consolidating Balance Sheet
January 29, 2011
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$179,529	$3,587	$96,650	$—	$279,766
Inventories	—	84,868	51,280	—	136,148
Prepaid expenses	851	1,680	18,918	—	21,449
Other current assets	—	16,547	8,111	—	24,658

Total current assets	180,380	106,682	174,959	—	462,021

Property and equipment:
Land and building	—	—	—	—	—
Furniture, fixtures and equipment	3,276	119,228	64,010	—	186,514
Leasehold improvements	1,052	143,072	103,906	—	248,030

	4,328	262,300	167,916	—	434,544
Less accumulated depreciation and amortization	(2,205)	(147,857)	(83,449)	—	(233,511)

	2,123	114,443	84,467	—	201,033

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(903)	—	—	(903)

	—	17,152	—	—	17,152

Intercompany receivables	—	366,929	—	(366,929)	—
Investment in subsidiaries	2,303,333	(63,535)	—	(2,239,798)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	9,294	262,172	—	557,466
Deferred financing costs, net	35,973	—	461	—	36,434
Other assets	130	3,842	38,315	—	42,287

	2,625,436	1,552,181	615,353	(2,606,727)	2,186,243

Total assets	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current portion of long-term debt	$18,451	$—	$57,703	$—	$76,154
Trade accounts payable	1,199	24,545	28,611	—	54,355
Income taxes payable	—	644	11,100	—	11,744
Accrued interest payable	16,696	—	87	—	16,783
Accrued expenses and other current liabilities	20,630	37,910	48,575	—	107,115

Total current liabilities	56,976	63,099	146,076	—	266,151

Intercompany payables	346,636	—	20,293	(366,929)	—
Long-term debt	2,236,842	—	—	—	2,236,842
Revolving credit facility	194,000	—	—	—	194,000
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,797	14,979	—	121,776
Deferred rent expense	—	17,230	9,407	—	26,637
Unfavorable lease obligations and other long-term liabilities	—	28,889	1,379	—	30,268

	2,777,478	170,206	46,058	(366,929)	2,626,813

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	621,099	1,435,909	815,866	(2,251,775)	621,099
Accumulated other comprehensive income (loss), net of tax	1,416	3,663	(7,080)	3,417	1,416
Retained earnings (accumulated deficit)	(649,030)	117,214	(126,143)	8,929	(649,030)

	(26,515)	1,557,153	682,645	(2,239,798)	(26,515)

Total liabilities and stockholder’s equity (deficit)	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

(1)	Cash and cash equivalents includes restricted cash of $3,450 for “Issuer” and $20,414 for “Non-Guarantors”

Condensed Consolidating Balance Sheet
January 30, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$109,138	$(10,604)	$100,174	$—	$198,708
Inventories	—	73,902	36,436	—	110,338
Prepaid expenses	509	14,217	18,147	—	32,873
Other current assets	1,030	19,527	7,679	—	28,236

Total current assets	110,677	97,042	162,436	—	370,155

Property and equipment:
Land and building	—	19,318	—	—	19,318
Furniture, fixtures and equipment	2,137	109,405	51,060	—	162,602
Leasehold improvements	1,113	138,706	88,684	—	228,503

	3,250	267,429	139,744	—	410,423
Less accumulated depreciation and amortization	(1,746)	(117,101)	(63,592)	—	(182,439)

	1,504	150,328	76,152	—	227,984

Intercompany receivables	—	148,072	—	(148,072)	—
Investment in subsidiaries	2,200,694	(7,069)	—	(2,193,625)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	13,017	281,010	—	580,027
Deferred financing costs, net	47,641	—	—	—	47,641
Other assets	18,099	3,230	36,913	—	58,242

	2,552,434	1,392,901	632,328	(2,341,697)	2,235,966

Total assets	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$14,500	$—	$—	$—	$14,500
Trade accounts payable	1,327	16,750	24,086	—	42,163
Income taxes payable	—	101	10,171	—	10,272
Accrued interest payable	14,644	—	—	—	14,644
Accrued expenses and other current liabilities	23,388	36,011	40,534	—	99,933

Total current liabilities	53,859	52,862	74,791	—	181,512

Intercompany payables	137,913	—	10,159	(148,072)	—
Long-term debt	2,313,378	—	—	—	2,313,378
Revolving credit facility	194,000	—	—	—	194,000
Deferred tax liability	—	106,386	15,759	—	122,145
Deferred rent expense	107	14,957	7,018	—	22,082
Unfavorable lease obligations and other long-term liabilities	—	33,347	2,283	—	35,630

	2,645,398	154,690	35,219	(148,072)	2,687,235

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	616,086	1,445,795	876,798	(2,322,593)	616,086
Accumulated other comprehensive income (loss), net of tax	2,625	2,101	(4,134)	2,033	2,625
Accumulated deficit	(653,353)	(15,544)	(111,760)	127,304	(653,353)

	(34,642)	1,432,719	760,906	(2,193,625)	(34,642)

Total liabilities and stockholder’s equity (deficit)	$2,664,615	$1,640,271	$870,916	$(2,341,697)	$2,834,105

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Fiscal 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$847,048	$579,349	$—	$1,426,397
Cost of sales, occupancy and buying expenses	5,222	408,851	271,038	—	685,111

Gross (deficit) profit	(5,222)	438,197	308,311	—	741,286

Other expenses:
Selling, general and administrative	35,895	252,629	209,688	—	498,212
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment of assets	—	—	12,262	—	12,262
Severance and transaction-related costs	372	—	369	—	741
Other expense (income), net	(21,067)	10,218	11,260	—	411

	15,831	301,547	259,446	—	576,824

Operating income (loss)	(21,053)	136,650	48,865	—	164,462
Gain on early debt extinguishment	13,388	—	—	—	13,388
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	156,427	1,190	89	—	157,706

Income (loss) before income taxes	(164,092)	129,430	48,776	—	14,114
Income tax expense	23	1,939	7,829	—	9,791

Income (loss) from continuing operations	(164,115)	127,491	40,947	—	4,323
Equity in earnings of subsidiaries	168,438	4,847	—	(173,285)	—

Net income	4,323	132,338	40,947	(173,285)	4,323
Foreign currency translation and interest rate swap adjustments, net of tax	8,363	1,562	(2,946)	1,384	8,363
Reclassification of foreign currency translation adjustments into net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income	$3,114	$124,328	$38,001	$(162,329)	$3,114

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Fiscal 2009
(in thousands)

			Non-		Consolidated
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Net sales	$—	$792,190	$550,199	$—	$1,342,389
Cost of sales, occupancy and buying expenses	—	402,594	260,675	—	663,269

Gross profit	—	389,596	289,524	—	679,120

Other expenses:
Selling, general and administrative	31,786	241,226	192,694	—	465,706
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Severance and transaction-related costs	921	—	—	—	921
Other expense (income), net	(16,756)	19,714	(7,192)	—	(4,234)

	17,390	307,264	212,352	—	537,006

Operating income (loss)	(17,390)	82,332	77,172	—	142,114
Gain on early debt extinguishment	36,412	—	—	—	36,412
Interest expense (income), net	177,518	(11)	(89)	—	177,418

Income (loss) before income taxes	(158,496)	82,343	77,261	—	1,108
Income tax expense	2,503	1,916	7,091	—	11,510

Income (loss) from continuing operations	(160,999)	80,427	70,170	—	(10,402)
Equity in earnings of subsidiaries	150,597	7,101	—	(157,698)	—

Net income (loss)	(10,402)	87,528	70,170	(157,698)	(10,402)
Foreign currency translation and interest rate swap adjustments, net of tax	24,944	4,426	16,457	(20,883)	24,944

Comprehensive income	$14,542	$91,954	$86,627	$(178,581)	$14,542

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Fiscal 2008
(in thousands)

			Non-		Consolidated
	Issuer	Guarantors	Guarantors	Eliminations	Combined
Net sales	$—	$845,430	$567,530	$—	$1,412,960
Cost of sales, occupancy and buying expenses	—	445,307	279,525	—	724,832

Gross profit	—	400,123	288,005	—	688,128

Other expenses:
Selling, general and administrative	32,720	266,838	214,194	—	513,752
Depreciation and amortization	3,013	50,584	31,496	—	85,093
Impairment of assets	134,000	180,000	184,490	—	498,490
Severance and transaction-related costs	2,374	7,553	6,001	—	15,928
Other expense (income), net	(19,778)	21,740	(6,461)	—	(4,499)

	152,329	526,715	429,720	—	1,108,764

Operating loss	(152,329)	(126,592)	(141,715)	—	(420,636)
Impairment of equity investment	25,500	—	—	—	25,500
Interest expense (income), net	197,089	(261)	(881)	—	195,947

Loss before income taxes	(374,918)	(126,331)	(140,834)	—	(642,083)
Income tax expense (benefit)	(18,143)	19,904	(252)	—	1,509

Loss from continuing operations	(356,775)	(146,235)	(140,582)	—	(643,592)
Equity in earnings (loss) of subsidiaries	(286,817)	7,706	—	279,111	—

Net loss	(643,592)	(138,529)	(140,582)	279,111	(643,592)
Foreign currency translation and interest rate swap adjustments, net of tax	(25,677)	(5,285)	(38,137)	43,422	(25,677)

Comprehensive loss	$(669,269)	$(143,814)	$(178,719)	$322,533	$(669,269)

Condensed Consolidating Statement of Cash Flows
Fiscal 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,323	$132,338	$40,947	$(173,285)	$4,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(168,438)	(4,847)	—	173,285	—
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment	—	6,030	12,262	—	18,292
Amortization of lease rights and other assets	—	29	3,175	—	3,204
Amortization of debt issuance costs	9,963	—	42	—	10,005
Payment of in kind interest expense	36,872	—	—	—	36,872
Net accretion of favorable (unfavorable) lease obligations	—	(2,054)	564	—	(1,490)
Loss on sale/retirement of property and equipment, net	—	668	4	—	672
Gain on early debt extinguishment	(13,388)	—	—	—	(13,388)
Stock compensation expense	3,863	—	1,150	—	5,013
(Increase) decrease in:
Inventories	—	(10,966)	(14,408)	—	(25,374)
Prepaid expenses	(342)	12,536	464	—	12,658
Other assets	1,243	4,335	(4,827)	—	751
Increase (decrease) in:
Trade accounts payable	(128)	6,682	3,760	—	10,314
Income taxes payable	—	2,320	1,347	—	3,667
Accrued interest payable	2,053	—	86	—	2,139
Accrued expenses and other liabilities	4,828	1,800	7,947	—	14,575
Deferred income taxes	—	318	(913)	—	(595)
Deferred rent expense	(107)	2,273	2,257	—	4,423

Net cash provided by (used in) operating activities	(118,627)	190,162	79,724	—	151,259

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,248)	(18,310)	(29,153)	—	(48,711)
Proceeds from sale of property and equipment	—	16,765	—	—	16,765
Acquisition of intangible assets/lease rights	—	(126)	(978)	—	(1,104)
Changes in restricted cash	(3,450)	—	(20,452)	—	(23,902)

Net cash provided by (used in) investing activities	(4,698)	(1,671)	(50,583)	—	(56,952)

Cash flows from financing activities:
Payments from Credit facility	(14,500)	—	—	—	(14,500)
Proceeds from Short-term debt	—	—	57,494		57,494
Repurchase of Notes	(79,865)	—	—	—	(79,865)
Payment of debt issuance costs	—	—	(503)		(503)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	284,631	(176,753)	(107,878)	—	—

Net cash provided by (used in) financing activities	190,266	(177,518)	(50,887)	—	(38,139)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,218	(2,192)	—	1,026

Net increase (decrease) in cash and cash equivalents	66,941	14,191	(23,938)	—	57,194
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	176,079	3,587	76,236	—	255,902
Restricted cash at end of period	3,450	—	20,414	—	23,864

Cash and cash equivalents and restricted cash at end of period	$179,529	$3,587	$96,650	$—	$279,766

Condensed Consolidating Statement of Cash Flows
Fiscal 2009
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,402)	$87,528	$70,170	$(157,698)	$(10,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(150,597)	(7,101)	—	157,698	—
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Amortization of lease rights and other assets	—	49	2,150	—	2,199
Amortization of debt issuance costs	10,398	—	—	—	10,398
Payment of in kind interest expense	39,013	—	—	—	39,013
Net accretion of favorable (unfavorable) lease obligations	—	(2,550)	399	—	(2,151)
(Gain) loss on sale/retirement of property and equipment, net	(1,430)	20	21	—	(1,389)
Gain on early debt extinguishment	(36,412)	—	—	—	(36,412)
Gain on sale of intangible assets/lease rights	—	—	(506)	—	(506)
Stock compensation expense	4,942	—	1,717	—	6,659
(Increase) decrease in:
Inventories	—	(457)	(3,624)	—	(4,081)
Prepaid expenses	(76)	425	1,448	—	1,797
Other assets	134	(4,926)	(727)	—	(5,519)
Increase (decrease) in:
Trade accounts payable	(1,016)	(3,389)	(8,339)	—	(12,744)
Income taxes payable	—	248	5,262	—	5,510
Accrued interest payable	1,331	—	(3)	—	1,328
Accrued expenses and other current liabilities	(1,424)	229	1,066	—	(129)
Deferred income taxes	2,483	13	1,618	—	4,114
Deferred rent expense	(591)	2,425	1,344	—	3,178

Net cash provided by (used in) operating activities	(142,208)	118,838	98,846	—	75,476

Cash flows from investing activities:
Acquisition of property and equipment, net	(120)	(12,209)	(12,623)	—	(24,952)
Proceeds from sale of property and equipment	1,830	—	—	—	1,830
Acquisition of intangible assets/lease rights	—	(111)	(435)	—	(546)
Proceeds from sale of intangible assets/lease rights	—	—	2,409	—	2,409

Net cash provided by (used in) investing activities	1,710	(12,320)	(10,649)	—	(21,259)

Cash flows from financing activities:
Payments of Credit facility	(14,500)	—	—	—	(14,500)
Repurchase of Notes	(46,091)	—	—	—	(46,091)
Intercompany activity, net	155,813	(117,125)	(38,688)	—	—

Net cash provided by (used in) financing activities	95,222	(117,125)	(38,688)	—	(60,591)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(208)	716	—	508

Net increase (decrease) in cash and cash equivalents	(45,276)	(10,815)	50,225	—	(5,866)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$109,138	$(10,604)	$100,174	$—	$198,708

Condensed Consolidating Statement of Cash Flows
Fiscal 2008
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(643,592)	$(138,529)	$(140,582)	$279,111	$(643,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	286,817	(7,706)	—	(279,111)	—
Depreciation and amortization	3,013	50,584	31,496	—	85,093
Impairment of assets	159,500	180,000	184,490	—	523,990
Amortization of lease rights and other assets	—	54	2,005	—	2,059
Amortization of debt issuance costs	10,567	—	—	—	10,567
Payment of in kind interest expense	24,522	—	—	—	24,522
Net accretion of favorable (unfavorable) lease obligations	—	(2,424)	568	—	(1,856)
Gain on sale/retirement of property and equipment, net	(23)	(55)	(105)	—	(183)
Gain on sale of intangible assets/lease rights	—	—	(1,372)	—	(1,372)
Stock compensation expense	6,203	—	2,023	—	8,226
(Increase) decrease in:
Inventories	—	11,506	(5,024)	—	6,482
Prepaid expenses	(31)	624	(1,680)	—	(1,087)
Other assets	(358)	(822)	(7,905)	—	(9,085)
Increase (decrease) in:
Trade accounts payable	1,582	3,225	2,565	—	7,372
Income taxes payable	8,383	(16,239)	(2,854)	—	(10,710)
Accrued interest payable	(6,222)	—	3	—	(6,219)
Accrued expenses and other current liabilities	4,507	(3,271)	1,796	—	3,032
Deferred income taxes	—	716	(5,525)	—	(4,809)
Deferred rent expense	(558)	7,182	2,319	—	8,943

Net cash provided by (used in) operating activities	(145,690)	84,845	62,218	—	1,373

Cash flows from investing activities:
Acquisition of property and equipment, net	(248)	(41,013)	(18,144)	—	(59,405)
Proceeds from sale of property and equipment	104	—	—	—	104
Acquisition of intangible assets/lease rights	—	(177)	(1,794)	—	(1,971)
Proceeds from sale of intangible assets/lease rights	—	—	516	—	516

Net cash used in investing activities	(144)	(41,190)	(19,422)	—	(60,756)

Cash flows from financing activities:
Proceeds from Credit facility	194,000	—	—	—	194,000
Payments of Credit facility	(14,500)	—	—	—	(14,500)
Intercompany activity, net	94,913	(45,557)	(49,356)	—	—

Net cash provided by (used in) financing activities	274,413	(45,557)	(49,356)	—	179,500

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	221	(1,738)	—	(1,517)

Net increase (decrease) in cash and cash equivalents	128,579	(1,681)	(8,298)	—	118,600
Cash and cash equivalents at beginning of period	25,835	1,892	58,247	—	85,974

Cash and cash equivalents at end of period	$154,414	$211	$49,949	$—	$204,574

16. SUBSEQUENT EVENTS
On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Revolver (without terminating the commitment) and $241.0 million indebtedness under the Company’s senior secured term loan.
The initial purchasers of the Senior Secured Second Lien Notes were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Goldman Sachs & Co., and Morgan Joseph TriArtisan LLC. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, a member of the Company’s Board of Directors is an executive of Morgan Joseph TriArtisan Inc., an affiliate of Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured Second Lien Notes, the Company paid a fee of approximately $0.3 million to Morgan Joseph TriArtisan LLC.
On March 9, 2011, the Company was notified by Canada Revenue Agency that it will proceed with a withholding tax assessment for 2003 through 2007 of approximately $5.0 million, including penalties and interest. In conjunction with this assessment, a security deposit will be required in the amount of approximately $5.0 million until such time a final decision is made by the tax authority. The Company is objecting to this assessment and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. On February 11, 2011, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2007 and did not assess any additional tax liability.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 29, 2011. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2011.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d — 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company, as a non-accelerated filer, to provide only management’s report in this Annual Report.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III.
An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2010.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.

1.	Financial Statements	Page No.

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	47

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	48

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the fiscal years ending January 29, 2011, January 30, 2010 and January 31, 2009	49

Consolidated Statements of Cash Flows for the fiscal years ending January 29, 2011, January 30, 2010 and January 31, 2009	50

Notes to Consolidated Financial Statements	51

2.	Financial Statement Schedules
All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.7	Form of 9.25% Senior Notes due 2015 (1)

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015 (1)

4.9	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.10	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.11	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.12	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (8)

4.13	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (8)

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers (1)

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC (1)

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007 (1)

10.4	1st Amendment to Claire’s Inc. Amended and Restated Stock Incentive Plan (2)

10.5	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option) (1)

10.6	Standard Form of Option Grant Letter (Target Performance Option) (1)

10.7	Standard Form of Director Option Grant Letter (1)

10.8	Standard Form of Co-Investment Letter (9)

10.9	Employment Agreement with Eugene S. Kahn (1)

10.10	Employment Agreement with James Conroy (1)

10.11	Amendment to Employment Agreement with James Conroy (3)

10.12	2nd Amendment to Employment Agreement with James Conroy (7)

10.13	Employment Agreement with Kenny Wilson (4)

10.14	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (6)

10.15	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (5)

10.16	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (5)

10.17	Employment Agreement with Jay Friedman (9)

10.18	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (8)

10.19	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (8)

10.20	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (8)

21.1	Subsidiaries of Claire’s Stores, Inc. (9)

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (10)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (10)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(2)	Filed previously as exhibit to Form 8-K by the Company on September 12, 2008.

(3)	Filed previously as exhibit to Form 8-K by the Company on April 22, 2009.

(4)	Filed previously as exhibit to Form 10-K/A by the Company on May 27, 2009.

(5)	Filed previously as exhibit to Form 10-Q on December 8, 2009.

(6)	Filed previously as exhibit to Form 8-K on February 25, 2010.

(7)	Filed previously as exhibit to Form 10 K/A on June 1, 2010.

(8)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.

(9)	Filed herewith.

(10)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
April 21, 2011	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

April 21, 2011	By:	/s/ J. Per Brodin
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

April 21, 2011	/s/ Peter Copses

Peter Copses, Chairman of the Board of Directors

April 21, 2011	/s/ Eugene S. Kahn

Eugene S. Kahn, Chief Executive Officer and Director

April 21, 2011	/s/ Lance Milken

Lance Milken, Director

April 21, 2011	/s/ George Golleher

George Golleher, Director

April 21, 2011	/s/ Robert J. DiNicola

Robert J. DiNicola, Director

April 21, 2011	/s/ Rohit Manocha

Rohit Manocha, Director

April 21, 2011	/s/ Ron Marshall

Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.17	Employment Agreement with Jay Friedman
21.1	Claire’s Stores, Inc. Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.