Form 10-K/A
period 2011-01-29
CLAIRES STORES INC
filed 2011-05-23
CIK 34115

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
As of May 1, 2011, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Notes
          Claire’s Stores Inc., which we refer to as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2011, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.
          We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 21, 2011.
          In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (“Parent”).
          In this Amendment, we refer to our fiscal year ended January 31, 2009 as Fiscal 2008 or FY 2008, our fiscal year ended January 30, 2010 as Fiscal 2009 or FY 2009, and our fiscal year ended January 29, 2011 as Fiscal 2010 or FY 2010.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
     Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Eugene S. Kahn	61	Chief Executive Officer and Director
James G. Conroy	41	President of Claire’s Stores
Jay K. Friedman	59	President of Claire’s North America
Kenneth Wilson	44	President of Claire’s Europe
J. Per Brodin	49	Executive Vice President and Chief Financial Officer
Peter P. Copses	52	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	62	Director
George G. Golleher	63	Director
Rohit Manocha	52	Director
Ron Marshall	57	Director
Lance A. Milken	35	Director
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
     Jay K. Friedman became our President of North America in January 2011. From 2006 to 2010, Mr. Friedman served in various capacities with Jones Apparel Group, including President and Chief Executive Officer of Jones Retail Corporation,

Nine West Group from 2006 to 2010, and Group President of Wholesale Footwear from 2006 to 2007. During his tenure as President and CEO of Jones Retail Corporation, Nine West Group, Mr. Friedman had responsibility for a 1,000 store division that operated nine retail concepts and three web businesses. Prior to joining Claire’s, Mr. Friedman had over 25 years of experience in operating and managing major divisions of several large-scale, multi-unit retail and apparel businesses, including, most recently, Jones Apparel Group, and, previously Etienne Aigner, Foot Locker, Dayton Hudson Corporation, May Company and Macy’s.
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
     Peter P. Copses became Chairman of the Company’s board of directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management in 1990. Prior to joining Apollo Management, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as a director of RBS Global, Inc., a diversified, multi-platform industrial company, since July 2006. In addition, since July 2010, Mr. Copses has served as the chairman of the board of directors of CKE Restaurants, Inc. (“CKE”), an owner, operator, franchisor and licensor of quick service restaurants. Mr. Copses also served as a director of Linens ‘n Things, Inc. (“LNT”), a retailer of home textiles, housewares and decorative home accessories, from February 2006 until February 2010. Mr. Copses also served as a director of Rent-A-Center, Inc., the nation’s largest operator of rent-to-own stores, from August 1998 to December 2007. Over the course of the past 20 years, Mr. Copses has served on the board of directors of several other retail businesses, including General Nutrition Centers, Inc. and Zale Corporation. In light of our ownership structure and Mr. Copses’ position with Apollo Management, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.
     Robert J. DiNicola became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Mr. DiNicola has also served as a director of CKE since July 2010 and serves as the Senior Retail Advisor for Apollo Management. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT and its parent company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of General Nutrition Centers, Inc. (“GNC”) from December 2004 to March 2007, and as the interim CEO and Chairman of GNC from December 2004 to June 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company. In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. DiNicola to serve as a director of the Company.
     George G. Golleher became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Since May 2007, Mr. Golleher has served as Chairman and Chief Executive Officer of Smart & Final Inc., an operator of warehouse grocery stores. In addition, Mr. Golleher has served as a director of CKE since July 2010. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as a director of the Company.
     Rohit Manocha became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group, Inc., an affiliate of TriArtisan. Tri-Artisan is a New York and London based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions and provides investment banking services. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers. In light of our ownership structure and Mr. Manocha’s position with Tri-Artisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.
     Ron Marshall has served as a member of the Company’s board of directors since December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. From 1998 to 2006, he served as Chief Executive Officer of Nash Finch Company and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., Dart Group Corporation, Barnes & Noble Bookstores, Inc., NBI’s The Office Place and Jack Eckerd Corporation. Mr. Marshall has also been a principal of Wildridge Capital Management since 2006. Mr. Marshall is a certified public accountant. In light of our ownership structure and Mr. Marshall’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Marshall to serve as a director of the Company.
     Lance A. Milken became a member of the Company’s board of directors in May 2007. Mr. Milken is a Partner at Apollo Management, where he has worked since 1998. In addition, Mr. Milken has served as a director of CKE since July 2010. Mr. Milken also serves as a member of the Milken Institute board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.
Board Composition
     The Company’s board of directors is composed of seven directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Management indirectly controls a majority of the common stock of our Parent and, as such, Apollo Management has the ability to elect all of the members of our board of directors. Apollo Management has agreed to elect to our board of directors the designee of an affiliate of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan has invested in one of Apollo Management’s co-investment vehicles that was used to consummate the Merger. Rohit Manocha is the current designee of Tri-Artisan. We are a privately held company. Accordingly, we have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our board of directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.
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

Board Leadership Structure and Risk Oversight
          Our board’s leadership structure currently separates the positions of Chief Executive Officer and Chairman of the board of directors. We believe this leadership structure is appropriate due, in part, to the demanding nature of these positions and because Apollo Management controls our stock and our board. The board has not designated a lead independent director.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
          The board of directors appointed after the Merger, which at the time of the Merger did not include Eugene S. Kahn, our Chief Executive Officer, negotiated employment agreements and other arrangements with Mr. Kahn. In addition, on December 13, 2007, upon consultation with an independent compensation consultant with respect to the salary and bonus ranges of executives in comparable peer group companies, our board of directors approved an employment agreement with James Conroy, who was appointed Executive Vice President in December 2007, on terms substantially consistent with those provided to Mr. Kahn. In April 2009, Mr. Conroy was promoted to President of Claire’s Stores, and the Compensation Committee of the board of directors approved an amendment to Mr. Conroy’s employment agreement. An additional amendment to Mr. Conroy’s employment agreement was approved in May 2010. In February 2008, our board of directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the compensation committee of the board of directors approved an amendment to Mr. Brodin’s compensation arrangements. In January 2009, we entered into an employment agreement with Kenneth Wilson, our President of Claire’s Europe. In January 2011, Jay K. Friedman became our President of North America and we entered into an employment agreement with Mr. Friedman.
          This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the foregoing agreements with Messrs. Kahn, Conroy, Wilson and Brodin (each, a named executive officers in Fiscal 2010), which form the core of the executive compensation program. For Fiscal 2010, Mr. Friedman, who joined the Company in January 2011, is the fifth named executive officer. However, because he worked for the Company for less than one month of Fiscal 2010, the following discussion of Fiscal 2010 compensation is not generally applicable to him.
          During Fiscal 2010, the basic elements of compensation for our Chief Executive Officer and our other current named executive officers remained essentially unchanged.
Compensation Philosophy and Objectives
          Our Compensation Committee developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which is designed to align the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. Our Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract, retain and motivate qualified employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. Our Compensation Committee believes that the executive compensation packages provided by the Company to the current named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.
          In negotiating the initial employment agreements and arrangements with our current named executive officers, our board of directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of Apollo Management. Our Chief Executive Officer made a significant equity investment in Parent common stock and our other current named executive officers received equity awards that included performance vesting options.
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
          In Fiscal 2010, cash bonuses for Mr. Kahn and Mr. Conroy were based on the following combined global and targeted weighted performance metrics: same store sales (36%), new store sales (8%), earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (36%), and free cash flow (20%). In Fiscal 2010, the cash bonus for Mr. Brodin was based on the following combined global and targeted weighted performance metrics: same store sales (31%), new store sales (8%), earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (31%), free cash flow (20%) and expense control (10%). For our European named executive officer, on a European division basis, we further weighted these performance factors and modified their corresponding performance goals.
          The performance bonuses earned for Fiscal 2010 were based on the named executive officer meeting or exceeding the following numeric performance goals established by our Compensation Committee at or near the beginning of Fiscal 2010.
Fiscal 2010 Performance Goals

	Same Store Sales	New Store Sales	Adjusted EBITDA	Free Cash Flow	Expense Control
Bonus Level	(%)(1)	($ in millions)(2)	($ in millions(3)	($ in millions)	(% of Sales)
Threshold	2.00	24	245	176	59.1%
Target	4.20	25	261	192	58.4%
Maximum	6.40	26	277	208	57.8%

(1)	We include a store in the calculation of same store sales once it has been in operation 60 weeks after its initial opening.

(2)	New store sales include sales from stores open less than 60 weeks.

(3)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, as adjusted for certain non-recurring and non-cash expenses.
The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2010, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2010 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. The last column of the table reflects the actual performance bonus earned by the named executive officer for Fiscal 2010.
Fiscal Year 2010 Bonus Table

		Potential
Name	Potential Threshold	Target	Potential Maximum	Actual
Eugene S. Kahn Chief Executive Officer	$500,000(50%)	$1,000,000(100%)	$1,500,000(150%)	$1,400,205
James G. Conroy President	$332,500(50%)	$665,000(100%)	$997,500(150%)	$931,137
Kenneth Wilson President of Claire’s Europe	$309,773(50%)	$619,545(100%)	$929,318(150%)	$388,624
J. Per Brodin Executive Vice President and Chief Financial Officer	$147,000(30%)	$294,000(60%)	$441,000(90%)	$399,456
          Stock Option Awards. On June 29, 2007, our board of directors and the stockholders of Parent adopted the Claire’s Inc. Amended and Restated Incentive Plan. In May 2011, the Compensation Committee approved certain amendments to the Plan (as amended, the “Incentive Plan”). At the same time, conforming amendments were made to outstanding stock options, including those held by the named executive officers. The Incentive Plan provides employees, directors or consultants who were previously employed by Parent or its affiliates who are in a position to contribute to the long-term success of these entities with shares of common stock or stock options to aid in attracting, retaining and motivating individuals of outstanding ability. The Incentive Plan provides for the grant of shares of common stock, incentive stock options, and non-qualified stock options. The aggregate number of shares currently reserved for issuance under the Incentive Plan is 8,200,000.
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
          Stock option grants granted under the Incentive Plan are divided between time options, performance options and stretch performance options. The stock options generally expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). The performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the performance options will vest and become exercisable. The stretch performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance options will vest and become exercisable. Prior to an initial public offering, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our 2009 fiscal year. Prior to an initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, plus (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) the sum of Parent’s debt and capital leases as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date. In addition, effective May 2011, the performance options and certain of the stretch performance options will also vest if prior to the end of Parent’s Fiscal 2012, an initial public offering is consummated at a price at least equal to a specified “target IPO price” (as defined in the Incentive Plan) and if during any four fiscal quarter period prior to or concurrent with the end of Parent’s Fiscal 2012 year certain EBITDA and leverage-based performance targets are achieved (the “2012 Vesting Events”).

          Unless the term of a vested option would otherwise terminate earlier, all vested options generally terminate on the 91st day following an individual’s termination for any reason (other than death or disability, in which case such option will terminate on the 181st day following termination). The exercise price of options may be paid in the form of cash, a certified check, bank draft, or any other form of payment permitted by the board of directors or Compensation Committee of our board of directors. In addition, in certain circumstances, a grantee may exercise his or her options on a cashless basis by using shares (including shares to be delivered on option exercises) to pay the exercise price and withholding taxes.
          Common stock issued under the Incentive Plan is subject to various restrictions. During the one-year period following the grantee’s termination of employment (or the date of exercise, if later), Parent or its principal stockholders may repurchase any or all of the shares purchased pursuant to an option. Such shares may be purchased for fair market value; however, the purchase price may be less depending upon the circumstances surrounding the grantee’s termination of employment. In addition, if Parent’s principal stockholders sell a majority of Parent, they may require a grantee to participate in the sale, or a grantee may require such principal stockholders to allow it to participate in the sale, in either case under the same terms and conditions as applicable to the principal stockholders. Shares acquired pursuant to an award generally may not otherwise be transferred until an initial public offering, and certain investors have voting proxy on all shares of common stock issued pursuant to the Incentive Plan.
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
          Management Equity Investments. Our board of directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. With each share received, the management employee is granted an option to purchase an additional share of Parent common stock at an exercise price of $10.00 per share. These options expire in seven years. There were no management equity investments by our current named executive officers in Fiscal 2010. In May 2011, an amended offer under substantially similar terms was made to management employees. This offer, which expired May 20, 2011, supersedes all previously pending offers. The terms of this offer included that the 2012 Vesting Events described above will apply (pro rata based on the number of new shares purchased) to a portion of the stretch performance options held by each offeree who holds such stretch performance options and who accepts the offer to subscribe for shares of the Parent. The 2012 vesting events apply to all of the stretch options granted to Mr. Kahn.
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

However, regardless of the number of years of service, an employee was fully vested in our matching contributions (and the earnings thereon) if the employee retired at age 65 or later, or terminated employment by reason of death or total and permanent disability. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, were permitted. The amounts, if any, of our matching contributions under the 401(k) Plan for Fiscal 2010 for each of the current named executive officers is included in the All Other Compensation column of the Summary Compensation Table. Effective April 2009, we no longer provide matching contributions for any of our employees under our 401(k) plan.
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
          Jay Friedman. Pursuant to Mr. Friedman’s employment agreement, either Mr. Friedman or Company may provide the other with a notice of termination, giving the other party 12 months’ written notice. Once notice is received, regardless of by whom it is provided, pursuant to the above, the Company may, at its sole discretion, terminate Mr. Friedman’s employment with immediate effect by paying his base salary and the value of or continuation of benefits (excluding bonus) in lieu of all or the balance of any unexpired period of notice, at the Company’s choice. The right of the Company to make a payment of base salary and benefits (excluding bonus) in lieu of all or part of a notice period does not give rise to any right to receive such a payment or the right to receive any other payment or benefit thereunder. Alternatively, Company may terminate the agreement with immediate effect and without any payment if Mr. Friedman commits gross negligence or a number of other serious breaches of his obligations, as outlined in the agreement. The agreement prohibits Mr. Friedman from engaging in competitive and similar activities and from soliciting clients and customers for up to one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.
          Upon termination, however arising, Mr. Friedman shall not be entitled to any compensation for the loss of any rights or benefits under any share option, bonus, long-term incentive plan or other profit sharing or equity scheme operated by the Company in which Mr. Friedman may participate, which rights and benefits shall at all times remain governed by the rules of the relevant plan(s), option agreement, and vesting schedule.
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
Compensation Committee Report
          The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2010 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.
Peter P. Copses—Chairman
Rohit Manocha
Lance A. Milken

Compensation Committee Interlocks and Insider Participation
          Messrs. Copses, Manocha and Milken were the only members of the compensation committee during FY 2010. No member of the compensation committee is now, or was during FY 2010 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our compensation committee.
Summary Compensation Table
          The following table sets forth information concerning compensation awarded to, earned by or paid to our current named executive officers in Fiscal 2010, 2009, and 2008 for services rendered to us during that time.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Position	Year	($)	($)		($)	($)[1]	($)	($)		($)

Eugene S. Kahn	2010	1,000,000	1,400,205	(2)	0	0	0	219,185	(3)	2,619,390
Chief Executive Officer	2009	1,000,000	983,650	(2)	0	0	0	142,229		2,125,879
	2008	1,000,000	0	(2)	0	0	0	132,289		1,132,289

James G. Conroy	2010	648,750	931,137	(2)	0	0	0	10,200	(4)	1,590,087
President	2009	600,000	590,190	(2)	0	346,250	0	15,356		1,551,796
	2008	598,846	225,000	(5)	0	0		77,483		901,329

Jay Friedman(6)	2010	34,615	150,000	(7)	0	1,030,317	0	850	(4)	1,315,782
President North America

Kenny Wilson(8)	2010	577,613	388,621	(2)	0	0	0	40,275	(9)	1,006,510
President Europe	2009	575,108	769,993	(10)	0	972,800	0	165,156		2,483,057

J. Per Brodin	2010	477,500	399,456	(2)	0	0	0	219,332	(11)	1,096,288
Executive Vice President	2009	440,000	302,714	(2)	0	0	0	6,600		749,314
and Chief Financial Officer	2008	431,538	0	(2)	0	502,200	0	6,600		940,338

(1)	This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, - Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 9-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2010 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(2)	Represents bonus paid in accordance with the annual numeric performance goals established by our Compensation Committee. See Components of Executive Compensation, Bonus.

(3)	Includes (i) $198,330 for reimbursement of living expenses pursuant to Mr. Kahn’s employment agreement, grossed up for income tax purposes, (ii) $10,200 for automobile allowance, and (iii) $10,655 for life insurance reimbursement.

(4)	Represents automobile allowance.

(5)	Represents one-time minimum guaranteed incentive bonus pursuant to Mr. Conroy’s employment agreement.

(6)	Mr. Friedman became an executive officer on January 3, 2011 and the information included in the table reflects his compensation from that date until our fiscal year end.

(7)	Represents one-time sign on bonus paid to Mr. Friedman pursuant to the terms of his employment agreement.

(8)	Represents amounts in British pounds converted to U.S. dollars at applicable average exchange rates.

(9)	Includes (i) automobile allowance of $26,158, and (ii) medical insurance expenses of $14,118.

(10)	Includes (i) one-time sign-on bonus of $219,139 pursuant to Mr. Wilson’s employment agreement.

(11)	Includes (i) relocation expenses of $212,732 and (ii) $6,600 for automobile allowance.

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

Jay Friedman
          Effective January 3, 2011, we entered into an employment agreement with our President of North America, Jay Friedman, containing the following terms: a base salary of $600,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a target performance option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Friedman has the opportunity to purchase up to an additional 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. Mr. Friedman is entitled to expense reimbursement and other customary employee benefits, as well as relocation, including a relocation allowance of $100,000, reimbursement up to $15,000 for professional fees incurred by executive in connection with negotiation and documentation of the agreement, and temporary housing expenses. Mr. Friedman is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2011 of $300,000. Mr. Friedman was also entitled to receive a sign-on bonus of $150,000, which was paid to him in January 2011. Mr. Friedman has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a two-year term (terminating on February 2, 2013) and automatic renewal for successive one-year periods unless either Mr. Friedman or the Company provides notice of non-renewal.
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
J. Per Brodin
          On February 11, 2008, Mr. Brodin was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer. Mr. Brodin receives an annual base salary of $440,000 and an annual target bonus of 60% of his base salary. The actual amount of the bonus, which will range from 30% to 90% of Mr. Brodin’s base salary, will depend upon the achievement of certain annual performance objectives. At the time of his employment with the Company, Mr. Brodin also received a time option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share and a target performance option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share. In May 2011, as a result of his previous promotion to Executive Vice President, Mr. Brodin received a stretch performance option to purchase 25,000 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Brodin has the opportunity to purchase up to an additional 25,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment will receive an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option will vest in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Mr. Brodin is also entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants, for a period of 12 months following the termination of his employment. On May 25, 2010, Mr. Brodin was promoted to the position of Executive Vice President and Chief Financial Officer. In connection with such promotion, Mr. Brodin’s annual base salary was increased to $490,000, effective May 1, 2010, on the basis of his promotion, his added responsibility over our global Information Technology function and his Fiscal 2010 merit increase.

Grants of Plan-Based Awards in Fiscal 2010
     Option grants to our named executive officers in Fiscal 2010 are set forth below:

All Other
					Option	Exercise
		Estimated Future Payouts			Awards:	or Base
		Under Equity Incentive			Number	Price of	Grant Date Fair
		Plan Awards			of Securities	Option	Value of Stock and
		Threshold	Target	Maximum	Underlying Options	Awards	Option Awards
Name	Grant Date	(#)	(#)	(#)	(#)(2)	($/Sh)	($)(1)
Jay Friedman Time Options	1/3/11	—	160,000	—	—	10.00	583,117
Performance Options	1/3/11	—	160,000	—	160,000	10.00	447,200

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation ¯ Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation ¯ Stock Compensation, see Note 9 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2010 Form 10-K.

(2)	This column shows the number of options to purchase Parent common stock with performance-based vesting requirements granted to the named executive officer in Fiscal 2011, which is also reflected in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column of this table.
Outstanding Equity Awards at End of Fiscal 2010
     The following table provides information about the number of outstanding equity awards held by our current named executive officers and certain former named executive officers at January 29, 2011.
Outstanding Equity Awards at January 29, 2011

	Option Awards				Stock Awards
	Number of
	Securities	Number of			Number of	Market Value of
	Underlying	Securities			Shares or	Shares or
	Unexercised	Underlying			Units of Stock	Units of Stock
	Options	Unexercised	Option		That Have	That Have
	Exercisable	Options	Exercise Price	Option	Not Vested	Not Vested
Name	(#)	Unexercisable (#)	($)	Expiration Date	(#)	($)

Eugene S. Kahn Restricted Shares					18,750	187,500	(1)
Time Options(2)	358,080	119,360	10.00	5/29/2014
Performance Options(3)		477,440	10.00	5/29/2014
Stretch Options(3)		298,400	10.00	5/29/2014
Management Investment Options(4)	100,000		10.00	5/29/2014

James G. Conroy Time Options(2)	143,750	81,250	10.00	(5)
Performance Options(3)		225,000	10.00	(6)
Stretch Options(3)		112,500	10.00	(7)

Jay Friedman Time Options(2)		160,000	10.00	1/3/2018
Performance Options(3)		160,000	10.00	1/3/2018

Kenneth Wilson Time Options(2)	80,000	80,000	10.00	1/18/2016
Performance Options(3)		160,000	10.00	1/18/2016
Stretch Options(3)		80,000	10.00	1/18/2016

J. Per Brodin Time Options(2)	30,000	30,000	10.00	2/11/2015
Performance Options(3)		60,000	10.00	2/11/2015

(1)	Valued at $10.00 per share.

(2)	The time option becomes vested and exercisable in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.

(3)	The target performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the target performance option will vest. The stretch performance option generally provides that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance option will vest and become exercisable. Prior to an initial public offering, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our fiscal year ending in 2010. Prior to an initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as the (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, plus (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) Parent’s debt as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by the Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date. In May 2011, subsequent to the end of Fiscal 2010, the terms of the outstanding target performance options and certain of the outstanding stretch performance options were amended to include an additional vesting criteria applicable through the end of the Company’s Fiscal 2012. See “Compensation Discussion and Analysis – Components of Executive Compensation – Stock Option Awards.”

(4)	The management investment options are fully-vested.

(5)	Unexercisable time options include: (i) 43,750 options expiring 12/13/2014, and (ii) 37,500 options expiring 4/16/2016.

(6)	Unexercisable performance options include: (i) 175,000 options expiring 12/13/2014, and (ii) 50,000 options expiring 4/16/2016.

(7)	Unexercisable stretch options include: (i) 87,500 options expiring 12/13/2014, and (ii) 25,000 options expiring 4/16/2016.

Option Exercises and Stock Vested in Fiscal 2010
None of our named executive officers exercised any options during Fiscal 2010. The following table sets forth information with respect to restricted stock held by our named executive officers that vested during Fiscal 2010.

	Stock Awards
	Number of Shares acquired	Value realized on Vesting
Name	on Vesting (#)	($)

Eugene S. Kahn	18,750	187,500(1)

(1)	Valued at $10.00 per share.
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
The total compensation of our non-employee directors earned for FY 2010 is shown in the following table.

Fees Earned
or Paid in
Cash(1)
Name	($)

Peter P. Copses (2)	67,000
Robert J. DiNicola	58,000
George G. Golleher	58,000
Rohit Manocha (3)	67,000
Ron Marshall	61,000
Lance A. Milken(2)	67,000

(1)	Includes annual retainer fees and committee fees.

(2)	Fees paid to Apollo Management.

(3)	Fees paid to Tri-Artisan Capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The Company’s parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.
     The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and officers as a group, at January 29, 2011:

Name of Beneficial Owner (1)	Number of Shares		Percentage(2)(2)
Apollo Management VI, L.P.	59,467,500	(3)	98.1
Peter P. Copses(3)(4)	—		—
Lance A. Milken(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Rohit Manocha (3) (5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
Eugene S. Kahn(5)	633,080	(8)	1.0
James G. Conroy	143,750	(9)	*
Kenneth Wilson	80,000	(10)	*
J. Per Brodin	30,000	(11)	*
All officers and directors as a group (10 persons)	1,166,830		1.9

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing.

(2)	These percentages are calculated on the basis of 60,592,500 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, “Apollo Claire’s”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and Apollo Claire’s. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Each of AIF VI, Apollo Claire’s, Management VI, AIF VI LLC, Apollo Management, Management GP, AMH, and AMH GP (collectively, the “Apollo Entities”) disclaim beneficial ownership of all shares of Claire’s Inc. common stock held of record or beneficially owned by any of the Apollo Entities, except to the extent of any pecuniary interest therein. The address of AIF VI and Apollo Claire’s is c/o Apollo Management, One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP is c/o Apollo Management, L.P., 9 West 57th St., New York, New York 10019. Leon Black, Joshua Harris and Marc Rowan are the managers and executive officers of AMH GP and as such effectively have the power to exercise voting and investment control with respect to the shares of our common stock held of record or beneficially owned by any of the Apollo Entities. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address of Messrs. Black, Harris and Rowan is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Each of Messers. Copses, and Milken, who are partners or principals of Apollo, disclaim beneficial ownership of any shares of Claire’s Inc. that may be deemed beneficially owned by the Apollo Entities.

(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.

(5)	The address for each of Messrs. DiNicola, Golleher, Kahn, Manocha, Marshall, Conroy, Wilson and Brodin is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.

(6)	Includes fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.

(8)	Includes (i) 100,000 owned shares, (ii) 75,000 restricted shares of common stock, of which 18,780 shares remain subject to forfeiture pursuant to the terms of the grant, (iii) a fully-vested option to purchase 100,000 shares of common stock, and (iv) a fully-vested time-vested option to purchase 358,080 shares.

(9)	Includes fully-vested option to purchase 143,750 shares.

(10)	Includes fully-vested option to purchase 80,000 shares.

(11)	Includes fully-vested option to purchase 30,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Management Fee
          Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan Capital Partners, LLC, or Tri-Artisan, a member of one of Apollo Management’s co-investment vehicles. Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Apollo Management receives $2,615,449 of this annual fee and Tri-Artisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of Tri-Artisan. Under this management services agreement, Apollo Management also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management. Under this management services agreement, we also agreed to provide customary indemnification.
Stockholders Agreement
          Parent and Apollo Management have entered into a stockholders agreement that sets forth applicable provisions relating to the management and ownership of Parent and its subsidiaries, including the right of Tri-Artisan (a member of Apollo Management’s co-investment vehicles) to appoint one of the members of Claire’s board of directors and the right of Apollo Management to appoint the remaining members of Claire’s board of directors. In addition, the stockholders agreement contains customary information rights, drag along rights, tag along rights, preemptive rights, registration rights and restrictions on the transfer of Claire’s common stock.
Retail Design Fees
          The Company paid store planning and retail design fees to a company owned by the brother-in-law of James Conroy, the President of Claire’s. For Fiscal 2010 and Fiscal 2009, the Company paid fees of approximately $1.2 million and $0.9 million, respectively, which included third party and reimbursable charges of $0.2 million and $0.1 million, respectively. The arrangement was entered into during Fiscal 2008 and the fees paid during that period were not significant. This transaction was approved by the Audit Committee of the Board of Directors.
Senior Secured Second Lien Note Offering
          In March 2011, the Company issued and sold $450,000,000 aggregate principal amount of its 8.875% Senior Secured Second Lien Notes due 2019 in a private offering. Morgan Joseph TriArtisan LLC was one of the initial purchasers of the notes. An affiliate of Apollo Management has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, Rohit Manocha, one of our directors, is co-President of Morgan Joseph TriArtisan Group Inc., an affiliate of Morgan Joseph TriArtisan LLC. In the note offering, Morgan Joseph TriArtisan LLC received a customary initial purchaser’s discount of $300,000, or 2.0% of the aggregate principal amount of notes for which Morgan Joseph TriArtisan LLC was the initial purchaser.
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
Director Independence
          We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1,

2011, Apollo Management VI, L.P. beneficially owned 98.1% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
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
Fees Paid To Our Independent Registered Public Accounting Firm
          We were billed or expect to be billed an aggregate of $1,459,112 and $1,211,432 by KPMG LLP for Fiscal 2010 and Fiscal 2009, respectively, as follows:
Audit Fees
          For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,332,612 and $1,206,432 for Fiscal 2010 and Fiscal 2009, respectively.
Audit-Related Fees
          For professional services related to debt comfort letter, $125,000 for Fiscal 2010.
          For professional services related to SEC comment letters, $3,500 for Fiscal 2009.
Tax Fees
          For tax compliance, $0 for Fiscal 2010 and Fiscal 2009, respectively.
All Other Fees
          For license for tax compliance software, $1,500 for Fiscal 2010 and Fiscal 2009, respectively.
Pre-Approval Policies and Procedures
          We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2010 and Fiscal 2009 were pre-approved by the audit committee.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc.(1)

3.3	Certificate of Incorporation of BMS Distributing Corp.(1)

3.4	By-laws of BMS Distributing Corp.(1)

3.5	Certificate of Incorporation of CBI Distributing Corp.(1)

3.6	By-laws of CBI Distributing Corp.(1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc.(1)

3.8	By-laws of Claire’s Boutiques, Inc.(1)

3.9	Certificate of Incorporation of Claire’s Canada Corp.(1)

3.10	By-laws of Claire’s Canada Corp.(1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp.(1)

3.12	By-laws of Claire’s Puerto Rico Corp.(1)

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee(1)

4.7	Form of 9.25% Senior Notes due 2015(1)

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015(1)

4.9	Form of 10.50% Senior Subordinated Notes due 2017(1)

4.10	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.11	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.12	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (8)

4.13	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (8)

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers(1)

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments — Claire’s LLC(1)

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007(1)

10.4	1st Amendment to Claire’s Inc. Amended and Restated Stock Incentive Plan (2)

10.5	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option) (1)

10.6	Standard Form of Option Grant Letter (Target Performance Option) (1)

10.7	Standard Form of Director Option Grant Letter (1)

10.8	Standard Form of Co-Investment Letter (9)

10.9	Employment Agreement with Eugene S. Kahn (1)

10.10	Employment Agreement with James Conroy (1)

10.11	Amendment to Employment Agreement with James Conroy (3)

10.12	2nd Amendment to Employment Agreement with James Conroy (7)

10.13	Employment Agreement with Kenny Wilson (4)

10.14	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (6)

10.15	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holding Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (5)

10.16	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (5)

10.17	Employment Agreement with Jay Friedman (9)

10.18	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (8)

10.19	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a/ Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (8)

10.20	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (8)

10.21	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (10)

10.22	Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (10)

21.1	Subsidiaries of Claire’s Stores, Inc. (9)

24	Power of Attorney (included on signature page of the originally filed Form 10-K) (9)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (11)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (11)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed previously as an exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(2)	Filed previously as an exhibit to Form 8-K filed by the Company on September 12, 2008.

(3)	Filed previously as an exhibit to Form 8-K by the Company on April 22, 2009.

(4)	Filed previously as an exhibit to Form 10-K/A by the Company on May 27, 2009.

(5)	Filed previously as an exhibit to Form 10-Q on December 8, 2009.

(6)	Filed previously as exhibit to Form 8-K on February 25, 2010.

(7)	Filed previously as exhibit to Form 10-K/A on June 1, 2010.

(8)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.

(9)	Filed previously as exhibit to Form 10-K by the Company on April 21, 2011.

(10)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.

(11)	Filed herewith.

(12)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
May 20, 2011	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

May 20, 2011	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)