Form 10-Q
period 2011-04-30
CLAIRES STORES INC
filed 2011-06-06
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of June 1, 2011, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	January 29, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $25,966 and $23,864, respectively	$246,134	$279,766
Inventories	133,237	136,148
Prepaid expenses	34,938	21,449
Other current assets	22,748	24,658

Total current assets	437,057	462,021

Property and equipment:
Furniture, fixtures and equipment	196,977	186,514
Leasehold improvements	264,152	248,030

	461,129	434,544
Less accumulated depreciation and amortization	(252,646)	(233,511)

	208,483	201,033

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(1,128)	(903)

	16,927	17,152

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $42,962 and $38,747, respectively	562,031	557,466
Deferred financing costs, net of accumulated amortization of $47,905 and $41,659, respectively	40,341	36,434
Other assets	46,817	42,287
	2,199,245	2,186,243

Total assets	$2,861,712	$2,866,449

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt	$62,796	$76,154
Trade accounts payable	60,377	54,355
Income taxes payable	8,436	11,744
Accrued interest payable	29,232	16,783
Accrued expenses and other current liabilities	88,557	107,115

Total current liabilities	249,398	266,151

Long-term debt	2,444,779	2,236,842
Revolving credit facility	—	194,000
Obligation under capital lease	17,290	17,290
Deferred tax liability	121,479	121,776
Deferred rent expense	27,471	26,637
Unfavorable lease obligations and other long-term liabilities	28,003	30,268

	2,639,022	2,626,813

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	622,073	621,099
Accumulated other comprehensive income, net of tax	19,846	1,416
Accumulated deficit	(668,627)	(649,030)

	(26,708)	(26,515)

Total liabilities and stockholder’s deficit	$2,861,712	$2,866,449

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Net sales	$346,446	$322,077
Cost of sales, occupancy and buying expenses	171,359	158,751

Gross profit	175,087	163,326

Other expenses:
Selling, general and administrative	126,722	118,019
Depreciation and amortization	17,054	16,366
Severance and transaction-related costs	343	102
Other expense, net	5,311	1,230

	149,430	135,717

Operating income	25,657	27,609
Gain on early debt extinguishment	249	4,487
Interest expense, net	46,235	42,763

Loss before income tax (benefit) expense	(20,329)	(10,667)
Income tax (benefit) expense	(732)	1,633

Net loss	$(19,597)	$(12,300)

Net loss	$(19,597)	$(12,300)
Foreign currency translation and interest rate swap adjustments, net of tax	18,431	(2,522)

Comprehensive loss	$(1,166)	$(14,822)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net loss	$(19,597)	$(12,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,054	16,366
Amortization of lease rights and other assets	785	1,028
Amortization of debt issuance costs	5,899	2,535
Payment of in kind interest expense	9,035	9,651
Foreign currency exchange net loss on Euro Loan	3,292	—
Net unfavorable accretion of lease obligations	(275)	(476)
Loss on sale/retirement of property and equipment, net	48	236
Gain on early debt extinguishment	(249)	(4,487)
Stock compensation expense	974	1,220
(Increase) decrease in:
Inventories	6,683	(792)
Prepaid expenses	(11,840)	1,439
Other assets	(709)	6,052
Increase (decrease) in:
Trade accounts payable	3,693	3,799
Income taxes payable	(3,847)	(2,329)
Accrued interest payable	12,396	12,727
Accrued expenses and other liabilities	(21,884)	(25)
Deferred income taxes	(1,029)	474
Deferred rent expense	214	787

Net cash provided by operating activities	643	35,905

Cash flows from investing activities:
Acquisition of property and equipment, net	(15,792)	(8,218)
Acquisition of intangible assets/lease rights	(1,347)	(189)
Proceeds from sale of property	—	16,765
Changes in restricted cash	(300)	—

Net cash (used in) provided by investing activities	(17,439)	8,358

Cash flows from financing activities:
Payments of Credit facility	(438,940)	(3,625)
Proceeds from Note	450,000	—
Repurchases of Notes	(24,014)	(16,849)
Payment of debt issuance costs	(10,152)	—
Principal payments of capital leases	—	(765)

Net cash used in financing activities	(23,106)	(21,239)

Effect of foreign currency exchange rate changes on cash and cash equivalents	4,168	(1,721)

Net (decrease) increase in cash and cash equivalents	(35,734)	21,303
Cash and cash equivalents, at beginning of period	255,902	198,708

Cash and cash equivalents, at end of period	220,168	220,011
Restricted cash, at end of period	25,966	—

Cash and cash equivalents and restricted cash, at end of period	$246,134	$220,011

Supplemental disclosure of cash flow information:

Income taxes paid	$4,223	$2,721
Interest paid	18,912	17,838
Non-cash investing and financing activities:
Property acquired under capital lease	—	18,055
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 29, 2011 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein which discusses principles of consolidation and summary of significant accounting policies.
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
2. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

3. Fair Value Measurements
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

Fair Value Measurements at April 30, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$(1,462)	$—	$(1,462)	$—

Fair Value Measurements at January 29, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(1,165)	$—	$(1,165)	$—
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
The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.37 billion at April 30, 2011, compared to a carrying value of $2.44 billion at that date. The estimated fair value of the Company’s long-term debt, including the current portion, and the revolving credit facility was approximately $2.36 billion at January 29, 2011, compared to a carrying value of $2.45 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For other debt, fair value is estimated based on quoted prices for similar instruments.
4. Debt
Debt as of April 30, 2011 and January 29, 2011 included the following components (in thousands):

	April 30, 2011	January 29, 2011
Short-term debt and current portion of long-term debt:
Note payable to bank due 2012	$62,796	$57,703
Current portion of long-term debt	—	18,451

Total short-term debt and current portion of long-term debt	$62,796	$76,154

Long-term debt:
Senior secured term loan facility due 2014	$1,154,310	$1,399,250
Senior notes due 2015	226,000	236,000
Senior toggle notes due 2015	354,857	360,431
Senior subordinated notes due 2017	259,612	259,612
Senior secured second lien notes due 2019	450,000	—

	2,444,779	2,255,293
Less: current portion of long-term debt	—	(18,451)

Long-term debt	$2,444,779	$2,236,842

Senior secured revolving credit facility due 2013	$—	$194,000

Obligations under capital leases	$17,290	$17,290

See Note 3 for related fair value disclosure on debt.
Short-term Debt
In January 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of April 30, 2011, there was €42.4 million, or the equivalent of $62.8 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.
The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.0 million, or the equivalent of $22.2 million at April 30, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.

Senior Secured Second Lien Notes
On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.1 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.
Note Repurchases
The following is a summary of the Company’s debt repurchase activity for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months Ended April 30, 2011
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (Loss) (1)
Senior Notes	$10,000	$9,930	$(98)
Senior Toggle Notes	14,155	14,084	347

	$24,155	$24,014	$249

(1)	Net of deferred issuance cost write-offs of $168 for the Senior Notes and $179 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended May 1, 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Toggle Notes	$6,000	$4,985	$1,087
Senior Subordinated Notes	15,625	11,864	3,400

	$21,625	$16,849	$4,487

(1)	Net of deferred issuance cost write-offs of $104 and $361 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $176 for the Senior Toggle Notes.
Covenants
Our Senior Notes, Senior Toggle Notes, Senior Subordinated Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) and Euro Loan contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
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
None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of April 30, 2011, we were in compliance with the covenants under our Notes and Euro Loan.
5. Derivatives and Hedging Activities
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
For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three months ended April 30, 2011 and May 1, 2010, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at April 30, 2011, on a notional amount of $200.0 million of the senior secured term loan.
The Company entered into three interest rate swap agreements in July 2007 (the “2007 Swaps”) to manage exposure to interest rate changes related to the senior secured term loan facility. The 2007 Swaps were designated and accounted for as cash flow hedges. Those 2007 Swaps expired on June 30, 2010. The 2007 Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the 2007 Swaps ranged from 4.96% to 5.25%.
The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $3.8 million at April 30, 2011. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of April 30, 2011, the three year LIBOR rate was 0.88% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.6 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral. The Company included credit-related valuation adjustments in the calculation of fair value for the 2007 Swaps.
At April 30, 2011 and January 29, 2011, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $1.5 million and $1.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. These amounts were also recorded, net of tax of approximately $5.7 million and $5.7 million, respectively, as a component in “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 — Fair Value Measurements for fair value measurement of interest rate swaps.
The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three months ended April 30, 2011 and May 1, 2010 (in thousands):

Location of Gain or
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)
Derivatives in Cash	Recognized in OCI on		from Accumulated	Reclassified from Accumulated
Flow Hedging	Derivative		OCI into Income	OCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Three months ended			Three months ended
	April 30,	May 1,		April 30,	May 1,
	2011	2010		2011	2010
Interest rate swaps	$(297)	$5,159	Interest expense, net	$(465)	$(5,332)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.9 million to interest expense.

6. Commitments and Contingencies
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
7. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the three months ended April 30, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at January 29, 2011	6,860,014	$10.00
Options granted	111,500	$10.00
Options exercised	—
Options forfeited or expired	(34,343)	$10.00

Outstanding at April 30, 2011	6,937,171	$10.00	4.2

Options vested and expected to vest at April 30, 2011	6,334,811	$10.00	4.1

Exercisable at April 30, 2011	2,264,868	$10.00	3.6

The weighted average grant date fair value of options granted during the three months ended April 30, 2011 and May 1, 2010 was $2.81 and $2.94, respectively.
During the three months ended April 30, 2011 and May 1, 2010, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $1.0 million and $1.2 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
8. Income Taxes
The effective income tax rate was 3.6% for the three months ended April 30, 2011. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 30, 2011 by the Company’s U.S. operations.
The effective income tax rate was (15.3)% for the three months ended May 1, 2010. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three months ended May 1, 2010 by the Company’s U.S. operations.
In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.0 million, including penalties and interest. In conjunction with these assessments, a security deposit will be required in the amount of approximately $5.0 million until such time a final decision is made by the tax authority. The Company is objecting to these assessments and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. In February 2011, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2007 and did not assess any additional tax liability.
9. Related Party Transactions
The Company paid store planning and retail design fees to a Company owned by a member of one of the Company’s executive officers. These fee are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended April 30, 2011 and May 1, 2010, the Company paid fees of approximately $0.5 million and $0.2 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.
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
10. Segment Information
The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within its North American division. The franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within its European division. Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other expense (income), net” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the Company’s North American division. After September 2, 2010, these former joint venture stores began to operate as licensed stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North American division.

Net sales and operating income for the three months ended April 30, 2011 and May 1, 2010 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Net sales:
North America	$224,188	$212,599
Europe	122,258	109,478

Total net sales	346,446	322,077

Depreciation and amortization:
North America	10,405	10,507
Europe	6,649	5,859

Total depreciation and amortization	17,054	16,366

Operating income (loss) for reportable segments:
North America	30,624	24,403
Europe	(4,624)	3,308

Total operating income for reportable segments	26,000	27,711
Severance and transaction-related costs	343	102

Net consolidated operating income	25,657	27,609
Gain on early debt extinguishment	249	4,487
Interest expense, net	46,235	42,763

Net consolidated loss before income tax expense	$(20,329)	$(10,667)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0.1 million for each of the three months ended April 30, 2011 and May 1, 2010, respectively.
Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0.2 million and $0 for the three months ended April 30, 2011 and May 1, 2010, respectively.
11. Supplemental Financial Information
On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Notes, Senior Toggle Notes and Senior Subordinated Notes, and on March 4, 2011, issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes. These Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.
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

Condensed Consolidating Balance Sheet
April 30, 2011
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$160,941	$(8,002)	$93,195	$—	$246,134
Inventories	—	79,423	53,814	—	133,237
Prepaid expenses	434	15,171	19,333	—	34,938
Other current assets	11	16,096	6,641	—	22,748

Total current assets	161,386	102,688	172,983	—	437,057

Property and equipment:
Furniture, fixtures and equipment	3,446	121,260	72,271	—	196,977
Leasehold improvements	1,071	143,577	119,504	—	264,152

	4,517	264,837	191,775	—	461,129
Less accumulated depreciation and amortization	(2,368)	(155,707)	(94,571)	—	(252,646)

	2,149	109,130	97,204	—	208,483

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,128)	—	—	(1,128)

	—	16,927	—	—	16,927

Intercompany receivables	—	411,558	—	(411,558)	—
Investment in subsidiaries	2,297,149	(66,467)	—	(2,230,682)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	8,404	267,627	—	562,031
Deferred financing costs, net	39,960	—	381	—	40,341
Other assets	130	4,133	42,554	—	46,817

	2,623,239	1,593,279	624,967	(2,642,240)	2,199,245

Total assets	$2,786,774	$1,822,024	$895,154	$(2,642,240)	$2,861,712

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$62,796	$—	$62,796
Trade accounts payable	993	22,771	36,613	—	60,377
Income taxes payable	—	(357)	8,793	—	8,436
Accrued interest payable	29,167	—	65	—	29,232
Accrued expenses and other current liabilities	10,101	35,426	43,030	—	88,557

Total current liabilities	40,261	57,840	151,297	—	249,398

Intercompany payables	328,442	—	83,116	(411,558)	—
Long-term debt	2,444,779	—	—	—	2,444,779
Revolving credit facility	—	—	—	—	—
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,064	15,415	—	121,479
Deferred rent expense	—	17,246	10,225	—	27,471
Unfavorable lease obligations and other long-term liabilities	—	26,750	1,253	—	28,003

	2,773,221	167,350	110,009	(411,558)	2,639,022

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	622,073	1,435,909	815,866	(2,251,775)	622,073
Accumulated other comprehensive income (loss), net of tax	19,846	5,411	7,883	(13,294)	19,846
Retained earnings (accumulated deficit)	(668,627)	155,147	(189,903)	34,756	(668,627)

	(26,708)	1,596,834	633,848	(2,230,682)	(26,708)

Total liabilities and stockholder’s equity (deficit)	$2,786,774	$1,822,024	$895,154	$(2,642,240)	$2,861,712

(1)	Cash and cash equivalents includes restricted cash of $3,750 for “Issuer” and $22,216 for “Non-Guarantors”

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended April 30, 2011
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$209,024	$137,422	$—	$346,446
Cost of sales, occupancy and buying expenses	1,595	98,449	71,315	—	171,359

Gross profit	(1,595)	110,575	66,107	—	175,087

Other expenses:
Selling, general and administrative	8,188	62,392	56,142	—	126,722
Depreciation and amortization	181	9,478	7,395	—	17,054
Severance and transaction-related costs	133	—	210	—	343
Other (income) expense	(3,648)	436	8,523	—	5,311

	4,854	72,306	72,270	—	149,430

Operating income (loss)	(6,449)	38,269	(6,163)	—	25,657
Gain on early debt extinguishment	249	—	—	—	249
Interest expense, net	44,230	531	1,474	—	46,235

Income (loss) before income taxes	(50,430)	37,738	(7,637)	—	(20,329)
Income tax expense (benefit)	—	(1,112)	380	—	(732)

Income (loss) from continuing operations	(50,430)	38,850	(8,017)	—	(19,597)
Equity in earnings of subsidiaries	30,833	(917)	—	(29,916)	—

Net income (loss)	(19,597)	37,933	(8,017)	(29,916)	(19,597)
Foreign currency translation and interest rate swap adjustments, net of tax	18,431	1,748	14,962	(16,710)	18,431

Comprehensive income (loss)	$(1,166)	$39,681	$6,945	$(46,626)	$(1,166)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended May 1, 2010
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$198,592	$123,485	$—	$322,077
Cost of sales, occupancy and buying expenses	1,275	95,987	61,489	—	158,751

Gross profit	(1,275)	102,605	61,996	—	163,326

Other expenses (income):
Selling, general and administrative	8,432	61,423	48,164	—	118,019
Depreciation and amortization	132	9,638	6,596	—	16,366
Severance and transaction-related costs	102	—	—	—	102
Other (income) expense	(5,875)	2,254	4,851	—	1,230

	2,791	73,315	59,611	—	135,717

Operating income (loss)	(4,066)	29,290	2,385	—	27,609
Gain on early debt extinguishment	4,487	—	—	—	4,487
Interest expense, net	42,745	7	11	—	42,763

Income (loss) before income taxes	(42,324)	29,283	2,374	—	(10,667)
Income tax expense	23	616	994	—	1,633

Income (loss) from continuing operations	(42,347)	28,667	1,380	—	(12,300)
Equity in earnings of subsidiaries	30,047	(47)	—	(30,000)	—

Net income (loss)	(12,300)	28,620	1,380	(30,000)	(12,300)
Foreign currency translation and interest rate swap adjustments, net of tax	(2,522)	9,432	(9,251)	(181)	(2,522)

Comprehensive income (loss)	$(14,822)	$38,052	$(7,871)	$(30,181)	$(14,822)

Condensed Consolidating Statement of Cash Flows
Three Months Ended April 30, 2011
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(19,597)	$37,933	$(8,017)	$(29,916)	$(19,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,833)	917	—	29,916	—
Depreciation and amortization	181	9,478	7,395	—	17,054
Amortization of lease rights and other assets	—	—	785	—	785
Amortization of debt issuance costs	5,751	—	148	—	5,899
Payment of in kind interest expense	9,035	—	—	—	9,035
Foreign currency exchange net loss on Euro Loan	—	—	3,292	—	3,292
Net accretion of favorable (unfavorable) lease obligations	—	(430)	155	—	(275)
Loss on sale/retirement of property and equipment, net	—	32	16	—	48
Gain on early debt extinguishment	(249)	—	—	—	(249)
Stock compensation expense	785	—	189	—	974
(Increase) decrease in:
Inventories	—	5,445	1,238	—	6,683
Prepaid expenses	417	(13,491)	1,234	—	(11,840)
Other assets	(11)	(575)	(123)	—	(709)
Increase (decrease) in:
Trade accounts payable	(207)	(1,121)	5,021	—	3,693
Income taxes payable	—	(1,001)	(2,846)	—	(3,847)
Accrued interest payable	12,470	—	(74)	—	12,396
Accrued expenses and other liabilities	(10,825)	(2,483)	(8,576)	—	(21,884)
Deferred income taxes	—	(1,116)	87	—	(1,029)
Deferred rent expense	—	16	198	—	214

Net cash provided by (used in) operating activities	(33,083)	33,604	122	—	643

Cash flows from investing activities:
Acquisition of property and equipment, net	(208)	(4,598)	(10,986)	—	(15,792)
Acquisition of intangible assets/lease rights	—	(7)	(1,340)	—	(1,347)
Changes in restricted cash	(300)	—	—	—	(300)

Net cash used in investing activities	(508)	(4,605)	(12,326)	—	(17,439)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(24,014)	—	—	—	(24,014)
Payment of debt issuance costs	(10,085)	—	(67)	—	(10,152)
Intercompany activity, net	37,742	(44,629)	6,887	—	—

Net cash provided by (used in) financing activities	14,703	(44,629)	6,820	—	(23,106)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	4,041	127	—	4,168

Net increase (decrease) in cash and cash equivalents	(18,888)	(11,589)	(5,257)	—	(35,734)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	157,191	(8,002)	70,979	—	220,168
Restricted cash, at end of period	3,750	—	22,216	—	25,966

Cash and cash equivalents and restricted cash, at end of period	$160,941	$(8,002)	$93,195	$—	$246,134

Condensed Consolidating Statement of Cash Flows
Three Months Ended May 1, 2010
(in thousands)
			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,300)	$28,620	$1,380	$(30,000)	$(12,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,047)	47	—	30,000	—
Depreciation and amortization	132	9,638	6,596	—	16,366
Amortization of lease rights and other assets	—	13	1,015	—	1,028
Amortization of debt issuance costs	2,535	—	—	—	2,535
Payment of in kind interest expense	9,651	—	—	—	9,651
Net accretion of favorable (unfavorable) lease obligations	—	(571)	95	—	(476)
Loss on sale/retirement of property and equipment, net	—	236	—	—	236
Gain on early debt extinguishment	(4,487)	—	—	—	(4,487)
Stock compensation expense	917	—	303	—	1,220
(Increase) decrease in:
Inventories	—	2,610	(3,402)	—	(792)
Prepaid expenses	(96)	137	1,398	—	1,439
Other assets	1,197	4,684	171	—	6,052
Increase (decrease) in:
Trade accounts payable	(373)	1,081	3,091	—	3,799
Income taxes payable	—	96	(2,425)	—	(2,329)
Accrued interest payable	12,727	—	—	—	12,727
Accrued expenses and other liabilities	(2,535)	43	2,467	—	(25)
Deferred income taxes	—	504	(30)	—	474
Deferred rent expense	(107)	694	200	—	787

Net cash provided by (used in) operating activities	(22,786)	47,832	10,859	—	35,905

Cash flows from investing activities:
Acquisition of property and equipment, net	(26)	(3,052)	(5,140)	—	(8,218)
Acquisition of intangible assets/lease rights	—	(58)	(131)	—	(189)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(26)	13,655	(5,271)	—	8,358

Cash flows from financing activities:
Payments of Credit facility	(3,625)	—	—	—	(3,625)
Repurchases of Notes	(16,849)	—	—	—	(16,849)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	78,855	(60,818)	(18,037)	—	—

Net cash provided by (used in) financing activities	58,381	(61,583)	(18,037)	—	(21,239)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,214	(3,935)	—	(1,721)

Net increase (decrease) in cash and cash equivalents	35,569	2,118	(16,384)	—	21,303
Cash and cash equivalents, at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents, at end of period	144,707	(8,486)	83,790	—	220,011
Restricted cash, at end of period	—	—	—	—	—

Cash and cash equivalents and restricted cash, at end of period	$144,707	$(8,486)	$83,790	$—	$220,011

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

Business Overview
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of April 30, 2011, we operated a total of 3,000 stores, of which 1,960 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 1,040 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our European division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.
As of April 30, 2011, we also franchised or licensed 391 stores in Japan, the Middle East, Turkey, Russia, Greece, South Africa, Guatemala, Malta and Ukraine. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Consolidated Results of Operations
A summary of our consolidated results of operations for the three months ended April 30, 2011 and May 1, 2010 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Net sales	$346,446	$322,077
Increase in same store sales	3.2%	7.6%
Gross profit percentage	50.5%	50.7%
Selling, general and administrative expenses as a percentage of net sales	36.6%	36.6%
Depreciation and amortization as a percentage of net sales	4.9%	5.1%
Operating income	$25,657	$27,609
Gain on early debt extinguishment	$249	$4,487
Net loss	$(19,597)	$(12,300)
Number of stores at the end of the period (1)	3,000	2,955

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
Net sales
Net sales for the three months ended April 30, 2011 increased $24.4 million, or 7.6%, from the three months ended May 1, 2010. This increase was attributable to new stores sales, an increase in same store sales, favorable foreign currency translation effect of our foreign locations’ sales and increases in shipments to franchisees, partially offset by the effect of store closures. Net sales would have increased 5.3% excluding the impact from foreign currency rate changes.
For the three months ended April 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.5%, partially offset by a decrease in average number of transactions per store of 1.8%.
The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
	Three Months	Three Months
	Ended	Ended
Product Category	April 30, 2011	May 1, 2010
Accessories	52.4	52.1
Jewelry	47.6	47.9

	100.0	100.0

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
During the three months ended April 30, 2011, gross profit percentage decreased 20 basis points to 50.5% compared to 50.7% during the three months ended May 1, 2010. The decrease in gross profit percentage consisted of an 80 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs, partially offset by a 70 basis point decrease in occupancy costs. The decrease in merchandise margin was primarily due to a higher mix of clearance merchandise, markdowns and freight expense. The improvement in occupancy rate is due to the leveraging effect of higher sales.
Selling, general and administrative expenses
During the three months ended April 30, 2011, selling, general and administrative expenses increased $8.7 million, or 7.4%, compared to the three months ended May 1, 2010. As a percentage of net sales, selling, general and administrative expenses remained unchanged at 36.6% compared to the three months ended May 1, 2010. The majority of the expense increase, in dollars, was for store-related expenses resulting from increased sales. Excluding an unfavorable $2.6 million foreign currency translation effect, the net increase in selling, general and administrative expenses would have been $6.1 million.
Depreciation and amortization expense
During the three months ended April 30, 2011, depreciation and amortization expense increased $0.7 million to $17.1 million compared to $16.4 million for the three months ended May 1, 2010. The majority of this increase is due to the effect of asset additions during fiscal 2010 and the first quarter of fiscal 2011.
Gain on early debt extinguishment
The following is a summary of the Company’s debt repurchase activity for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months Ended April 30, 2011
			Recognized
	Principal	Repurchase	Gain
Notes Repurchased	Amount	Price	(Loss) (1)
Senior Notes	$10,000	$9,930	$(98)
Senior Toggle Notes	14,155	14,084	347

	$24,155	$24,014	$249

(1)	Net of deferred issuance cost write-offs of $168 for the Senior Notes and $179 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended May 1, 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Toggle Notes	$6,000	$4,985	$1,087
Senior Subordinated Notes	15,625	11,864	3,400

	$21,625	$16,849	$4,487

(1)	Net of deferred issuance cost write-offs of $104 and $361 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $176 for the Senior Toggle Notes.

Other expense (income), net
The following is a summary of other expense (income) activity for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Foreign currency exchange loss, net	$5,949	$785
Equity loss	¯	1,116
Royalty income	(389)	(191)
Other income	(249)	(480)

	$5,311	$1,230

During the three months ended April 30, 2011, foreign currency exchange loss, net increased primarily from a $3.3 million net charge to remeasure the Euro Loan at the period end foreign exchange rate. Equity loss decreased due to the Company converting its equity ownership interest in a former joint venture into a licensing agreement.
Interest expense, net
During the three months ended April 30, 2011, net interest expense aggregated $46.2 million compared to $42.8 million for the three months ended May 1, 2010. The increase of $3.5 million is primarily due to interest on the $450.0 million Senior Secured Second Lien Notes and Euro Loan and an accelerated reduction of deferred financing costs, partially offset by lower outstanding balances under our Revolving Credit Facility and Senior Notes.
Income taxes
The effective income tax rate for the three months ended April 30, 2011 was 3.6% compared to (15.3)% for the three months ended May 1, 2010. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 30, 2011 and May 1, 2010, respectively, by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.
North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Net sales	$224,188	$212,599
Increase in same store sales	4.8%	8.9%
Gross profit percentage	52.5%	51.7%
Number of stores at the end of the period (1)	1,960	1,990

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended April 30, 2011, net sales in North America increased $11.6 million, or 5.5%, from the three months ended May 1, 2010. This increase was attributable to an increase in same store sales, an increase in shipments to franchisees, new store sales and a favorable foreign currency translation effect of our Canadian operations’ sales, partially offset by the effect of store closures. Sales would have increased 5.1% excluding the impact from foreign currency rate changes.
For the three months ended April 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.2%, partially offset by a decrease in average number of transactions per store of 0.7%.
During the three months ended April 30, 2011, gross profit percentage increased 80 basis points to 52.5% compared to 51.7% during the three months ended May 1, 2010. The increase in gross profit percentage consisted of a 110 basis point decrease in occupancy costs, partially offset by a 20 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs. The improvement in occupancy rate is due to the leveraging effect of higher sales.
The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
	Three Months	Three Months
	Ended	Ended
Product Category	April 30, 2011	May 1, 2010
Accessories	46.7	47.3
Jewelry	53.3	52.7

	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Net sales	$122,258	$109,478
Increase in same store sales	0.1%	5.0%
Gross profit percentage	47.0%	48.8%
Number of stores at the end of the period (1)	1,040	965

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
During the three months ended April 30, 2011, net sales in Europe increased $12.8 million, or 11.7%, from the three months ended May 1, 2010. This increase was attributable to new store sales, favorable foreign currency translation of our European operations’ sales, and an increase in same store sales, partially offset by the effect of store closures. Sales would have increased 5.7% excluding the impact from foreign currency rate changes.
For the three months ended April 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.6%, partially offset by a decrease in average number of transactions per store of 4.3%.
During the three months ended April 30, 2011, gross profit percentage decreased 180 basis points to 47.0% compared to 48.8% during the three months ended May 1, 2010. The decrease in gross profit percentage consisted of a 200 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin was primarily due to a higher mix of clearance merchandise, markdowns and freight expense. The improvement in occupancy rate is due to the leveraging effect of higher sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
	Three Months	Three Months
	Ended	Ended
Product Category	April 30, 2011	May 1, 2010
Accessories	62.5	61.3
Jewelry	37.5	38.7

	100.0	100.0

Liquidity and Capital Resources
A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended April 30, 2011 and May 1, 2010 is outlined in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 30, 2011	May 1, 2010
Operating activities	$643	$35,905
Investing activities	(17,439)	8,358
Financing activities	(23,106)	(21,239)
Cash flows from operating activities
Cash provided by operating activities decreased $35.3 million for the three months ended April 30, 2011 compared to the prior year period. The decrease was due to a change in working capital items primarily resulting from a decrease of $21.9 million in accrued expenses and other liabilities and an increase of $13.3 million in prepaid expenses.
Cash flows from investing activities
Cash used in investing activities was $17.4 million for the three months ended April 30, 2011 and primarily consisted of capital expenditures for the remodeling of existing stores, new store openings, improvements to technology systems, acquisition of lease rights and, to a lesser extent, an increase in restricted cash. Cash provided by investing activities was $8.4 million for the three months ended May 1, 2010 and primarily consisted of proceeds received from our sale-leaseback transaction partially offset by capital expenditures for the remodeling of existing stores, new store openings, improvements to technology systems and acquisition of lease rights. During the remainder of Fiscal 2011, we expect to fund between $58.0 million and $63.0 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities increased $1.9 million for the three months ended April 30, 2011 compared to the prior year period. In the three months ended April 30, 2011, we received $450.0 million in proceeds from our Senior Secured Second Lien Notes offering and paid down (without terminating the commitment) the entire $194.0 million of the revolving credit facility (“Revolver”), repaid $244.9 million of indebtedness under the senior secured term loan and paid $10.1 million of debt financing costs. We also paid $24.0 million to retire $10.0 million of Senior Notes and $14.2 million of Senior Toggle Notes. In the three months ended May 1, 2010, we paid $3.6 million for the scheduled principal payments on our Credit Facility, $16.8 million to retire $6.0 million of Senior Toggle Notes and $15.6 million of Senior Subordinated Notes and $0.8 million in capital lease payments.
As discussed in our Annual Report on Form 10-K for the year ended January 29, 2011, we elected to pay interest in kind on our Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.
Cash Position
As of April 30, 2011, we had cash and cash equivalents and restricted cash of $246.1 million and substantially all of the cash equivalents consisted of money market funds invested in U.S. Treasury Securities.
We anticipate that cash generated from operations will be sufficient to meet our future working capital requirements, capital expenditures, and debt service requirements for at least the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Short-term Debt
On January 24, 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of April 30, 2011, there was €42.4 million, or the equivalent of $62.8 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.
The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.0 million, or the equivalent of $22.2 million at April 30, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.
Senior Secured Second Lien Notes
On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary’s guarantors’ obligations under the Credit Facility. As noted above, we used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.1 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Credit Facility
As mentioned above, we reduced the entire amount outstanding under our Revolver (without terminating the commitment) and indebtedness under our senior secured term loan. We can borrow up to $200.0 million under our Revolver that matures on May 29, 2013. At April 30, 2011, we had $4.8 million of letters of credit outstanding against the Revolver and had available $195.2 million to fund operations under our Revolver, if needed. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.
European Credit Facilities
Our non-U.S. subsidiaries have bank credit facilities totaling $2.8 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At April 30, 2011, the entire amount of $2.8 million was available for borrowing by us, subject to a reduction of $2.7 million for outstanding bank guarantees.
Covenants
Our Senior Notes, Senior Toggle Notes, Senior Subordinated Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) and Euro Loan contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
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
None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of April 30, 2011, we were in compliance with the covenants under our Notes and Euro Loan.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in (i) Note 2 Significant Accounting Policies in this Quarterly Report on Form 10-Q and (ii) our Fiscal 2010 Annual Report on Form 10-K, filed on April 21, 2011, in the Notes to Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
Recent Accounting Pronouncements
See Note 2 — Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors
We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; our level of indebtedness; general economic conditions; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic due to high gasoline prices or other general economic conditions; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increases in the cost of our merchandise; significant increases in our merchandise markdowns; inability to grow our store base in Europe or expand our international franchising operations; inability to design and implement new information systems or disruptions in adapting our information systems to allow for e-commerce sales; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the content in our products, general employment laws, including laws relating to overtime pay and employee benefits, health care laws, tax laws and import laws; product recalls; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2010 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in two money market funds that are invested exclusively in U.S. Treasury securities and limiting the cash balance in any one bank account. As of April 30, 2011, all cash equivalents, excluding restricted cash, were maintained in two money market funds that were invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.

Interest Rates
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At April 30, 2011, the estimated fair value of the Swap was a liability of approximately $1.5 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
We entered into three interest rate swap agreements in July 2007 (the “2007 Swaps”) to manage exposure to fluctuations in interest rates. Those 2007 Swaps expired on June 30, 2010. The 2007 Swaps represented contracts to exchange floating rate for fixed interest payments periodically over the lives of the 2007 Swaps without exchange of the underlying notional amount. The 2007 Swaps covered an aggregate notional amount of $435.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rates of the 2007 Swaps ranged from 4.96% to 5.25%. The 2007 Swaps were designated and accounted for as cash flow hedges.
At April 30, 2011, we had fixed rate debt of $1,307.8 million and variable rate debt of $1,217.1 million. Based on our variable rate debt balance (less $200.0 million for the interest rate swap) as of April 30, 2011, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $10.2 million, net.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At April 30, 2011, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $18.7 million and $(7.7) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the three months ended April 30, 2011 and May 1, 2010, respectively.
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

The results of operations of our foreign subsidiaries, when translated into U.S. dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. As a result, if foreign currency exchange rates fluctuate significantly from one period to the next, results in local currency can vary significantly upon translation into U.S. dollars. Accordingly, fluctuations in foreign currency exchange rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011.

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

CLAIRE’S STORES, INC.
June 6, 2011	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

June 6, 2011	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.