Form 10-Q
period 2011-07-30
CLAIRES STORES INC
filed 2011-09-02
CIK 34115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2011
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
Registrant’s telephone number, including area code: (847) 765-1100
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 1, 2011, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of July 30, 2011 and January 29, 2011	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended July 30, 2011 and July 31, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 30, 2011 and July 31, 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 6. Exhibits	36

SIGNATURE PAGE	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2011	January 29, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $26,725 and $23,864, respectively	$211,127	$279,766
Inventories	147,665	136,148
Prepaid expenses	33,828	21,449
Other current assets	27,189	24,658

Total current assets	419,809	462,021

Property and equipment:
Furniture, fixtures and equipment	203,516	186,514
Leasehold improvements	271,986	248,030

	475,502	434,544
Less accumulated depreciation and amortization	(265,314)	(233,511)

	210,188	201,033

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(1,354)	(903)

	16,701	17,152

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $45,495 and $38,747, respectively	558,030	557,466
Deferred financing costs, net of accumulated amortization of $50,811 and $41,659, respectively	37,826	36,434
Other assets	45,907	42,287

	2,191,819	2,186,243

Total assets	$2,838,517	$2,866,449

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt	$61,042	$76,154
Trade accounts payable	64,870	54,355
Income taxes payable	10,486	11,744
Accrued interest payable	32,282	16,783
Accrued expenses and other current liabilities	91,613	107,115

Total current liabilities	260,293	266,151

Long-term debt	2,425,589	2,236,842
Revolving credit facility	—	194,000
Obligation under capital lease	17,290	17,290
Deferred tax liability	121,112	121,776
Deferred rent expense	27,805	26,637
Unfavorable lease obligations and other long-term liabilities	27,236	30,268

	2,619,032	2,626,813

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	623,241	621,099
Accumulated other comprehensive income, net of tax	14,721	1,416
Accumulated deficit	(678,770)	(649,030)

	(40,808)	(26,515)

Total liabilities and stockholder’s deficit	$2,838,517	$2,866,449

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$358,547	$334,233	$704,993	$656,310
Cost of sales, occupancy and buying expenses	175,382	159,220	346,741	317,971

Gross profit	183,165	175,013	358,252	338,339

Other expenses:
Selling, general and administrative	130,209	121,747	256,931	239,766
Depreciation and amortization	16,352	15,856	33,406	32,222
Severance and transaction-related costs	426	212	769	314
Other (income) expense, net	(1,181)	3,582	4,130	4,812

	145,806	141,397	295,236	277,114

Operating income	37,359	33,616	63,016	61,225
Gain on early debt extinguishment	233	6,249	482	10,736
Impairment of equity investment	—	6,030	—	6,030
Interest expense, net	44,335	40,573	90,570	83,336

Loss before income tax expense	(6,743)	(6,738)	(27,072)	(17,405)
Income tax expense	3,400	1,607	2,668	3,240

Net loss	$(10,143)	$(8,345)	$(29,740)	$(20,645)

Net loss	$(10,143)	$(8,345)	$(29,740)	$(20,645)
Foreign currency translation and interest rate swap adjustments, net of tax	(5,125)	2,513	13,305	(9)
Reclassification of foreign currency translation adjustments into net loss	—	(9,572)	—	(9,572)

Comprehensive loss	$(15,268)	$(15,404)	$(16,435)	$(30,226)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months	Six Months
	Ended	Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net loss	$(29,740)	$(20,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,406	32,222
Impairment	—	6,030
Amortization of lease rights and other assets	1,600	1,610
Amortization of debt issuance costs	8,535	5,038
Payment of in kind interest expense	11,831	19,003
Foreign currency exchange net loss on Euro Loan	2,158	—
Net unfavorable accretion of lease obligations	(382)	(786)
Loss on sale/retirement of property and equipment, net	58	366
Gain on early debt extinguishment	(482)	(10,736)
Stock compensation expense	2,142	2,541
(Increase) decrease in:
Inventories	(8,694)	(18,501)
Prepaid expenses	(10,930)	917
Other assets	(1,912)	3,945
Increase (decrease) in:
Trade accounts payable	6,899	10,074
Income taxes payable	(5,814)	(2,590)
Accrued interest payable	15,462	(5,612)
Accrued expenses and other liabilities	(19,246)	8,974
Deferred income taxes	(1,349)	(352)
Deferred rent expense	647	1,878

Net cash provided by operating activities	4,189	33,376

Cash flows from investing activities:
Acquisition of property and equipment, net	(32,202)	(19,556)
Acquisition of intangible assets/lease rights	(1,873)	(524)
Proceeds from sale of property	—	16,765
Changes in restricted cash	(1,680)	—

Net cash used in investing activities	(35,755)	(3,315)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	(7,250)
Proceeds from Note	450,000	—
Repurchases of Notes	(45,497)	(59,112)
Payment of debt issuance costs	(10,544)	—
Principal payments of capital leases	—	(765)

Net cash used in financing activities	(44,981)	(67,127)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5,047	(1,510)

Net decrease in cash and cash equivalents	(71,500)	(38,576)
Cash and cash equivalents, at beginning of period	255,902	198,708

Cash and cash equivalents, at end of period	184,402	160,132
Restricted cash, at end of period	26,725	—

Cash and cash equivalents and restricted cash, at end of period	$211,127	$160,132

Supplemental disclosure of cash flow information:
Income taxes paid	$10,123	$5,829
Interest paid	54,766	65,232

Non-cash investing and financing activities:
Property acquired under capital lease	—	18,055
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
2. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Fair Value Measurements at July 30, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$(2,541)	$—	$(2,541)	$—

Fair Value Measurements at January 29, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
		(Liabilities)	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(1,165)	$—	$(1,165)	$—
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
The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.29 billion at July 30, 2011, compared to a carrying value of $2.43 billion at that date. The estimated fair value of the Company’s long-term debt, including the current portion, and the revolving credit facility was approximately $2.36 billion at January 29, 2011, compared to a carrying value of $2.45 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments.
4. Debt
Debt as of July 30, 2011 and January 29, 2011 included the following components (in thousands):

	July 30, 2011	January 29, 2011
Short-term debt and current portion of long-term debt:
Note payable to bank due 2012	$61,042	$57,703
Current portion of long-term debt	—	18,451

Total short-term debt and current portion of long-term debt	$61,042	$76,154

Long-term debt:
Senior secured term loan facility due 2014	$1,154,310	$1,399,250
Senior notes due 2015	223,000	236,000
Senior toggle notes due 2015	338,667	360,431
Senior subordinated notes due 2017	259,612	259,612
Senior secured second lien notes due 2019	450,000	—

	2,425,589	2,255,293
Less: current portion of long-term debt	—	(18,451)

Long-term debt	$2,425,589	$2,236,842

Senior secured revolving credit facility due 2013	$—	$194,000

Obligations under capital leases	$17,290	$17,290

See Note 3 for related fair value disclosure on debt.
Short-term Debt
In January 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of July 30, 2011, there was €42.4 million, or the equivalent of $61.0 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.
The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.1 million, or the equivalent of $21.7 million at July 30, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.

Senior Secured Second Lien Notes
On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.4 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.
Note Repurchases
The following is a summary of the Company’s debt repurchase activity for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended July 30, 2011			Six Months Ended July 30, 2011
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (Loss) (2)
Senior Notes	$3,000	$2,940	$12	$13,000	$12,870	$(86)
Senior Toggle Notes	18,986	18,543	221	33,140	32,627	568

	$21,986	$21,483	$233	$46,140	$45,497	$482

(1)	Net of deferred issuance cost write-offs of $48 for the Senior Notes and $222 for the Senior Toggle Notes.

(2)	Net of deferred issuance cost write-offs of $216 for the Senior Notes and $400 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended July 31, 2010			Six Months Ended July 31, 2010
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (2)
Senior Toggle Notes	$41,623	$36,328	$5,340	$47,623	$41,313	$6,427
Senior Subordinated Notes	7,000	5,935	909	22,625	17,799	4,309

	$48,623	$42,263	$6,249	$70,248	$59,112	$10,736

(1)	Net of deferred issuance cost write-offs of $673 for the Senior Toggle Notes and $156 for the Senior Subordinated Notes, and accrued interest write-off of $718 for the Senior Toggle Notes.

(2)	Net of deferred issuance cost write-offs of $777 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $894 for the Senior Toggle Notes.
The Company elected to pay interest in kind on its Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of July 30, 2011 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Unaudited Condensed Consolidated Balance Sheets. Effective June 2, 2011, the Company began paying interest in cash.

Covenants
Our Senior Notes, Senior Toggle Notes, Senior Subordinated Notes and Senior Secured Second Lien Notes (collectively, the “Notes”), Credit Facility and Euro Loan contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
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
None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of July 30, 2011, we were in compliance with the covenants under our Credit Facility, Notes and Euro Loan.
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
For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three and six months ended July 30, 2011 and July 31, 2010, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at July 30, 2011, on a notional amount of $200.0 million of the senior secured term loan.
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
The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $5.0 million at July 30, 2011. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of July 30, 2011, the three year LIBOR rate was 0.58% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.6 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral. The Company included credit-related valuation adjustments in the calculation of fair value for the 2007 Swaps.
At July 30, 2011 and January 29, 2011, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $2.5 million and $1.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. These amounts were also recorded, net of tax of approximately $5.7 million and $5.7 million, respectively, as a component in “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 — Fair Value Measurements for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

Location of Gain or
			(Loss) Reclassified	Amount of Gain or (Loss)
Derivatives in	Amount of Gain or (Loss)		from Accumulated	Reclassified from Accumulated
Cash Flow Hedging	Recognized in OCI on Derivative		OCI into Income	OCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Three months ended			Three months ended
	July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010
Interest rate swaps	$(1,079)	$2,590	Interest expense, net	$(481)	$(3,447)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Location of Gain or
			(Loss) Reclassified	Amount of Gain or (Loss)
Derivatives in Cash	Amount of Gain or (Loss)		from Accumulated	Reclassified from Accumulated
Flow Hedging	Recognized in OCI on Derivative		OCI into Income	OCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion) (1)
	Six months ended			Six months ended
	July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010
Interest rate swaps	$(1,376)	$7,749	Interest expense, net	$(946)	$(8,779)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
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

7. Stock Options and Stock-Based Compensation
The following is a summary of activity in the Company’s stock option plan for the six months ended July 30, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at January 29, 2011	6,860,014	$10.00
Options granted	375,000	$10.00
Options exercised	—
Options forfeited or expired	(67,406)	$10.00

Outstanding at July 30, 2011	7,167,608	$10.00	4.0

Options vested and expected to vest at July 30, 2011	6,867,260	$10.00	4.0

Exercisable at July 30, 2011	2,692,445	$10.00	3.3

The weighted average grant date fair value of options granted during the six months ended July 30, 2011 and July 31, 2010 was $2.86 and $3.00, respectively.
During the three and six months ended July 30, 2011 and July 31, 2010, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $1.2 million, $2.1 million, $1.3 million and $2.5 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Incentive Plan Modifications
On May 20, 2011, the Compensation Committee of the Company approved amendments to the Company’s Stock Incentive Plan (the “Incentive Plan”), the form of option grant letter and certain outstanding options (the “Outstanding Options”) held by various employees (collectively, the “Plan Amendments”).
The Plan Amendments (which will apply to Outstanding Options and, unless otherwise specified at the time of grant, any future option grants under the Amended Incentive Plan, and, where applicable, any shares held by employees) generally provide for the following:
•	Eliminated the holding period after vesting for Performance and Stretch Performance options;

•	Changed the definition of “Qualified IPO”;

•	Eliminated certain restrictions on transfer of shares in the event of a Qualified IPO;

•	Provided each optionee the right to satisfy the exercise price and any withholding tax obligation triggered by such exercise by any combination of cash and/or shares (including both previously owned shares and shares otherwise to be delivered upon exercise of the option); and

•	Added two additional vesting events applicable to Performance Options and to certain Stretch Performance Options if they occur prior to or concurrent with the end of the Company’s fiscal 2012 year.
The modifications to the Company’s Incentive Plan resulted in $2.2 million in total incremental compensation cost, of which $0.2 million was recognized in the second fiscal quarter 2011. The remaining unrecognized compensation cost will be amortized over the remaining vesting period. The plan modification affected approximately 155 employees.
Buy-One-Get-One (“BOGO”) Option Offer
On May 20, 2011, the Compensation Committee of the Company also approved an offer pursuant to the amended Incentive Plan to certain employees to purchase a specified number of shares of the common stock of the parent of the Company at a price per share of $10.00 (the “Offer”). For each share purchased, the employee received an option to purchase an additional share at $10.00 (a “BOGO Option”). The Offer was made available to employees who had not previously accepted similar offers from the parent of the Company. The Company granted 179,000 BOGO Options and recognized stock-based compensation expense of approximately $0.1 million in the second fiscal quarter 2011 related to these options.
8. Income Taxes
The effective income tax rate was (50.4)% and (9.9)% for the three and six months ended July 30, 2011. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended July 30, 2011 by the Company’s U.S. operations.
The effective income tax rate was (23.8)% and (18.6)% for the three and six months ended July 31, 2010. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended July 31, 2010 by the Company’s U.S. operations.
In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.0 million, including penalties and interest. In conjunction with these assessments, a security deposit will be required in the amount of approximately $5.0 million until such time a final decision is made by the tax authority. The Company is objecting to these assessments and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. In February 2011, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2007 and did not assess any additional tax liability. The Company’s U.S. Federal income tax returns for Fiscal 2008 and 2009 are currently under review by the Internal Revenue Service.
9. Related Party Transactions
The Company paid store planning and retail design fees to a Company owned by a family member of one of the Company’s executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended July 30, 2011 and July 31, 2010, the Company paid fees of approximately $0.4 million and $0.4 million, respectively. For the six months ended July 30, 2011 and July 31, 2010, the Company paid fees of approximately $0.9 million and $0.6 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.
The initial purchasers of the Senior Secured Second Lien Notes were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Goldman Sachs & Co., and Morgan Joseph TriArtisan LLC. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., the Company’s controlling shareholder, has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, a member of the Company’s Board of Directors is an executive of Morgan Joseph TriArtisan Inc., an affiliate of Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured Second Lien Notes, the Company paid a fee of approximately $0.3 million to Morgan Joseph TriArtisan LLC.

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
Net sales and operating income for the three and six months ended July 30, 2011 and July 31, 2010 are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales:
North America	$217,057	$210,087	$441,245	$422,686
Europe	141,490	124,146	263,748	233,624

Total net sales	358,547	334,233	704,993	656,310

Depreciation and amortization:
North America	10,121	10,402	20,526	20,909
Europe	6,231	5,454	12,880	11,313

Total depreciation and amortization	16,352	15,856	33,406	32,222

Operating income for reportable segments:
North America	23,944	19,368	54,568	43,771
Europe	13,841	14,460	9,217	17,768

Total operating income for reportable segments	37,785	33,828	63,785	61,539
Severance and transaction-related costs	426	212	769	314

Net consolidated operating income	37,359	33,616	63,016	61,225
Gain on early debt extinguishment	233	6,249	482	10,736
Impairment of equity investment	—	6,030	—	6,030
Interest expense, net	44,335	40,573	90,570	83,336

Net consolidated loss before income tax expense	$(6,743)	$(6,738)	$(27,072)	$(17,405)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0.2 million and $0.2 million for the three months ended July 30, 2011 and July 31, 2010, respectively, and $0.3 million and $0.3 million for the six months ended July 30, 2011 and July 31, 2010, respectively.
Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0.2 million and $0 for the three months ended July 30, 2011 and July 31, 2010, respectively, and $0.5 million and $0 for the six months ended July 30, 2011 and July 31, 2010, respectively.

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

Condensed Consolidating Balance Sheet
July 30, 2011
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$109,920	$12,491	$88,716	$—	$211,127
Inventories	—	89,075	58,590	—	147,665
Prepaid expenses	1,069	15,189	17,570	—	33,828
Other current assets	52	16,290	10,847	—	27,189

Total current assets	111,041	133,045	175,723	—	419,809

Property and equipment:
Furniture, fixtures and equipment	3,533	125,044	74,939	—	203,516
Leasehold improvements	1,071	146,890	124,025	—	271,986

	4,604	271,934	198,964	—	475,502
Less accumulated depreciation and amortization	(2,551)	(164,170)	(98,593)	—	(265,314)

	2,053	107,764	100,371	—	210,188

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,354)	—	—	(1,354)

	—	16,701	—	—	16,701

Intercompany receivables	—	410,510	—	(410,510)	—
Investment in subsidiaries	2,331,088	(65,396)	—	(2,265,692)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	7,658	264,372	—	558,030
Deferred financing costs, net	37,579	—	247	—	37,826
Other assets	129	3,918	41,860	—	45,907

	2,654,796	1,592,341	620,884	(2,676,202)	2,191,819

Total assets	$2,767,890	$1,849,851	$896,978	$(2,676,202)	$2,838,517

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$61,042	$—	$61,042
Trade accounts payable	653	24,334	39,883	—	64,870
Income taxes payable	—	(321)	10,807	—	10,486
Accrued interest payable	32,217	—	65	—	32,282
Accrued expenses and other current liabilities	14,091	36,220	41,302	—	91,613

Total current liabilities	46,961	60,233	153,099	—	260,293

Intercompany payables	336,148	—	74,362	(410,510)	—
Long-term debt	2,425,589	—	—	—	2,425,589
Revolving credit facility	—	—	—	—	—
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,267	14,845	—	121,112
Deferred rent expense	—	17,496	10,309	—	27,805
Unfavorable lease obligations and other long-term liabilities	—	26,126	1,110	—	27,236

	2,761,737	167,179	100,626	(410,510)	2,619,032

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	623,241	1,435,909	815,866	(2,251,775)	623,241
Accumulated other comprehensive income (loss), net of tax	14,721	4,930	4,696	(9,626)	14,721
Retained earnings (accumulated deficit)	(678,770)	181,233	(177,311)	(3,922)	(678,770)

	(40,808)	1,622,439	643,253	(2,265,692)	(40,808)

Total liabilities and stockholder’s equity (deficit)	$2,767,890	$1,849,851	$896,978	$(2,676,202)	$2,838,517

(1)	Cash and cash equivalents includes restricted cash of $5,000 for “Issuer” and $21,725 for “Non-Guarantors”

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended July 30, 2011
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$200,545	$158,002	$—	$358,547
Cost of sales, occupancy and buying expenses	1,346	97,490	76,546	—	175,382

Gross profit (deficit)	(1,346)	103,055	81,456	—	183,165

Other expenses:
Selling, general and administrative	7,722	65,662	56,825	—	130,209
Depreciation and amortization	184	9,277	6,891	—	16,352
Severance and transaction-related costs	164	—	262	—	426
Other (income) expense	(3,337)	1,423	733	—	(1,181)

	4,733	76,362	64,711	—	145,806

Operating income (loss)	(6,079)	26,693	16,745	—	37,359
Gain on early debt extinguishment	233	—	—	—	233
Interest expense, net	42,283	541	1,511	—	44,335

Income (loss) before income taxes	(48,129)	26,152	15,234	—	(6,743)
Income tax expense	—	758	2,642	—	3,400

Income (loss) from continuing operations	(48,129)	25,394	12,592	—	(10,143)
Equity in earnings of subsidiaries	37,986	692	—	(38,678)	—

Net income (loss)	(10,143)	26,086	12,592	(38,678)	(10,143)
Foreign currency translation and interest rate swap adjustments, net of tax	(5,125)	(480)	(3,186)	3,666	(5,125)

Comprehensive income (loss)	$(15,268)	$25,606	$9,406	$(35,012)	$(15,268)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Three Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$194,832	$139,401	$—	$334,233
Cost of sales, occupancy and buying expenses	1,382	93,947	63,891	—	159,220

Gross profit (deficit)	(1,382)	100,885	75,510	—	175,013

Other expenses (income):
Selling, general and administrative	8,472	64,447	48,828	—	121,747
Depreciation and amortization	155	9,576	6,125	—	15,856
Severance and transaction-related costs	212	—	—	—	212
Other (income) expense	(6,740)	6,029	4,293	—	3,582

	2,099	80,052	59,246	—	141,397

Operating income (loss)	(3,481)	20,833	16,264	—	33,616
Gain on early debt extinguishment	6,249	—	—	—	6,249
Impairment of equity investment	—	6,030	—		6,030
Interest expense, net	40,418	175	(20)	—	40,573

Income (loss) before income taxes	(37,650)	14,628	16,284	—	(6,738)
Income tax expense (benefit)	—	(932)	2,539	—	1,607

Income (loss) from continuing operations	(37,650)	15,560	13,745	—	(8,345)
Equity in earnings of subsidiaries	29,305	282	—	(29,587)	—

Net income (loss)	(8,345)	15,842	13,745	(29,587)	(8,345)
Foreign currency translation and interest rate swap adjustments, net of tax	2,513	(8,521)	(644)	9,165	2,513
Reclassification of foreign currency translation adjustment into net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(15,404)	$(2,251)	$13,101	$(10,850)	$(15,404)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended July 30, 2011
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$409,569	$295,424	$—	$704,993
Cost of sales, occupancy and buying expenses	2,941	195,939	147,861	—	346,741

Gross profit (deficit)	(2,941)	213,630	147,563	—	358,252

Other expenses:
Selling, general and administrative	15,910	128,054	112,967	—	256,931
Depreciation and amortization	365	18,755	14,286	—	33,406
Severance and transaction-related costs	297	—	472	—	769
Other (income) expense	(6,985)	1,859	9,256	—	4,130

	9,587	148,668	136,981	—	295,236

Operating income (loss)	(12,528)	64,962	10,582	—	63,016
Gain on early debt extinguishment	482	—	—	—	482
Interest expense, net	86,513	1,072	2,985	—	90,570

Income (loss) before income taxes	(98,559)	63,890	7,597	—	(27,072)
Income tax expense (benefit)	—	(354)	3,022	—	2,668

Income (loss) from continuing operations	(98,559)	64,244	4,575	—	(29,740)
Equity in earnings of subsidiaries	68,819	(225)	—	(68,594)	—

Net income (loss)	(29,740)	64,019	4,575	(68,594)	(29,740)
Foreign currency translation and interest rate swap adjustments, net of tax	13,305	1,268	11,776	(13,044)	13,305

Comprehensive income (loss)	$(16,435)	$65,287	$16,351	$(81,638)	$(16,435)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For The Six Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$393,424	$262,886	$—	$656,310
Cost of sales, occupancy and buying expenses	2,657	189,934	125,380	—	317,971

Gross profit (deficit)	(2,657)	203,490	137,506	—	338,339

Other expenses:
Selling, general and administrative	16,904	125,870	96,992	—	239,766
Depreciation and amortization	287	19,214	12,721	—	32,222
Severance and transaction-related costs	314	—	—	—	314
Other (income) expense	(12,615)	8,283	9,144	—	4,812

	4,890	153,367	118,857	—	277,114

Operating income (loss)	(7,547)	50,123	18,649	—	61,225
Gain on early debt extinguishment	10,736	—	—	—	10,736
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	83,163	182	(9)	—	83,336

Income (loss) before income taxes	(79,974)	43,911	18,658	—	(17,405)
Income tax expense (benefit)	23	(316)	3,533	—	3,240

Income (loss) from continuing operations	(79,997)	44,227	15,125	—	(20,645)
Equity in earnings of subsidiaries	59,352	235	—	(59,587)	—

Net income (loss)	(20,645)	44,462	15,125	(59,587)	(20,645)
Foreign currency translation and interest rate swap adjustments, net of tax	(9)	911	(9,895)	8,984	(9)
Reclassification of foreign currency translation adjustment into net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(30,226)	$35,801	$5,230	$(41,031)	$(30,226)

Condensed Consolidating Statement of Cash Flows
Six Months Ended July 30, 2011
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,740)	$64,019	$4,575	$(68,594)	$(29,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(68,819)	225	—	68,594	—
Depreciation and amortization	365	18,755	14,286	—	33,406
Amortization of lease rights and other assets	—	—	1,600	—	1,600
Amortization of debt issuance costs	8,231	—	304	—	8,535
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net loss on Euro Loan	—	—	2,158	—	2,158
Net accretion of favorable (unfavorable) lease obligations	—	(663)	281	—	(382)
Loss on sale/retirement of property and equipment, net	—	41	17	—	58
Gain on early debt extinguishment	(482)	—	—	—	(482)
Stock compensation expense	1,713	—	429	—	2,142
(Increase) decrease in:
Inventories	—	(4,207)	(4,487)	—	(8,694)
Prepaid expenses	(218)	(13,508)	2,796	—	(10,930)
Other assets	(52)	(350)	(1,510)	—	(1,912)
Increase (decrease) in:
Trade accounts payable	(547)	(33)	7,479	—	6,899
Income taxes payable	—	(965)	(4,849)	—	(5,814)
Accrued interest payable	15,520	—	(58)	—	15,462
Accrued expenses and other liabilities	(7,915)	(1,689)	(9,642)	—	(19,246)
Deferred income taxes	—	(902)	(447)	—	(1,349)
Deferred rent expense	—	266	381	—	647

Net cash provided by (used in) operating activities	(70,113)	60,989	13,313	—	4,189

Cash flows from investing activities:
Acquisition of property and equipment, net	(295)	(11,793)	(20,114)	—	(32,202)
Acquisition of intangible assets/lease rights	—	(20)	(1,853)	—	(1,873)
Changes in restricted cash	(1,550)	—	(130)	—	(1,680)

Net cash used in investing activities	(1,845)	(11,813)	(22,097)	—	(35,755)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(45,497)	—	—	—	(45,497)
Payment of debt issuance costs	(10,453)	—	(91)	—	(10,544)
Intercompany activity, net	45,689	(43,581)	(2,108)	—	—

Net cash provided by (used in) financing activities	799	(43,581)	(2,199)	—	(44,981)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,309	1,738	—	5,047

Net increase (decrease) in cash and cash equivalents	(71,159)	8,904	(9,245)	—	(71,500)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	104,920	12,491	66,991	—	184,402
Restricted cash, at end of period	5,000	—	21,725	—	26,725

Cash and cash equivalents and restricted cash, at end of period	$109,920	$12,491	$88,716	$—	$211,127

Condensed Consolidating Statement of Cash Flows
Six Months Ended July 31, 2010
(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,645)	$44,462	$15,125	$(59,587)	$(20,645)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,352)	(235)	—	59,587	—
Depreciation and amortization	287	19,214	12,721	—	32,222
Impairment	—	6,030	—	—	6,030
Amortization of lease rights and other assets	—	25	1,585	—	1,610
Amortization of debt issuance costs	5,038	—	—	—	5,038
Payment of in kind interest expense	19,003	—	—	—	19,003
Net accretion of favorable (unfavorable) lease obligations	—	(1,023)	237	—	(786)
Loss on sale/retirement of property and equipment, net	—	366	—	—	366
Gain on early debt extinguishment	(10,736)	—	—	—	(10,736)
Stock compensation expense	1,924	—	617	—	2,541
(Increase) decrease in:
Inventories	—	(11,003)	(7,498)	—	(18,501)
Prepaid expenses	(561)	133	1,345	—	917
Other assets	1,220	5,110	(2,385)	—	3,945
Increase (decrease) in:
Trade accounts payable	374	5,867	3,833	—	10,074
Income taxes payable	—	(255)	(2,335)	—	(2,590)
Accrued interest payable	(5,612)	—	—	—	(5,612)
Accrued expenses and other liabilities	1,556	2,298	5,120	—	8,974
Deferred income taxes	—	(407)	55	—	(352)
Deferred rent expense	(107)	1,254	731	—	1,878

Net cash provided by (used in) operating activities	(67,611)	71,836	29,151	—	33,376

Cash flows from investing activities:
Acquisition of property and equipment, net	(740)	(7,394)	(11,422)	—	(19,556)
Acquisition of intangible assets/lease rights	—	(63)	(461)	—	(524)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(740)	9,308	(11,883)	—	(3,315)

Cash flows from financing activities:
Payments of Credit facility	(7,250)	—	—	—	(7,250)
Repurchases of Notes	(59,112)	—	—	—	(59,112)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	135,200	(77,080)	(58,120)	—	—

Net cash provided by (used in) financing activities	68,838	(77,845)	(58,120)	—	(67,127)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,428	(2,938)	—	(1,510)

Net increase (decrease) in cash and cash equivalents	487	4,727	(43,790)	—	(38,576)
Cash and cash equivalents, at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents, at end of period	109,625	(5,877)	56,384	—	160,132
Restricted cash, at end of period	—	—	—	—	—

Cash and cash equivalents and restricted cash, at end of period	$109,625	$(5,877)	$56,384	$—	$160,132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Business Overview
We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of July 30, 2011, we operated a total of 3,020 stores, of which 1,959 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 1,061 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our European division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.
As of July 30, 2011, we also franchised or licensed 387 stores in Japan, the Middle East, Turkey, Russia, Greece, Guatemala, Malta, Ukraine and South Africa. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Consolidated Results of Operations
A summary of our consolidated results of operations for the three and six months ended July 30, 2011 and July 31, 2010 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	July 30, 2011	July 31, 2010
Net sales	$358,547	$334,233
(Decrease) increase in same store sales	(1.4)%	8.9%
Gross profit percentage	51.1%	52.4%
Selling, general and administrative expenses as a percentage of net sales	36.3%	36.4%
Depreciation and amortization as a percentage of net sales	4.6%	4.7%
Operating income	$37,359	$33,616
Gain on early debt extinguishment	$233	$6,249
Impairment of equity investment	$—	$6,030
Net loss	$(10,143)	$(8,345)
Number of stores at the end of the period (1)	3,020	2,954

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

	Six Months	Six Months
	Ended	Ended
	July 30, 2011	July 31, 2010
Net sales	$704,993	$656,310
Increase in same store sales	0.8%	8.2%
Gross profit percentage	50.8%	51.6%
Selling, general and administrative expenses as a percentage of net sales	36.4%	36.5%
Depreciation and amortization as a percentage of net sales	4.7%	4.9%
Operating income	$63,016	$61,225
Gain on early debt extinguishment	$482	$10,736
Impairment of equity investment	$—	$6,030
Net loss	$(29,740)	$(20,645)
Number of stores at the end of the period (1)	3,020	2,954

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
Net sales
Net sales for the three months ended July 30, 2011 increased $24.3 million, or 7.3%, from the three months ended July 31, 2010. This increase was attributable to favorable foreign currency translation effect of our foreign locations’ sales, new stores sales and an increase in shipments to franchisees, partially offset by a decrease in same store sales and the effect of store closures. Net sales would have increased 1.7% excluding the impact from foreign currency rate changes.

Net sales for the six months ended July 30, 2011 increased $48.7 million, or 7.4%, from the six months ended July 31, 2010. This increase was attributable to favorable foreign currency translation effect of our foreign locations’ sales, new stores sales, increase in same store sales and an increase in shipments to franchisees, partially offset by the effect of store closures. Net sales would have increased 3.4% excluding the impact from foreign currency rate changes.
For the three months ended July 30, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.1%, partially offset by an increase in average transaction value of 4.0%.
For the six months ended July 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.7%, partially offset by a decrease in average number of transactions per store of 3.6%.
The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Accessories	50.8	51.8	52.1	51.9
Jewelry	49.2	48.2	47.9	48.1

	100.0	100.0	100.0	100.0

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
During the three months ended July 30, 2011, gross profit percentage decreased 130 basis points to 51.1% compared to 52.4% during the three months ended July 31, 2010. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin and a 60 basis point increase in occupancy costs, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and a reduction in inventory shrink benefit partially offset by lower freight expense.
During the six months ended July 30, 2011, gross profit percentage decreased 80 basis points to 50.8% compared to 51.6% during the six months ended July 31, 2010. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and a reduction in inventory shrink benefit.
Selling, general and administrative expenses
During the three months ended July 30, 2011, selling, general and administrative expenses increased $8.5 million, or 7.0%, compared to the three months ended July 31, 2010. As a percentage of net sales, selling, general and administrative expenses decreased 0.1% compared to the three months ended July 31, 2010. Excluding an unfavorable $6.4 million foreign currency translation effect, the net increase in selling, general and administrative expenses would have been $2.1 million, primarily for new store-related expenses.
During the six months ended July 30, 2011, selling, general and administrative expenses increased $17.2 million, or 7.2%, compared to the six months ended July 31, 2010. As a percentage of net sales, selling, general and administrative expenses decreased 0.1% compared to the six months ended July 31, 2010.

Excluding an unfavorable $9.1 million foreign currency translation effect, the net increase in selling, general and administrative expenses would have been $8.1 million, primarily for new store-related expenses.
Depreciation and amortization expense
During the three months ended July 30, 2011, depreciation and amortization expense increased $0.5 million to $16.4 million compared to $15.9 million for the three months ended July 31, 2010. The majority of this increase is due to the effect of asset additions during fiscal 2010 and the first half of fiscal 2011.
During the six months ended July 30, 2011, depreciation and amortization expense increased $1.2 million to $33.4 million compared to $32.2 million for the six months ended July 31, 2010. The majority of this increase is due to the effect of asset additions during fiscal 2010 and the first half of fiscal 2011.
Other expense (income), net
The following is a summary of other expense (income) activity for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Foreign currency exchange (gain) loss, net	$(584)	$2,510	$5,365	$3,295
Equity loss	—	1,413	—	2,529
Royalty income	(597)	(341)	(986)	(532)
Other income	—	—	(249)	(480)

	$(1,181)	$3,582	$4,130	$4,812

During the three months ended July 30, 2011, foreign currency exchange loss, net decreased primarily from a $(1.1) million net gain to remeasure the Euro Loan at the period end foreign exchange rate. Equity loss decreased due to the Company converting its equity ownership interest in a former joint venture into a licensing agreement.
During the six months ended July 30, 2011, foreign currency exchange loss, net increased primarily from a $2.2 million net charge to remeasure the Euro Loan at the period end foreign exchange rate. Equity loss decreased due to the Company converting its equity ownership interest in a former joint venture into a licensing agreement.
Gain on early debt extinguishment
The following is a summary of the Company’s debt repurchase activity for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended July 30, 2011			Six Months Ended July 30, 2011
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (Loss) (2)
Senior Notes	$3,000	$2,940	$12	$13,000	$12,870	$(86)
Senior Toggle Notes	18,986	18,543	221	33,140	32,627	568

	$21,986	$21,483	$233	$46,140	$45,497	$482

(1)	Net of deferred issuance cost write-offs of $48 for the Senior Notes and $222 for the Senior Toggle Notes.

(2)	Net of deferred issuance cost write-offs of $216 for the Senior Notes and $400 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended July 31, 2010			Six Months Ended July 31, 2010
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (2)
Senior Toggle Notes	$41,623	$36,328	$5,340	$47,623	$41,313	$6,427
Senior Subordinated Notes	7,000	5,935	909	22,625	17,799	4,309

	$48,623	$42,263	$6,249	$70,248	$59,112	$10,736

(1)	Net of deferred issuance cost write-offs of $673 for the Senior Toggle Notes and $156 for the Senior Subordinated Notes, and accrued interest write-off of $718 for the Senior Toggle Notes.

(2)	Net of deferred issuance cost write-offs of $777 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $894 for the Senior Toggle Notes.
Impairment Charge
During the six months ended July 30, 2010, we recorded a non-cash impairment charge of $6.0 million for our former investment in Claire’s Nippon. There were no other impairment charges recorded during the six months ended July 31, 2010. The joint venture’s continuing operating losses prompted us to perform a valuation of our investment in Claire’s Nippon.
Interest expense, net
During the three months ended July 30, 2011, net interest expense aggregated $44.3 million compared to $40.6 million for the three months ended July 31, 2010. The increase of $3.7 million is primarily due to interest on the $450.0 million Senior Secured Second Lien Notes and Euro Loan and an accelerated reduction of deferred financing costs, partially offset by lower outstanding balances under our Revolving Credit Facility and Senior Notes.
During the six months ended July 30, 2011, net interest expense aggregated $90.6 million compared to $83.3 million for the six months ended July 31, 2010. The increase of $7.3 million is primarily due to interest on the $450.0 million Senior Secured Second Lien Notes and Euro Loan and an accelerated reduction of deferred financing costs, partially offset by lower outstanding balances under our Revolving Credit Facility and Senior Notes.
Income taxes
The effective income tax rate for the three and six months ended July 30, 2011 was (50.4)% and (9.9)%, respectively, compared to (23.8)% and (18.6)% for the three and six months ended July 31, 2010. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and six months ended July 30, 2011 and July 31, 2010, respectively, by our U.S. operations.
Segment Operations
We are organized into two business segments — North America and Europe. The following is a discussion of results of operations by business segment.

North America
Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$217,057	$210,087	$441,245	$422,686
Increase in same store sales	2.0%	9.0%	3.4%	8.9%
Gross profit percentage	51.7%	52.0%	52.1%	51.8%
Number of stores at the end of the period (1)	1,959	1,984	1,959	1,984

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
During the three months ended July 30, 2011, net sales in North America increased $7.0 million, or 3.3%, from the three months ended July 31, 2010. This increase was attributable to an increase in same store sales, an increase in shipments to franchisees, new store sales and a favorable foreign currency translation effect of our Canadian operations’ sales, partially offset by the effect of store closures. Sales would have increased 2.7% excluding the impact from foreign currency rate changes.
During the six months ended July 30, 2011, net sales in North America increased $18.6 million, or 4.4%, from the six months ended July 31, 2010. This increase was attributable to an increase in same store sales, an increase in shipments to franchisees, new store sales and a favorable foreign currency translation effect of our Canadian operations’ sales, partially offset by the effect of store closures. Sales would have increased 3.9% excluding the impact from foreign currency rate changes.
For the three months ended July 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.2%, partially offset by a decrease in average number of transactions per store of 1.6%.
For the six months ended July 30, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.1%, partially offset by a decrease in average number of transactions per store of 1.2%.
During the three months ended July 30, 2011, gross profit percentage decreased 30 basis points to 51.7% compared to 52.0% during the three months ended July 31, 2010. The decrease in gross profit percentage consisted of an 80 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in occupancy costs and a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from a reduction in inventory shrink benefit and an increase in markdowns partially offset by lower freight expense. The improvement in occupancy rate is due to the leveraging effect of higher sales.
During the six months ended July 30, 2011, gross profit percentage increased 30 basis points to 52.1% compared to 51.8% during the six months ended July 31, 2010. The increase in gross profit percentage consisted of an 80 basis point decrease in occupancy costs, partially offset by a 50 basis point decrease in merchandise margin. The improvement in occupancy rate is due to the leveraging effect of higher sales. The decrease in merchandise margin resulted primarily from an increase in markdowns and a reduction in inventory shrink benefit partially offset by lower freight expense.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Accessories	45.6	46.4	46.2	46.9
Jewelry	54.4	53.6	53.8	53.1

	100.0	100.0	100.0	100.0

Europe
Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$141,490	$124,146	$263,748	$233,624
(Decrease) increase in same store sales	(6.5)%	8.7%	(3.5)%	7.0%
Gross profit percentage	50.2%	53.0%	48.7%	51.1%
Number of stores at the end of the period (1)	1,061	970	1,061	970

(1)	Number of stores excludes stores operated under franchise and licensing agreements.
During the three months ended July 30, 2011, net sales in Europe increased $17.3 million, or 14.0%, from the three months ended July 31, 2010. This increase was attributable to favorable foreign currency translation of our European operations’ sales and new store sales, partially offset by a decrease in same store sales and the effect of store closures. Sales would have increased 0.2% excluding the impact from foreign currency rate changes.
During the six months ended July 30, 2011, net sales in Europe increased $30.1 million, or 12.9%, from the six months ended July 31, 2010. This increase was attributable to favorable foreign currency translation of our European operations’ sales and new store sales, partially offset by a decrease in same store sales and the effect of store closures. Sales would have increased 2.7% excluding the impact from foreign currency rate changes.
For the three months ended July 30, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 11.0%, partially offset by an increase in average transaction value of 3.5%.
For the six months ended July 30, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 8.2%, partially offset by an increase in average transaction value of 4.0%.
During the three months ended July 30, 2011, gross profit percentage decreased 280 basis points to 50.2% compared to 53.0% during the three months ended July 31, 2010. The decrease in gross profit percentage consisted of a 210 basis point increase in occupancy costs and a 100 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from a higher mix of clearance merchandise, markdowns and freight expense.
During the six months ended July 30, 2011, gross profit percentage decreased 240 basis points to 48.7% compared to 51.1% during the six months ended July 31, 2010. The decrease in gross profit percentage consisted of a 140 basis point decrease in merchandise margin and a 120 basis point increase in occupancy costs, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from a higher mix of clearance merchandise, markdowns and freight expense.
The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Accessories	58.6	60.7	61.7	61.0
Jewelry	41.4	39.3	38.3	39.0

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources
A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended July 30, 2011 and July 31, 2010 is outlined in the table below (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 30, 2011	July 31, 2010
Operating activities	$4,189	$33,376
Investing activities	(35,755)	(3,315)
Financing activities	(44,981)	(67,127)
Cash flows from operating activities
Cash provided by operating activities decreased $29.2 million for the six months ended July 30, 2011 compared to the prior year period. The decrease was due to an unfavorable net change in working capital items primarily resulting from a decrease of $28.2 million in accrued expenses and other liabilities.
Cash flows from investing activities
Cash used in investing activities was $35.8 million for the six months ended July 30, 2011 and primarily consisted of capital expenditures for new store openings, the remodeling of existing stores, improvements to technology systems, acquisition of lease rights and, to a lesser extent, an increase in restricted cash. Cash used in investing activities was $3.3 million for the six months ended July 31, 2010 and primarily consisted of proceeds received from our sale-leaseback transaction partially offset by capital expenditures for the remodeling of existing stores, new store openings, improvements to technology systems and acquisition of lease rights. During the remainder of Fiscal 2011, we expect to fund between $43.0 million and $48.0 million of capital expenditures.
Cash flows from financing activities
Cash used in financing activities was $45.0 million for the six months ended July 30, 2011 which consisted of note repurchases of $45.5 million to retire $13.0 million of Senior Notes and $33.1 million of Senior Toggle Notes. Cash used in financing activities was $67.1 million for the six months ended July 31, 2010 which consisted primarily of note repurchases of $59.1 million to retire $47.6 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes and scheduled principal payments of $7.3 million on our Credit Facility.
As discussed in our Annual Report on Form 10-K for the year ended January 29, 2011, we elected to pay interest in kind on our Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of July 30, 2011 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Unaudited

Condensed Consolidated Balance Sheets. Effective June 2, 2011, the Company began paying interest in cash.
We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.
Cash Position
As of July 30, 2011, we had cash and cash equivalents and restricted cash of $211.1 million and substantially all of the cash equivalents consisted of money market funds invested in U.S. Treasury Securities.
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
Short-term Debt
On January 24, 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of July 30, 2011, there was €42.4 million, or the equivalent of $61.0 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.
The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.1 million, or the equivalent of $21.7 million at July 30, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.
Senior Secured Second Lien Notes
On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary guarantors’ obligations under the Credit Facility. As noted above, we used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.4 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Credit Facility
As mentioned above, we reduced the entire amount outstanding under our Revolver (without terminating the commitment) and indebtedness under our senior secured term loan. We can borrow up to $200.0 million under our Revolver that matures on May 29, 2013. At July 30, 2011, we had $4.8 million of letters of credit outstanding against the Revolver and had available $195.2 million to fund operations under our Revolver, if needed. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.
European Credit Facilities
Our non-U.S. subsidiaries have bank credit facilities totaling $3.0 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At July 30, 2011, the entire amount of $3.0 million was available for borrowing by us, subject to a reduction of $2.9 million for outstanding bank guarantees.
Covenants
Our Senior Notes, Senior Toggle Notes, Senior Subordinated Notes and Senior Secured Second Lien Notes (collectively, the “Notes”), Credit Facility and Euro Loan contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:
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
None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of July 30, 2011, we were in compliance with the covenants under our Credit Facility, Notes and Euro Loan.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2010 Annual Report on Form 10-K, filed on April 21, 2011, in the Notes to Consolidated Financial Statements, Note 2, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Cash and Cash Equivalents
We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of July 30, 2011, all cash equivalents, excluding restricted cash, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.
Interest Rates
On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At July 30, 2011, the estimated fair value of the Swap was a liability of approximately $2.5 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.
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
At July 30, 2011, we had fixed rate debt of $1,288.6 million and variable rate debt of $1,215.4 million. Based on our variable rate debt balance (less $200.0 million for the interest rate swap) as of July 30, 2011, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $10.2 million, net.
Foreign Currency
We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At July 30, 2011, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $14.7 million and $(7.8) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the six months ended July 30, 2011 and July 31, 2010, respectively.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting have been made during the quarter ended July 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.
September 2, 2011	By:	/s/ Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer
(principal executive officer)

September 2, 2011	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document