Form 10-Q
period 2011-10-29
CLAIRES STORES INC
filed 2011-12-02
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files )     Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of December 1, 2011, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of October 29, 2011 and January 29, 2011	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended October 29, 2011 and October 30, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2011 and October 30, 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 6. Exhibits	36

SIGNATURE PAGE	37

Ex-10.1 Contract of Employment with Beatrice Lafon
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	0000000	0000000
	October 29, 2011	January 29, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $26,153 and $23,864, respectively	$155,870	$279,766
Inventories	186,835	136,148
Prepaid expenses	34,757	21,449
Other current assets	27,655	24,658

Total current assets	405,117	462,021

Property and equipment:
Furniture, fixtures and equipment	207,269	186,514
Leasehold improvements	278,585	248,030

	485,854	434,544
Less accumulated depreciation and amortization	(276,788)	(233,511)

	209,066	201,033

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(1,580)	(903)

	16,475	17,152

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $47,462 and $38,747, respectively	554,541	557,466
Deferred financing costs, net of accumulated amortization of $53,778 and $41,659, respectively	35,067	36,434
Other assets	46,443	42,287

	2,186,107	2,186,243

Total assets	$2,816,765	$2,866,449

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt	$59,997	$76,154
Trade accounts payable	75,959	54,355
Income taxes payable	7,428	11,744
Accrued interest payable	41,697	16,783
Accrued expenses and other current liabilities	88,727	107,115

Total current liabilities	273,808	266,151

Long-term debt	2,395,079	2,236,842
Revolving credit facility	—	194,000
Obligation under capital lease	17,290	17,290
Deferred tax liability	120,706	121,776
Deferred rent expense	28,060	26,637
Unfavorable lease obligations and other long-term liabilities	26,434	30,268

	2,587,569	2,626,813

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares;issued and outstanding 100 shares	—	—
Additional paid-in capital	623,858	621,099
Accumulated other comprehensive income, net of tax	8,402	1,416
Accumulated deficit	(676,872)	(649,030)

	(44,612)	(26,515)

Total liabilities and stockholder’s deficit	$2,816,765	$2,866,449

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Net sales	$356,000	$348,175	$1,060,993	$1,004,485
Cost of sales, occupancy and buying expenses	172,505	167,573	519,246	485,544

Gross profit	183,495	180,602	541,747	518,941

Other expenses:
Selling, general and administrative	123,378	122,269	380,309	362,035
Depreciation and amortization	17,129	16,106	50,535	48,328
Severance and transaction-related costs	180	121	949	435
Other (income) expense, net	(1,840)	610	2,290	5,422

	138,847	139,106	434,083	416,220

Operating income	44,648	41,496	107,664	102,721
Gain on early debt extinguishment	3,986	2,652	4,468	13,388
Impairment of equity investment	—	—	—	6,030
Interest expense, net	43,543	37,132	134,113	120,468

Income (loss) before income tax expense	5,091	7,016	(21,981)	(10,389)
Income tax expense	3,193	3,369	5,861	6,609

Net income (loss)	$1,898	$3,647	$(27,842)	$(16,998)

Net income (loss)	$1,898	$3,647	$(27,842)	$(16,998)
Foreign currency translation and interest rate swap adjustments, net of tax	(6,319)	9,747	6,986	9,738
Reclassification of foreign currency translation adjustments into net loss	—	—	—	(9,572)

Comprehensive income (loss)	$(4,421)	$13,394	$(20,856)	$(16,832)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Cash flows from operating activities:
Net loss	$(27,842)	$(16,998)
Adjustments to reconcile net loss to net cash (used in)provided by operating activities:
Depreciation and amortization	50,535	48,328
Impairment	—	6,030
Amortization of lease rights and other assets	2,424	2,246
Amortization of debt issuance costs	11,155	7,507
Payment of in kind interest expense	11,831	27,837
Foreign currency exchange net loss on Euro Loan	1,485	—
Net unfavorable accretion of lease obligations	(522)	(1,236)
Loss on sale/retirement of property and equipment, net	53	632
Gain on early debt extinguishment	(4,468)	(13,388)
Stock compensation expense	2,759	3,589
(Increase) decrease in:
Inventories	(48,997)	(48,463)
Prepaid expenses	(12,534)	1,698
Other assets	(7,776)	(3,251)
Increase (decrease) in:
Trade accounts payable	21,193	16,505
Income taxes payable	(4,808)	313
Accrued interest payable	24,880	12,389
Accrued expenses and other liabilities	(20,948)	12,877
Deferred income taxes	(1,377)	512
Deferred rent expense	1,164	2,957

Net cash (used in) provided by operating activities	(1,793)	60,084

Cash flows from investing activities:
Acquisition of property and equipment, net	(51,382)	(29,803)
Acquisition of intangible assets/lease rights	(2,411)	(919)
Proceeds from sale of property	—	16,765
Changes in restricted cash	(1,480)	—

Net cash used in investing activities	(55,273)	(13,957)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	(10,875)
Proceeds from Note	450,000	—
Repurchases of Notes	(71,674)	(79,865)
Payment of debt issuance costs	(10,751)	—
Principal payments of capital leases	—	(765)

Net cash used in financing activities	(71,365)	(91,505)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,246	725

Net decrease in cash and cash equivalents	(126,185)	(44,653)
Cash and cash equivalents, at beginning of period	255,902	198,708

Cash and cash equivalents, at end of period	129,717	154,055
Restricted cash, at end of period	26,153	—

Cash and cash equivalents and restricted cash, at end of period	$155,870	$154,055

Supplemental disclosure of cash flow information:

Income taxes paid	$12,304	$5,095
Interest paid	86,303	72,997
Non-cash investing and financing activities:
Property acquired under capital lease	—	18,055

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

2. Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and early adoption is permitted. The Company does not expect adoption of ASU 2011-08 will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at October 29, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
	Carrying Value	(Liabilities) (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Interest rate swap	$(2,374)	$—	$(2,374)	$—

Fair Value Measurements at January 29, 2011 Using
Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Other Observable	Unobservable
	Carrying Value	(Liabilities) (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Interest rate swap	$(1,165)	$—	$(1,165)	$—

The fair value of the Company’s interest rate swaps represent the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The interest rate swap entered into on July 28, 2010 is collateralized by cash and thus the Company does not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's non-financial assets, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $1.98 billion at October 29, 2011, compared to a carrying value of $2.40 billion at that date. The estimated fair value of the Company’s long-term debt, including the current portion, and the revolving credit facility was approximately $2.36 billion at January 29, 2011, compared to a carrying value of $2.45 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments.

4. Debt

Debt as of October 29, 2011 and January 29, 2011 included the following components (in thousands):

	October 29, 2011	January 29, 2011
Short-term debt and current portion of long-term debt:
Note payable to bank due January 2012	$59,997	$57,703
Current portion of long-term debt	—	18,451

Total short-term debt and current portion of long-term debt	$59,997	$76,154

Long-term debt:
Senior secured term loan facility due 2014	$1,154,310	$1,399,250
Senior notes due 2015	220,270	236,000
Senior toggle notes due 2015	310,887	360,431
Senior subordinated notes due 2017	259,612	259,612
Senior secured second lien notes due 2019	450,000	—

	2,395,079	2,255,293
Less: current portion of long-term debt	—	(18,451)

Long-term debt	$2,395,079	$2,236,842

Senior secured revolving credit facility due 2013	$—	$194,000

Obligations under capital leases	$17,290	$17,290

See Note 3 for related fair value disclosure on debt.

Short-term Debt

In January 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of October 29, 2011, there was €42.4 million, or the equivalent of $60.0 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.

The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.1 million, or the equivalent of $21.4 million at October 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.

Senior Secured Second Lien Notes

On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.7 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended October 29, 2011			Nine Months Ended October 29, 2011
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (2)
Senior Notes	$2,730	$2,343	$346	$15,730	$15,213	$260
Senior Toggle Notes	27,780	23,834	3,640	60,920	56,461	4,208

	$30,510	$26,177	$3,986	$76,650	$71,674	$4,468

(1)  Net of deferred issuance cost write-offs of $41 for the Senior Notes and $306 for the Senior Toggle Notes.

(2)  Net of deferred issuance cost write-offs of $257 for the Senior Notes and $706 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended October 30, 2010			Nine Months Ended October 30, 2010
	Principal	Repurchases	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)	Amount	Price	Gain (2)
Senior Notes	$14,000	$12,268	$1,467	$14,000	$12,268	$1,467
Senior Toggle Notes	9,550	8,486	1,185	57,173	49,798	7,612
Senior Subordinated Notes	—	—	—	22,625	17,799	4,309

	$23,550	$20,754	$2,652	$93,798	$79,865	$13,388

(1)  Net of deferred issuance cost write-offs of $265 for the Senior Notes and $144 for the Senior Toggle Notes, and accrued interest write-off of $265 for the Senior Toggle Notes.

(2)  Net of deferred issuance cost write-offs of $265 for the Senior Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

The Company elected to pay interest in kind on its Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of October 29, 2011 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Unaudited Condensed Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of October 29, 2011, we were in compliance with the covenants under our Credit Facility, Notes and Euro Loan.

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of "Accumulated other comprehensive income (loss), net of tax" in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three and nine months ended October 29, 2011 and October 30, 2010, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On July 28, 2010, the Company entered into an interest rate swap agreement (the "Swap") to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at October 29, 2011, on a notional amount of $200.0 million of the senior secured term loan.

The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $4.8 million at October 29, 2011. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of October 29, 2011, the three year LIBOR rate was 0.52% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.4 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral.

At October 29, 2011 and January 29, 2011, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $2.4 million and $1.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. These amounts were also recorded, net of tax of approximately $5.7 million and $5.7 million, respectively, as a component in “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 – Fair Value Measurements for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended			Three months ended
	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
Interest rate swaps	$ 167	$ (2,086)	Interest expense, net	$ (491)	$ (378)

(1) Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended			Nine months ended
	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
Interest rate swaps	$ (1,209)	$ 5,663	Interest expense, net	$ (1,437)	$ (9,157)

(1) Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.6 million to interest expense.

6. Commitments and Contingencies

The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding heavy metal and chemical content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation, and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended October 29, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 29, 2011	6,860,014	$10.00
Options granted	870,675	$10.00
Options exercised	—
Options forfeited	(169,405)	$10.00
Options expired	(49,501)	$10.00

Outstanding at October 29, 2011	7,511,783	$10.00	3.9

Options vested and expected to vest at October 29, 2011	7,237,998	$10.00	3.9

Exercisable at October 29, 2011	2,694,322	$10.00	3.1

The weighted average grant date fair value of options granted during the nine months ended October 29, 2011 and October 30, 2010 was $2.90 and $3.97, respectively.

During the three and nine months ended October 29, 2011 and October 30, 2010, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $0.6 million, $2.8 million, $1.1 million and $3.6 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Incentive Plan Modifications

On May 20, 2011, the Compensation Committee of the Company approved amendments to the Company’s Stock Incentive Plan (the “Incentive Plan”), the form of option grant letter and certain outstanding options (the “Outstanding Options”) held by various employees (collectively, the “Plan Amendments”).

The Plan Amendments (which apply to Outstanding Options and, unless otherwise specified at the time of grant, any future option grants under the Amended Incentive Plan, and, where applicable, any shares held by employees) generally provide for the following:

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

The modifications to the Company’s Incentive Plan resulted in $2.2 million in total incremental compensation cost, of which $0.5 million was recognized in the nine months ended October 29, 2011.

The remaining unrecognized compensation cost will be amortized over the remaining vesting period. The plan modification affected approximately 155 employees.

Buy-One-Get-One (“BOGO”) Option Offer

On May 20, 2011, the Compensation Committee of the Company also approved an offer pursuant to the amended Incentive Plan to certain employees to purchase a specified number of shares of the common stock of the parent of the Company at a price per share of $10.00 (the “Offer”). For each share purchased, the employee received an option to purchase an additional share at $10.00 (a “BOGO Option”). The Offer was made available to employees who had not previously accepted similar offers from the parent of the Company. The Company granted 179,000 BOGO Options and recognized stock-based compensation expense of approximately $0.2 million in the nine months ended October 29, 2011 related to these options.

8. Income Taxes

The effective income tax rate was 62.7% and (26.7)% for the three and nine months ended October 29, 2011. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 29, 2011 by the Company’s U.S. operations.

The effective income tax rate was 48.0% and (63.6)% for the three and nine months ended October 30, 2010. This effective income tax rate differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 30, 2010 by the Company’s U.S. operations.

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

9. Related Party Transactions

The Company paid store planning and retail design fees to a Company owned by a family member of one of the Company’s executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended October 29, 2011 and October 30, 2010, the Company paid fees of approximately $0.2 million and $0.3 million, respectively. For the nine months ended October 29, 2011 and October 30, 2010, the Company paid fees of approximately $1.1 million and $0.9 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

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

Net sales and operating income for the three and nine months ended October 29, 2011 and October 30, 2010 are as follows (in thousands):

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Net sales:
North America	$221,825	$220,672	$663,070	$643,358
Europe	134,175	127,503	397,923	361,127

Total net sales	356,000	348,175	1,060,993	1,004,485

Depreciation and amortization:
North America	10,709	10,344	31,235	31,253
Europe	6,420	5,762	19,300	17,075

Total depreciation and amortization	17,129	16,106	50,535	48,328

Operating income for reportable segments:
North America	32,803	28,449	87,371	72,220
Europe	12,025	13,168	21,242	30,936

Total operating income for reportable segments	44,828	41,617	108,613	103,156
Severance and transaction-related costs	180	121	949	435

Net consolidated operating income	44,648	41,496	107,664	102,721
Gain on early debt extinguishment	3,986	2,652	4,468	13,388
Impairment of equity investment	—	—	—	6,030
Interest expense, net	43,543	37,132	134,113	120,468

Net consolidated income (loss) before income tax expense	$5,091	$7,016	$(21,981)	$(10,389)

Excluded from operating income for the North American segment are severance and transaction-related costs of approximately $0 million and $0 for the three months ended October 29, 2011 and October 30, 2010, respectively, and $0.3 million and $0.3 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Excluded from operating income for the European segment are severance and transaction-related costs of approximately $0.2 million and $0.1 million for the three months ended October 29, 2011 and October 30, 2010, respectively, and $0.6 million and $0.1 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

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

Condensed Consolidating Balance Sheet

October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$71,443	$2,496	$81,931	$—	$155,870
Inventories	—	112,107	74,728	—	186,835
Prepaid expenses	1,020	15,279	18,458	—	34,757
Other current assets	—	19,130	8,525	—	27,655

Total current assets	72,463	149,012	183,642	—	405,117

Property and equipment:
Furniture, fixtures and equipment	3,595	128,275	75,399	—	207,269
Leasehold improvements	1,071	149,800	127,714	—	278,585

	4,666	278,075	203,113	—	485,854
Less accumulated depreciation and amortization	(2,735)	(172,175)	(101,878)	—	(276,788)

	1,931	105,900	101,235	—	209,066

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,580)	—	—	(1,580)

	—	16,475	—	—	16,475

Intercompany receivables	—	422,055	—	(422,055)	—
Investment in subsidiaries	2,356,715	(62,461)	—	(2,294,254)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	6,919	261,622	—	554,541
Deferred financing costs, net	34,968	—	99	—	35,067
Other assets	130	3,809	42,504	—	46,443

	2,677,813	1,605,973	618,630	(2,716,309)	2,186,107

Total assets	$2,752,207	$1,877,360	$903,507	$(2,716,309)	$2,816,765

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$59,997	$—	$59,997
Trade accounts payable	1,804	32,429	41,726	—	75,959
Income taxes payable	—	(455)	7,883	—	7,428
Accrued interest payable	41,633	—	64	—	41,697
Accrued expenses and other current liabilities	12,157	35,516	41,054	—	88,727

Total current liabilities	55,594	67,490	150,724	—	273,808

Intercompany payables	346,146	—	75,909	(422,055)	—
Long-term debt	2,395,079	—	—	—	2,395,079
Revolving credit facility	—	—	—	—	—
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,193	14,513	—	120,706
Deferred rent expense	—	17,596	10,464	—	28,060
Unfavorable lease obligations and other long-term liabilities	—	25,487	947	—	26,434

	2,741,225	166,566	101,833	(422,055)	2,587,569

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	623,858	1,435,909	815,866	(2,251,775)	623,858
Accumulated other comprehensive income (loss), net of tax	8,402	3,740	701	(4,441)	8,402
Retained earnings (accumulated deficit)	(676,872)	203,288	(165,619)	(37,669)	(676,872)

	(44,612)	1,643,304	650,950	(2,294,254)	(44,612)

Total liabilities and stockholder’s equity (deficit)	$2,752,207	$1,877,360	$903,507	$(2,716,309)	$2,816,765

(1)	Cash and cash equivalents includes restricted cash of $4,800 for “Issuer” and $21,353 for “Non-Guarantors”

Condensed Consolidating Balance Sheet

January 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$179,529	$3,587	$96,650	$—	$279,766
Inventories	—	84,868	51,280	—	136,148
Prepaid expenses	851	1,680	18,918	—	21,449
Other current assets	—	16,547	8,111	—	24,658

Total current assets	180,380	106,682	174,959	—	462,021

Property and equipment:
Furniture, fixtures and equipment	3,276	119,228	64,010	—	186,514
Leasehold improvements	1,052	143,072	103,906	—	248,030

	4,328	262,300	167,916	—	434,544
Less accumulated depreciation and amortization	(2,205)	(147,857)	(83,449)	—	(233,511)

	2,123	114,443	84,467	—	201,033

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(903)	—	—	(903)

	—	17,152	—	—	17,152

Intercompany receivables	—	366,929	—	(366,929)	—
Investment in subsidiaries	2,303,333	(63,535)	—	(2,239,798)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	9,294	262,172	—	557,466
Deferred financing costs, net	35,973	—	461	—	36,434
Other assets	130	3,842	38,315	—	42,287

	2,625,436	1,552,181	615,353	(2,606,727)	2,186,243

Total assets	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current portion of long-term debt	$18,451	$—	$57,703	$—	$76,154
Trade accounts payable	1,199	24,545	28,611	—	54,355
Income taxes payable	—	644	11,100	—	11,744
Accrued interest payable	16,696	—	87	—	16,783
Accrued expenses and other current liabilities	20,630	37,910	48,575	—	107,115

Total current liabilities	56,976	63,099	146,076	—	266,151

Intercompany payables	346,636	—	20,293	(366,929)	—
Long-term debt	2,236,842	—	—	—	2,236,842
Revolving credit facility	194,000	—	—	—	194,000
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,797	14,979	—	121,776
Deferred rent expense	—	17,230	9,407	—	26,637
Unfavorable lease obligations and other long-term liabilities	—	28,889	1,379	—	30,268

	2,777,478	170,206	46,058	(366,929)	2,626,813

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	621,099	1,435,909	815,866	(2,251,775)	621,099
Accumulated other comprehensive income (loss), net of tax	1,416	3,663	(7,080)	3,417	1,416
Retained earnings (accumulated deficit)	(649,030)	117,214	(126,143)	8,929	(649,030)

	(26,515)	1,557,153	682,645	(2,239,798)	(26,515)

Total liabilities and stockholder’s equity (deficit)	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

(1)	Cash and cash equivalents includes restricted cash of $3,450 for “Issuer” and $20,414 for “Non-Guarantors”

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$204,222	$151,778	$—	$356,000
Cost of sales, occupancy and buying expenses	1,647	98,605	72,253	—	172,505

Gross profit	(1,647)	105,617	79,525	—	183,495

Other expenses:
Selling, general and administrative	6,398	61,646	55,334	—	123,378
Depreciation and amortization	184	9,831	7,114	—	17,129
Severance and transaction-related costs	1	—	179	—	180
Other (income) expense	(2,752)	(356)	1,268	—	(1,840)

	3,831	71,121	63,895	—	138,847

Operating income (loss)	(5,478)	34,496	15,630	—	44,648
Gain on early debt extinguishment	3,986	—	—	—	3,986
Interest expense, net	41,508	539	1,496	—	43,543

Income (loss) before income taxes	(43,000)	33,957	14,134	—	5,091
Income tax expense	—	752	2,441	—	3,193

Income (loss) from continuing operations	(43,000)	33,205	11,693	—	1,898
Equity in earnings of subsidiaries	44,898	1,637	—	(46,535)	—

Net income (loss)	1,898	34,842	11,693	(46,535)	1,898
Foreign currency translation and interest rate swap adjustments, net of tax	(6,319)	(1,192)	(3,996)	5,188	(6,319)

Comprehensive income (loss)	$(4,421)	$33,650	$7,697	$(41,347)	$(4,421)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended October 30, 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$203,938	$144,237	$—	$348,175
Cost of sales, occupancy and buying expenses	1,088	99,481	67,004	—	167,573

Gross profit	(1,088)	104,457	77,233	—	180,602

Other expenses (income):
Selling, general and administrative	8,161	62,610	51,498	—	122,269
Depreciation and amortization	162	9,485	6,459	—	16,106
Severance and transaction-related costs	41	—	80	—	121
Other (income) expense	(5,681)	4,944	1,347	—	610

	2,683	77,039	59,384	—	139,106

Operating income (loss)	(3,771)	27,418	17,849	—	41,496
Gain on early debt extinguishment	2,652	—	—	—	2,652
Interest expense, net	36,667	473	(8)	—	37,132

Income (loss) before income taxes	(37,786)	26,945	17,857	—	7,016
Income tax expense	—	822	2,547	—	3,369

Income (loss) from continuing operations	(37,786)	26,123	15,310	—	3,647
Equity in earnings of subsidiaries	41,433	1,365	—	(42,798)	—

Net income (loss)	3,647	27,488	15,310	(42,798)	3,647
Foreign currency translation and interest rate swap adjustments, net of tax	9,747	83	11,465	(11,548)	9,747

Comprehensive income (loss)	$13,394	$27,571	$26,775	$(54,346)	$13,394

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine Months Ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$613,791	$447,202	$—	$1,060,993
Cost of sales, occupancy and buying expenses	4,588	294,544	220,114	—	519,246

Gross profit	(4,588)	319,247	227,088	—	541,747

Other expenses:
Selling, general and administrative	22,308	189,700	168,301	—	380,309
Depreciation and amortization	549	28,586	21,400	—	50,535
Severance and transaction-related costs	298	—	651	—	949
Other (income) expense	(9,737)	1,503	10,524	—	2,290

	13,418	219,789	200,876	—	434,083

Operating income (loss)	(18,006)	99,458	26,212	—	107,664
Gain on early debt extinguishment	4,468	—	—	—	4,468
Interest expense, net	128,021	1,611	4,481	—	134,113

Income (loss) before income taxes	(141,559)	97,847	21,731	—	(21,981)
Income tax expense	—	398	5,463	—	5,861

Income (loss) from continuing operations	(141,559)	97,449	16,268	—	(27,842)
Equity in earnings of subsidiaries	113,717	1,412	—	(115,129)	—

Net income (loss)	(27,842)	98,861	16,268	(115,129)	(27,842)
Foreign currency translation and interest rate swap adjustments, net of tax	6,986	76	7,780	(7,856)	6,986

Comprehensive income (loss)	$(20,856)	$98,937	$24,048	$(122,985)	$(20,856)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine Months Ended October 30, 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$597,362	$407,123	$—	$1,004,485
Cost of sales, occupancy and buying expenses	3,745	289,415	192,384	—	485,544

Gross profit	(3,745)	307,947	214,739	—	518,941

Other expenses:
Selling, general and administrative	25,065	188,480	148,490	—	362,035
Depreciation and amortization	449	28,699	19,180	—	48,328
Severance and transaction-related costs	355	—	80	—	435
Other (income) expense	(18,296)	13,227	10,491	—	5,422

	7,573	230,406	178,241	—	416,220

Operating income (loss)	(11,318)	77,541	36,498	—	102,721
Gain on early debt extinguishment	13,388	—	—	—	13,388
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	119,830	655	(17)	—	120,468

Income (loss) before income taxes	(117,760)	70,856	36,515	—	(10,389)
Income tax expense	23	506	6,080	—	6,609

Income (loss) from continuing operations	(117,783)	70,350	30,435	—	(16,998)
Equity in earnings of subsidiaries	100,785	1,600	—	(102,385)	—

Net income (loss)	(16,998)	71,950	30,435	(102,385)	(16,998)
Foreign currency translation and interest rate swap adjustments, net of tax	9,738	994	1,570	(2,564)	9,738
Reclassification of foreign currency translation adjustment into net income (loss)	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income (loss)	$(16,832)	$63,372	$32,005	$(95,377)	$(16,832)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,842)	$98,861	$16,268	$(115,129)	$(27,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(113,717)	(1,412)	—	115,129	—
Depreciation and amortization	549	28,586	21,400	—	50,535
Amortization of lease rights and other assets	—	—	2,424	—	2,424
Amortization of debt issuance costs	10,702	—	453	—	11,155
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net loss on Euro Loan	—	—	1,485	—	1,485
Net accretion of favorable (unfavorable) lease obligations	—	(928)	406	—	(522)
Loss on sale/retirement of property and equipment, net	—	42	11	—	53
Gain on early debt extinguishment	(4,468)	—	—	—	(4,468)
Stock compensation expense	2,333	—	426	—	2,759
(Increase) decrease in:
Inventories	—	(27,238)	(21,759)	—	(48,997)
Prepaid expenses	(169)	(13,598)	1,233	—	(12,534)
Other assets	—	(3,164)	(4,612)	—	(7,776)
Increase (decrease) in:
Trade accounts payable	605	7,305	13,283	—	21,193
Income taxes payable	—	(1,098)	(3,710)	—	(4,808)
Accrued interest payable	24,937	—	(57)	—	24,880
Accrued expenses and other liabilities	(9,681)	(2,393)	(8,874)	—	(20,948)
Deferred income taxes	—	(338)	(1,039)	—	(1,377)
Deferred rent expense	—	366	798	—	1,164

Net cash provided by (used in) operating activities	(104,920)	84,991	18,136	—	(1,793)

Cash flows from investing activities:
Acquisition of property and equipment, net	(357)	(18,751)	(32,274)	—	(51,382)
Acquisition of intangible assets/lease rights	—	(35)	(2,376)	—	(2,411)
Changes in restricted cash	(1,350)	—	(130)	—	(1,480)

Net cash used in investing activities	(1,707)	(18,786)	(34,780)	—	(55,273)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(71,674)	—	—	—	(71,674)
Payment of debt issuance costs	(10,661)	—	(90)	—	(10,751)
Intercompany activity, net	68,466	(67,905)	(561)	—	—

Net cash used in financing activities	(2,809)	(67,905)	(651)	—	(71,365)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	609	1,637	—	2,246

Net decrease in cash and cash equivalents	(109,436)	(1,091)	(15,658)	—	(126,185)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	66,643	2,496	60,578	—	129,717
Restricted cash, at end of period	4,800	—	21,353	—	26,153

Cash and cash equivalents and restricted cash, at end of period	$71,443	$2,496	$81,931	$—	$155,870

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 30, 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,998)	$71,950	$30,435	$(102,385)	$(16,998)
Adjustments to reconcile net income (loss) to netcash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(100,785)	(1,600)	—	102,385	—
Depreciation and amortization	449	28,699	19,180	—	48,328
Impairment	—	6,030	—	—	6,030
Amortization of lease rights and other assets	—	29	2,217	—	2,246
Amortization of debt issuance costs	7,507	—	—	—	7,507
Payment of in kind interest expense	27,837	—	—	—	27,837
Net accretion of favorable (unfavorable) lease obligations	—	(1,624)	388	—	(1,236)
Loss on sale/retirement of property and equipment, net	—	632	—	—	632
Gain on early debt extinguishment	(13,388)	—	—	—	(13,388)
Stock compensation expense	2,757	—	832	—	3,589
(Increase) decrease in:
Inventories	—	(29,428)	(19,035)	—	(48,463)
Prepaid expenses	(1,026)	(803)	3,527	—	1,698
Other assets	1,216	1,299	(5,766)	—	(3,251)
Increase (decrease) in:
Trade accounts payable	653	9,072	6,780	—	16,505
Income taxes payable	—	1,346	(1,033)	—	313
Accrued interest payable	12,389	—	—	—	12,389
Accrued expenses and other liabilities	3,625	1,334	7,918	—	12,877
Deferred income taxes	—	424	88	—	512
Deferred rent expense	(107)	1,770	1,294	—	2,957

Net cash provided by (used in) operating activities	(75,871)	89,130	46,825	—	60,084

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,104)	(10,386)	(18,313)	—	(29,803)
Acquisition of intangible assets/lease rights	—	(89)	(830)	—	(919)
Proceeds from sale of property	—	16,765	—	—	16,765

Net cash provided by (used in) investing activities	(1,104)	6,290	(19,143)	—	(13,957)

Cash flows from financing activities:
Payments of Credit facility	(10,875)	—	—	—	(10,875)
Repurchases of Notes	(79,865)	—	—	—	(79,865)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	154,553	(94,473)	(60,080)	—	—

Net cash provided by (used in) financing activities	63,813	(95,238)	(60,080)	—	(91,505)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,807	(1,082)	—	725

Net increase (decrease) in cash and cash equivalents	(13,162)	1,989	(33,480)	—	(44,653)
Cash and cash equivalents, at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents, at end of period	95,976	(8,615)	66,694	—	154,055
Restricted cash, at end of period	—	—	—	—	—

Cash and cash equivalents and restricted cash, at end of period	$95,976	$(8,615)	$66,694	$—	$154,055

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

Business Overview

We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North American division and our European division. As of October 29, 2011, we operated a total of 3,047 stores, of which 1,959 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North American division) and 1,088 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our European division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.

As of October 29, 2011, we also franchised or licensed 381 stores in Japan, the Middle East, Turkey, Russia, Greece, Guatemala, Malta, Ukraine and Mexico. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We believe that we are the leading accessories and jewelry destination for our target customers, which is embodied in our mission statement – to be a fashion authority and fun destination offering a compelling, focused assortment of value-priced accessories, jewelry and other emerging fashion categories targeted to the lifestyles of kids, tweens, teens and young women. In addition to age segmentation, we use multiple lifestyle aesthetics to further differentiate our merchandise assortments for our Young and Younger target customer groups.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three and nine months ended October 29, 2011 and October 30, 2010 are as follows (dollars in thousands):

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010
Net sales	$356,000	$348,175
(Decrease) increase in same store sales	(2.2)%	7.5%
Gross profit percentage	51.5%	51.9%
Selling, general and administrative expenses as a percentage of net sales	34.7%	35.1%
Depreciation and amortization as a percentage of net sales	4.8%	4.6%
Operating income	$44,648	$41,496
Gain on early debt extinguishment	$3,986	$2,652
Net income	$1,898	$3,647
Number of stores at the end of the period (1)	3,047	2,971

(1)  Number of stores excludes stores operated under franchise and licensing agreements.

	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Net sales	$1,060,993	$1,004,485
(Decrease) increase in same store sales	(0.2)%	8.0%
Gross profit percentage	51.1%	51.7%
Selling, general and administrative expenses as a percentage of net sales	35.8%	36.0%
Depreciation and amortization as a percentage of net sales	4.8%	4.8%
Operating income	$107,664	$102,721
Gain on early debt extinguishment	$4,468	$13,388
Impairment of equity investment	$—	$6,030
Net loss	$(27,842)	$(16,988)
Number of stores at the end of the period (1)	3,047	2,971

(1)  Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales for the three months ended October 29, 2011 increased $7.8 million, or 2.2%, from the three months ended October 30, 2010. This increase was attributable to new store sales and favorable foreign currency translation effect of our foreign locations’ sales, partially offset by a decrease in same store sales and the effect of store closures. Net sales would have increased 0.3% excluding the impact from foreign currency rate changes.

Net sales for the nine months ended October 29, 2011 increased $56.5 million, or 5.6%, from the nine months ended October 30, 2010. This increase was attributable to new store sales, favorable foreign currency translation effect of our foreign locations’ sales and an increase in shipments to franchisees, partially offset by the effect of store closures and a decrease in same stores sales. Net sales would have increased 2.4% excluding the impact from foreign currency rate changes.

For the three months ended October 29, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 7.6%, partially offset by an increase in average transaction value of 5.4%.

For the nine months ended October 29, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.7%, partially offset by an increase in average transaction value of 4.8%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Accessories	53.0	54.3	52.4	52.7
Jewelry	47.0	45.7	47.6	47.3

	100.0	100.0	100.0	100.0

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

During the three months ended October 29, 2011, gross profit percentage decreased 40 basis points to 51.5% compared to 51.9% during the three months ended October 30, 2010. The decrease in gross profit percentage consisted of a 90 basis point increase in occupancy costs and a 10 basis point increase in buying and buying-related costs, partially offset by a 60 basis point increase in merchandise margin. The increase in merchandise margin resulted primarily from an increase in markup and a reduction in freight expense, partially offset by an increase in markdowns.

During the nine months ended October 29, 2011, gross profit percentage decreased 60 basis points to 51.1% compared to 51.7% during the nine months ended October 30, 2010. The decrease in gross profit percentage consisted of a 30 basis point decrease in merchandise margin and a 30 basis point increase in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and a reduction in inventory shrink benefit, partially offset by an increase in markup and a reduction in freight expense.

Selling, general and administrative expenses

During the three months ended October 29, 2011, selling, general and administrative expenses increased $1.1 million, or 0.9%, compared to the three months ended October 30, 2010. As a percentage of net sales, selling, general and administrative expenses decreased 0.4% compared to the three months ended October 30, 2010. Excluding an unfavorable $2.4 million foreign currency translation effect, selling, general and administrative expenses would have decreased $1.3 million.

During the nine months ended October 29, 2011, selling, general and administrative expenses increased $18.3 million, or 5.0%, compared to the nine months ended October 30, 2010. As a percentage of net sales, selling, general and administrative expenses decreased 0.2% compared to the nine months ended October 30, 2010. Excluding an unfavorable $11.5 million foreign currency translation effect, selling, general and administrative expenses would have increased $6.8 million.

Depreciation and amortization expense

During the three months ended October 29, 2011, depreciation and amortization expense increased $1.0 million to $17.1 million compared to $16.1 million for the three months ended October 30, 2010. Excluding an unfavorable $0.2 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $0.8 million. The majority of this increase is due to the effect of asset additions during fiscal 2010 and the first nine months of fiscal 2011.

During the nine months ended October 29, 2011, depreciation and amortization expense increased $2.2 million to $50.5 million compared to $48.3 million for the nine months ended October 30, 2010. Excluding an unfavorable $1.2 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $1.0 million. The majority of this increase is due to the effect of asset additions during fiscal 2010 and the first nine months of fiscal 2011.

Other expense (income), net

The following is a summary of other expense (income) activity for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Foreign currency exchange (gain) loss, net	$(1,354)	$1,163	$4,011	4,458
Equity loss	—	—	—	2,529
Royalty income	(486)	(553)	(1,472)	(1,085)
Other income	—	—	(249)	(480)

	$(1,840)	$610	$2,290	$5,422

During the three months ended October 29, 2011, foreign currency exchange loss, net decreased primarily from net foreign exchange gains including a $(0.7) million net gain to remeasure the Euro Loan at the period end foreign exchange rate. Equity loss decreased due to the Company converting its equity ownership interest in a former joint venture into a licensing agreement.

During the nine months ended October 29, 2011, foreign currency exchange loss, net decreased primarily from an increase in net foreign exchange gains partially offset by a $1.5 million net charge to remeasure the Euro Loan at the period end foreign exchange rate. Equity loss decreased due to the Company converting its equity ownership interest in a former joint venture into a licensing agreement.

Gain on early debt extinguishment

The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended October 29, 2011			Nine Months Ended October 29, 2011
Notes Repurchased	Principal Amount	Repurchases Price	Recognized Gain (1)	Principal Amount	Repurchase Price	Recognized Gain (2)
Senior Notes	$2,730	$2,343	$346	$15,730	$15,213	$260
Senior Toggle Notes	27,780	23,834	3,640	60,920	56,461	4,208

	$30,510	$26,177	$3,986	$76,650	$71,674	$4,468

(1)  Net of deferred issuance cost write-offs of $41 for the Senior Notes and $306 for the Senior Toggle Notes.

(2)  Net of deferred issuance cost write-offs of $257 for the Senior Notes and $706 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Three Months Ended October 30, 2010			Nine Months Ended October 30, 2010
Notes Repurchased	Principal Amount	Repurchases Price	Recognized Gain (1)	Principal Amount	Repurchase Price	Recognized Gain (2)
Senior Notes	$14,000	$12,268	$1,467	$14,000	$12,268	$1,467
Senior Toggle Notes	9,550	8,486	1,185	57,173	49,798	7,612
Senior Subordinated Notes	—	—	—	22,625	17,799	4,309

	$23,550	$20,754	$2,652	$93,798	$79,865	$13,388

(1)  Net of deferred issuance cost write-offs of $265 for the Senior Notes and $144 for the Senior Toggle Notes, and accrued interest write-off of $265 for the Senior Toggle Notes.

(2)  Net of deferred issuance cost write-offs of $265 for the Senior Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

Impairment Charge

During the second quarter of fiscal 2010, we recorded a non-cash impairment charge of $6.0 million for our former investment in Claire’s Nippon. There were no other impairment charges recorded during the three and nine months ended October 30, 2010. The joint venture’s continuing operating losses prompted us to perform a valuation of our investment in Claire’s Nippon during the second quarter of fiscal 2010.

Interest expense, net

During the three months ended October 29, 2011, net interest expense aggregated $43.5 million compared to $37.1 million for the three months ended October 30, 2010. The increase of $6.4 million is primarily due to interest on the $450.0 million Senior Secured Second Lien Notes and Euro Loan, partially offset by lower outstanding balances under our Revolving Credit Facility and Senior Notes.

During the nine months ended October 29, 2011, net interest expense aggregated $134.1 million compared to $120.5 million for the nine months ended October 30, 2010. The increase of $13.6 million is primarily due to interest on the $450.0 million Senior Secured Second Lien Notes and Euro Loan and an accelerated reduction of deferred financing costs, partially offset by lower outstanding balances under our Revolving Credit Facility and Senior Notes.

Income taxes

The effective income tax rate for the three and nine months ended October 29, 2011 was 62.7% and (26.7)%, respectively, compared to 48.0% and (63.6)% for the three and nine months ended October 30, 2010. These effective income tax rates differed from the statutory federal tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated in the three and nine months ended October 29, 2011 and October 30, 2010, respectively, by our U.S. operations.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North American division are as follows (dollars in thousands):

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Net sales	$221,825	$220,672	$663,070	$643,358
Increase in same store sales	0.8%	9.6%	2.5%	9.1%
Gross profit percentage	52.2%	52.1%	52.1%	51.9%
Number of stores at the end of the period (1)	1,959	1,983	1,959	1,983

(1)  Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended October 29, 2011, net sales in North America increased $1.2 million, or 0.5%, from the three months ended October 30, 2010. This increase was attributable to new store sales, an increase in same store sales and a favorable foreign currency translation effect of our Canadian operations’ sales, partially offset by the effect of store closures. Sales would have increased 0.3% excluding the impact from foreign currency rate changes.

During the nine months ended October 29, 2011, net sales in North America increased $19.7 million, or 3.1%, from the nine months ended October 30, 2010. This increase was attributable to an increase in same store sales, new store sales, an increase in shipments to franchisees and a favorable foreign currency translation effect of our Canadian operations’ sales, partially offset by the effect of store closures. Sales would have increased 2.7% excluding the impact from foreign currency rate changes.

For the three months ended October 29, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.1%, partially offset by a decrease in average number of transactions per store of 5.6%.

For the nine months ended October 29, 2011, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.7%, partially offset by a decrease in average number of transactions per store of 2.5%.

During the three months ended October 29, 2011, gross profit percentage increased 10 basis points to 52.2% compared to 52.1% during the three months ended October 30, 2010. The increase in gross profit percentage consisted of a 40 basis point increase in merchandise margin, partially offset by a 30 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from a reduction in freight expense.

During the nine months ended October 29, 2011, gross profit percentage increased 20 basis points to 52.1% compared to 51.9% during the nine months ended October 30, 2010. The increase in gross profit percentage consisted of a 50 basis point decrease in occupancy costs, partially offset by a 20 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs. The improvement in occupancy rate is due to the leveraging effect of higher sales. The decrease in merchandise margin resulted primarily from an increase in markdowns and a reduction in inventory shrink benefit partially offset by a reduction in freight expense.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Accessories	48.9	49.4	47.1	47.7
Jewelry	51.1	50.6	52.9	52.3

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our European division are as follows (dollars in thousands):

	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Net sales	$134,175	$127,503	$397,923	$361,127
(Decrease) increase in same store sales	(7.1)%	3.9%	(4.8)%	5.9%
Gross profit percentage	50.5%	51.5%	49.3%	51.2%
Number of stores at the end of the period (1)	1,088	988	1,088	988

(1)  Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended October 29, 2011, net sales in Europe increased $6.7 million, or 5.2%, from the three months ended October 30, 2010. This increase was attributable to new store sales and favorable foreign currency translation of our European operations’ sales, partially offset by a decrease in same store sales and the effect of store closures. Sales would have increased 0.4% excluding the impact from foreign currency rate changes.

During the nine months ended October 29, 2011, net sales in Europe increased $36.8 million, or 10.2%, from the nine months ended October 30, 2010. This increase was attributable to new store sales and favorable foreign currency translation of our European operations’ sales, partially offset by a decrease in same store sales and the effect of store closures. Sales would have increased 1.9% excluding the impact from foreign currency rate changes.

For the three months ended October 29, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 11.9%, partially offset by an increase in average transaction value of 3.3%.

For the nine months ended October 29, 2011, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 9.1%, partially offset by an increase in average transaction value of 3.8%.

During the three months ended October 29, 2011, gross profit percentage decreased 100 basis points to 50.5% compared to 51.5% during the three months ended October 30, 2010. The decrease in gross profit percentage consisted of a 210 basis point increase in occupancy costs, partially offset by a 90 basis point increase in merchandise margin and a 20 basis point decrease in buying and buying-related costs. The increase in merchandise margin resulted from an increase in markup, partially offset by an increase in markdowns.

During the nine months ended October 29, 2011, gross profit percentage decreased 190 basis points to 49.3% compared to 51.2% during the nine months ended October 30, 2010. The decrease in gross profit percentage consisted of a 150 basis point increase in occupancy costs and a 60 basis point decrease in merchandise margin, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by an increase in markup.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 29, 2011	Three Months Ended October 30, 2010	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Accessories	59.7	62.6	61.0	61.6
Jewelry	40.3	37.4	39.0	38.4

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 29, 2011 and October 30, 2010 is outlined in the table below (in thousands):

	Nine Months Ended October 29, 2011	Nine Months Ended October 30, 2010
Operating activities	$(1,793)	$60,084
Investing activities	(55,273)	(13,957)
Financing activities	(71,365)	(91,505)

Cash flows from operating activities

Cash used in operations was $1.8 million for the nine months ended October 29, 2011 compared to cash provided of $60.1 million in the prior year period. The change was caused primarily by a $33.8 million decrease in accrued expenses, a $14.2 million increase in prepaid expenses, a $5.1 million decrease in income taxes payable, an increase of $4.5 million in other assets and $9.3 million of other working capital uses, partially offset by an increase in operating income of $5.0 million.

Cash flows from investing activities

Cash used in investing activities was $55.3 million for the nine months ended October 29, 2011 and primarily consisted of capital expenditures for new store openings, the remodeling of existing stores, improvements to technology systems, acquisition of lease rights and, to a lesser extent, an increase in restricted cash. Cash used in investing activities was $14.0 million for the nine months ended October 30, 2010 and primarily consisted of capital expenditures for new store openings, the remodeling of existing stores, improvements to technology systems and acquisition of lease rights partially offset by proceeds received from our sale-leaseback transaction. During the remainder of Fiscal 2011, we expect to fund between $23.0 million and $27.0 million of capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $71.4 million for the nine months ended October 29, 2011 which consisted primarily of note repurchases of $71.7 million to retire $15.7 million of Senior Notes and $60.9 million of Senior Toggle Notes and proceeds from the issuance of $450.0 million senior secured second lien notes used to reduce the entire $194.0 million outstanding under the revolving credit facility and repay $244.9 million of indebtedness under the senior secured term loan. Cash used in financing activities was $91.5 million for the nine months ended October 30, 2010 which consisted primarily of note repurchases of $79.9 million to retire $14.0 million of Senior Notes, $57.2 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes and scheduled principal payments of $10.9 million on our Credit Facility.

As discussed in our Annual Report on Form 10-K for the year ended January 29, 2011, we elected to pay interest in kind on our Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of October 29, 2011 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Unaudited Condensed Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash Position

As of October 29, 2011, we had cash and cash equivalents and restricted cash of $155.9 million and substantially all of the cash equivalents consisted of money market funds invested in U.S. Treasury Securities.

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

Short-term Debt

On January 24, 2011, we entered into a Euro (“€”) denominated loan (the “Euro Loan”) in the amount of €42.4 million that is due on January 24, 2012. The Euro Loan bears interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and is payable quarterly. As of October 29, 2011, there was €42.4 million, or the equivalent of $60.0 million, outstanding under the Euro Loan. The net proceeds of the borrowing were used for general corporate purposes.

The obligations under the Euro Loan are secured by a cash deposit in the amount of €15.1 million, or the equivalent of $21.4 million at October 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Unaudited Condensed Consolidated Balance Sheets.

Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary guarantors’ obligations under the Credit Facility. As noted above, we used the proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Company’s revolving credit facility (without terminating the commitment), to repay $244.9 million of indebtedness under the Company’s senior secured term loan, and to pay $10.7 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Credit Facility

As mentioned above, we reduced the entire amount outstanding under our Revolver (without terminating the commitment) and indebtedness under our senior secured term loan. We can borrow up to $200.0 million under our Revolver that matures on May 29, 2013. At October 29, 2011, we had $4.8 million of letters of credit outstanding against the Revolver and had available $195.2 million to fund operations under our Revolver, if needed. As a result of our prepayment under the senior secured term loan facility, we are no longer required to make any quarterly payments and have a final payment due May 29, 2014.

European Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.8 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At October 29, 2011, the entire amount of $2.8 million was available for borrowing by us, subject to a reduction of $2.8 million for outstanding bank guarantees.

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of October 29, 2011, we were in compliance with the covenants under our Credit Facility, Notes and Euro Loan.

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

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of October 29, 2011, all cash equivalents, excluding restricted cash, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.

Interest Rates

On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At October 29, 2011, the estimated fair value of the Swap was a liability of approximately $2.4 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.

At October 29, 2011, we had fixed rate debt of $1,258.1 million and variable rate debt of $1,214.3 million. Based on our variable rate debt balance (less $200.0 million for the interest rate swap) as of October 29, 2011, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $10.1 million, net.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At October 29, 2011, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $8.2 million and $4.1 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during the nine months ended October 29, 2011 and October 30, 2010, respectively.

Certain of our subsidiaries make significant USD purchases from Asian suppliers, particularly in China. Until July 2005, the Chinese government pegged its currency, the yuan renminbi ("RMB"), to the USD, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the USD and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the USD, the euro and the Japanese yen. The official exchange rate has historically remained stable; however, there are no assurances that this currency exchange rate will continue to be as stable in the future due to the Chinese government's adoption of a floating rate with respect to the value of the RMB against foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on China to adopt an even more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the USD.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended October 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 6. Exhibits

10.1	Contract of Employment with Beatrice Lafon

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

December 2, 2011	By:	/s/Eugene S. Kahn
Eugene S. Kahn, Chief Executive Officer (principal executive officer)

December 2, 2011	By:	/s/J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Contract of Employment with Beatrice Lafon

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document