Form 10-K
period 2012-01-28
CLAIRES STORES INC
filed 2012-04-04
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Nos. 1-8899, 333-148108 and 333-175171

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

As of April 1, 2012, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Explanatory Notes

We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.

In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. The Merger was financed by the issuance of $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), $335.0 million of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) and borrowings under the senior secured term loan facility and revolving credit facility, the (“Revolver”), (collectively the “Credit Facility”) of $1.65 billion. The aforementioned transactions, including the Merger and payment of costs related to these transactions as well as the related borrowings, are collectively referred to as the “Transactions.” The purchase of the Company by the Sponsors is referred to as the “Acquisition.”

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes” and together with the Merger Notes, the “Notes”). We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our Revolver (without terminating the commitment) and indebtedness under our senior secured term loan Credit Facility.

On February 28, 2012 and March 12, 2012, we issued $400.0 million and $100.0 million, respectively, aggregate principal amount of 9.00% Senior Secured First Lien Notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). We used the net proceeds of the Senior Secured First Lien Notes to reduce indebtedness under our senior secured term loan Credit Facility.

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins.

An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2011.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through new channels, such as e-commerce; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe; inability to grow our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in North American, European or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

The Company

We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North America division and our Europe division. As of January 28, 2012, we operated a total of 3,071 stores, of which 1,953 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North America division) and 1,118 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our Europe division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.

As of January 28, 2012, we also franchised or licensed 381 stores in Japan, the Middle East, Turkey, Russia, Greece, Guatemala, Malta, Ukraine, Mexico and India. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” in our Consolidated Statements of Operations and Comprehensive Income.

Until September 2, 2010, we operated the stores in Japan through our former Claire’s Nippon 50:50 joint venture with Aeon Co., Ltd. We accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other (income) expense, net” in our Consolidated Statements of Operations and Comprehensive Income. Beginning September 2, 2010, these stores began to operate as licensed stores.

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

We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. In Fiscal 2011, the average global selling price of our merchandise increased 4% from the prior year to $6.24 and the net average global transaction sales value increased 4% to $15.26. In Fiscal 2011, our accessories categories represented approximately 54% of our business.

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

In North America, our stores are located primarily in shopping malls and average approximately 976 square feet of selling space. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 650 square feet of selling space.

Our Competitive Strengths

Strong Claire’s Name Brand Recognition Across the Globe. A Claire’s store is located in approximately 90% of all major U.S. shopping malls and in 32 countries outside of the U.S., including stores that we franchise or license. According to our estimates, more than 95% of our target demographics recognize the Claire’s brand. In 2011, we launched our e-commerce platform, partly to enhance our brand awareness and strengthen our relationships with our customers. In addition, we leverage our Facebook fan base and employ social media, email and text campaigns to ensure we are constantly communicating with our customers. Our Claire’s brand is regularly featured in editorial coverage and relevant fashion periodicals.

Diversification Across Geographies and Merchandise Categories. As of January 28, 2012, we operated a total of 3,071 stores, of which 1,953 were located across all 50 states of the United States, plus Puerto Rico, Canada, and the U.S. Virgin Islands. As of January 28, 2012, we also operated 1,118 stores in 13 countries throughout Europe, and 381 stores in 18 countries mainly outside of Europe and North America through our franchise and licensed operations.

During Fiscal 2011 and Fiscal 2010, we generated approximately 63% and 64%, respectively, of our net sales from the North America division and 37% and 36%, respectively, from the 13 countries in our Europe division. Our net sales are not dependent on any one category, product or style and are diversified across approximately 8,000 ongoing stock-keeping units (SKUs) in our stores. This multi-classification approach allows us to capitalize across a broad spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Cost-Efficient Global Sourcing Capabilities. Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 650 suppliers located primarily outside the United States. Our contracts with vendors are short-term in nature and do not require a significant lead time. A significant portion of our product offering is designed and developed internally. This aspect of our merchandise strategy, together with our vertically-integrated global buying and sourcing group based in Hong Kong, enable us to buy and source merchandise rapidly and cost effectively. Approximately 90% of our merchandise offering is proprietary.

Highly Leverageable and Flexible Cost Structure. We have enhanced the flexibility and scalability of our cost structure and realized significant cost savings, primarily by employing a new store labor staffing model, managing our occupancy costs and completing a Pan-European transformation. Our store staffing model has enabled us to allocate hours based on sales per labor hour, thereby improving our labor productivity. We improved our store portfolio position and slowed the growth rate of occupancy costs by closing 115 unprofitable stores and favorably renegotiating 965 leases. We continue to seek opportunities to lower costs and to improve the profitability flow-through of incremental sales.

Substantial Free Cash Flow Generation. We generate substantial free cash flow to service interest cost and repay debt. Our cash flow generation is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our minimal working capital requirements result from high merchandise margins, low unit cost of merchandise and the limited seasonality of our business. Over the past three fiscal years, no single quarter represented less than 22% or more than 31% of annual net sales for the respective year.

Strong and Experienced Senior Management Team. We have a strong and experienced senior management team with extensive global, retail experience and complementary expertise. Jim Conroy, our Corporate President, oversees the global business. Mr. Conroy has over 20 years of retail experience, including as a management consultant and retail executive. Jay Friedman, President of our North America Division, has over 26 years of experience in operating and managing major divisions of several large-scale, multi-unit retail and apparel businesses, including, most recently, Jones Apparel Group, and, previously Footlocker and Etienne Aigner. Messrs. Conroy and Friedman are currently jointly serving as interim chief executive officers while we conduct a search for a new chief executive officer. Beatrice Lafon, President of our Europe Division, brings to the Company 30 years of Pan-European retail experience, including executive positions with TJ Hughes and Animal Ltd. in the UK, Etam Group in the Netherlands, and Woolworths Group, as well as serving as a retail consultant. Per Brodin, our Executive Vice President and Chief Financial Officer, has extensive financial accounting and management skills within and outside of the retail industry.

Business Strategy

Our business strategy is built on two key components:

Drive organic growth through our merchandise, stores, and customer offense. In order to maximize our organic growth potential, drive same store sales improvement and sustain margins, our efforts are focused on three foundational areas of the business:

•

Enhance Relevance of Merchandise Assortment: We are focused on enhancing the fashion-orientation and quality of our product offering to deliver a unique, proprietary assortment that is highly relevant to our target customers. We are enabling these enhancements through investments in fashion and trend forecasting, product design and development, and in the enhancement of our Hong Kong-based sourcing office. We continue to focus on growing the breadth and quality of our multi-classification accessories assortment offering, while maintaining our market leadership in jewelry.

•

Improve Quality and Consistency of In-Store Experience: In our over 3,400 owned, franchised and licensed stores worldwide, our objective is to provide a consistent, engaging, and brand-right customer experience. We are continually improving our in-store presentation of merchandise and marketing collateral through a rigorous planning and communication process, resulting in improved execution and increased consistency across the chain and, ultimately, a superior shopping experience. We have invested in our store management teams and taken specific actions to improve the sales productivity of our store associates.

•

Strengthen Customer Relationships: We have made significant strides to build deeper customer relationships and support our brands. We launched a new, innovative claires.com website that uses customer-generated content, conveys a real-life interaction with our customers, and presents an authoritative fashion position. We further drive brand awareness and relevance with our ongoing social media, email, and text campaigns, which leverage our Facebook fan base and proprietary customer database. In parallel with our digital efforts, we have significantly upgraded our in-store marketing collateral in order to present a much more fashionable brand image that appeals to our target customers.

Expand our global reach. Our Claire’s concept is portable across diverse geographies and approximately 95% of our stores worldwide are cash flow positive. We have compelling unit economics that enable us to realize an attractive return on investment for new stores.

We will extend our global reach in four primary ways:

•

Build New Company-owned Claire’s Stores: We opened 157 new stores in 2011; 129 in Europe and 28 in North America. In addition, we have plans to open approximately 125-130 new stores in 2012, the majority of which will be in Europe.

•

Build New Company-owned Icing Stores: As we refine the Icing brand concept, we believe there is significant opportunity to increase the store penetration in North America, as well as to roll out the concept on a global basis to markets where we can leverage the existing Claire’s infrastructure.

•

Open International Markets: Building on our refined franchising model, which is present in multiple geographies worldwide, we will pursue high potential “white space” opportunities in new markets globally. In 2011, we entered into Mexico and India under our franchise model. We have initiated our brand entrance strategy for China and intend to open Company-owned stores in 2012. We are further developing our brand entrance strategies for Southeast Asia and other countries in Latin America and are pursuing development opportunities through either our franchise model or company-owned stores.

•

Grow Our E-commerce Sales: In fiscal 2011, we launched our U.S. e-commerce business, enabling our customers to browse and purchase our product offerings online and to enjoy editorial content and product information. We believe our online platform allows our technology-savvy target customers to shop Claire’s at her convenience. We intend to scale our e-commerce business domestically, including through the addition of a mobile site this year, and explore international e-commerce opportunities in the future. In addition, we believe that, over time, our online platform will evolve into an important tool for gathering customer feedback on our customers’ preferences and enhancing our product testing capabilities, both of which should drive higher sales productivity.

This business strategy will allow us to maximize our sales opportunities, while driving our earnings with commensurate flow through and cash flow.

Stores

Our stores in North America are located primarily in shopping malls and average approximately 976 square feet of selling space. Our stores in Europe are located primarily on high streets, in shopping malls and in high traffic urban locations and average approximately 650 square feet of selling space. Our store hours are dictated by shopping mall operators and our stores are typically open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and, where permitted by law, from noon to 5:00 p.m. on Sunday. Approximately 79% of our sales in Fiscal 2011 were made in cash (including checks and debit card transactions), with the balance made by credit cards. We permit, with restrictions on certain items, returns for exchange or refund.

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

In Europe, District Sales Managers report to Regional Sales Managers who report to either Country Managers or directly to the Senior Vice President of Stores. We now have four operating zones within Europe: (Zone 1) United Kingdom and Ireland; (Zone 2) France, Spain, Portugal and Belgium; (Zone 3) Switzerland, Austria, Netherlands and Germany; and (Zone 4) Poland, Czech Republic and Hungary.

Store Openings, Closings and Future Growth

In Fiscal 2011, we opened 157 stores and closed 67 underperforming stores, for a net increase of 90 stores. In Europe, we increased our store count by 109 stores, net, resulting in a total of 1,118 stores. In North America, we decreased our store count by 19 stores, net, to 1,953 stores. “Stores, net” refers to stores opened, net of closings.

	January 28, 2012	January 29, 2011	January 30, 2010
Store Count as of:
North America	1,953	1,972	1,993
Europe	1,118	1,009	955

Subtotal Company-Owned	3,071	2,981	2,948

Joint Venture	—	—	211
Franchise and License	381	395	195

Subtotal Non-Owned	381	395	406

Total	3,452	3,376	3,354

We plan to open approximately 125-130 Company-owned stores globally in Fiscal 2012. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. Our initial investment in new stores opened during Fiscal 2011, which includes leasehold improvements and fixtures, averaged approximately $238,000 per store globally. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations.

Purchasing and Distribution

In Fiscal 2011, our global purchasing unit purchased 90% of its merchandise inventories from approximately 100 suppliers, none of which represented more than five percent of total purchases made by our global purchasing unit. Approximately 87% of our merchandise in Fiscal 2011 was purchased from vendors based outside the United States, including approximately 69% purchased from China. We are not dependent on any single supplier for merchandise purchased. Merchandise for our North America stores is shipped from our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. We distribute merchandise to our franchisees and licensee from a third party operated distribution center in Hong Kong. Merchandise is shipped from our distribution centers by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times a week.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s,” “Claire’s Accessories,” “Icing,” and “Icing by Claire’s.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising and licensing arrangements in Japan, the Middle East, Turkey, Russia, Greece, Guatemala, Malta, Ukraine, Mexico and India. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2011 were 23%, 24%, 24% and 29%, respectively.

Employees

On January 28, 2012, we employed approximately 18,300 employees, 61% of whom were part-time. Part-time employees typically work up to 20 hours per week. We do not have collective bargaining agreements with any labor unions, and we consider employee relations to be good.

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

The distress in the financial markets experienced in the last several years, including the recent European debt crisis, resulted in volatility in security prices and has had a negative impact on credit availability, and there can be no assurance that our liquidity will not be affected by future changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Distress in the financial markets also had a negative impact on businesses around the world, and the future impact to our suppliers cannot be predicted. The inability of our suppliers to access liquidity or trade credit could lead to delays or failures in delivery of merchandise to us.

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

We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 650 suppliers in Fiscal 2011. Approximately 87% of our Fiscal 2011 merchandise was purchased from suppliers outside the United States, including approximately 69% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. There has been increased international pressure on China regarding revaluation of the Chinese yuan, including U.S. Federal legislation to impose tariffs on imports from China unless the Chinese government revalues the Chinese yuan. Such legislation has passed the U.S. Senate but remains pending before the U.S House of Representatives.

Fluctuations in foreign currency exchange rates could negatively impact our results of operations.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We purchased approximately 69% of our merchandise from China in Fiscal 2011. During Fiscal 2011, the Chinese yuan strengthened against the U.S. dollar, and this trend may continue in Fiscal 2012. An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a material adverse effect on our operating results.

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

The failure to grow our store base outside of North America or expand our international franchising may adversely affect our business.

Our growth plans include expanding our store base outside of North America, with plans to expand our store base in Europe, Asia, and South America. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Additionally, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America operations.

We plan to expand into new countries by entering into franchising and licensing agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. Failure to identify appropriate franchisees or negotiate acceptable terms in our franchising and licensing agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

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

In addition to regulations governing the sale of our merchandise in the United States and Canada, we are also subject to regulations governing the sale of our merchandise in our Europe stores. The European Union “REACH” legislation requires identification and disclosure of chemicals in consumer products, including chemicals that might be in the merchandise that we sell. Over time, this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the EU considers safer. Our failure to comply with this European Union legislation could result in significant fines or penalties and increase our cost of doing business.

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

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North America and Europe information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management. We also continue to evaluate and implement modifications and upgrades to our information technology systems. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

Substantially all of our North America stores are located in shopping malls. Our North America sales are derived, in part, from the high volume of traffic in those shopping malls. We benefit from the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also benefit from the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from non-shopping mall retailers, other shopping malls where we do not have stores and the closing of anchor tenants in a particular shopping mall. In addition, a decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

Our industry is highly competitive.

The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Although we launched our e-commerce site in 2011, significant shifts in customer buying patterns to purchasing fashionable accessories and jewelry at affordable prices through channels other than traditional shopping malls, such as e-commerce, could have a material adverse effect on our financial results.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, we are required to, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act: cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements, some of which have been challenged on legal grounds, will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

We depend on our key personnel.

Our ability to anticipate and effectively respond to changing trends and consumer preferences depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. We are currently conducting a search for a new Chief Executive Officer to replace our former Chief Executive Officer who resigned in January 2012. The loss of services of other key members of our senior management team or of certain other key employees could also negatively affect our business.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. We may be required to recognize additional impairment charges in the future. Additional impairment losses could have a material adverse impact on our results of operations and stockholder’s deficit.

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

While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. As a result, our results of operations could be adversely affected.

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

We depend on single North America, Europe and International distribution facilities.

We handle merchandise distribution for all of our North America stores from a single facility in Hoffman Estates, Illinois, a suburb of Chicago, Illinois. We handle merchandise distribution for all of our Europe operations from a single facility in Birmingham, United Kingdom. We handle merchandise distribution for all of our international franchise operations from a single facility in Hong Kong. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of our distribution facilities or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

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

We are significantly leveraged. As of January 28, 2012, our total debt was approximately $2.40 billion, consisting of borrowings under our Credit Facility, the Notes and a capital lease obligation. In March 2012, we issued $500.0 million aggregate principal amount of the Senior Secured First Lien Notes. We used the net proceeds from the note offering to reduce $489.8 million of indebtedness under our senior secured term loan facility. As a result of our initial prepayment under the senior secured term loan Credit Facility in Fiscal 2011, we are no longer required to make any quarterly payments through the maturity date. Our Revolver matures in May 2013 and our senior secured term loan Credit Facility matures in May 2014. We cannot assure you that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing or restructuring of those facilities or other indebtedness.

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

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	imposing restrictions on the operating of our business that may hinder our ability to take advantage of strategic opportunities to grow our business;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our high indebtedness level, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes, and the Senior Secured First Lien Notes and our Credit Facility each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of January 28, 2012, we had undrawn availability under our Revolver of $195.3 million. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and the Senior Secured Second Lien Notes and our Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

On May 14, 2008, we notified the holders of the Senior Toggle Notes of our intent to elect the “payment in kind” (PIK) interest option to satisfy interest payment obligations. The PIK election is in effect through June 1, 2011, and had the effect of increasing the amount of Senior Toggle Notes. This election, net of reductions for note repurchases, increased the principal amount of our Senior Toggle Notes by $109.5 million and $98.1 million as of January 28, 2012 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility and the indentures governing the Notes and the Senior Secured First Lien Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our revolving Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facility. Our obligations under the Senior Secured Second Lien Notes are secured by a second-priority lien on substantially all of the assets pledged as collateral under the Credit Facility. Our obligations under the Senior Secured First Lien Notes are secured by a first-priority lien on substantially all of the assets pledged as collateral under the Credit Facility. If the lenders under our Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facility as well as our other indebtedness, including the Merger Notes, the Senior Secured Second Lien Notes, and Senior Secured First Lien Notes.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our Credit Facility and the indentures governing the Notes and the Senior Secured First Lien Notes or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Notes and the Senior Secured First Lien Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

To service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could increase our income tax expense.

The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our U.S. federal income tax expense. We record U.S. federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.

If we default on our obligations to pay our other indebtedness, the holders of our debt could exercise rights that could have a material effect on us.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default,

•

the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

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

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic and Hungary. We lease all of our 3,071 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

Most of our stores in the North America and the Europe divisions are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for opening new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of January 28, 2012. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Corporate and North America management and distribution center	538,000	(1)
Birmingham, United Kingdom	Europe management and distribution center	105,600	(2)
Pembroke Pines, Florida	Accounting and finance	36,000
Hong Kong	Sourcing and buying	10,400
Paris, France	Zone support	5,900	(3)
Madrid, Spain	Zone support	2,700	(3)

(1)	On February 19, 2010, we sold the Property to a third party. Contemporaneously with the sale of the Property, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.
(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 81,700 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our owned stores in Europe.
(3)	We maintain our human resource and select operating functions for these countries.

In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.

Holders

As of April 1, 2012, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Merger. Our Credit Facility and the indentures governing the Notes and the Senior Secured First Lien Notes restrict our ability to pay dividends.

Item 6.	Selected Financial Data

The balance sheet data as of January 28, 2012 and January 29, 2011 and statement of operations data for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The Consolidated Balance Sheet data as of January 30, 2010, January 31, 2009, February 2, 2008 and May 28, 2007 and the Consolidated Statement of Operations and Comprehensive Income data for the fiscal year ended January 31, 2009, the period May 29, 2007 through February 2, 2008 and the period February 4, 2007 through May 28, 2007 are derived from our Consolidated Financial Statements which are not included herein.

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

	Successor Entity					Predecessor Entity
	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009	May 29, 2007 Through Feb. 2, 2008	Feb. 4, 2007 Through May 28, 2007
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,495,900	$1,426,397	$1,342,389	$1,412,960	$1,085,932	$424,899
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	724,775	685,111	663,269	724,832	521,384	206,438

Gross profit	771,125	741,286	679,120	688,128	564,548	218,461
Other expenses:
Selling, general and administrative	504,360	493,081	466,965	513,752	354,875	154,409
Depreciation and amortization	68,753	65,198	71,471	85,093	61,451	19,652
Impairment of assets	—	12,262	3,142	498,490	3,478	73
Severance and transaction-related costs	6,928	741	921	15,928	7,319	72,672
Other (income) expense, net	(1,254)	5,542	(5,493)	(4,499)	(3,088)	(1,476)

	578,787	576,824	537,006	1,108,764	424,035	245,330

Operating income (loss)	192,338	164,462	142,114	(420,636)	140,513	(26,869)
Gain on early debt extinguishment	6,405	13,388	36,412	—	—	—
Impairment of equity investment	—	6,030	—	25,500	—	—
Interest expense (income), net	176,475	157,706	177,418	195,947	147,892	(4,876)

Income (loss) from continuing operations before income taxes	22,268	14,114	1,108	(642,083)	(7,379)	(21,993)
Income tax expense (benefit)	10,636	9,791	11,510	1,509	(8,020)	21,779

Income (loss) from continuing operations	$11,632	$4,323	$(10,402)	$(643,592)	$641	$(43,772)

Other Financial Data:
Capital expenditures:
New stores and remodels	$57,996	$39,022	$16,557	$36,270	$46,225	$24,231
Other	12,912	9,689	8,395	23,135	12,259	3,757
Total capital expenditures	70,908	48,711	24,952	59,405	58,484	27,988
Cash interest expense (1)	136,533	108,923	126,733	168,567	123,620	86
Store Data:
Number of stores (at period end)
North America	1,953	1,972	1,993	2,026	2,135	2,124
Europe	1,118	1,009	955	943	905	879
Total number of stores (at period end)	3,071	2,981	2,948	2,969	3,040	3,003
Total gross square footage (000’s) (at period end)	3,092	3,012	2,982	3,011	3,105	3,043
Net sales per store (000’s) (2)	$494	$481	$454	$461	$359	$142
Net sales per square foot (3)	490	476	448	453	353	140
Balance Sheet Data (at period end)
Cash and cash equivalents (4)	$174,374	$279,766	$198,708	$204,574	$85,974	$350,476
Total assets	2,763,025	2,866,449	2,834,105	2,881,095	3,348,497	1,119,047
Total debt	2,403,672	2,524,286	2,521,878	2,581,772	2,377,750	—
Total stockholders’ (deficit) equity	(22,296)	(26,515)	(34,642)	(55,843)	605,200	792,071

(1)	Cash interest expense does not include amortization of debt issuance costs or interest expense paid in kind.
(2)	Net sales per store are calculated based on the average number of stores during the period.
(3)	Net sales per square foot are calculated based on the average gross square feet during the period.
(4)	At January 28, 2012 and January 29, 2011, cash and cash equivalents included restricted cash of $4.4 million and $23.9 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. Our fiscal year ended January 28, 2012 (“Fiscal 2011”), January 29, 2011 (“Fiscal 2010”) and January 30, 2010 (“Fiscal 2009”) consisted of 52 weeks, respectively.

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

Acquisition of the Company by Apollo Management VI, L.P.

As a result of the Merger on May 29, 2007, described under “Explanatory Notes” in this Annual Report, there was a significant change in the Company’s capital structure, including:

•	the closing of the Company’s senior secured term loan facility and revolving credit facility, (the “Revolver”), (collectively the “Credit Facility”) of $1.65 billion;

•	the closing of the Company’s senior notes offering (the “Merger Notes”) in the aggregate principal amount of $935.0 million; and

•	the equity investment by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), of approximately $595.7 million.

The purchase of the Company and the related fees and expenses were financed through the issuance of the Merger Notes, borrowing under the Credit Facility, equity investment by the Sponsors, and cash on hand at the Company.

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

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. We operate owned stores throughout the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic and Hungary (Europe segment). Until September 2, 2010, the Company operated stores in Japan through a 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as licensed stores.

Financial activity for 2011 include the following:

•	Same store sales performance:

Fiscal 2011
Consolidated	0.1%
North America	2.8%
Europe	(4.4)%

•	Operating income increase of $27.9 million or 17.0% to $192.3 million.

•	Net income increase of $7.3 million to $11.6 million from $4.3 million.

•	Paid $78.3 million to retire $85.3 million of the Merger Notes.

During Fiscal 2011, we issued $450.0 million aggregate principal amount of the Senior Secured Second Lien Notes and the net proceeds were used to pay down existing indebtedness under our senior secured Credit Facility. Later in Fiscal 2011, we paid $54.7 million to retire our Euro Loan and received the cash deposit of $19.6 million that secured the Euro Loan. In March 2012, after our fiscal year end, we issued $500.0 million aggregate principal amount of the Senior Secured First Lien Notes and the net proceeds were used to pay down existing indebtedness under our senior secured Credit Facility.

Operational activity for 2011 include the following:

•	Opened 157 new company-owned stores

•	Entered two new large franchised markets, Mexico and India

•	Launched Claire’s E-commerce in the U.S.

•	Remodeled six stores to test the new Icing store concept

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$1,495,900	$1,426,397	$1,342,389
Increase (decrease) in same store sales	0.1%	6.5%	(1.7)%
Gross profit percentage	51.5%	52.0%	50.6%
Selling, general and administrative expenses as a percentage of net sales	33.7%	34.6%	34.8%
Depreciation and amortization as a percentage of net sales	4.6%	4.6%	5.3%
Severance and transaction-related costs as percentage of net sales	0.5%	0.1%	0.1%
Impairment of assets	$—	$12,262	$3,142
Operating income	$192,338	$164,462	$142,114
Gain on early debt extinguishment	$6,405	$13,388	$36,412
Impairment of equity investment	$—	$6,030	$—
Net income (loss)	$11,632	$4,323	$(10,402)
Number of stores at the end of the period (1)	3,071	2,981	2,948

(1)	Number of stores excludes stores operated under franchise and license agreements.

Net sales

Net sales in Fiscal 2011 increased $69.5 million, or 4.9%, from Fiscal 2010. This increase was attributable to new store sales of $59.7 million, a favorable foreign currency translation effect of our foreign locations’ sales of $30.7 million, increased shipments to franchisees of $2.4 million and an increase in same stores sales of $1.4 million, or 0.1%, partially offset by a decrease of $24.7 million due to the effect of store closures. Net sales would have increased 2.7% excluding the impact from foreign currency rate changes.

The increase in same store sales was primarily attributable to an increase in average transaction value of 4.0%, partially offset by a decrease in average number of transactions per store of 3.9%.

Net sales in Fiscal 2010 increased $84.0 million, or 6.3%, from Fiscal 2009. This increase was attributable to an increase in same store sales of $84.8 million, or 6.5%, and new store sales of $27.2 million, partially offset by an unfavorable $14.8 million of foreign currency translation effect of our foreign locations’ sales, a decrease of $11.2 million due to the effect of store closures and reduced shipments to franchisees of $2.0 million. Net sales would have increased 7.4% excluding the impact from foreign currency rate changes.

The increase in same store sales was primarily attributable to an increase in average transaction value of 6.7% and an increase in average number of transactions per store of 0.9%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Accessories	53.9	54.5	53.6
Jewelry	46.1	45.5	46.4

	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude our distribution center costs. These costs are included instead in “Selling, general and administrative” expenses in our Consolidated Statements of Operations and Comprehensive Income. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

In Fiscal 2011, gross profit percentage decreased 50 basis points to 51.5% compared to the prior fiscal year of 52.0%. The decrease in gross profit percentage consisted of a 40 basis point increase in occupancy costs and a 20 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in the occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales in Europe. The decrease in merchandise margin resulted primarily from an increase in markdowns.

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

Selling, general and administrative expenses

In Fiscal 2011, selling, general and administrative expenses increased $11.3 million, or 2.3%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 90 basis points compared to the prior year. Excluding an unfavorable $10.1 million foreign currency translation effect, selling, general and administrative expenses would have increased $0.3 million.

In Fiscal 2010, selling, general and administrative expenses increased $26.1 million, or 5.6%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points compared to the prior year. Excluding a favorable $5.8 million foreign currency translation effect, selling, general and administrative expenses would have increased $31.9 million. The majority of this increase was for store-related expenses resulting from increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased $3.6 million to $68.8 million during Fiscal 2011 compared to Fiscal 2010. Excluding an unfavorable $1.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $2.5 million. The majority of this increase is due to the effect of asset additions during Fiscal 2011.

Depreciation and amortization expense decreased $6.3 million to $65.2 million during Fiscal 2010 compared to Fiscal 2009. Excluding a favorable $0.6 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $5.7 million. The majority of this decrease is due to the effect of assets becoming fully depreciated or amortized.

Impairment charges

During the fourth quarter of Fiscal 2010, management performed a strategic review of its franchising business. The inability of certain franchisees’ to achieve store development expectations in select markets prompted us to reevaluate our franchise development strategy and to perform a valuation of the franchise agreements, which are definite-lived intangible assets. We utilized a discounted cash flow model and determined the franchise agreements intangible assets were impaired. This resulted in us recording a non-cash impairment charge of $12.3 million in Fiscal 2010, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income.

During the second quarter of Fiscal 2010, we recorded a non-cash impairment charge related to the investment in Claire’s Nippon of $6.0 million. The joint venture’s continuing operating losses prompted us to perform a valuation of our investment in Claire’s Nippon.

The deterioration in the economy and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2009 and Fiscal 2008 had a significant impact on the retail industry. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular asset being tested. The impairment testing conducted in Fiscal 2009 resulted in the recognition of non-cash impairment charges of $3.1 million related to property and equipment. See Note 3 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring time-to-time and financial advisory and legal fees. During Fiscal 2011, we incurred $6.9 million of such costs, including costs for the remaining payments due under the employment contract of our former Chief Executive Officer. During Fiscal 2010 and Fiscal 2009, we incurred $0.7 million and $0.9 million of such costs, respectively.

Gain on early debt extinguishment

The following is a summary of our note repurchase activity during Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

	Fiscal 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Fiscal 2010
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Fixed Rate Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

	Fiscal 2009
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Toggle Notes	$30,500	$19,744	$11,297
Senior Subordinated Notes	52,763	26,347	25,115

	$83,263	$46,091	$36,412

(1)	Net of deferred issuance cost write-offs of $603 and $1,301 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $1,144 for the Senior Toggle Notes.

Other (income) expense, net

The following is a summary of other (income) expense activity for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Foreign currency exchange loss (gain), net	$899	$5,131	$(1,259)
Franchise fees	(1,904)	(1,638)	(1,943)
Equity loss	—	2,529	1,014
Gain on sale of assets	—	—	(1,935)
Other income	(249)	(480)	(1,370)

	$(1,254)	$5,542	$(5,493)

Interest expense (income), net

Interest expense for Fiscal 2011 aggregated $176.5 million, an increase of $18.8 million compared to the prior year. This increase is primarily due to indebtedness incurred under the $450.0 million Senior Secured Second Lien Notes that bears a higher rate of interest than the Credit Facility and additional indebtedness incurred under the Euro Loan, partially offset by lower outstanding balances under our Credit Facility and Senior Notes. For Fiscal 2011, interest expense includes approximately $13.1 million of amortization of deferred debt issuance costs and $11.8 million of paid in kind interest.

Interest expense for Fiscal 2010 aggregated $157.7 million, a decrease of $19.7 million compared to the prior year. This decrease is primarily the result of Merger Notes repurchases. For Fiscal 2010, interest expense includes approximately $10.0 million of amortization of deferred debt issuance costs and $36.9 million of paid in kind interest.

See Note 5 – Debt in the Notes to Consolidated Financial Statements for components of interest expense (income), net.

Income taxes

In Fiscal 2011, our income tax expense was $10.6 million and our effective income tax rate was 47.8%. Our effective income tax rate for Fiscal 2011 reflects income tax expense of $6.1 million on earnings of foreign subsidiaries, plus income tax expense of $3.6 million related to the effect of changes to our valuation allowance on deferred tax assets, offset by income tax benefits of $9.2 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2011, we made net cash income tax payments of $14.3 million primarily for Europe.

In Fiscal 2010, our income tax expense was $9.8 million and our effective income tax rate was 69.4%. Our effective income tax rate for Fiscal 2010 reflects income tax expense of $0.4 million on earnings of foreign subsidiaries, plus income tax expense of $12.7 million related to the effect of changes to our valuation allowance on deferred tax assets, plus income tax expense of $2.6 million relating to other permanent items, offset by income tax benefits of $11.6 million on income for our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2010, we made net cash income tax payments of $6.3 million.

In Fiscal 2009, our income tax expense was $11.5 million and our effective income tax rate was 1,038.8%. Our effective income tax rate for Fiscal 2009 reflects income tax expense of $18.6 million on earnings of foreign subsidiaries, plus income tax expense of $17.5 million related to the effect of changes to our valuation allowance on deferred tax assets, offset by income tax benefits of $21.4 million on income for our foreign jurisdictions that are taxed at lower income tax rates, and $4.7 million relating to other permanent income tax benefits. In Fiscal 2009, we made net cash income tax payments of $3.2 million.

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$942,278	$914,149	$850,313
Increase (decrease) in same store sales	2.8%	7.8%	(3.2)%
Gross profit percentage	52.6%	52.1%	50.0%
Number of stores at the end of the period (1)	1,953	1,972	1,993

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales in North America during Fiscal 2011 increased $28.1 million, or 3.1%, from Fiscal 2010. This increase was attributable to an increase in same store sales of $24.7 million, or 2.8%, new store sales of $9.8 million, an increase in shipments to franchisees of $2.3 million and a favorable foreign currency translation effect of our Canadian operations’ sales of $2.1 million, partially offset by a decrease of $10.8 million due to the effect of store closures.

The increase in same store sales was primarily attributable to an increase in average transaction value of 5.4%, partially offset by a decrease in average number of transactions per store of 2.3%.

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

Gross profit

In Fiscal 2011, gross profit percentage increased 50 basis points to 52.6% compared to the gross profit percentage for Fiscal 2010 of 52.1%. The increase in gross profit percentage consisted of a 40 basis point decrease in occupancy costs and a 10 basis point increase in merchandise margin. The improvement in occupancy rate is due to the leveraging effect of higher sales.

In Fiscal 2010, gross profit percentage increased 210 basis points to 52.1% compared to the gross profit percentage for Fiscal 2009 of 50.0%. This increase in gross profit percentage consisted of a 90 basis point improvement in merchandise margin and a 150 basis point decrease in occupancy costs, partially offset by a 30 basis point increase in buying and buying-related costs. Merchandise margin benefited by 30 basis points from reduced inventory shrink. The 150 basis point improvement in occupancy costs is due to the leveraging effect of higher sales partially offset by an unfavorable foreign currency translation effect.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Accessories	49.2	49.8	48.5
Jewelry	50.8	50.2	51.5

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$553,622	$512,248	$492,076
Increase (decrease) in same store sales	(4.4)%	4.3%	1.1%
Gross profit percentage	49.8%	51.7%	51.7%
Number of stores at the end of the period (1)	1,118	1,009	955

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales in our Europe division during Fiscal 2011 increased $41.4 million, or 8.1%, from Fiscal 2010. This increase was attributable to new store sales of $49.9 million and favorable foreign currency translation of our Europe operations’ sales of $28.7 million, partially offset by a decrease in same stores sales of $23.3 million, (4.4)%, and a decrease of $13.9 million due to the effect of store closures.

The decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 7.6%, partially offset by an increase in average transaction value of 2.0%.

Net sales in our Europe division during Fiscal 2010 increased $20.2 million, or 4.1%, from Fiscal 2009. This increase was attributable to new store sales of $23.6 million, an increase in same store sales of $20.0 million, or 4.3%, and an increase in shipments to franchisees of $0.7 million, partially offset by an unfavorable foreign currency translation of our Europe operations’ sales of $19.6 million and a decrease of $4.5 million due to the effect of store closures.

The increase in same store sales was primarily attributable to an increase in average transaction value of 7.8% partially offset by a decrease in average number of transaction per store of 2.4%.

Gross profit

In Fiscal 2011, gross profit percentage decreased 190 basis points to 49.8% compared to the gross profit percentage for Fiscal 2010 of 51.7%. The decrease in gross profit percentage consisted of a 130 basis point increase in occupancy costs and a 70 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns.

In Fiscal 2010, gross profit percentage remained consistent with Fiscal 2009 at 51.7%. Although the gross profit percentage did not change, our Europe division saw an 80 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs, offset by a 90 basis point decrease in merchandise margin. The 80 basis point improvement in occupancy costs is due to the leveraging effect of higher sales and a favorable foreign currency translation effect.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Accessories	61.8	62.7	62.2
Jewelry	38.2	37.3	37.8

	100.0	100.0	100.0

Liquidity and Capital Resources

Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand. Our primary uses of cash are debt service requirements, new store expenditures, and working capital requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2011 than in prior years as a result of cash interest payments for the Senior Secured Toggle Notes, Senior Secured Second Lien Notes and the Euro Loan. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. We anticipate that the existing cash and cash equivalents and cash generated from operations will be sufficient to meet our debt service requirements as they become due, new store expenditures, and future working capital requirements for at least the next twelve months. However, our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness, to satisfy any other present or future debt obligations and our ability to fund future capital expenditures and operating expenses will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in Part I, Item 1A – Risk Factors.

Short-term Debt

On January 24, 2011, we entered into a Euro (“€”) denominated loan (the “Euro loan”) in the amount of €42.4 million that was due on January 24, 2012. The Euro loan bore interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and was payable quarterly. As of January 29, 2011, there was €42.4 million, or the equivalent of $57.7 million, outstanding under the Euro loan, and the weighted-average interest rate for borrowings outstanding was 9.02%. We used the net proceeds of the borrowings for general corporate purposes.

The obligation under the Euro loan was secured by a cash deposit in the amount of €15.0 million, or the equivalent of $20.4 million at January 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of our international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit is classified as “Cash and cash equivalents and restricted cash” in our Consolidated Balance Sheet.

On January 24, 2012, we paid $54.7 million to retire the Euro loan and received the cash deposit of $19.6 million that secured the Euro loan. See Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details.

Credit Facility

Our Credit Facility provides senior secured financing of up to $1.65 billion, consisting of a $1.45 billion senior secured term loan Credit Facility and a $200.0 million senior secured revolving credit facility. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our senior secured term loan Credit Facility and were issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million. As of January 28, 2012, we were in compliance with the covenants in our Credit Facility.

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

On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan Credit Facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan Credit Facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at January 28, 2012, on a notional amount of $200.0 million of the senior secured term loan Credit Facility.

In addition to paying interest on outstanding principal under our Credit Facility, we are required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. We must also pay customary letter of credit fees and agency fees. At January 28, 2012, the weighted average interest rate for borrowings outstanding under our Credit Facility was 3.07% per annum. Any principal amount outstanding of the loans under our Revolver, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on May 29, 2013.

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

Although we did not need to do so, during the quarter ended November 1, 2008, we drew down the remaining $194.0 million available under our Revolver. An affiliate of Lehman Brothers is a member of the facility syndicate, and so immediately after Lehman Brothers filed for bankruptcy, in order to preserve the availability of the commitment, we drew down the full available amount under the Revolver. We received the entire $194.0 million, including the remaining portion of Lehman Brothers affiliate’s commitment of $33 million. We were not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver was classified as a long-term liability in the accompanying Consolidated Balance Sheet as of January 29, 2011. During Fiscal 2011, we paid down the entire $194.0 million of the Revolver (without terminating the commitment) and $241.0 million of indebtedness under the senior secured term loan Credit Facility with the net proceeds from our Senior Secured Second Lien Notes offering. Subsequent to January 28, 2012, we paid $489.8 million of indebtedness under the senior secured term loan Credit Facility with the net proceeds from our Senior Secured First Lien Notes offering. As a result of our initial prepayment under the senior secured term loan Credit Facility, we are no longer required to make any quarterly payments and have a final payment of $664.6 million due May 29, 2014. See Senior Secured First Lien Notes below and Note 16 – Subsequent Events in the Notes to Consolidated Financial Statements.

Senior Notes and Senior Subordinated Notes (“Merger Notes”)

In connection with the Transactions, we also issued a series of notes.

Our senior notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015; and (2) $350.0 million of 9.625%/10.375% senior toggle notes due 2015. The $250.0 million senior notes are unsecured obligations, mature on June 1, 2015 and bear interest at a rate of 9.25% per annum. The $350.0 million senior toggle notes are senior obligations and will mature on June 1, 2015. For any interest period through June 1, 2011, we may, at our option, elect to pay interest on the senior toggle notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding senior toggle notes or by issuing payment in kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. After June 1, 2011, we will make all interest payments on the senior toggle notes in cash. Cash interest on the senior toggle notes will accrue at the rate of 9.625% per annum and be payable in cash. PIK interest on the senior toggle notes will accrue at the cash interest rate per annum plus 0.75% and be payable by issuing PIK notes. When we made a PIK interest election, our debt increased by the amount of such interest and we issued PIK notes on the scheduled semi-annual payment dates. Effective June 2, 2011, the Company began accruing cash interest.

We also issued 10.50% senior subordinated notes due 2017 in an initial aggregate principal amount of $335.0 million. The senior subordinated notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum.

Interest on the Merger Notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 2007. The Merger Notes are also subject to certain redemption and repurchase rights as described in Note 5 – Debt in the Notes to Consolidated Financial Statements.

Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary’s guarantors’ obligations under the Credit Facility. We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our Revolver (without terminating the commitment) and indebtedness under our senior secured term loan Credit Facility.

Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The notes are also subject to certain redemption and repurchase rights as discussed in Note 5 – Debt in the Notes to Consolidated Financial Statements.

Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s Credit Facility. The Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s Credit Facility. The Company used the net proceeds of the offering of the Senior Secured First Lien Notes to reduce $489.8 million of indebtedness under the Company’s senior secured term loan Credit Facility.

Our Merger Notes, Senior Secured Second Lien Notes and the Senior Secured First Lien Notes contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if such notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the respective dates of issuance, such notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants currently apply to us. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 28, 2012, we were in compliance with the covenants.

We elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of January 28, 2012 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.2 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At January 28, 2012, the entire amount of $2.2 million was available for borrowing by us, subject to a reduction of $2.2 million for outstanding bank guarantees.

Analysis of Consolidated Financial Condition

A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating activities	$102,560	$151,259	$75,476
Investing activities	(57,384)	(56,952)	(21,259)
Financing activities	(132,687)	(38,139)	(60,591)

Our working capital at the end of Fiscal 2011 was $154.6 million compared to $195.9 million at the end of Fiscal 2010, a decrease of $41.3 million. The decrease in working capital mainly reflects a decrease in cash and cash equivalents and restricted cash of $29.3 million net of debt payments, an increase in trade accounts and income tax payables of $4.8 million, an increase in accrued liabilities of $12.5 million, and a decrease in prepaid expenses and other of $0.7 million, partially offset by an increase in inventories of $6.0 million.

Cash flows from operating activities

In Fiscal 2011, cash provided by operations activities decreased $48.7 million compared to Fiscal 2010. The primary reasons for the decrease were an increase in interest payments of $27.6 million; an increase in net change in working capital items, excluding cash and cash equivalents and restricted cash, of $25.6 million; an increase in income tax payments of $8.0 million; partially offset by an increase in operating income before impairment of assets, depreciation and amortization expense and stock compensation expense of $12.5 million.

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

Cash flows from investing activities

In Fiscal 2011, cash used in investing activities was $57.4 million and primarily consisted of $76.6 million for capital expenditures, partially offset by a decrease in restricted cash primarily resulting from a return of our deposit securing the Euro Loan. Cash used in investing activities was $57.0 million in Fiscal 2010 and primarily consists of capital expenditures for new store openings, the remodeling of existing stores, improvements to technology systems, acquisitions of lease rights and an increase in restricted cash, partially offset by proceeds received from our sale-leaseback transaction.

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

In Fiscal 2012, we currently expect to incur approximately $75.0 million to $80.0 million of capital expenditures to open new stores, remodel existing stores and to improve technology systems.

Cash flows from financing activities

In Fiscal 2011, cash used in financing activities was $132.7 million which consisted primarily of note repurchases of $78.3 million to retire $15.7 million of Senior Fixed Rate Notes and $69.6 million of Senior Toggle Notes, payment of $54.7 to retire the Euro Loan and net proceeds from the issuance of $450.0 million senior secured second lien notes used to reduce the entire $194.0 million outstanding under the Revolver and repay $244.9 million of indebtedness under the senior secured term loan Credit Facility.

In Fiscal 2010, cash used in financing activities decreased $22.5 million compared to Fiscal 2009. In Fiscal 2010, we received $57.5 million from the Euro Loan and paid $0.5 million of debt issuance costs. In both Fiscal 2010 and Fiscal 2009, we paid $14.5 million for the scheduled principal payments on our Credit Facility. In Fiscal 2010, we paid $79.9 million to retire $14.0 million of Senior Fixed Rate Notes, $57.2 million of Senior Toggle Notes and $22.6 million of Senior Subordinated Notes. We also paid $0.7 million in capital lease payments during Fiscal 2010. During Fiscal 2009, we paid $46.1 million to retire $30.5 million of Senior Toggle Notes and $52.8 million of Senior Subordinated Notes.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash position

As of January 28, 2012, we had cash and cash equivalents and restricted cash of $174.4 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of January 28, 2012, our foreign subsidiaries held cash and cash equivalents of $62.2 million. In 2011, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards at January 28, 2012, we do not expect to pay U.S. income tax on fiscal 2012 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes on any such repatriation.

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

During Fiscal 2009, an impairment charge of approximately $3.1 million was recorded related to our central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois.

Goodwill Impairment

We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 requires a two-step process for determining goodwill impairment. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. We have two reporting units as defined under ASC Topic 350. These reporting units are our North America segment and our Europe segment.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter fiscal 2011 and the fiscal years 2012 through 2016. Beyond fiscal year 2016, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of the Company’s past performance post-recession.

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

Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2011, Fiscal 2010 and Fiscal 2009. The excess of fair value over carrying value for each of our reporting units as of October 29, 2011, the annual testing date for Fiscal 2011, ranged from approximately $160.0 million to approximately $526.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $70.0 million to approximately $304.0 million for each of our reporting units.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. During Fiscal 2010, we recorded a non-cash impairment charge of $12.3 million related to certain franchise agreements which are definite-lived intangible assets. We did not recognize any impairment charges during Fiscal 2011 and Fiscal 2009.

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

During Fiscal 2011, we reported an increase of $4.0 million in valuation allowance against our U.S. deferred tax assets, and no change in valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

On January 29, 2006, we adopted ASC Topic 718, Compensation - Stock Compensation, using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period.

Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Stock-based compensation expense for time-vested stock awards granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was recorded over the requisite service period using the graded-vesting method for the entire award.

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

The fair value of time-vested stock options and the buy one, get one (“BOGO”) options granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were determined using the Black-Scholes option-pricing model. The fair value of performance based stock options issued during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.

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

The incremental compensation cost associated with the modifications to the Company’s Incentive Plan totaled $2.2 million, of which $0.2 million was initially recognized in the second fiscal quarter 2011 and $0.3 million in the third fiscal quarter 2011. The plan modification affected approximately 155 employees. During the fourth quarter of Fiscal 2011, we determined that the achievement of vesting events for the Performance Stock Options was not probable and therefore, reversed the stock compensation expense that was previously recognized for these options. Additionally, we recorded a reversal of stock compensation expense of $5.1 million associated with forfeitures of stock options, including $3.8 million for our former Chief Executive Officer.

Buy-One-Get-One (“BOGO”) Option Offer

On May 20, 2011, the Compensation Committee of the Company also approved an offer pursuant to the amended Incentive Plan to certain employees to purchase a specified number of shares of the common stock of the parent of the Company at a price per share of $10.00 (the “Offer”). For each share purchased, the employee received an option to purchase an additional share at $10.00 (a “BOGO Option”). The Offer was made available to employees who had not previously accepted similar offers from the parent of the Company. The Company granted 179,000 BOGO Options and recognized stock-based compensation expense of approximately $0.3 million in Fiscal 2011 related to these options.

Our estimates of stock price volatility, interest rate, grant date fair value and expected term of options and restricted stock are affected by illiquid credit markets, consumer spending and current and future economic conditions. As future events and their effects can not be determined with precision, actual results could differ significantly from our estimates. See Note 9 – Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements.

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

For derivatives that qualify as cash flow hedges, we report the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized into income immediately. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income. We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.

We may at our discretion terminate or change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Income at that time.

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of January 28, 2012:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years		4-5 years		More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,386.4	$—	$1,154.3	(2)	$522.5	(3)	$709.6	(4)
Capital lease obligation	46.5	2.2	4.6		4.7		35.0
Unrecorded Contractual Obligations:
Operating lease obligations (5)	1,060.2	205.3	342.6		245.9		266.4
Interest (6)	709.6	152.6	282.4		159.2		115.4
Letters of credit	4.8	4.8	—		—		—

Total	$4,207.5	$364.9	$1,783.9		$932.3		$1,126.4

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.
(2)	Includes $1,154.3 million under our senior secured term loan Credit Facility.
(3)	Includes $302.2 million under our Senior Toggle notes and $220.3 million under our Senior Fixed Rate Notes.
(4)	Includes $259.6 million under our Senior Subordinated Notes and $450.0 million under our Senior Secured Second Lien Notes.
(5)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.
(6)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments. Projected interest on variable rate debt is calculated using the applicable interest rate at January 28, 2012, and the effect of the interest rate swap through July 2013 as discussed in Note 6 – Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2011 were 23%, 24%, 24% and 29%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

Impact of Inflation

Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of January 28, 2012, all cash equivalents, excluding restricted cash, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At January 28, 2012 and January 29, 2011, the estimated fair value of the Swap was a liability of approximately $2.2 million and $1.2 million, respectively, and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Consolidated Balance Sheets.

At January 28, 2012, we had fixed rate debt of $1,249.4 million and variable rate debt of $1,154.3 million. Based on our variable rate debt balance (less $200 million hedged by interest rate swaps) as of January 28, 2012, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $9.5 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At January 28, 2012, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income” are $(4.8) million, $0.8 million and $15.5 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholder’s deficit, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 4, 2012

Miami, Florida

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $4,350 and $23,864, respectively	$174,374	$279,766
Inventories	142,104	136,148
Prepaid expenses	20,010	21,449
Other current assets	25,423	24,658

Total current assets	361,911	462,021

Property and equipment:
Furniture, fixtures and equipment	207,620	186,514
Leasehold improvements	281,774	248,030

	489,394	434,544
Less accumulated depreciation and amortization	(281,874)	(233,511)

	207,520	201,033

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(1,805)	(903)

	16,250	17,152

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $49,270 and $38,747, respectively	549,768	557,466
Deferred financing costs, net of accumulated amortization of $55,818 and $41,659, respectively	33,025	36,434
Other assets	44,495	42,287

	2,177,344	2,186,243

Total assets	$2,763,025	$2,866,449

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$76,154
Trade accounts payable	60,704	54,355
Income taxes payable	10,228	11,744
Accrued interest payable	31,859	16,783
Accrued expenses and other current liabilities	104,525	107,115

Total current liabilities	207,316	266,151

Long-term debt	2,386,382	2,236,842
Revolving credit facility	—	194,000
Obligation under capital lease	17,290	17,290
Deferred tax liability	120,452	121,776
Deferred rent expense	28,861	26,637
Unfavorable lease obligations and other long-term liabilities	25,020	30,268

	2,578,005	2,626,813

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,453	621,099
Accumulated other comprehensive income (loss), net of tax	(4,351)	1,416
Accumulated deficit	(637,398)	(649,030)

	(22,296)	(26,515)

Total liabilities and stockholder’s deficit	$2,763,025	$2,866,449

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011	Fiscal Year Ended January 30, 2010
Net sales	$1,495,900	$1,426,397	$1,342,389
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	724,775	685,111	663,269

Gross profit	771,125	741,286	679,120

Other expenses:
Selling, general and administrative	504,360	493,081	466,965
Depreciation and amortization	68,753	65,198	71,471
Impairment of assets	—	12,262	3,142
Severance and transaction-related costs	6,928	741	921
Other (income) expense, net	(1,254)	5,542	(5,493)

	578,787	576,824	537,006

Operating income	192,338	164,462	142,114
Gain on early debt extinguishment	6,405	13,388	36,412
Impairment of equity investment	—	6,030	—
Interest expense, net	176,475	157,706	177,418

Income before income tax expense	22,268	14,114	1,108
Income tax expense	10,636	9,791	11,510

Net income (loss)	$11,632	$4,323	$(10,402)

Net income (loss)	$11,632	$4,323	$(10,402)
Foreign currency translation and interest rate swap adjustments, net of tax	(5,767)	8,363	24,944
Reclassification of foreign currency translation adjustments into net income	—	(9,572)	—

Comprehensive income	$5,865	$3,114	$14,542

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT

(In thousands, except per share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss), net	Accumulated deficit	Total
Balance: January 31, 2009	100	—	609,427	(22,319)	(642,951)	(55,843)
Net loss	—	—	—	—	(10,402)	(10,402)
Stock option expense	—	—	6,518	—	—	6,518
Restricted stock expense, net of unearned compensation	—	—	141	—	—	141
Foreign currency translation adjustment and unrealized gain on interest rate swaps, net of tax	—	—	—	24,944	—	24,944

Balance: January 30, 2010	100	—	616,086	2,625	(653,353)	(34,642)
Net income	—	—	—	—	4,323	4,323
Stock option expense	—	—	4,946	—	—	4,946
Restricted stock expense, net of unearned compensation	—	—	67	—	—	67
Foreign currency translation adjustment and unrealized gain on interest rate swaps, net of tax	—	—	—	8,363	—	8,363
Reclassification of foreign currency translation adjustments into net income	—	—	—	(9,572)	—	(9,572)

Balance: January 29, 2011	100	—	621,099	1,416	(649,030)	(26,515)
Net income	—	—	—	—	11,632	11,632
Stock option benefit	—	—	(1,661)	—	—	(1,661)
Restricted stock expense, net of unearned compensation	—	—	15	—	—	15
Foreign currency translation adjustment and unrealized loss on interest rate swaps, net of tax	—	—	—	(5,767)	—	(5,767)

Balance: January 28, 2012	100	$—	$619,453	$(4,351)	$(637,398)	$(22,296)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011	Fiscal Year Ended January 30, 2010
Cash flows from operating activities:
Net income (loss)	$11,632	$4,323	$(10,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,753	65,198	71,471
Impairment	—	18,292	3,142
Amortization of lease rights and other assets	3,189	3,204	2,199
Amortization of debt issuance costs	13,106	10,005	10,398
Payment of in kind interest expense	11,831	36,872	39,013
Foreign currency exchange net gain on Euro Loan	(1,953)	—	—
Net unfavorable accretion of lease obligations	(657)	(1,490)	(2,151)
Loss (gain) on sale/retirement of property and equipment, net	42	672	(1,389)
Gain on early debt extinguishment	(6,405)	(13,388)	(36,412)
Gain on sale of intangible assets/lease rights	(90)	—	(506)
Stock compensation (benefit) expense	(1,646)	5,013	6,659
(Increase) decrease in:
Inventories	(8,394)	(25,374)	(4,081)
Prepaid expenses	1,376	12,658	1,797
Other assets	(5,852)	751	(5,519)
Increase (decrease) in:
Trade accounts payable	7,311	10,314	(12,744)
Income taxes payable	(1,991)	3,667	5,510
Accrued interest payable	15,081	2,139	1,328
Accrued expenses and other liabilities	(3,071)	14,575	(129)
Deferred income taxes	(2,022)	(595)	4,114
Deferred rent expense	2,320	4,423	3,178

Net cash provided by operating activities	102,560	151,259	75,476

Cash flows from investing activities:
Acquisition of property and equipment, net	(70,908)	(48,711)	(24,952)
Proceeds from sale of property and equipment	—	16,765	1,830
Acquisition of intangible assets/lease rights	(5,709)	(1,104)	(546)
Proceeds from sale of intangible assets/lease rights	816	—	2,409
Changes in restricted cash	18,417	(23,902)	—

Net cash used in investing activities	(57,384)	(56,952)	(21,259)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	(14,500)	(14,500)
Proceeds from note	450,000	—	—
Proceeds from short-term debt	—	57,494	—
Payment of short-term debt	(54,653)	—	—
Repurchases of notes	(78,343)	(79,865)	(46,091)
Payment of debt issuance costs	(10,751)	(503)	—
Principal payments of capital lease	—	(765)	—

Net cash used in financing activities:	(132,687)	(38,139)	(60,591)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,633	1,026	508

Net (decrease) increase in cash and cash equivalents	(85,878)	57,194	(5,866)
Cash and cash equivalents, at beginning of period	255,902	198,708	204,574

Cash and cash equivalents, at end of period	170,024	255,902	198,708
Restricted cash, at end of period	4,350	23,864	—

Cash and cash equivalents and restricted cash, at end of period	$174,374	$279,766	$198,708

Supplemental disclosure of cash flow information:
Income taxes paid	$14,283	$6,332	$3,159
Interest paid	136,533	108,923	126,733
Non-cash investing and financing activities:
Property acquired under capital lease	—	18,055	—

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

Nature of Operations - Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards pre-teens, teenagers, and young adults. The Company is organized into two segments: North America and Europe. The Company operates owned stores throughout the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic and Hungary (Europe segment). Until September 2, 2010, the Company operated stores in Japan through a former 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as licensed stores.

Acquisition of Claire’s Stores, Inc. - In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc.

The purchase of the Company and the related fees and expenses were financed through the issuance of the Merger Notes, borrowings under the Credit Facility, an equity investment by the Sponsors, and cash on hand at the Company.

The closing of the Merger occurred simultaneously with:

•	the closing of the Company’s senior secured term loan facility and revolving credit facility, (the “Revolver”), (collectively the “Credit Facility”) of $1.65 billion;

•	the closing of the Company’s senior notes offering (the “Merger Notes”) in the aggregate principal amount of $935.0 million; and

•	the equity investment by the Sponsors, collectively, of approximately $595.7 million.

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

See Note 5 – Debt for a summary of the terms of the Merger Notes and the Credit Facility.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Until September 2, 2010, the Company accounted for the results of operations of its former 50% ownership interest in Claire’s Nippon under the equity method and included the results within “Other (income) expense, net” in its Consolidated Statements of Operations and Comprehensive Income. On September 2, 2010, the Company no longer had an ownership interest in Claire’s Nippon. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal year ended January 28, 2012 (“Fiscal 2011”), January 29, 2011 (“Fiscal 2010”) and January 30, 2010 (“Fiscal 2009”) consisted of 52 weeks, respectively.

Use of Estimates - The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

Reclassifications - The Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current year presentation.

Cash and Cash Equivalents and Restricted Cash - The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 28, 2012, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities. Restricted cash is not available to the Company for general corporate purposes. As of January 28, 2012, restricted cash consisted of collateral in the amount of $4.4 million for the interest rate swap. As of January 29, 2011, restricted cash consists of a security deposit in the amount of 15.0 million Euros (“€”) ($20.4 million) for the outstanding short-term note payable and collateral in the amount of $3.5 million for the interest rate swap. The restricted cash amount is classified as a current asset in the accompanying Consolidated Balance Sheets since the items it secures are classified as current liabilities. See Note 5 – Debt and Note 6 – Derivatives and Hedging Activities, respectively, for further details.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and average cost method, at an individual item level for Europe.

Prepaid Expenses - Prepaid expenses as of January 28, 2012 and January 29, 2011 included the following components (in thousands):

	January 28, 2012	January 29, 2011
Prepaid rent and occupancy	$16,739	$19,532
Prepaid insurance	1,002	577
Other	2,269	1,340

Total prepaid expenses	$20,010	$21,449

Other Current Assets - Other current assets as of January 28, 2012 and January 29, 2011 included the following components (in thousands):

	January 28, 2012	January 29, 2011
Credit card receivables	$6,141	$5,209
Franchise receivables	2,528	4,139
Store supplies	6,862	6,567
Deferred tax assets, net of valuation allowance	5,852	4,064
Income taxes receivable	393	69
Other	3,647	4,610

Total other current assets	$25,423	$24,658

Property and Equipment - Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the furniture, fixtures, and equipment, which range from five to ten years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Capital Leases - Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income. Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income. On February 19, 2010, the Company sold its North America distribution center/office building (the “Property”) to a third party. The Company received net proceeds of $16.8 million from the sale of the Property. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at the option of the Company and (2) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Company has a $1.1 million letter of credit to secure lease payments for the Property.

Goodwill - As discussed in Note 1 – Nature of Operations and Acquisition of Claire’s Stores, Inc. above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. The purchase price was allocated to assets and liabilities based on estimated fair market values at the date of acquisition. The remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 3 – Impairment Charges for results of impairment testing and Note 4 – Goodwill and Other Intangible Assets, respectively, for more details.

Intangible Assets - Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its Europe subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 3 – Impairment Charges for results of impairment testing and Note 4 – Goodwill and Other Intangible Assets, respectively, for more details.

Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income, were $13.1 million, $10.0 million and $10.4 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Other Assets - Other assets as of January 28, 2012 and January 29, 2011 included the following components (in thousands):

	January 28, 2012	January 29, 2011
Initial direct costs of leases	$16,257	$16,358
Prepaid lease payments	7,366	6,856
Deferred tax assets, non-current	1,424	2,726
Other	19,448	16,347

Total other assets	$44,495	$42,287

On September 2, 2010, the Company converted its former 50% ownership interest in the Claire’s Nippon joint venture into the full and exclusive rights to operate Claire’s stores in all of Asia excluding Japan. The former joint venture partner acquired the right to operate Claire’s stores exclusively in Japan. The Company and the former joint venture partner also agreed to operate Claire’s Nippon under a new license agreement, to replace the existing merchandising agreement and to amend the buying agency agreement. In accordance with Accounting Standards Codification (“ASC”) Subtopic 845-10, Nonmonetary Transactions, the Company measured the conversion based on the fair value of the asset surrendered. The Company recorded the exclusive territory rights as an indefinite-lived intangible asset in the amount of $0.6 million. See Note 4 – Goodwill and Other Intangibles.

The Company recorded its 50% ownership interest of Claire’s Nippon’s net loss in the amounts of $2.5 million and $1.0 million for Fiscal 2010 and Fiscal 2009, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

The initial direct costs of leases and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the net book value of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or asset group. The fair value is estimated based on discounted future cash flows expected to result from the use and eventual disposition of the asset or asset group using a rate that reflects the operating segment’s average cost of capital. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. See Note 3 – Impairment Charges for results of impairment testing.

Accrued Expenses and Other Current Liabilities – Accrued expenses and other current liabilities as of January 28, 2012 and January 29, 2011 included the following components (in thousands):

	January 28, 2012	January 29, 2011
Compensation and benefits	$40,532	$46,121
Gift cards and certificates	22,270	21,917
Sales and local taxes	16,493	14,321
Store rent	3,776	3,753
Interest rate swaps	2,159	1,165
Other	19,295	19,838

Total accrued expenses and other current liabilities	$104,525	$107,115

Revenue Recognition - The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in “Accrued expenses and other current liabilities.” The Company excludes sales taxes collected from customers from “Net sales” in its Consolidated Statements of Operations and Comprehensive Income.

The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income. The franchise fees the Company charges under the franchising agreements are reported in “Other (income) expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in “Accrued expenses and other current liabilities.” Revenue from gift card and gift certificate sales is recognized at the time of redemption.

Cost of Sales - Included within the Company’s Consolidated Statements of Operations and Comprehensive Income line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $12.4 million, $10.0 million and $8.5 million, for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. All depreciation and amortization expense is reported on a separate line on the Company’s consolidated statement of operations.

Advertising Expenses - The Company expenses advertising costs as incurred and include in-store marketing, mall association dues and digital interactive media. Advertising expenses were $15.9 million, $12.8 million and $11.3 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Rent Expense - The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 7 – Commitments and Contingencies.

Stock-Based Compensation - The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.

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

Income Taxes - The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

The Company is subject to tax audits in numerous jurisdictions, including the United States, individual states and localities, and internationally. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. This guidance requires that the Company determine whether a tax position is more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained. See Note 11 – Income Taxes for further information.

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations. These foreign currency transaction losses (gains) were approximately $0.9 million, $5.1 million and $(1.3) million, for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Comprehensive Income - Comprehensive income represents a measure of all changes in shareholder’s deficit except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company’s total comprehensive income consists of net income (loss), foreign currency translation adjustments, reclassification of foreign currency translation adjustments into net income and adjustments for derivative instruments accounted for as cash flow hedges. Amounts included in “Comprehensive income” are recorded net of income taxes.

Derivative Financial Instruments – The Company recognizes the fair value of derivative financial instruments in the Consolidated Balance Sheets. Gain and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

Fair Value Measurements – ASC 820, Fair Value Measurement Disclosures defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at January 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(2,159)	$—	$(2,159)	$—

		Fair Value Measurements at January 29, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(1,165)	$—	$(1,165)	$—

The fair value of the Company’s interest rate swaps represents the estimated amounts the Company would receive or pay to terminate those contracts at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate curves. The Swap entered into on July 28, 2010 is collateralized by cash and thus the Company does not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes. See Note 6 – Derivatives and Hedging Activities for further information.

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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

Fair Value Measurements at January 29, 2011 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable	Impairment
		Identical Assets	Inputs	Inputs	Charges
	Carrying Value	(Level 1)	(Level 2)	(Level 3) (1)	Fiscal 2010
Intangible assets	$28,180	$—	$—	$28,180	$12,262

(1)	See Note 3 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

During Fiscal 2010, franchise agreements with a carrying amount of $40.5 million were written down to their fair value of $28.2 million, resulting in an impairment charge of $12.3 million, which was included in “Impairment of assets” on the Consolidated Statements of Operations and Comprehensive Income.

During Fiscal 2009, long-lived assets held and used with a carrying amount of $20.1 million were written down to their fair value of $17.0 million, resulting in an impairment charge of $3.1 million, which was included in “Impairment of assets” on the Consolidated Statements of Operations and Comprehensive Income.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt, including the current portion, and the revolving credit facility was approximately $2.03 billion at January 28, 2012, compared to a carrying value of $2.39 billion at that date. The estimated fair value of the Company’s debt was approximately $2.36 billion at January 29, 2011, compared to a carrying value of $2.45 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For other debt, fair value is estimated based on quoted prices for similar instruments.

Recent Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation on the face of the financial statements the effects of reclassification out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011. The Company does not expect adoption of ASU 2011-12 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires the presentation of components of other comprehensive income with the components of net income in either a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied retrospectively. The Company does not expect adoption of ASU 2011-05 will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

3.	IMPAIRMENT CHARGES

The Company recorded non-cash impairment charges for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Franchise agreements	$—	$12,262	$—
Investment in Claire’s Nippon	—	6,030	—
Long-lived assets	—	—	3,142

Total impairment charges	$—	$18,292	$3,142

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

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2011, Fiscal 2010 and Fiscal 2009 had a significant impact on the retail industry. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

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

Based on this testing under step 1, no impairment charge was recognized during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

The Company also performed similar impairment testing on its other indefinite lived intangible assets during the fourth quarter of Fiscal 2011, Fiscal 2010 and Fiscal 2009. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. No impairment charge was recognized in Fiscal 2011, Fiscal 2010 and Fiscal 2009.

During the fourth quarter of Fiscal 2010, management performed a strategic review of its franchise business. The franchisees’ continued inability to meet store development expectations prompted the Company to reevaluate its franchise development strategy and to perform a valuation of the franchise agreements, which are definite-lived intangible assets. The Company utilized a discounted cash flow model and determined the franchise agreements intangible assets were impaired. This resulted in the Company recording a non-cash impairment charge of $12.3 million in Fiscal 2010, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income. No impairment charge was recognized for Fiscal 2011 and Fiscal 2009.

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

The Company accounts for long-lived tangible assets under ASC Topic 360, Property, Plant, and Equipment. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected undiscounted future operating cash flows or management’s determination that the long-lived asset has limited future use. If the expected undiscounted future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is measured based on a projected discounted cash flow model using a discount rate that is commensurate with the risk inherent in the business. During Fiscal 2011 and Fiscal 2010, no impairment charges were recognized with regards to long-lived assets. During Fiscal 2009, the Company recognized non-cash impairment charges related to long-lived assets of $3.1 million recorded in “Impairment of assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Transactions, the Company recorded goodwill and other intangible assets at date of acquisition. The Company’s indefinite-lived intangible assets include tradenames and territory rights which are not subject to amortization. The Company’s principal definite-lived intangible assets include lease rights, franchise agreements and leases that existed at date of acquisition with terms that were favorable to market at that date.

The changes in the carrying amount of goodwill during Fiscal 2011 and Fiscal 2010 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of January 28, 2012 and January 29, 2011:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

The carrying amount and accumulated amortization of identifiable intangible assets at January 28, 2012 and January 29, 2011 were (in thousands):

		January 28, 2012		January 29, 2011
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 4.5 to 16.5	$79,261	$(8,216)	$76,409	$(5,996)
Franchise agreements	4 to 9	40,738	(16,678)	40,738	(12,558)
Favorable lease obligations	10	30,791	(24,079)	30,859	(20,000)
Other	5	545	(297)	499	(193)

Total intangible assets subject to amortization		151,335	(49,270)	148,505	(38,747)
Indefinite-lived intangible assets:
Indefinite-lived tradenames		$447,103	$—	$447,108	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		447,703	—	447,708	—
Total intangible assets		$599,038	$(49,270)	$596,213	$(38,747)

(1)	Amounts include lease rights not currently subject to amortization of $50,985 and $51,652 as of January 28, 2012 and January 29, 2011, respectively.

For Fiscal 2011, Fiscal 2010 and Fiscal 2009, amortization expense of $10.8 million, $10.9 million and $13.6 million, respectively, was recognized by the Company. As discussed in Note 3 – Impairment Charges, the Company recognized impairment charges related to intangible assets of $12.3 million in Fiscal 2010. There were no such impairment charges for intangible assets in Fiscal 2011 and Fiscal 2009.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000’s)	Amortizable	Intangible Asset Acquisitions
Lease rights:
Fiscal 2011	$1,855	9.9
Fiscal 2010	978	9.9
Fiscal 2009	435	9.9
Other:
Fiscal 2011	46	5.0
Fiscal 2010	126	5.0
Fiscal 2009	111	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2011 was 9.8 years.

The remaining net amortization as of January 28, 2012 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2012	$8,492
2013	7,552
2014	6,841
2015	5,845
2016	5,103
2017 and thereafter	17,247

Total	$51,080

5.	DEBT

Debt as of January 28, 2012 and January 29, 2011 included the following components (in thousands):

	January 28, 2012	January 29, 2011
Short-term debt and current portion of long-term debt:
Note payable to bank due January 2012	$—	$57,703
Current portion of long-term debt	—	18,451

Total short-term debt and current portion of long-term debt	$—	$76,154

Long-term debt:
Senior secured term loan facility due 2014	$1,154,310	$1,399,250
Senior fixed rate notes due 2015	220,270	236,000
Senior toggle notes due 2015	302,190	360,431
Senior subordinated notes due 2017	259,612	259,612
Senior secured second lien notes due 2019	450,000	—

	2,386,382	2,255,293
Less: current portion of long-term debt	—	(18,451)

Long-term debt	$2,386,382	$2,236,842

Senior secured revolving credit facility due 2013	—	$194,000

Obligation under capital lease	$17,290	$17,290

As of January 28, 2012, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2012	$2,209	$—
2013	2,253	—
2014	2,298	1,154,310
2015	2,344	522,460
2016	2,391	—
Thereafter	35,015	709,612

Total	46,510	$2,386,382

Imputed interest	(29,220)

Present value of minimum capital lease principal payments	17,290
Current portion	—

Long-term capital lease obligation	$17,290

The Company’s interest expense, net for Fiscal 2011, Fiscal 2010 and Fiscal 2009 included the following components (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Term loan facility	$38,226	$53,255	$66,348
Revolving credit facility	1,576	6,110	5,708
Senior fixed rate notes	20,663	22,605	23,154
Senior toggle notes	32,263	36,881	39,021
Senior subordinated notes	27,118	27,620	32,913
Senior secured second lien notes	36,120	—	—
Note payable to bank	5,535	85	—
Capital lease obligation	2,151	1,232	—
Amortization of deferred debt issue costs	13,106	10,005	10,398
Other interest expense	98	57	82
Interest income	(381)	(144)	(206)

Interest expense, net	$176,475	$157,706	$177,418

Accrued interest payable as of January 28, 2012 and January 29, 2011 consisted of the following components (in thousands):

	January 28, 2012	January 29, 2011
Term loan facility	$4,409	$8,239
Revolving credit facility	93	231
Senior fixed rate notes	3,303	3,658
Senior toggle notes	4,714	—
Senior subordinated notes	4,418	4,568
Senior secured second lien notes	14,922	—
Note payable to bank	—	87

Total accrued interest payable	$31,859	$16,783

SHORT-TERM DEBT

On January 24, 2011, the Company entered into a Euro denominated loan (the “Euro loan”) in the amount of €42.4 million that was due on January 24, 2012. The Euro loan bore interest at the three month Euro Interbank Offered Rate (“EURIBOR”) rate plus 8.00% per year and was payable quarterly. As of January 29, 2011, there was €42.4 million, or the equivalent of $57.7 million, outstanding under the Euro loan, and the weighted-average interest rate for borrowings outstanding was 9.02%. The Company used the net proceeds of the borrowings for general corporate purposes.

The obligation under the Euro loan was secured by a cash deposit in the amount of €15.0 million ($20.4 million) at January 29, 2011, and a perfected first lien security interest in all of the issued and outstanding equity interest of one of the Company’s international subsidiaries, Claire’s Holdings S.a.r.l. The cash deposit was classified as “Cash and cash equivalents and restricted cash” in the Company’s Consolidated Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for further details.

On January 24, 2012, the Company paid $54.7 million to retire the Euro loan and received the cash deposit of $19.6 million that secured the Euro loan.

LONG-TERM DEBT

Credit Facility

The Credit Facility is with a syndication of lenders and consists of a $1.45 billion senior secured term loan facility and a $200.0 million senior secured revolving credit facility. The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants, and events of default. At the consummation of the Merger, the Company drew the full amount of the senior secured term loan Credit Facility and was issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million.

The Company drew down the remaining $194.0 million available under the Revolver during Fiscal 2008. The Company was not required to repay any of the Revolver until the due date of May 29, 2013, therefore, the Revolver was classified as a long-term liability in the accompanying Consolidated Balance Sheet as of January 29, 2011. During Fiscal 2011, the Company paid down the entire $194.0 million of the Revolver (without terminating the commitment) and $241.0 million of indebtedness under the senior secured term loan Credit Facility with the net proceeds from the Senior Secured Second Lien Notes offering. Subsequent to January 28, 2012, the Company paid $489.8 million of indebtedness under the senior secured term loan Credit Facility with the net proceeds from the Senior Secured First Lien Notes offering. As a result of the prepayment under the senior secured term loan Credit Facility, the Company is no longer required to make any quarterly payments and has a final payment of $664.6 million due on May 29, 2014. See Senior Secured First Lien Notes below and Note 16 – Subsequent Events to our Consolidated Financial Statements.

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) prime rate in effect on such day and (2) the federal funds effective rate plus 0.50% or (b) LIBOR rate, with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility was 1.75% with respect to alternate base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Credit Facility will be subject to one or more stepdowns, in each case based upon the ratio of our net senior secured debt to EBITDA for the period of four consecutive fiscal quarters most recently ended as of such date (the “Total Net Secured Leverage Ratio”). In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.50% per annum, in respect of the revolving credit commitments thereunder. The commitment fee will be subject to one stepdown, based upon our Total Net Secured Leverage Ratio. The Company must also pay customary letter of credit fees and agency fees. At January 28, 2012 and January 29, 2011, the weighted average interest rate for borrowings outstanding under the Credit Facility was 3.07% and 2.98%, respectively.

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

Senior Notes

In connection with the Transactions, the Company issued $600 million of senior notes in two series:

1)	$250.0 million of 9.25% Senior Notes due 2015 (the “Senior Fixed Rate Notes”), and

2)	$350.0 million of 9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”)

The Senior Fixed Rate Notes are unsecured obligations of the Company and mature on June 1, 2015. Interest is payable semi-annually at 9.25% per annum, which commenced on December 1, 2007.

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

The Company elected to pay interest in kind on its Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million and $98.1 million as of January 28, 2012 and January 29, 2011, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

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

Period	Senior Fixed Rate Notes	Senior Toggle Notes
2011	104.625%	104.813%
2012	102.313%	102.406%
2013 and thereafter	100.000%	100.000%

In addition, prior to June 1, 2011, the Company may redeem the Senior Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus an applicable premium and accrued and unpaid interest, if any.

Upon the occurrence of a change of control, each holder of the Senior Notes has the right to require the Company to repurchase all or any part of such holder’s Senior Notes, at a price in cash equal to 101% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any.

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

In addition, prior to June 1, 2012, the Company may redeem the Senior Subordinated Notes, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Subordinated Notes redeemed plus an applicable premium and accrued and unpaid interest, if any.

Upon the occurrence of a change of control, each holder of the Senior Subordinated Notes has the right to require the Company to repurchase all or any part of such holder’s Senior Subordinated Notes, at a price in cash equal to 101% of the principal amount of the Senior Subordinated Notes redeemed plus accrued and unpaid interest, if any.

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

The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Revolver (without terminating the commitment) and $241.0 million indebtedness under the Company’s senior secured term loan Credit Facility.

On or after March 15, 2015, the Company may redeem the Senior Secured Second Lien Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

Period	Redemption Price
2015	104.438%
2016	102.219%
2017 and thereafter	100.000%

The Merger Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict the Company’s ability and the ability of its subsidiaries to:

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

Certain of these covenants, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of January 28, 2012, the Company is in compliance with the covenants under its Notes.

Europe Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.2 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 28, 2012, the entire amount of $2.2 million was available for borrowing by the Company, subject to a reduction of $2.2 million for outstanding bank guarantees.

Note Repurchases

The following is a summary of the Company’s note repurchase activity during Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

	Fiscal 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Fiscal 2010
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Fixed Rate Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes

	Fiscal 2009
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Toggle Notes	$30,500	$19,744	$11,297
Senior Subordinated Notes	52,763	26,347	25,115

	$83,263	$46,091	$36,412

(1)	Net of deferred issuance cost write-offs of $603 and $1,301 for the Senior Toggle Notes and Senior Subordinated Notes, respectively, and accrued interest write-off of $1,144 for the Senior Toggle Notes.

6.	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income.

The Company may at its discretion change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Income at that time.

On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an interest rate of 3.97% at January 28, 2012, on a notional amount of $200.0 million of the senior secured term loan facility.

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

The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $4.4 million at January 28, 2012. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of January 28, 2012, the three year LIBOR rate was 0.50% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.3 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral.

At January 28, 2012 and January 29, 2011, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $2.2 million and $1.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. Both of these amounts were also recorded, net of tax of approximately $5.7 million as a component in “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets. See Note 2 – Summary of Significant Accounting Policies for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest Rate Swaps	$(993)	$7,587	$9,437

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest expense, net	$(1,839)	$(9,630)	$(19,011)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive income (loss), net of tax” of $1.3 million into interest expense.

7.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009 is set forth below (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Minimum store rentals	$212,519	$199,304	$199,908
Store rentals based on net sales	3,152	2,990	1,454
Other rental expense	11,352	11,751	13,181

Total rental expense	$227,023	$214,045	$214,543

Minimum aggregate rental commitments as of January 28, 2012 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2012	$205,279
2013	182,542
2014	160,035
2015	137,278
2016	108,614
Thereafter	266,470

Total	$1,060,218

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $4.1 million and $3.6 million as of January 28, 2012 and January 29, 2011, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

Legal – The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding heavy metal and chemical content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Employment Agreements – The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

Other – Approximately 69% of the merchandise purchased by the Company in Fiscal 2011 was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax for Fiscal 2011, Fiscal 2010 and Fiscal 2009 (in thousands, net of tax):

	Foreign Currency Translation	Derivative Instruments	Total
Balance as of January 31, 2009	$(9,861)	$(12,458)	$(22,319)
Foreign currency translation adjustment, net of tax of $833	15,507	—	15,507
Unrealized gain on interest rate swaps, net of tax of $1,546	—	9,437	9,437

Balance as of January 30, 2010	5,646	(3,021)	2,625
Foreign currency translation adjustment, net of tax of $(149)	776	—	776
Unrealized gain on interest rate swaps, net of tax of $0	—	7,587	7,587
Reclassification of foreign currency translation adjustments into net income , net of tax of $0	(9,572)	—	(9,572)

Balance as of January 29, 2011	(3,150)	4,566	1,416
Foreign currency translation adjustment, net of tax of $(171)	(4,774)	—	(4,774)
Unrealized loss on interest rate swaps, net of tax of $0	—	(993)	(993)

Balance as of January 28, 2012	$(7,924)	$3,573	$(4,351)

Other comprehensive income (loss) for unrealized foreign currency translation adjustments of certain long-term intercompany loans within the Company’s foreign subsidiaries includes income tax expense (benefit) of $(0.2) million, $(0.1) million and $0.8 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. There were no income tax effects on other comprehensive income (loss) related to unrealized losses on foreign currency translation adjustments, excluding the certain long-term intercompany loans, in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

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

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of January 28, 2012, 1,856,247 shares were available for future grants. The Board of Directors of Claire’s Inc. awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $(1.6) million, $5.0 million and $6.7 million, respectively. During Fiscal 2011, the Company recorded a reversal of stock compensation expense of $5.1 million associated with forfeitures of stock options, including $3.8 million for our former Chief Executive Officer. Related income tax expense (benefit) of approximately $0.6 million, $(1.7) million and $(2.3) million were recognized in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The incremental compensation cost associated with the modifications to the Company’s Incentive Plan totaled $2.2 million, of which $0.2 million was initially recognized in the second fiscal quarter 2011 and $0.3 million in the third fiscal quarter 2011. The plan modification affected approximately 155 employees. During the fourth quarter of Fiscal 2011, the Company determined that the achievement of vesting events for the Performance Stock Options was not probable, and therefore, reversed the stock option expense that was previously recognized for these stock options.

Buy-One-Get-One (“BOGO”) Option Offer

On May 20, 2011, the Compensation Committee of the Company also approved an offer pursuant to the amended Incentive Plan to certain employees to purchase a specified number of shares of the common stock of the parent of the Company at a price per share of $10.00 (the “Offer”). For each share purchased, the employee received an option to purchase an additional share at $10.00 (a “BOGO Option”). The Offer was made available to employees who had not previously accepted similar offers from the parent of the Company. The Company granted 179,000 BOGO Options and recognized stock-based compensation expense of approximately $0.3 million in Fiscal 2011 related to these options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Claire’s Inc. approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Board of Directors approved the grant of approximately 713,800, 995,000 and 828,000, respectively, of similar stock options. The Company recognized stock-based compensation (benefit) expense of $(2.2) million, $4.2 million and $5.5 million in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2011 and Fiscal 2010, the Board of Directors granted 186,000 and 6,000, respectively, BOGO options with similar terms. No BOGO options were granted during Fiscal 2009. The Company recognized stock-based compensation expense of $497,000, $702,000 and $1,039,000 in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan from January 29, 2011 through January 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 29, 2011	6,860,014	$10.00
Options granted	899,800	$10.00
Options exercised	—	—
Options forfeited	(1,310,932)	$10.00
Options expired	(105,126)	$10.00

Outstanding as of January 28, 2012	6,343,756	$10.00	3.6

Options vested and expected to vest at January 28, 2012	6,157,479	$10.00	3.6

Exercisable at end of period	2,738,386	$10.00	2.4

The weighted average grant date fair value of options granted in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $2.63, $3.35 and $2.98, respectively.

As of January 28, 2012, there was $3.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years.

For options granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	58.79%	59.25%	55.53%
Weighted average risk-free interest rate	1.23%	2.04%	2.15%
Range of risk-free interest rate	0.69% - 2.20%	1.05% - 2.54%	1.38% - 2.98%
Weighted average expected term (years)	4.57	4.74	4.39

Performance Options (Monte Carlo)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	55.61%	58.66%	53.50%
Weighted average risk-free interest rate	1.63%	2.45%	2.05%
Range of risk-free interest rate	1.24% - 2.59%	1.42% - 2.93%	0.18% - 4.25%
Weighted average expected term (years)	N/A	N/A	N/A

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

Claire’s Inc. will issue new shares to satisfy exercise of stock options. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Claire’s Inc. issued 125,000 shares of restricted common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vest at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Stock-based compensation expense relating to these shares recorded in Fiscal 2011, Fiscal 2010 and Fiscal 2009 approximated $15,000, $67,000 and $141,000, respectively. At January 28, 2012 and January 29, 2011, unearned stock-based compensation related to these shares approximated $0 and $15,000, respectively.

A summary of the activity from January 29, 2011 through January 28, 2012 in the Company’s restricted common stock is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 29, 2011	25,000	$10.00
Granted	—	—
Vested	(25,000)	$10.00
Forfeited	—	—

Nonvested as of January 28, 2012	—	—

10.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2011 and Fiscal 2010. During Fiscal 2009, the cost of Company matching contributions was $152,000.

11.	INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
U.S.	$(24,910)	$(34,663)	$(76,154)
Foreign	47,178	48,777	77,262

Total income before income taxes	$22,268	$14,114	$1,108

The components of income tax expense (benefit) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 were as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Federal:
Current	$107	$22	$378
Deferred	109	1,098	3,541

	216	1,120	3,919

State
Current	1,477	1,622	437
Deferred	(84)	(779)	63

	1,393	843	500

Foreign
Current	10,608	8,737	5,552
Deferred	(1,581)	(909)	1,539

	9,027	7,828	7,091

Total income tax expense	$10,636	$9,791	$11,510

The provision for income taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Valuation allowance	16.1	90.1	1,577.1
Foreign rate differential	(41.4)	(82.5)	(1,927.8)
State and local income taxes, net of federal tax benefit	5.9	(2.5)	(92.1)
Earnings of foreign subsidiaries	27.3	3.0	1,674.7
Change in accrual for estimated tax contingencies	0.5	7.9	199.6
Other, net	4.4	18.4	(427.7)

	47.8%	69.4%	1,038.8%

In Fiscal 2011, the Company’s income tax expense was $10.6 million and its effective income tax rate was 47.8%, including income tax expense of $3.6 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2010, the Company’s income tax expense was $9.8 million and its effective income tax rate was 69.4%, including income tax expense of $12.7 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2009, the Company’s income tax expense was $11.5 million and its effective income tax rate was 1,038.8%, including income tax expense of $17.5 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2011, Fiscal 2010 and Fiscal 2009 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriation to fund transaction related interest, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Deferred tax assets:
Tax carryforwards	$79,509	$69,306
Debt related	24,145	19,708
Compensation & benefits	11,650	15,009
Deferred rent	7,365	7,415
Depreciation	5,734	6,053
Accrued expenses	5,070	4,802
Gift cards	2,751	2,726
Other	1,567	2,198
Inventory	849	1,376

Total gross deferred tax assets	138,640	128,593
Valuation allowance	(124,250)	(120,286)

Total deferred tax assets, net	14,390	8,307

Deferred tax liabilities:
Tradename intangibles	110,569	110,569
Lease rights	7,940	8,555
Earnings from foreign subsidiaries	8,495	3,187
Other	562	982

Total deferred tax liabilities	127,566	123,293

Net deferred tax liability	$(113,176)	$(114,986)

The deferred tax assets and deferred tax liabilities as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Current deferred tax assets, net of valuation allowance	$5,852	$4,064
Current deferred tax liabilities	—	—
Non-current deferred tax assets	1,424	2,726
Non-current deferred tax liabilities, net of valuation allowance	(120,452)	(121,776)

Net deferred tax liability	$(113,176)	$(114,986)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 28, 2012 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$35,672	2028 – 2032
Non-U.S. net operating loss carryforwards	8,502	Indefinite
Non-U.S. net operating loss carryforwards	8,773	2015 – 2027
State net operating loss carryforwards	2,934	2013 – 2032
U.S. foreign tax credits	23,628	2019 – 2022

Total	$79,509

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

In Fiscal 2011, the Company recorded an increase of $4.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2010, the Company recorded a decrease of $11.8 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2009, the Company recorded an increase of $18.3 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2011, Fiscal 2010 and Fiscal 2009 was an increase of $4.0 million, a decrease of $10.3 million and an increase of $20.4 million, respectively.

U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at January 28, 2012 of $213.5 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For Europe subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 28, 2012. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $6.1 million and $0.4 million on Fiscal 2011 and Fiscal 2010 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Beginning balance	$12,670	$12,243	$11,043
Additions based on tax positions related to the current year	1,163	1,694	1,987
Additions for tax positions of prior years	77	—	58
Reductions for tax positions of prior years	(370)	(1,133)	—
Statute expirations	(815)	(134)	(351)
Settlements	(290)	—	(494)

Ending balance	$12,435	$12,670	$12,243

The amount of unrecognized tax benefits at January 28, 2012 of $12.4 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $3.4 million and $3.1 million for the payment of interest and penalties accrued at January 28, 2012 and January 29, 2011, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recognized $0.3 million, $0.7 million and $0.3 million, respectively, in interest and penalties.

On March 9, 2011, the Company was notified by the Canada Revenue Agency that it will proceed with a withholding tax assessment for 2003 through 2007 of approximately $5.5 million, including penalties and interest. In conjunction with this assessment, a security deposit will be required in the amount of approximately $5.5 million until such time a final decision is made by the tax authority. The Company is objecting to this assessment and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. On February 11, 2011, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2007 and did not assess any additional tax liability. The Company is currently under examination by the Internal Revenue Service for Fiscal 2008 and 2009.

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

Within the next 12 months, the Company estimates that the unrecognized tax benefits at January 28, 2012, could be reduced by approximately $0.4 million related to the settlement of various state and local tax examinations for prior periods. Other than the expected settlement for state and local tax positions, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and the Sponsors. Under this management services agreement, Apollo Management and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo Management and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Sponsors $3.0 million for fees in each of Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. These amounts are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company paid store planning and retail design fees to a company owned by a member of one of the Company’s executive officers. These fee are included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company paid fees of approximately $1.5 million, $1.2 million and $0.9 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

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

See Note 16 – Subsequent Events for related party transactions.

13.	SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$346,446	$358,547	$356,000	$434,907	$1,495,900
Gross profit	175,087	183,165	183,495	229,378	771,125
Severance and transaction related costs	343	426	180	5,979	6,928
Gain on early debt extinguishment	249	233	3,986	1,937	6,405
Interest expense, net	46,235	44,335	43,543	42,362	176,475
Income tax (benefit) expense (a)	(732)	3,400	3,193	4,775	10,636
Net income (loss)	(19,597)	(10,143)	1,898	39,474	11,632

(a)	Includes a $3.6 million charge for an increase in the valuation allowance related to deferred tax assets.

	Fiscal 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$322,077	$334,233	$348,175	$421,912	$1,426,397
Gross profit	163,326	175,013	180,602	222,345	741,286
Impairment of assets (b)	—	—	—	12,262	12,262
Severance and transaction related costs	102	212	121	306	741
Gain on early debt extinguishment	4,487	6,249	2,652	—	13,388
Impairment of equity investment (c)	—	6,030	—	—	6,030
Interest expense, net	42,763	40,573	37,132	37,238	157,706
Income tax expense (d)	1,633	1,607	3,369	3,182	9,791
Net income (loss)	(12,300)	(8,345)	3,647	21,321	4,323

(b)	Represents impairment charge related to franchise agreements. See Note 3 – Impairment Charges for detail of impairment charges.
(c)	Represents impairment charge related to equity investment in Claire’s Nippon. See Note 3 – Impairment Charges for detail of impairment charges.
(d)	Includes a $12.7 million charge for an increase in the valuation allowance related to deferred tax assets.

14.	SEGMENT REPORTING

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other (income) expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income within its Europe division. Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other (income) expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income within the Company’s North America division. After September 2, 2010, these former joint venture stores began to operate as licensed stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales:
North America	$942,278	$914,149	$850,313
Europe	553,622	512,248	492,076

Total net sales	$1,495,900	$1,426,397	$1,342,389

Depreciation and amortization:
North America	$41,650	$42,169	$47,574
Europe	27,103	23,029	23,897

Total depreciation and amortization	$68,753	$65,198	$71,471

Segment operating income:
North America	$153,121	$124,606	$88,890
Europe	46,145	52,859	57,287

Total segment operating income	$199,266	$177,465	$146,177

Impairment of assets:
North America	$—	$—	$3,142
Europe	—	12,262	—

Total impairment charges	$—	$12,262	$3,142

Impairment of equity investment:
North America	$—	$6,030	$—
Europe	—	—	—

Total impairment of equity investment	$—	$6,030	$—

Interest expense (income), net:
North America	$171,211	$157,595	$177,496
Europe	5,264	111	(78)

Total interest expense, net	$176,475	$157,706	$177,418

Income (loss) before income taxes:
North America	$(15,637)	$(26,003)	$(56,257)
Europe	37,905	40,117	57,365

Total income before income taxes	$22,268	$14,114	$1,108

Income tax expense:
North America	$1,883	$2,694	$4,559
Europe	8,753	7,097	6,951

Total income tax expense	$10,636	$9,791	$11,510

Net income (loss):
North America	$(17,520)	$(28,697)	$(60,816)
Europe	29,152	33,020	50,414

Net income (loss)	$11,632	$4,323	$(10,402)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Goodwill:
North America	$1,235,651	$1,235,651	$1,235,651
Europe	314,405	314,405	314,405

Total goodwill	$1,550,056	$1,550,056	$1,550,056

Long-lived assets:
North America	$135,555	$142,090	$161,648
Europe	88,215	76,095	66,336

Total long lived assets	$223,770	$218,185	$227,984

Total assets:
North America	$1,402,946	$1,493,210	$1,505,727
Europe	1,360,079	1,373,239	1,328,378

Total assets	$2,763,025	$2,866,449	$2,834,105

Capital Expenditures
North America	$33,784	$20,353	$13,731
Europe	37,124	28,358	11,221

Total capital expenditures	$70,908	$48,711	$24,952

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Total segment operating income	$199,266	$177,465	$146,177
Impairment of assets	—	12,262	3,142
Severance and transaction-related costs	6,928	741	921

Consolidated operating income	$192,338	$164,462	$142,114

Excluded from operating income are impairment charges of $0, $12.3 million and $3.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, segment operating income also excludes severance and transaction-related costs for North America of $3.9 million, $0.4 million and $0.9 million, respectively, and Europe of $3.0 million, $0.3 million and $0, respectively. See Note 3 – Impairment Charges.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Accessories:
North America	30.7	31.8	30.5
Europe	23.2	22.7	23.1

	53.9	54.5	53.6

Jewelry:
North America	31.8	32.0	32.3
Europe	14.3	13.5	14.1

	46.1	45.5	46.4

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2011	Fiscal 2010	Fiscal 2009
United Kingdom	13.7	15.0	16.9

France	9.6	9.1	8.7

	Percentage of Total Long-lived Assets
Long-lived Assets:	January 28, 2012	January 29, 2011
United Kingdom	8.6	10.4

France	4.4	5.7

15.	SUPPLEMENTAL FINANCIAL INFORMATION

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, and on March 4, 2011, issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes. These Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility (the “Guarantors”). The Company’s other subsidiaries, principally its international subsidiaries including its Europe, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

January 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$107,265	$4,908	$62,201	$—	$174,374
Inventories	—	84,608	57,496	—	142,104
Prepaid expenses	676	1,530	17,804	—	20,010
Other current assets	—	15,967	9,456	—	25,423

Total current assets	107,941	107,013	146,957	—	361,911

Property and equipment:
Furniture, fixtures and equipment	4,540	128,650	74,430	—	207,620
Leasehold improvements	1,071	151,891	128,812	—	281,774

	5,611	280,541	203,242	—	489,394
Less accumulated depreciation and amortization	(2,761)	(175,999)	(103,114)	—	(281,874)

	2,850	104,542	100,128	—	207,520

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,805)	—	—	(1,805)

	—	16,250	—	—	16,250

Intercompany receivables	—	234,828	—	(234,828)	—
Investment in subsidiaries	2,138,159	(58,841)	—	(2,079,318)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	6,176	257,592	—	549,768
Deferred financing costs, net	32,432	—	593	—	33,025
Other assets	130	3,788	40,577	—	44,495

	2,456,721	1,421,602	613,167	(2,314,146)	2,177,344

Total assets	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,468	$23,845	$35,391	$—	$60,704
Income taxes payable	—	766	9,462	—	10,228
Accrued interest payable	31,859	—	—	—	31,859
Accrued expenses and other current liabilities	14,890	39,744	49,891	—	104,525

Total current liabilities	48,217	64,355	94,744	—	207,316

Intercompany payables	155,209	—	79,619	(234,828)	—
Long-term debt	2,386,382	—	—	—	2,386,382
Revolving credit facility	—	—	—	—	—
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,825	13,627	—	120,452
Deferred rent expense	—	17,680	11,181	—	28,861
Unfavorable lease obligations and other long-term liabilities	—	24,217	803	—	25,020

	2,541,591	166,012	105,230	(234,828)	2,578,005

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,453	1,435,909	815,866	(2,251,775)	619,453
Accumulated other comprehensive income (loss), net of tax	(4,351)	3,675	(11,780)	8,105	(4,351)
Accumulated deficit	(637,398)	(20,911)	(143,810)	164,721	(637,398)

	(22,296)	1,419,040	660,278	(2,079,318)	(22,296)

Total liabilities and stockholder’s equity (deficit)	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

(1)	Cash and cash equivalents includes restricted cash of $4,350 for “Issuer”

Condensed Consolidating Balance Sheet

January 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$179,529	$3,587	$96,650	$—	$279,766
Inventories	—	84,868	51,280	—	136,148
Prepaid expenses	851	1,680	18,918	—	21,449
Other current assets	—	16,547	8,111	—	24,658

Total current assets	180,380	106,682	174,959	—	462,021

Property and equipment:
Furniture, fixtures and equipment	3,276	119,228	64,010	—	186,514
Leasehold improvements	1,052	143,072	103,906	—	248,030

	4,328	262,300	167,916	—	434,544
Less accumulated depreciation and amortization	(2,205)	(147,857)	(83,449)	—	(233,511)

	2,123	114,443	84,467	—	201,033

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(903)	—	—	(903)

	—	17,152	—	—	17,152

Intercompany receivables	—	366,929	—	(366,929)	—
Investment in subsidiaries	2,303,333	(63,535)	—	(2,239,798)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	9,294	262,172	—	557,466
Deferred financing costs, net	35,973	—	461	—	36,434
Other assets	130	3,842	38,315	—	42,287

	2,625,436	1,552,181	615,353	(2,606,727)	2,186,243

Total assets	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current portion of long-term debt	$18,451	$—	$57,703	$—	$76,154
Trade accounts payable	1,199	24,545	28,611	—	54,355
Income taxes payable	—	644	11,100	—	11,744
Accrued interest payable	16,696	—	87	—	16,783
Accrued expenses and other current liabilities	20,630	37,910	48,575	—	107,115

Total current liabilities	56,976	63,099	146,076	—	266,151

Intercompany payables	346,636	—	20,293	(366,929)	—
Long-term debt	2,236,842	—	—	—	2,236,842
Revolving credit facility	194,000	—	—	—	194,000
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,797	14,979	—	121,776
Deferred rent expense	—	17,230	9,407	—	26,637
Unfavorable lease obligations and other long-term liabilities	—	28,889	1,379	—	30,268

	2,777,478	170,206	46,058	(366,929)	2,626,813

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	621,099	1,435,909	815,866	(2,251,775)	621,099
Accumulated other comprehensive income (loss), net of tax	1,416	3,663	(7,080)	3,417	1,416
Retained earnings (accumulated deficit)	(649,030)	117,214	(126,143)	8,929	(649,030)

	(26,515)	1,557,153	682,645	(2,239,798)	(26,515)

Total liabilities and stockholder’s equity (deficit)	$2,807,939	$1,790,458	$874,779	$(2,606,727)	$2,866,449

(1)	Cash and cash equivalents includes restricted cash of $3,450 for “Issuer” and $20,414 for “Non-Guarantors”

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$869,873	$626,027	$—	$1,495,900
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,920	412,439	306,416	—	724,775

Gross (deficit) profit	(5,920)	457,434	319,611	—	771,125

Other expenses:
Selling, general and administrative	23,116	256,816	224,428	—	504,360
Depreciation and amortization	738	38,001	30,014	—	68,753
Severance and transaction-related costs	2,851	1,100	2,977	—	6,928
Other (income) expense, net	(11,030)	(25)	9,801	—	(1,254)

	15,675	295,892	267,220	—	578,787

Operating (loss) income	(21,595)	161,542	52,391	—	192,338
Gain on early debt extinguishment	6,405	—	—	—	6,405
Interest expense, net	169,107	2,155	5,213	—	176,475

Income (loss) before income taxes	(184,297)	159,387	47,178	—	22,268
Income tax expense	—	1,609	9,027	—	10,636

Income (loss) from continuing operations	(184,297)	157,778	38,151	—	11,632
Equity in earnings of subsidiaries	195,929	4,609	—	(200,538)	—

Net income	11,632	162,387	38,151	(200,538)	11,632
Foreign currency translation and interest rate swap adjustments, net of tax	(5,767)	12	(4,700)	4,688	(5,767)

Comprehensive income	$5,865	$162,399	$33,451	$(195,850)	$5,865

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$847,048	$579,349	$—	$1,426,397
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,222	408,851	271,038	—	685,111

Gross (deficit) profit	(5,222)	438,197	308,311	—	741,286

Other expenses:
Selling, general and administrative	35,132	252,522	205,427	—	493,081
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment of assets	—	—	12,262	—	12,262
Severance and transaction-related costs	372	—	369	—	741
Other (income) expense, net	(20,304)	10,325	15,521	—	5,542

	15,831	301,547	259,446	—	576,824

Operating income (loss)	(21,053)	136,650	48,865	—	164,462
Gain on early debt extinguishment	13,388	—	—	—	13,388
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	156,427	1,190	89	—	157,706

Income (loss) before income taxes	(164,092)	129,430	48,776	—	14,114
Income tax expense	23	1,939	7,829	—	9,791

Income (loss) from continuing operations	(164,115)	127,491	40,947	—	4,323
Equity in earnings of subsidiaries	168,438	4,847	—	(173,285)	—

Net income	4,323	132,338	40,947	(173,285)	4,323
Foreign currency translation and interest rate swap adjustments, net of tax	8,363	1,562	(2,946)	1,384	8,363
Reclassification of foreign currency translation adjustments into net income	(9,572)	(9,572)	—	9,572	(9,572)

Comprehensive income	$3,114	$124,328	$38,001	$(162,329)	$3,114

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2009

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Combined
Net sales	$—	$792,190	$550,199	$—	$1,342,389
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	—	402,594	260,675	—	663,269

Gross profit	—	389,596	289,524	—	679,120

Other expenses:
Selling, general and administrative	31,798	240,657	194,510	—	466,965
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Severance and transaction-related costs	921	—	—	—	921
Other (income) expense, net	(16,768)	20,283	(9,008)	—	(5,493)

	17,390	307,264	212,352	—	537,006

Operating income (loss)	(17,390)	82,332	77,172	—	142,114
Gain on early debt extinguishment	36,412	—	—	—	36,412
Interest expense (income), net	177,518	(11)	(89)	—	177,418

Income (loss) before income taxes	(158,496)	82,343	77,261	—	1,108
Income tax expense	2,503	1,916	7,091	—	11,510

Income (loss) from continuing operations	(160,999)	80,427	70,170	—	(10,402)
Equity in earnings of subsidiaries	150,597	7,101	—	(157,698)	—

Net income (loss)	(10,402)	87,528	70,170	(157,698)	(10,402)
Foreign currency translation and interest rate swap adjustments, net of tax	24,944	4,426	16,457	(20,883)	24,944

Comprehensive income	$14,542	$91,954	$86,627	$(178,581)	$14,542

Condensed Consolidating Statement of Cash Flows

Fiscal 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,632	$162,387	$38,151	$(200,538)	$11,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(195,929)	(4,609)	—	200,538	—
Depreciation and amortization	738	38,001	30,014	—	68,753
Amortization of lease rights and other assets	—	—	3,189	—	3,189
Amortization of debt issuance costs	13,148	—	(42)	—	13,106
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net gain on Euro Loan	—	—	(1,953)	—	(1,953)
Net accretion of favorable (unfavorable) lease obligations	—	(1,174)	517	—	(657)
Loss on sale/retirement of property and equipment, net	—	29	13	—	42
Gain on early debt extinguishment	(6,405)	—	—	—	(6,405)
Gain on sale of intangible assets/lease rights	—	—	(90)	—	(90)
Stock compensation benefit	(1,452)	—	(194)	—	(1,646)
(Increase) decrease in:
Inventories	—	260	(8,654)	—	(8,394)
Prepaid expenses	175	150	1,051	—	1,376
Other assets	—	746	(6,598)	—	(5,852)
Increase (decrease) in:
Trade accounts payable	269	(1,169)	8,211	—	7,311
Income taxes payable	—	124	(2,115)	—	(1,991)
Accrued interest payable	15,163	—	(82)	—	15,081
Accrued expenses and other liabilities	(7,073)	2,174	1,828	—	(3,071)
Deferred income taxes	—	(540)	(1,482)	—	(2,022)
Deferred rent expense	—	450	1,870	—	2,320

Net cash (used in) provided by operating activities	(157,903)	196,829	63,634	—	102,560

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,466)	(26,652)	(42,790)	—	(70,908)
Acquisition of intangible assets/lease rights	—	(46)	(5,663)	—	(5,709)
Proceeds from sale of intangible assets/lease rights	—	—	816	—	816
Changes in restricted cash	(900)	—	19,317	—	18,417

Net cash used in investing activities	(2,366)	(26,698)	(28,320)	—	(57,384)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from note	450,000	—	—	—	450,000
Payment of short-term debt	—	—	(54,653)	—	(54,653)
Repurchase of notes	(78,343)	—	—	—	(78,343)
Payment of debt issuance costs	(10,661)	—	(90)	—	(10,751)
Intercompany activity, net	165,049	(168,751)	3,702	—	—

Net cash provided by (used in) financing activities	87,105	(168,751)	(51,041)	—	(132,687)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(59)	1,692	—	1,633

Net (decrease) increase in cash and cash equivalents	(73,164)	1,321	(14,035)	—	(85,878)
Cash and cash equivalents at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents at end of period	102,915	4,908	62,201	—	170,024
Restricted cash at end of period	4,350	—	—	—	4,350

Cash and cash equivalents and restricted cash at end of period	$107,265	$4,908	$62,201	$—	$174,374

Condensed Consolidating Statement of Cash Flows

Fiscal 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,323	$132,338	$40,947	$(173,285)	$4,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(168,438)	(4,847)	—	173,285	—
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment	—	6,030	12,262	—	18,292
Amortization of lease rights and other assets	—	29	3,175	—	3,204
Amortization of debt issuance costs	9,963	—	42	—	10,005
Payment of in kind interest expense	36,872	—	—	—	36,872
Net accretion of favorable (unfavorable) lease obligations	—	(2,054)	564	—	(1,490)
Loss on sale/retirement of property and equipment, net	—	668	4	—	672
Gain on early debt extinguishment	(13,388)	—	—	—	(13,388)
Stock compensation expense	3,863	—	1,150	—	5,013
(Increase) decrease in:
Inventories	—	(10,966)	(14,408)	—	(25,374)
Prepaid expenses	(342)	12,536	464	—	12,658
Other assets	1,243	4,335	(4,827)	—	751
Increase (decrease) in:
Trade accounts payable	(128)	6,682	3,760	—	10,314
Income taxes payable	—	2,320	1,347	—	3,667
Accrued interest payable	2,053	—	86	—	2,139
Accrued expenses and other liabilities	4,828	1,800	7,947	—	14,575
Deferred income taxes	—	318	(913)	—	(595)
Deferred rent expense	(107)	2,273	2,257	—	4,423

Net cash provided by (used in) operating activities	(118,627)	190,162	79,724	—	151,259

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,248)	(18,310)	(29,153)	—	(48,711)
Proceeds from sale of property and equipment	—	16,765	—	—	16,765
Acquisition of intangible assets/lease rights	—	(126)	(978)	—	(1,104)
Changes in restricted cash	(3,450)	—	(20,452)	—	(23,902)

Net cash provided by (used in) investing activities	(4,698)	(1,671)	(50,583)	—	(56,952)

Cash flows from financing activities:
Payments of Credit facility	(14,500)	—	—	—	(14,500)
Proceeds from short-term debt	—	—	57,494		57,494
Repurchase of notes	(79,865)	—	—	—	(79,865)
Payment of debt issuance costs	—	—	(503)		(503)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	284,631	(176,753)	(107,878)	—	—

Net cash provided by (used in) financing activities	190,266	(177,518)	(50,887)	—	(38,139)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,218	(2,192)	—	1,026

Net increase (decrease) in cash and cash equivalents	66,941	14,191	(23,938)	—	57,194
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	176,079	3,587	76,236	—	255,902
Restricted cash at end of period	3,450	—	20,414	—	23,864

Cash and cash equivalents and restricted cash at end of period	$179,529	$3,587	$96,650	$—	$279,766

Condensed Consolidating Statement of Cash Flows

Fiscal 2009

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,402)	$87,528	$70,170	$(157,698)	$(10,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(150,597)	(7,101)	—	157,698	—
Depreciation and amortization	1,439	43,182	26,850	—	71,471
Impairment of assets	—	3,142	—	—	3,142
Amortization of lease rights and other assets	—	49	2,150	—	2,199
Amortization of debt issuance costs	10,398	—	—	—	10,398
Payment of in kind interest expense	39,013	—	—	—	39,013
Net accretion of favorable (unfavorable) lease obligations	—	(2,550)	399	—	(2,151)
(Gain) loss on sale/retirement of property and equipment, net	(1,430)	20	21	—	(1,389)
Gain on early debt extinguishment	(36,412)	—	—	—	(36,412)
Gain on sale of intangible assets/lease rights	—	—	(506)	—	(506)
Stock compensation expense	4,942	—	1,717	—	6,659
(Increase) decrease in:
Inventories	—	(457)	(3,624)	—	(4,081)
Prepaid expenses	(76)	425	1,448	—	1,797
Other assets	134	(4,926)	(727)	—	(5,519)
Increase (decrease) in:
Trade accounts payable	(1,016)	(3,389)	(8,339)	—	(12,744)
Income taxes payable	—	248	5,262	—	5,510
Accrued interest payable	1,331	—	(3)	—	1,328
Accrued expenses and other current liabilities	(1,424)	229	1,066	—	(129)
Deferred income taxes	2,483	13	1,618	—	4,114
Deferred rent expense	(591)	2,425	1,344	—	3,178

Net cash provided by (used in) operating activities	(142,208)	118,838	98,846	—	75,476

Cash flows from investing activities:
Acquisition of property and equipment, net	(120)	(12,209)	(12,623)	—	(24,952)
Proceeds from sale of property and equipment	1,830	—	—	—	1,830
Acquisition of intangible assets/lease rights	—	(111)	(435)	—	(546)
Proceeds from sale of intangible assets/lease rights	—	—	2,409	—	2,409

Net cash provided by (used in) investing activities	1,710	(12,320)	(10,649)	—	(21,259)

Cash flows from financing activities:
Payments of Credit facility	(14,500)	—	—	—	(14,500)
Repurchase of notes	(46,091)	—	—	—	(46,091)
Intercompany activity, net	155,813	(117,125)	(38,688)	—	—

Net cash provided by (used in) financing activities	95,222	(117,125)	(38,688)	—	(60,591)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(208)	716	—	508

Net increase (decrease) in cash and cash equivalents	(45,276)	(10,815)	50,225	—	(5,866)
Cash and cash equivalents at beginning of period	154,414	211	49,949	—	204,574

Cash and cash equivalents at end of period	$109,138	$(10,604)	$100,174	$—	$198,708

16.	SUBSEQUENT EVENTS

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount of the same series as the $400.0 million aggregate principal amount for an aggregate of $500.0 million. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured credit facility. The Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s senior secured credit facility. The Company used the net proceeds of the offering of the Senior Secured First Lien Notes to reduce $489.8 million of indebtedness under the Company’s senior secured term loan.

The initial purchasers of the Senior Secured First Lien Notes were J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., Apollo Global Securities, LLC and Morgan Joseph TriArtisan LLC. Apollo Global Securities, LLC is an affiliate of Apollo Management VI, L.P., which is the Company’s controlling stockholder. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, a member of the Company’s Board of Directors is an executive of Morgan Joseph TriArtisan Inc., an affiliate of Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured First Lien Notes, the Company paid fees of approximately $0.7 million to Apollo Global Securities, LLC and $0.1 million to Morgan Joseph TriArtisan LLC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Interim Co-Chief Executive Officers and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 28, 2012. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Interim Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Interim Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d – 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Interim Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

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

None.

PART III.

An amendment to this Annual Report on Form 10-K to include Part III of the Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2011.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc. (1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.7	Form of 9.25% Senior Notes due 2015 (1)

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015 (1)

4.9	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.10	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.11	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.12	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (8)

4.13	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (8)

4.14	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (12)

4.15	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (12)

4.16	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.14 hereto) (12)

10.1	Credit Agreement, dated as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc. (to be merged with and into Claire’s Stores, Inc.), as Borrower, the Lenders party thereto, Credit Suisse, as Administrative Agent, Bear Stearns Corporate Lending Inc. and Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, Lehman Commercial Paper Inc. and LaSalle Bank National Association, as Co-Documentation Agents, and Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC, and Lehman Brothers Inc., as Joint Bookrunners and Joint Lead Arrangers (1)

10.2	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments – Claire’s LLC (1)

10.3	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated June 29, 2007 (1)

10.4	1st Amendment to Claire’s Inc. Amended and Restated Stock Incentive Plan (2)

10.5	Standard Form of Option Grant Letter (Target Performance Option and Stretch Performance Option) (1)

10.6	Standard Form of Option Grant Letter (Target Performance Option) (1)

10.7	Standard Form of Director Option Grant Letter (1)

10.8	Standard Form of Co-Investment Letter (9)

10.9	Employment Agreement with Eugene S. Kahn (1)

10.10	Employment Agreement with James Conroy (1)

10.11	Amendment to Employment Agreement with James Conroy (3)

10.12	2nd Amendment to Employment Agreement with James Conroy (7)

10.13	Employment Agreement with Kenny Wilson (4)

10.14	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (6)

10.15	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (5)

10.16	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (5)

10.17	Employment Agreement with Jay Friedman (9)

10.18	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (8)

10.19	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (8)

10.20	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (8)

10.21	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (10)

10.22	Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (10)

10.23	Contract of Employment with Beatrice Lafon (11)

10.24	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (12)

10.25	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (12)

10.26	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (12)

10.27	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (12)

10.28	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (12)

10.29	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (13)

21.1	Subsidiaries of Claire’s Stores, Inc. (14)

24	Power of Attorney (included on signature page) (14)

31.1	Certification of Interim Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (14)

31.2	Certification of Interim Co-Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (14)

31.3	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (14)

32.1	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.2	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.

(2)	Filed previously as exhibit to Form 8-K by the Company on September 12, 2008.
(3)	Filed previously as exhibit to Form 8-K by the Company on April 22, 2009.
(4)	Filed previously as exhibit to Form 10-K/A by the Company on May 27, 2009.
(5)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(6)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(7)	Filed previously as exhibit to Form 10 K/A on June 1, 2010.
(8)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(9)	Filed previously as exhibit to Form 10-K on April 21, 2011.
(10)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(11)	Filed previously as exhibit to Form 10-Q on December 2, 2011.
(12)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(13)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(14)	Filed herewith.
(15)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 4, 2012	By:	/s/ JAMES G. CONROY
James G. Conroy, Interim Co-Chief Executive Officer (principal executive officer)

April 4, 2012	By:	/s/ JAY FRIEDMAN
Jay Friedman, Interim Co-Chief Executive Officer (principal executive officer)

April 4, 2012	By:	/s/ J. PER BRODIN
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

April 4, 2012	/s/ PETER COPSES
Peter Copses, Chairman of the Board of Directors

April 4, 2012	/s/ JAMES G. CONROY
James G. Conroy, Interim Co-Chief Executive Officer

April 4, 2012	/s/ JAY FRIEDMAN
Jay Friedman, Interim Co-Chief Executive Officer

April 4, 2012	/s/ LANCE MILKEN
Lance Milken, Director

April 4, 2012	/s/ GEORGE GOLLEHER
George Golleher, Director

April 4, 2012	/s/ ROBERT J. DINICOLA
Robert J. DiNicola, Director

April 4, 2012	/s/ ROHIT MANOCHA
Rohit Manocha, Director

April 4, 2012	/s/ RON MARSHALL
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document