Form 10-K/A
period 2012-01-28
CLAIRES STORES INC
filed 2012-05-15
CIK 34115

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

As of May 1, 2012, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s,” “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2012, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 4, 2012.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (“Parent”).

In this Amendment, we refer to our fiscal year ended January 28, 2012 as Fiscal 2011 or FY 2011, our fiscal year ended January 29, 2011 as Fiscal 2010 or FY 2010, and our fiscal year ended January 30, 2010 as Fiscal 2009 or FY 2009.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
James G. Conroy	42	Chief Operating Officer and Interim Co-Chief Executive Officer
Jay K. Friedman	60	President of North America and Interim Co-Chief Executive Officer
Beatrice Lafon	52	President of Claire’s Europe
J. Per Brodin	50	Executive Vice President and Chief Financial Officer
Peter P. Copses	53	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	63	Director
George G. Golleher	64	Director
Rohit Manocha	53	Director
Ron Marshall	58	Director
Lance A. Milken	36	Director

James G. Conroy was promoted to President of Claire’s in April 2009, having previously served as our Executive Vice President since December 2007. Upon the resignation of our former Chief Executive Officer in January 2012, Mr. Conroy’s title was changed to Chief Operating Officer of Claire’s Stores, and Mr. Conroy was also appointed to serve as interim Co-Chief Executive Officer of Claire’s Stores, together with Mr. Friedman. Mr. Conroy worked as a full-time consultant to Claire’s from May 2007 to December 2007. Prior to joining Claire’s, Mr. Conroy had 17 years of retail experience, including as a management consultant from July 2001 to December 2007, with positions as a principal of Kurt Salmon Associates and a senior manager of Deloitte Consulting, and as a retail executive with responsibility for strategic planning, merchandising and supply chain management.

Jay K. Friedman became our President of North America in January 2011. Upon the resignation of our former Chief Executive Officer in January 2012, Mr. Friedman was appointed to serve as interim Co-Chief Executive Officer of Claire’s Stores, together with Mr. Conroy. From 2006 to 2010, Mr. Friedman served in various capacities with Jones Apparel Group, including President and Chief Executive Officer of Jones Retail Corporation, Nine West Group from 2006 to 2010, and Group President of Wholesale Footwear from 2006 to 2007. During his tenure as President and CEO of Jones Retail Corporation, Nine West Group, Mr. Friedman had responsibility for a 1,000 store division that operated nine retail concepts and three web businesses. Prior to joining Claire’s, Mr. Friedman had over 25 years of experience in operating and managing major divisions of several large-scale, multi-unit retail and apparel businesses, including, most recently, Jones Apparel Group, and, previously Etienne Aigner, Foot Locker, Dayton Hudson Corporation, May Company and Macy’s.

Beatrice Lafon became our President of Europe in October 2011. From 2000 to 2011, Ms. Lafon served in a variety of executive roles, including Chief Executive Officer of Animal Ltd., Etam Group, and TJ Hughes, and E-Commerce director at Homebase. From 1993 to 2000, Ms. Lafon served in various retail positions at Woolworths Group, including Head of Buying and Business Development from 1993 to 1996. Prior to joining Claire’s, Ms. Lafon had over 30 years of Pan-European retail experience.

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

Peter P. Copses became Chairman of the Company’s board of directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management in 1990. Prior to joining Apollo Management, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as a director of Rexnord Corporation, a diversified, multi-platform industrial company, since July 2006. In addition, since July 2010, Mr. Copses has served as the chairman of the board of directors of CKE Restaurants, Inc. (“CKE”), an owner, operator, franchisor and licensor of quick service restaurants. Mr. Copses also served as a director of Linens ‘n Things, Inc. (“LNT”), a retailer of home textiles, housewares and decorative home accessories, from February 2006 until February 2010. Mr. Copses also served as a director of Rent-A-Center, Inc., the nation’s largest operator of rent-to-own stores, from August 1998 to December 2007. Over the course of the past 20 years, Mr. Copses has served on the board of directors of several other retail businesses, including General Nutrition Centers, Inc. and Zale Corporation. In light of our ownership structure and Mr. Copses’ position with Apollo Management, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.

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

Rohit Manocha became a member of the Company’s board of directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group, Inc., an affiliate of Tri-Artisan. Tri-Artisan is a New York and London based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions and provides investment banking services. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers. In light of our ownership structure and Mr. Manocha’s position with Tri-Artisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.

Ron Marshall has served as a member of the Company’s board of directors since December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., Dart Group Corporation, Barnes & Noble Bookstores, Inc., NBI’s The Office Place and Jack Eckerd Corporation. Mr. Marshall has also been a principal of Wildridge Capital Management since 2006. Mr. Marshall is a certified public accountant. In light of our ownership structure and Mr. Marshall’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Marshall to serve as a director of the Company.

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

Board Composition

The Company’s board of directors is composed of six directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Management indirectly controls a majority of the common stock of our Parent and, as such, Apollo Management has the ability to elect all of the members of our board of directors. Apollo Management has agreed to elect to our board of directors the designee of an affiliate of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Tri-Artisan has invested in one of Apollo Management’s co-investment vehicles that was used to consummate the Merger. Rohit Manocha is the current designee of Tri-Artisan. We are a privately held company. Accordingly, we have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our board of directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors has currently appointed an audit committee and a compensation committee. The members of the audit committee are Peter Copses (Chairman), Lance Milken, Rohit Manocha, and Ron Marshall. The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The board of directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. The members of the compensation committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The compensation committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with other members of our senior management team, for employees other than our named executive officers. The compensation committee, or the full board of directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The audit and compensation committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions-Director Independence.”

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

Code of Ethics

The board of directors has adopted a Code of Ethics that applies to all employees, officers and directors, including the Company’s executive officers and senior financial officers. A waiver from any provision of the code of ethics by our executive officers may only be granted by the audit committee. Our Code of Ethics and Code of Business Conduct and Ethics are posted on our website at www.clairestores.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

Our board of directors, upon consultation with independent compensation consultants and review of comparable peer group companies, negotiated employment agreements and other arrangements with our current named executive officers. In December 2007, our board of directors approved an employment agreement with James Conroy, who was appointed Executive Vice President in December 2007. In April 2009, Mr. Conroy was promoted to President of Claire’s Stores, and the Compensation Committee of the board of directors approved an amendment to Mr. Conroy’s employment agreement. An additional amendment to Mr. Conroy’s employment agreement was approved in May 2010. In February 2008, our board of directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the compensation committee of the board of directors approved an amendment to Mr. Brodin’s compensation arrangements. In January 2011, Jay K. Friedman became our President of North America, and our board of directors approved an employment agreement with Mr. Friedman. In October 2011, Beatrice Lafon became our President of Europe, and our board of directors approved an employment agreement with Ms. Lafon.

This Compensation Disclosure and Analysis describes, among other things, the compensation objectives and the elements of the executive compensation program embodied by the foregoing agreements and arrangements with Messrs. Conroy, Friedman, and Brodin and Ms. Lafon (our current named executive officers in Fiscal 2011), which form the core of the executive compensation program.

During Fiscal 2011, the basic elements of compensation for our current named executive officers remained essentially unchanged.

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

In negotiating the initial employment agreements and arrangements with our current named executive officers, our board of directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of Apollo Management. Our current named executive officers received equity awards that included performance vesting options and have also made equity investments in Parent common stock.

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

In Fiscal 2011, the cash bonus for Mr. Conroy was based on the following combined global and targeted weighted performance metrics: same store sales (36%), new store sales (8%), earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (36%), and free cash flow (20%). In Fiscal 2011, the cash bonus for Mr. Brodin was based on the following combined global and targeted weighted performance metrics: same store sales (31%), new store sales (8%), earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (31%), free cash flow (20%) and expense control (10%). Pursuant to their respective agreements, Mr. Friedman and Ms. Lafon received a guaranteed bonus for Fiscal 2011, based on threshold performance. Ms. Lafon’s guaranteed bonus was prorated because she commenced employment with the Company in October 2011.

The performance bonuses earned for Fiscal 2011 were based on the named executive officer meeting or exceeding the following numeric performance goals established by our Compensation Committee at or near the beginning of Fiscal 2011.

Fiscal 2011 Performance Goals

Bonus Level	Same Store Sales (%)(1)	New Store Sales ($ in millions)(2)	Adjusted EBITDA ($ in millions(3)	Free Cash Flow ($ in millions)	Expense Control (% of Sales)

Threshold	3.04	59	295	197	57.0%

Target	6.84	65	330	232	55.8%

Maximum	10.64	72	365	267	54.6%

(1)	We include a store in the calculation of same store sales once it has been in operation 60 weeks after its initial opening.
(2)	New store sales include sales from stores open less than 60 weeks.
(3)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, as adjusted for certain non-recurring and non-cash expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2011, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2011 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. The last column of the table reflects the actual performance bonus earned by the named executive officer for Fiscal 2011.

Fiscal Year 2011 Bonus Table

Name	Potential Threshold		Potential Target		Potential Maximum		Actual
James G. Conroy President of Claire’s Stores(1)	$332,500	(50%)	$665,000	(100%)	$997,500	(150%)	$0

Jay Friedman President of Claire’s North America(1)	$300,000	(50%)	$600,000	(100%)	$900,000	(150%)	$304,167	(2)

Beatrice Lafon President of Claire’s Europe	$304,195	(50%)	$608,389	(100%)	$912,584	(150%)	$100,306	(2)

J. Per Brodin Executive Vice President and Chief Financial Officer	$152,880	(30%)	$305,760	(60%)	$458,640	(90%)	$0

(1)	Title reflects named executive officer’s position for Fiscal 2011.
(2)	Amount reflects guaranteed bonus paid to the named executive officer for Fiscal 2011 pursuant to the named executive officer’s employment agreement. The guaranteed bonus was prorated, if applicable.

In May 2012, our Compensation Committee revised the Fiscal 2012 percentage range of 50% to 100% of base salary to a range of 25% to 175% of base salary for Messrs. Conroy and Friedman and Ms. Lafon. Mr. Brodin’s Fiscal 2012 percentage range was revised from 30% to 90% of base salary to 15% to 105% of base salary. For Fiscal 2012, our Compensation Committee also added a performance metric based on new store performance for those executive officers that are members of the Company’s real estate committee.

Stock Option Awards. On June 29, 2007, our board of directors and the stockholders of Parent adopted the Claire’s Inc. Amended and Restated Incentive Plan. In May 2011, the Compensation Committee approved certain amendments to the Plan (as amended, the “Incentive Plan”). At the same time, conforming amendments were made to outstanding stock options, including those held by the named executive officers. The Incentive Plan provides employees, directors or consultants who were previously employed by Parent or its affiliates who are in a position to contribute to the long-term success of these entities with shares of Parent common stock or stock options to aid in attracting, retaining and motivating individuals of outstanding ability. The Incentive Plan provides for the grant of shares of common stock, incentive stock options, and non-qualified stock options. The aggregate number of shares currently reserved for issuance under the Incentive Plan is 8,200,000.

The Incentive Plan is administered by our Compensation Committee, which has the authority to determine who should be awarded options or shares, the number of shares to be granted or to be subject to an option, the exercise price or purchase price of such awards, and other applicable terms and conditions. Our Compensation Committee has delegated to the Chief Executive Officer position the authority to grant options under the Incentive Plan to employees at certain non-senior levels that replace former non-senior employees and also seeks input from our Chief Executive Officer position on option grants to senior employees, other than our Chief Executive Officer position. Our board of directors or our Compensation Committee has the power and authority to construe and interpret the Incentive Plan, and their acts are final, conclusive, and binding on all parties.

Stock option grants under the Incentive Plan have previously been divided among time options, performance options and stretch performance options. The stock options generally expire seven years after the date of grant. The time options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). The performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the performance options will vest and become exercisable. The stretch performance options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance options will vest and become exercisable. Prior to an initial public offering, a Measurement Date is the end of a fiscal quarter beginning with or following the last day of the second quarter of our 2009 fiscal year. Prior to an initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, plus (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) the sum of Parent’s debt and capital leases as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date. In addition, effective May 2011, the performance options and certain of the stretch performance options will also vest if prior to the end of Parent’s Fiscal 2012, an initial public offering is consummated at a price at least equal to a specified “target IPO price” (as defined in the Incentive Plan) and if during any four fiscal quarter period prior to or concurrent with the end of Parent’s Fiscal 2012 year certain EBITDA and leverage-based performance targets are achieved (the “2012 Vesting Events”).

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

Management Equity Investments. Our board of directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. For investments made by management employees prior to June 2011, the management employee was granted an option to purchase an additional share of Parent common stock at an exercise price of $10.00 per share. The option expires in seven years. The shares of Parent common stock acquired by the current named executive officers are subject to restrictions on transfer, repurchase rights and other limitations.

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

Jay Friedman. Pursuant to his employment agreement Mr. Friedman is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, non-renewal of the employment agreement or by the executive officer for good reason. In any case, subject to execution of a release of claims, Mr. Friedman is entitled to continued payments of base salary for a twelve month period following such date of termination, but if the termination occurs during the eighteen-month period following a change in control (as defined in the employment agreement), then the payment of base salary shall continue for the longer of the period until the end of the then remaining term or 12 months. Mr. Friedman is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Mr. Friedman will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier. The agreement prohibits Mr. Friedman from engaging in competitive and similar activities and from soliciting clients and customers for the remainder of the period during which the executive is receiving payments, but for no less than one year following his termination of employment, and his agreement provides for customary protection of confidential information and intellectual property.

Upon termination of employment because of death or disability, Mr. Friedman (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

Beatrice Lafon. Pursuant to Ms. Lafon’s employment agreement, either Ms. Lafon or Company may provide the other with a notice of termination, giving the other party 12 months’ written notice. Once notice is received, regardless of by whom it is provided, pursuant to the above, the Company may, at its sole discretion, terminate Ms. Lafon’s employment with immediate effect by paying her base salary and the value of or continuation of benefits (excluding bonus) in lieu of all or the balance of any unexpired period of notice, at the Company’s choice. The right of the Company to make a payment of base salary and benefits (excluding bonus) in lieu of all or part of a notice period does not give rise to any right to receive such a payment or the right to receive any other payment or benefit thereunder. Alternatively, Company may terminate the agreement with immediate effect and without any payment if Ms. Lafon commits gross negligence or a number of other serious breaches of her obligations, as outlined in the agreement. The agreement prohibits Ms. Lafon from engaging in competitive and similar activities and from soliciting clients and customers for up to one year following her termination of employment, and her agreement provides for customary protection of confidential information and intellectual property.

Upon termination, however arising, Ms. Lafon shall not be entitled to any compensation for the loss of any rights or benefits under any share option, bonus, long-term incentive plan or other profit sharing or equity scheme operated by the Company in which Ms. Lafon may participate, which rights and benefits shall at all times remain governed by the rules of the relevant plan(s), option agreement, and vesting schedule.

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

Former Named Executive Officers

SEC rules require that the Company disclose compensation information for: (i) all individuals serving as the Company’s principal executive officer at any time during the last completed fiscal year, (ii) all individuals serving as the Company’s principal financial officer at any time during the last completed fiscal year, (iii) the Company’s three most highly compensated individuals, other than the individuals listed in clauses (i) and (ii), who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year, and whose total compensation exceeded $100,000. As a result, the Executive Compensation section of this Form 10-K/A contains compensation information for our current named executive officers, as well as the following former executive officers of the Company: former Chief Executive Officer, Eugene Kahn, and former President Europe, Kenny Wilson. Severance payments, if any, to our former named executive officers were made pursuant to employment agreements or other contractual arrangements with these individuals, and are included in the Summary Compensation Table, if applicable.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2011 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Peter P. Copses—Chairman

Rohit Manocha

Lance A. Milken

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Manocha and Milken were the only members of the compensation committee during FY 2011. No member of the compensation committee is now, or was during FY 2011 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our compensation committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our current named executive officers in Fiscal 2011, 2010, and 2009 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James G. Conroy Interim Co-Chief Executive Officer and Chief Operating Officer	2011 2010 2009	685,435 648,750 600,000	0(2) 931,137(2) 590,190(2)	0 0 0	30,227 0 346,250	0 0 0	12,459(3) 10,200 15,356	728,121 1,590,087 1,551,796
Jay Friedman Interim Co-Chief Executive Officer and President North America	2011 2010(6)	603,846 34,615	304,167(4) 150,000(7)	0 0	90,681 1,030,317	0 0	153,922(5) 850	1,152,616 1,215,782
Beatrice Lafon(8) President Europe	2011(9)	164,509	100,306(10)	0	732,402	0	21,203(11)	1,018,420
J. Per Brodin Executive Vice President and Chief Financial Officer	2011 2010 2009	504,700 477,500 440,000	0(2) 399,456(2) 302,714(2)	0 0 0	133,309 0 0	0 0 0	6,600(12) 219,332 6,600	644,609 1,096,288 749,314
Kenny Wilson(8) Former President Europe	2011 2010 2009	540,392 577,613 575,108	0(2) 388,621(2) 769,993(14)	0 0 0	0 0 972,800	0 0 0	35,610(13) 40,275 165,156	576,002 1,006,509 2,483,057
Eugene S. Kahn(15) Former Chief Executive Officer	2011 2010 2009	1,000,000 1,000,000 1,000,000	0(2) 1,400,205(2) 983,650(2)	0 0 0	0 0 0	0 0 0	2,653,657(16) 219,185 142,229	3,653,657 2,619,390 2,125,879

(1)	This column reflects the amounts recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation - Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 9-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2011 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.

(2)	Represents bonus paid in accordance with the annual numeric performance goals established by our Compensation Committee. See Components of Executive Compensation, Bonus.

(3)	Includes (i) reimbursement of relocation expenses of $2,259 and (ii) automobile allowance of $10,200.

(4)	Represents minimum guaranteed bonus paid to Mr. Friedman pursuant to the terms of his employment agreement.

(5)	Includes (i) reimbursement of relocation expenses of $143,722 and (ii) automobile allowance of $10,200.

(6)	Mr. Friedman became an executive officer on January 3, 2011 and the information included in the table reflects his compensation from that date until our FY 2010 year end.

(7)	Represents one-time sign on bonus paid to Mr. Friedman pursuant to the terms of his employment agreement.

(8)	Represents amounts in British pounds converted to U.S. dollars at applicable average exchange rates

(9)	Ms. Lafon became an executive officer on October 3, 2011 and the information included in the table reflects her compensation from that date until our FY 2011 year end.

(10)	Represents prorated guaranteed bonus paid to Ms. Lafon pursuant to the terms of her employment agreement.

(11)	Includes (i) relocation expenses of $12,864, (ii) automobile allowance of $8,059, and (iii) medical insurance expenses of $280.

(12)	Represents automobile allowance.

(13)	Includes (i) automobile allowance of $23,768, and (ii) medical insurance expenses of $11,842.

(14)	Includes (i) one-time minimum guaranteed incentive bonus of $529,877, (ii) additional annual incentive plan bonus of $20,977, and (iii) one-time sign-on bonus of $219,139 pursuant to Mr. Wilson’s employment agreement.

(15)	Mr. Kahn resigned as Chief Executive Officer in January 2012.

(16)	Includes (i) $213,255 for reimbursement of living expenses pursuant to Mr. Kahn’s employment agreement, grossed up for income tax purposes, (ii) $9,350 for automobile allowance, (iii) $10,145 for life insurance reimbursement, and (iv) $2,420,907 as severance payments under the terms of Mr. Kahn’s employment agreement, which represents base salary through May 2014, to be paid through equal payroll installments over the period of time from his resignation through May 2014.

Employment Arrangements with our Executive Officers

James G. Conroy

On December 13, 2007, we entered into an employment agreement with our Executive Vice President, James Conroy, containing the following terms: a base salary of $585,000; a bonus opportunity of 75% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; a target performance option to purchase 175,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a stretch performance option to purchase 87,500 shares of common stock of Parent at an exercise price of $10.00 per share. In addition, Mr. Conroy is entitled to expense reimbursement and other customary employee benefits, and also received a $150,000 relocation bonus and temporary housing expenses. Mr. Conroy was also entitled to a guaranteed minimum annual bonus for Fiscal 2008 of $225,000. Mr. Conroy has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. In March 2008, Mr. Conroy’s annual base salary was increased to $600,000. In April 2009, Mr. Conroy was promoted to President. Mr. Conroy’s Employment Agreement was amended in connection with such promotion, comprised of the following: (i) extension of the expiration of the initial two-year term of the Employment Agreement from February 28, 2010, to April 30, 2011, (ii) an increase from 75% to 100% for the bonus potential that can be earned under the Company’s Annual Incentive Plan for target bonus, (iii) an additional grant of options to purchase an aggregate of 125,000 shares of common stock of the parent of the Company at an exercise price of $10 per share, consisting of 50,000 time-vested options, 50,000 performance-vested options and 25,000 stretch-performance options, and (iv) eligibility to purchase additional shares of common stock of the parent of the Company at $10 per share. In May 2011, Mr. Conroy purchased 10,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment, received an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share pursuant to the terms of the original offer made to him in Fiscal 2007. This matching option vested immediately on the date of issue pursuant to the terms of the original offer made to him in Fiscal 2007. On May 25, 2010, Mr. Conroy’s employment agreement was further amended to provide for an annual base salary of $665,000, effective May 1, 2010, on the basis of his previous promotion to President in April 2009 and his Fiscal 2010 merit increase. In January 2012, Mr. Conroy’s title was changed from President, Claire’s Stores, to Chief Operating Officer. In January 2012, Mr. Conroy’s annual base salary was increased to $700,000 on the basis of his additional appointment as Interim Co-Chief Executive Officer. The agreement provides for automatic renewals for successive one-year periods unless either Mr. Conroy or Parent provides notice of non-renewal.

Jay Friedman

Effective January 3, 2011, we entered into an employment agreement with our President of North America, Jay Friedman, containing the following terms: a base salary of $600,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a target performance option to purchase 80,000 shares of common stock of Parent at an exercise price of $10.00 per share. In May 2011, Mr. Friedman purchased 30,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received an option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Mr. Friedman is entitled to expense reimbursement and other customary employee benefits, and also received a relocation allowance of $100,000, reimbursement up to $15,000 for professional fees incurred by executive in connection with negotiation and documentation of the agreement, and temporary housing expenses. Mr. Friedman also received a guaranteed minimum annual bonus for Fiscal 2011 of $304,167. Mr. Friedman was also entitled to receive a sign-on bonus of $150,000, which was paid to him in January 2011. Mr. Friedman has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a two-year term (terminating on February 2, 2013) and automatic renewal for successive one-year periods unless either Mr. Friedman or the Company provides notice of non-renewal. In January 2012, Mr. Friedman’s annual base salary was increased to $700,000 on the basis of his additional appointment as Interim Co-Chief Executive Officer.

Beatrice Lafon

Effective October 3, 2011, we entered into an employment agreement with our President of Europe, Beatrice Lafon, containing the following terms: a base salary of £380,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a target performance option to purchase 140,000 shares of common stock of Parent at an exercise price of $10.00 per share. Ms. Lafon is entitled to expense reimbursement and other customary employee benefits, as well as relocation, and temporary housing expenses. Ms. Lafon is also entitled to receive a guaranteed minimum annual bonus for Fiscal 2011 of £190,000 pro rata for four months. Ms. Lafon has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property.

J. Per Brodin

On February 11, 2008, Mr. Brodin was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer on the following terms: a base salary of $440,000; a bonus opportunity of 60% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a time option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a target performance option to purchase 60,000 shares of common stock of Parent at an exercise price of $10.00 per share. On May 25, 2010, Mr. Brodin was promoted to the position of Executive Vice President and Chief Financial Officer. In connection with such promotion, Mr. Brodin’s annual base salary was increased to $490,000, effective May 1, 2010, on the basis of his promotion, his added responsibility over our global Information Technology function and his Fiscal 2010 merit increase. In May 2011, as a result of his previous promotion to Executive Vice President, Mr. Brodin received a stretch performance option to purchase 25,000 shares of common stock of Parent at an exercise price of $10.00 per share. In May 2011, Mr. Brodin purchased 25,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received an option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal annual installments, 12 months and 24 months respectively, after the date of issue. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits, and also received reimbursement for relocation and temporary housing expenses. Mr. Brodin is subject to customary restrictive covenants, such as non-competition, non-solicitation and non-disclosure covenants, for a period of 12 months following the termination of his employment.

Grants of Plan-Based Awards in Fiscal 2011

Option grants to our named executive officers in Fiscal 2011 are set forth below:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold (#)	Target (#)	Maximum (#)	Options (#)(2)	Awards ($/Sh)
James G. Conroy
Management Investment Options	5/20/11	—	10,000	—	10,000	10.00	30,227
Jay Friedman
Management Investment Options	5/20/11	—	30,000	—	30,000	10.00	90,681
J. Per Brodin
Stretch Options	5/20/11	—	25,000	—	25,000	10.00	57,750
Management Investment Options	5/20/11	—	25,000	—	25,000	10.00	75,559
Beatrice Lafon
Time Options	10/3/11	—	160,000	—	—	10.00	476,202
Performance Options	10/3/11	—	140,000	—	140,000	10.00	256,200

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note - 9 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2011 Form 10-K.

(2)	This column shows the number of options to purchase Parent common stock with performance-based vesting requirements granted to the named executive officer in Fiscal 2011, which is also reflected in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column of this table.

Outstanding Equity Awards at End of Fiscal 2011

The following table provides information about the number of outstanding equity awards held by our current named executive officers and two former named executive officers at January 28, 2012.

Outstanding Equity Awards at January 28, 2012

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
James G. Conroy
Time Options(1)	200,000	25,000	10.00	(4)
Performance Options(2)		225,000	10.00	(5)
Stretch Options(2)		112,500	10.00	(6)
Management Investment Options(3)	10,000		10.00	5/20/2018
Jay Friedman
Time Options(1)	40,000	120,000	10.00	1/3/2018
Performance Options(2)		160,000	10.00	1/3/2018
Management Investment Options		30,000	10.00	5/20/2018
Beatrice Lafon
Time Options(1)		160,000	10.00	10/3/2018
Performance Options(2)		140,000	10.00	10/3/2018
J. Per Brodin
Time Options(1)	45,000	15,000	10.00	2/11/2015
Performance Options(2)		60,000	10.00	2/11/2015
Stretch Options(2)		25,000	10.00	5/20/2018
Management Investment Options		25,000	10.00	5/20/2018
Eugene S. Kahn(7)
Time Options(1)	477,440		10.00	7/4/2012
Management Investment Options(3)	100,000		10.00	7/4/2012
Kenny Wilson(8)
Time Options(1)	80,000		10.00	2/16/2012

(1)	The time option becomes vested and exercisable in four equal annual installments on May 29, 2008, 2009, 2010 and 2011, subject to acceleration in the event of a change in control.
(2)	See “Compensation Discussion and Analysis – Components of Executive Compensation – Stock Option Awards” for a description of vesting performance options.
(3)	The management investment options are fully-vested.
(4)	Unexercisable time options include: 25,000 options expiring 4/16/2016.
(5)	Unexercisable performance options include: (i) 175,000 options expiring 12/13/2014, and (ii) 50,000 options expiring 4/16/2016.
(6)	Unexercisable stretch options include: (i) 87,500 options expiring 12/13/2014, and (ii) 25,000 options expiring 4/16/2016.
(7)	Mr. Kahn resigned as Chief Executive Officer in January 2012. Pursuant to the terms of his options, Mr. Kahn has until July 5, 2012 to exercise his options. All unexercised options will expire on that date.
(8)	Mr. Wilson resigned as President of Europe effective November 2011. Mr. Wilson’s options expired in February 2012.

Option Exercises and Stock Vested in Fiscal 2011

None of our named executive officers exercised any options during Fiscal 2011. The following table sets forth information with respect to restricted stock held by our former Chief Executive Officer that vested during Fiscal 2011.

	Stock Awards
Name	Number of Shares acquired on Vesting (#)	Value realized on Vesting ($)
Eugene S. Kahn	18,750	187,500	(1)

(1)	Valued at $10.00 per share.

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

Compensation of Directors

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Peter Copses and Lance Milken for their services as directors are paid to Apollo Management, and fees paid to Rohit Manocha for his services as a director are paid to Morgan Joseph Tri-Artisan Capital Partners.

The total compensation of our non-employee directors earned for FY 2011 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses (2)	66,000
Lance A. Milken(2)	66,000
Ron Marshall	63,000
Rohit Manocha (3)	62,000
Robert J. DiNicola	58,000
George G. Golleher	54,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Fees paid to Morgan Joseph Tri-Artisan Capital Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current named executive officers as a group, at March 31, 2012:

Name of Beneficial Owner (1)	Number of		Percentage (2)
Apollo Management VI, L.P.	59,507,500	(3)	97.9
Peter P. Copses(3)(4)	—		—
Lance A. Milken(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Rohit Manocha (3) (5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
James G. Conroy(5)	232,500	(8)	*
Jay Friedman (5)	85,000	(9)	*
Beatrice Lafon(5)	5,000	(13)	*
J. Per Brodin(5)	97,500	(10)	*
Eugene S. Kahn(5)	752,440	(11)	1.2
Kenneth Wilson(5)	—	(12)	*
All officers and directors as a group (10 persons)	1,452,440		2.3

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.

(2)	These percentages are calculated on the basis of 60,774,500 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, the “Apollo Claire’s LLCs,” and together with AIF VI, the “Apollo Funds”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and each of the Apollo Claire’s LLCs. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP and the managers, as well as principal executive officers, of AMH GP, and as such effectively have the power to exercise voting and investment control with respect to the shares of our control with respect to the shares of our Entities. Each of AIF VI and the Apollo Claire’s LLCs disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the other Apollo Funds. Management VI, AIF VI LLC, Apollo Management, Management GP, AMH, AMH GP, Germany VI, Advisors VI, ACM VI, Principal I and Principal I GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all shares of Claire’s Inc. common stock and any other Claire’s Inc. equity interests held of record or beneficially owned by any of the Apollo Funds, Germany VI or the other Apollo Entities, except to the extent of any pecuniary interest therein. The address for AIF VI, each of the Apollo Claire’s LLCs, Advisors VI, ACM VI, Principal I, and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for Germany VI is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP, and each of Messrs. Black, Harris and Rowan, is 9 West 57th St., New York, New York 10019. Each of Messrs. Copses, and Milken, who are each associated with Apollo Management, disclaim beneficial ownership of any equity interests of Claire’s Inc. that may be deemed beneficially owned by any of the Apollo Funds, Germany VI or the Apollo Entities. Includes fully vested options to purchase 40,000 shares of common stock.

(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.

(5)	The address for each of Messrs. DiNicola, Golleher, Kahn, Manocha, Marshall, Conroy, Friedman, Wilson, Brodin and Ms. Lafon is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.

(6)	Includes fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.

(8)	Includes (i) 10,000 owned shares, (ii) fully-vested time option to purchase 212,500 shares, and (iii) fully-vested management investment options to purchase 10,000 shares.

(9)	Includes (i) 30,000 owned shares and (ii) fully-vested time option to purchase 40,000 shares, and (iii) fully vested management investment options to purchase 15,000 shares.

(10)	Includes (i) 25,000 owned shares and (ii) fully-vested time options to purchase 60,000 shares, and (iii) fully-vested management investment options to purchase 12,500 shares.

(11)	Includes (i) 100,000 owned shares, (ii) 75,000 restricted shares of common stock (iii) a fully-vested option to purchase 100,000 shares of common stock, and (iv) a fully-vested time-vested option to purchase 477,440 shares. Mr. Kahn resigned as Chief Executive Officer in January 2012. Pursuant to the terms of his options, Mr. Kahn has until July 5, 2012 to exercise his options. All unexercised options will expire on that date.

(12)	Mr. Wilson resigned as President of Europe effective November 2011. All of his options expired in February 2012 pursuant to their terms.

(13)	Includes 5,000 owned shares.

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

Retail Design Fees

The Company paid store planning and retail design fees to a company owned by the brother-in-law of James Conroy, our Chief Operating Officer and Interim Co-Chief Executive Officer. For Fiscal 2011 and Fiscal 2010, the Company paid fees of approximately $1.3 million and $1.2 million, respectively, which included third party and reimbursable charges of $0.4 million and $0.2 million, respectively. This transaction was approved by the Audit Committee of the Board of Directors.

Senior Secured First Lien Note Offering

In February 2012, the Company issued and sold $400.0 million aggregate principal amount of its 9.00% Senior Secured First Lien Notes due 2019 in a private offering. In March 2012, the Company issued and sold an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes. Apollo Securities, LLC and Morgan Joseph TriArtisan LLC were two of the initial purchasers of the February 2012 notes. Apollo Global Securities, LLC is an affiliate of Apollo Management VI, L.P., which is the Company’s controlling stockholder. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, Rohit Manocha, one of our directors, is co-President of Morgan Joseph TriArtisan Group Inc., an affiliate of Morgan Joseph TriArtisan LLC. In the note offering, the Company paid fees of approximately $0.7 million to Apollo Global Securities, LLC and $0.1 million to Morgan Joseph TriArtisan LLC.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a7 listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At March 31, 2012, Apollo Management VI, L.P. beneficially owned 97.9% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $1,487,735 and $1,459,112 by KPMG LLP for Fiscal 2011 and Fiscal 2010, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,486,235 and $1,457,612 for Fiscal 2011 and Fiscal 2010, respectively.

Audit-Related Fees

For professional services, $0 for Fiscal 2011 and Fiscal 2010, respectively.

Tax Fees

For tax compliance, $0 for Fiscal 2011 and Fiscal 2010, respectively.

All Other Fees

For software license, $1,500 for Fiscal 2011 and Fiscal 2010, respectively.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2011 and Fiscal 2010 were pre-approved by the audit committee.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

3.	Exhibits

The Exhibits filed with this Amendment are as follows:

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

CLAIRE’S STORES, INC.

May 15, 2012	By:	/s/ James G. Conroy
James G. Conroy, Interim Co-Chief Executive
Officer (principal executive officer)

May 15, 2012	By:	/s/ Jay Friedman
Jay Friedman, Interim Co-Chief Executive
Officer (principal executive officer)

May 15, 2012	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)