Form 10-Q
period 2012-04-28
CLAIRES STORES INC
filed 2012-05-25
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Explanatory Note: While registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

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

As of May 1, 2012, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 28, 2012	January 28, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $4,350 and $4,350, respectively	$169,704	$174,374
Inventories	150,360	142,104
Prepaid expenses	21,754	20,010
Other current assets	26,826	25,423

Total current assets	368,644	361,911

Property and equipment:
Furniture, fixtures and equipment	212,549	207,620
Leasehold improvements	290,517	281,774

	503,066	489,394
Less accumulated depreciation and amortization	(296,983)	(281,874)

	206,083	207,520

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(2,031)	(1,805)

	16,024	16,250

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $52,041 and $49,270, respectively	547,455	549,768
Deferred financing costs, net of accumulated amortization of $62,954 and $55,818, respectively	36,266	33,025
Other assets	45,556	44,495

	2,179,333	2,177,344

Total assets	$2,770,084	$2,763,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$69,825	$60,704
Income taxes payable	7,829	10,228
Accrued interest payable	46,678	31,859
Accrued expenses and other current liabilities	98,089	104,525

Total current liabilities	222,421	207,316

Long-term debt	2,398,111	2,386,382
Obligation under capital lease	17,274	17,290
Deferred tax liability	120,053	120,452
Deferred rent expense	29,409	28,861
Unfavorable lease obligations and other long-term liabilities	22,351	25,020

	2,587,198	2,578,005

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,524	619,453
Accumulated other comprehensive loss, net of tax	(1,740)	(4,351)
Accumulated deficit	(657,319)	(637,398)

	(39,535)	(22,296)

Total liabilities and stockholder’s deficit	$2,770,084	$2,763,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	April 28, 2012	April 30, 2011
Net sales	$340,617	$346,446
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	174,003	171,359

Gross profit	166,614	175,087

Other expenses:
Selling, general and administrative	118,582	126,722
Depreciation and amortization	16,715	17,054
Severance and transaction-related costs	53	343
Other expense, net	431	5,311

	135,781	149,430

Operating income	30,833	25,657
Loss (gain) on early debt extinguishment	4,602	(249)
Interest expense, net	47,022	46,235

Loss before income tax benefit	(20,791)	(20,329)
Income tax benefit	(870)	(732)

Net loss	$(19,921)	$(19,597)

Net loss	$(19,921)	$(19,597)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	500	4,464
Net gain on intra-entity foreign currency transactions, net of tax of $276 and $938	1,752	14,264
Unrealized gain (loss) on interest rate swap, net of tax of $0 and $0	359	(297)

Other comprehensive income	2,611	18,431

Comprehensive loss	$(17,310)	$(1,166)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(19,921)	$(19,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,715	17,054
Amortization of lease rights and other assets	817	785
Amortization of debt issuance costs	3,106	5,899
Payment of in kind interest expense	—	9,035
Foreign currency exchange net loss on Euro Loan	—	3,292
Net unfavorable accretion of lease obligations	(90)	(275)
Loss on sale/retirement of property and equipment, net	23	48
Loss (gain) on early debt extinguishment	4,602	(249)
Stock compensation expense	71	974
(Increase) decrease in:
Inventories	(7,501)	6,683
Prepaid expenses	(1,352)	(11,840)
Other assets	(2,977)	(709)
Increase (decrease) in:
Trade accounts payable	10,266	3,693
Income taxes payable	(2,048)	(3,847)
Accrued interest payable	14,819	12,396
Accrued expenses and other liabilities	(6,609)	(21,884)
Deferred income taxes	(2,142)	(1,029)
Deferred rent expense	289	214

Net cash provided by operating activities	8,068	643

Cash flows from investing activities:
Acquisition of property and equipment, net	(13,944)	(15,792)
Acquisition of intangible assets/lease rights	(11)	(1,347)
Changes in restricted cash	—	(300)

Net cash used in investing activities	(13,955)	(17,439)

Cash flows from financing activities:
Payments of Credit facility	(489,750)	(438,940)
Proceeds from Notes	501,500	450,000
Repurchases of Notes	—	(24,014)
Payment of debt issuance costs	(10,970)	(10,152)

Net cash provided by (used in) financing activities	780	(23,106)

Effect of foreign currency exchange rate changes on cash and cash equivalents	437	4,168

Net decrease in cash and cash equivalents	(4,670)	(35,734)
Cash and cash equivalents, at beginning of period	170,024	255,902

Cash and cash equivalents, at end of period	165,354	220,168
Restricted cash, at end of period	4,350	25,966

Cash and cash equivalents and restricted cash, at end of period	$169,704	$246,134

Supplemental disclosure of cash flow information:

Income taxes paid	$3,601	$4,223
Interest paid	29,062	18,912

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 28, 2012 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein which discusses principles of consolidation and summary of significant accounting policies.

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

2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires the presentation of the components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 when the FASB issued ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation on the face of the financial statements the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements including the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g., a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed, such as debt). The Company adopted this guidance in the first quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at April 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(1,799)	$—	$(1,799)	$—

		Fair Value Measurements at January 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(2,159)	$—	$(2,159)	$—

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, current liabilities and long-term debt. Cash and cash equivalents, restricted cash, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.16 billion at April 28, 2012, compared to a carrying value of $2.40 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.03 billion at January 28, 2012, compared to a carrying value of $2.39 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of April 28, 2012 and January 28, 2012 included the following components (in thousands):

	April 28, 2012	January 28, 2012
Long-term debt:
Senior secured term loan facility due 2014	$664,560	$1,154,310
Senior fixed rate notes due 2015	220,270	220,270
Senior toggle notes due 2015	302,190	302,190
Senior subordinated notes due 2017	259,612	259,612
Senior secured first lien notes due 2019 (1)	501,479	—
Senior secured second lien notes due 2019	450,000	450,000

	2,398,111	2,386,382
Less: current portion of long-term debt	—	—

Long-term debt	$2,398,111	$2,386,382

(1)	Amount includes unamortized premium of $1,479 as of April 28, 2012.

See Note 3 for related fair value disclosure on debt.

Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of the assets of the Company and its subsidiary guarantors, subject to certain exceptions and permitted liens. The liens securing the Senior Secured First Lien Notes rank equally to the liens securing the Credit Facility. The Company used the proceeds of the offering of the Senior Secured First Lien Notes to reduce $489.8 million of indebtedness under the Company’s senior secured term loan Credit Facility, and to pay $11.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three months ended April 30, 2011 (in thousands). There was no debt repurchase activity for the three months ended April 28, 2012.

	Three Months Ended April 30, 2011
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (Loss) (1)

Senior Fixed Rate Notes	$10,000	$9,930	$(98)

Senior Toggle Notes	14,155	14,084	347

	$24,155	$24,014	$249

(1)	Net of deferred issuance cost write-offs of $168 for the Senior Fixed Rate Notes and $179 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured First Lien Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) and Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of April 28, 2012, we were in compliance with the covenants under our Credit Facility and Notes.

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three months ended April 28, 2012 and April 30, 2011, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Loss.

The Company may at its discretion change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in accumulated other comprehensive income (loss) on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in accumulated other comprehensive income (loss) at the time of termination of the debt would be recognized in the Consolidated Statements of Operations and Comprehensive Loss at that time.

On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to a portion of the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an all-in fixed interest rate of 3.97% at April 28, 2012, on a notional amount of $200.0 million of the senior secured term loan facility.

The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $4.4 million at April 28, 2012. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of April 28, 2012, the three year LIBOR rate was 0.52% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.3 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral.

At April 28, 2012 and January 28, 2012, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $1.8 million and $2.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. Each of these amounts were also recorded, net of tax of approximately $5.7 million, respectively, as a component in “Accumulated other comprehensive loss, net of tax” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 – Fair Value Measurements for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three months ended April 28, 2012 and April 30, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended			Three months ended
	April 28, 2012	April 30, 2011		April 28, 2012	April 30, 2011

Interest rate swaps	$359	$(297)	Interest expense, net	$(341)	$(465)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive loss, net of tax” of $1.5 million to interest expense.

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

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended April 28, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	6,343,756	$10.00
Options granted	47,375	$10.00
Options exercised	—
Options forfeited	(258,705)	$10.00
Options expired	(86,188)	$10.00

Outstanding at April 28, 2012	6,046,238	$10.00	3.4

Options vested and expected to vest at April 28, 2012	5,904,531	$10.00	3.3

Exercisable at April 28, 2012	2,744,230	$10.00	2.2

The weighted average grant date fair value of options granted during the three months ended April 28, 2012 and April 30, 2011 was $2.44 and $2.81, respectively.

During the three months ended April 28, 2012 and April 30, 2011, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $0.1 million and $1.0 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was 4.2% for the three months ended April 28, 2012. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 28, 2012 by the Company’s U.S. operations.

The effective income tax rate was 3.6% for the three months ended April 30, 2011. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 30, 2011 by the Company’s U.S. operations.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.5 million, including penalties and interest. In conjunction with these assessments, a security deposit will be required in the amount of approximately $5.5 million until such time a final decision is made by the tax authority. The Company is objecting to these assessments and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. The Company’s U.S. Federal income tax returns for Fiscal 2008 and 2009 are currently under review by the Internal Revenue Service.

9.	Related Party Transactions

The Company paid store planning and retail design fees to a Company owned by a family member of one of the Company’s executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss. For the three months ended April 28, 2012 and April 30, 2011, the Company paid fees of approximately $0.6 million and $0.5 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

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

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its Europe division. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Net sales, depreciation and amortization and operating income (loss) for the three months ended April 28, 2012 and April 30, 2011 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 28, 2012	April 30, 2011
Net sales:
North America	$221,575	$224,188
Europe	119,042	122,258

Total net sales	340,617	346,446

Depreciation and amortization:
North America	9,859	10,405
Europe	6,856	6,649

Total depreciation and amortization	16,715	17,054

Operating income (loss) for reportable segments:
North America	34,673	30,624
Europe	(3,787)	(4,624)

Total operating income for reportable segments	30,886	26,000
Severance and transaction-related costs	53	343

Net consolidated operating income	30,833	25,657
Loss (gain) on early debt extinguishment	4,602	(249)
Interest expense, net	47,022	46,235

Net consolidated loss before income tax benefit	$(20,791)	$(20,239)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0 and $0.1 million for the three months ended April 28, 2012 and April 30, 2011, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.1 million and $0.2 million for the three months ended April 28, 2012 and April 30, 2011.

11.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, the Issuer issued $400.0 million aggregate principal amount of Senior Secured First Lien Notes, and on March 12, 2012, issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes, (collectively, the “2012 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its Europe, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

April 28, 2012

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$100,405	$5,174	$64,125	$—	$169,704
Inventories	—	90,070	60,290	—	150,360
Prepaid expenses	667	2,094	18,993	—	21,754
Other current assets	—	17,641	9,185	—	26,826

Total current assets	101,072	114,979	152,593	—	368,644

Property and equipment:
Furniture, fixtures and equipment	4,879	131,105	76,565	—	212,549
Leasehold improvements	1,073	154,588	134,856	—	290,517

	5,952	285,693	211,421	—	503,066
Less accumulated depreciation and amortization	(3,013)	(183,151)	(110,819)	—	(296,983)

	2,939	102,542	100,602	—	206,083

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,031)	—	—	(2,031)

	—	16,024	—	—	16,024

Intercompany receivables	—	269,379	—	(269,379)	—
Investment in subsidiaries	2,156,550	(60,674)	—	(2,095,876)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,012	5,423	256,020	—	547,455
Deferred financing costs, net	36,266	—	—	—	36,266
Other assets	129	4,187	41,240	—	45,556

	2,478,957	1,453,966	611,665	(2,365,255)	2,179,333

Total assets	$2,582,968	$1,687,511	$864,860	$(2,365,255)	$2,770,084

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,478	$28,508	$39,839	$—	$69,825
Income taxes payable	—	(46)	7,875	—	7,829
Accrued interest payable	46,678	—	—	—	46,678
Accrued expenses and other current liabilities	14,530	35,787	47,772	—	98,089

Total current liabilities	62,686	64,249	95,486	—	222,421

Intercompany payables	161,706	—	107,673	(269,379)	—
Long-term debt	2,398,111	—	—	—	2,398,111
Obligation under capital lease	—	17,274	—	—	17,274
Deferred tax liability	—	106,692	13,361	—	120,053
Deferred rent expense	—	17,843	11,566	—	29,409
Unfavorable lease obligations and other long-term liabilities	—	21,646	705	—	22,351

	2,559,817	163,455	133,305	(269,379)	2,587,198

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,524	1,435,909	797,816	(2,233,725)	619,524
Accumulated other comprehensive income (loss), net of tax	(1,740)	4,428	(10,938)	6,510	(1,740)
Retained earnings (accumulated deficit)	(657,319)	19,103	(150,811)	131,708	(657,319)

	(39,535)	1,459,807	636,069	(2,095,876)	(39,535)

Total liabilities and stockholder’s equity (deficit)	$2,582,968	$1,687,511	$864,860	$(2,365,255)	$2,770,084

(1)	Cash and cash equivalents includes restricted cash of $4,350 for “Issuer”

Condensed Consolidating Balance Sheet

January 28, 2012

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended April 28, 2012

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$205,890	$134,727	$—	$340,617
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,291	97,703	75,009	—	174,003

Gross profit (deficit)	(1,291)	108,187	59,718	—	166,614

Other expenses:
Selling, general and administrative	4,387	60,875	53,320	—	118,582
Depreciation and amortization	252	8,743	7,720	—	16,715
Severance and transaction-related costs	5	—	48	—	53
Other (income) expense	(2,334)	(1,509)	4,274	—	431

	2,310	68,109	65,362	—	135,781

Operating income (loss)	(3,601)	40,078	(5,644)	—	30,833
Loss on early debt extinguishment	4,602	—	—	—	4,602
Interest expense, net	45,905	542	575	—	47,022

Income (loss) before income taxes	(54,108)	39,536	(6,219)	—	(20,791)
Income tax expense (benefit)	—	(1,652)	782	—	(870)

Income (loss) from continuing operations	(54,108)	41,188	(7,001)	—	(19,921)
Equity in earnings (loss) of subsidiaries	34,187	(1,173)	—	(33,014)	—

Net income (loss)	(19,921)	40,015	(7,001)	(33,014)	(19,921)
Foreign currency translation adjustments	500	144	(962)	818	500
Net gain on intra-entity foreign currency transactions, net of tax	1,752	609	1,804	(2,413)	1,752
Unrealized gain on interest rate swap, net of tax	359	—	—	—	359

Other comprehensive income	2,611	753	842	(1,595)	2,611

Comprehensive income (loss)	$(17,310)	$40,768	$(6,159)	$(34,609)	$(17,310)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended April 30, 2011

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$209,024	$137,422	$—	$346,446
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,595	98,449	71,315	—	171,359

Gross profit (deficit)	(1,595)	110,575	66,107	—	175,087

Other expenses:
Selling, general and administrative	8,188	62,392	56,142	—	126,722
Depreciation and amortization	181	9,478	7,395	—	17,054
Severance and transaction-related costs	133	—	210	—	343
Other (income) expense	(3,648)	436	8,523	—	5,311

	4,854	72,306	72,270	—	149,430

Operating income (loss)	(6,449)	38,269	(6,163)	—	25,657
Gain on early debt extinguishment	249	—	—	—	249
Interest expense, net	44,230	531	1,474	—	46,235

Income (loss) before income taxes	(50,430)	37,738	(7,637)	—	(20,329)
Income tax expense (benefit)	—	(1,112)	380	—	(732)

Income (loss) from continuing operations	(50,430)	38,850	(8,017)	—	(19,597)
Equity in earnings (loss) of subsidiaries	30,833	(917)	—	(29,916)	—

Net income (loss)	(19,597)	37,933	(8,017)	(29,916)	(19,597)
Foreign currency translation adjustments	4,464	258	425	(683)	4,464
Net gain on intra-entity foreign currency transactions, net of tax	14,264	1,490	14,537	(16,027)	14,264
Unrealized loss on interest rate swap, net of tax	(297)	—	—	—	(297)

Other comprehensive income	18,431	1,748	14,962	(16,710)	18,431

Comprehensive income (loss)	$(1,166)	$39,681	$6,945	$(46,626)	$(1,166)

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 28, 2012

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(19,921)	$40,015	$(7,001)	$(33,014)	$(19,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(34,187)	1,173	—	33,014	—
Depreciation and amortization	252	8,743	7,720	—	16,715
Amortization of lease rights and other assets	—	—	817	—	817
Amortization of debt issuance costs	2,512	—	594	—	3,106
Net accretion of favorable (unfavorable) lease obligations	—	(223)	133	—	(90)
Loss on sale/retirement of property and equipment, net	—	23	—	—	23
Loss on early debt extinguishment	4,602	—	—	—	4,602
Stock compensation expense (benefit)	17	(28)	82	—	71
(Increase) decrease in:
Inventories	—	(5,462)	(2,039)	—	(7,501)
Prepaid expenses	9	(564)	(797)	—	(1,352)
Other assets	—	(2,210)	(767)	—	(2,977)
Increase (decrease) in:
Trade accounts payable	11	4,376	5,879	—	10,266
Income taxes payable	—	(810)	(1,238)	—	(2,048)
Accrued interest payable	14,819	—	—	—	14,819
Accrued expenses and other liabilities	(1)	(3,971)	(2,637)	—	(6,609)
Deferred income taxes	—	(1,621)	(521)	—	(2,142)
Deferred rent expense	—	163	126	—	289

Net cash provided by (used in) operating activities	(31,887)	39,604	351	—	8,068

Cash flows from investing activities:
Acquisition of property and equipment, net	(340)	(6,227)	(7,377)	—	(13,944)
Acquisition of intangible assets/lease rights	(11)	—	—	—	(11)

Net cash used in investing activities	(351)	(6,227)	(7,377)	—	(13,955)

Cash flows from financing activities:
Payments of Credit facility	(489,750)	—	—	—	(489,750)
Proceeds from Notes	501,500	—	—	—	501,500
Payment of debt issuance costs	(10,970)	—	—	—	(10,970)
Intercompany activity, net	24,598	(34,522)	9,924	—	—

Net cash provided by (used in) financing activities	25,378	(34,522)	9,924	—	780

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,411	(974)	—	437

Net increase (decrease) in cash and cash equivalents	(6,860)	266	1,924	—	(4,670)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	96,055	5,174	64,125	—	165,354
Restricted cash, at end of period	4,350	—	—	—	4,350

Cash and cash equivalents and restricted cash, at end of period	$100,405	$5,174	$64,125	$—	$169,704

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 30, 2011

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(19,597)	$37,933	$(8,017)	$(29,916)	$(19,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(30,833)	917	—	29,916	—
Depreciation and amortization	181	9,478	7,395	—	17,054
Amortization of lease rights and other assets	—	—	785	—	785
Amortization of debt issuance costs	5,751	—	148	—	5,899
Payment of in kind interest expense	9,035	—	—	—	9,035
Foreign currency exchange net loss on Euro Loan	—	—	3,292	—	3,292
Net accretion of favorable (unfavorable) lease obligations	—	(430)	155	—	(275)
Loss on sale/retirement of property and equipment, net	—	32	16	—	48
Gain on early debt extinguishment	(249)	—	—	—	(249)
Stock compensation expense	785	—	189	—	974
(Increase) decrease in:
Inventories	—	5,445	1,238	—	6,683
Prepaid expenses	417	(13,491)	1,234	—	(11,840)
Other assets	(11)	(575)	(123)	—	(709)
Increase (decrease) in:
Trade accounts payable	(207)	(1,121)	5,021	—	3,693
Income taxes payable	—	(1,001)	(2,846)	—	(3,847)
Accrued interest payable	12,470	—	(74)	—	12,396
Accrued expenses and other liabilities	(10,825)	(2,483)	(8,576)	—	(21,884)
Deferred income taxes	—	(1,116)	87	—	(1,029)
Deferred rent expense	—	16	198	—	214

Net cash provided by (used in) operating activities	(33,083)	33,604	122	—	643

Cash flows from investing activities:
Acquisition of property and equipment, net	(208)	(4,598)	(10,986)	—	(15,792)
Acquisition of intangible assets/lease rights	—	(7)	(1,340)	—	(1,347)
Changes in restricted cash	(300)	—	—	—	(300)

Net cash used in investing activities	(508)	(4,605)	(12,326)	—	(17,439)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(24,014)	—	—	—	(24,014)
Payment of debt issuance costs	(10,085)	—	(67)	—	(10,152)
Intercompany activity, net	37,742	(44,629)	6,887	—	—

Net cash provided by (used in) financing activities	14,703	(44,629)	6,820	—	(23,106)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	4,041	127	—	4,168

Net decrease in cash and cash equivalents	(18,888)	(11,589)	(5,257)	—	(35,734)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	157,191	(8,002)	70,979	—	220,168
Restricted cash, at end of period	3,750	—	22,216	—	25,966

Cash and cash equivalents and restricted cash, at end of period	$160,941	$(8,002)	$93,195	$—	$246,134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North America division and our Europe division. As of April 28, 2012, we operated a total of 3,074 stores, of which 1,944 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North America division) and 1,130 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our Europe division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.

As of April 28, 2012, we also franchised or licensed 375 stores in Japan, the Middle East, Turkey, Russia, Greece, Guatemala, Malta, Ukraine, Mexico and India. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Loss.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three months ended April 28, 2012 and April 30, 2011 are as follows (dollars in thousands):

	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Net sales	$340,617	$346,446
(Decrease) increase in same store sales	(3.0)%	3.2%
Gross profit percentage	48.9%	50.5%
Selling, general and administrative expenses as a percentage of net sales	34.8%	36.6%
Depreciation and amortization as a percentage of net sales	4.9%	4.9%
Operating income	$30,833	$25,657
Loss (gain) on early debt extinguishment	$4,602	$(249)
Net loss	$(19,921)	$(19,597)
Number of stores at the end of the period (1)	3,074	3,000

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales for the three months ended April 28, 2012 decreased $5.8 million, or 1.7%, from the three months ended April 30, 2011. The decrease was attributable to a decrease in same store sales, the effect of store closures and foreign currency translation effect of our foreign location’s sales, partially offset by new store sales. Net sales would have decreased 0.1% excluding the impact from foreign currency rate changes.

For the three months ended April 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 8.3%, partially offset by an increase in average transaction value of 4.4%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Accessories	50.2	52.4
Jewelry	49.8	47.6

	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

During the three months ended April 28, 2012, gross profit percentage decreased 160 basis points to 48.9% compared to 50.5% during the three months ended April 30, 2011. The decrease in gross profit percentage consisted of a 120 basis point increase in occupancy rate and a 40 basis point decrease in merchandise margin. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by an improvement in initial markups.

Selling, general and administrative expenses

During the three months ended April 28, 2012, selling, general and administrative expenses decreased $8.1 million, or 6.4%, compared to the three months ended April 30, 2011. As a percentage of net sales, selling, general and administrative expenses decreased 180 basis points compared to the three months ended April 30, 2011. Excluding a favorable $2.2 million foreign currency translation effect, selling, general and administrative expenses would have decreased $5.9 million. The majority of the remaining decrease is primarily due to lower compensation-related expenses, such as bonus, salaries and non-cash stock compensation, and a reduction in marketing costs.

Depreciation and amortization expense

During the three months ended April 28, 2012, depreciation and amortization expense decreased $0.4 million to $16.7 million compared to $17.1 million for the three months ended April 30, 2011. Excluding a favorable $0.3 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $0.1 million.

Other expense, net

The following is a summary of other expense activity for the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Foreign currency exchange loss, net	$858	$5,949
Royalty income	(427)	(389)
Other income	—	(249)

	$431	$5,311

During the three months ended April 28, 2012, foreign currency exchange loss, net decreased primarily from a reduction of a $3.3 million net charge recorded in the prior fiscal quarter to remeasure the Euro Loan at the period end foreign exchange rate.

Loss (gain) on early debt extinguishment

During the first quarter of fiscal 2012, we recognized a $4.6 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $489.8 million of indebtedness under our senior secured term loan Credit Facility.

The following is a summary of the Company’s debt repurchase activity for the three months ended April 30, 2011 (in thousands). There was no debt repurchase activity for the three months ended April 28, 2012.

	Three Months Ended April 30, 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (Loss) (1)
Senior Fixed Rate Notes	$10,000	$9,930	$(98)
Senior Toggle Notes	14,155	14,084	347

	$24,155	$24,014	$249

(1)	Net of deferred issuance cost write-offs of $168 for the Senior Fixed Rate Notes and $179 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Interest expense, net

During the three months ended April 28, 2012, net interest expense aggregated $47.0 million compared to $46.2 million for the three months ended April 30, 2011. The increase of $0.8 million is primarily due to interest on the $500.0 million Senior Secured First Lien Notes, partially offset by lower outstanding balances under our senior secured term loan Credit Facility, Senior Fixed Rate Notes and Senior Toggle Notes.

Income taxes

The effective income tax rate for the three months ended April 28, 2012 was 4.2% compared to 3.6% for the three months ended April 30, 2011. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 28, 2012 and April 30, 2011, respectively, by our U.S. operations.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Net sales	$221,575	$224,188
(Decrease) increase in same store sales	(1.7)%	4.8%
Gross profit percentage	52.0%	52.5%
Number of stores at the end of the period (1)	1,944	1,960

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended April 28, 2012, net sales in North America decreased $2.6 million, or 1.2%, from the three months ended April 30, 2011. The decrease was attributable to a decrease in same store sales, the effect of store closures and foreign currency translation effect of our Canadian operations’ sales, partially offset by new store sales. Sales would have decreased 1.0% excluding the impact from foreign currency rate changes.

For the three months ended April 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 8.5%, partially offset by an increase in average transaction value of 6.7%.

During the three months ended April 28, 2012, gross profit percentage decreased 50 basis points to 52.0% compared to 52.5% during the three months ended April 30, 2011. The decrease in gross profit percentage consisted of a 70 basis point increase in occupancy rate, partially offset by a 10 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Accessories	45.9	46.7
Jewelry	54.1	53.3

	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Net sales	$119,042	$122,258
(Decrease) increase in same store sales	(5.5)%	0.1%
Gross profit percentage	43.2%	47.0%
Number of stores at the end of the period (1)	1,130	1,040

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended April 28, 2012, net sales in Europe decreased $3.2 million, or 2.6%, from the three months ended April 30, 2011. The decrease was attributable to a decrease in same store sales, foreign currency translation effect of our foreign location’s sales and the effect of store closures, partially offset by new store sales. Sales would have increased 1.6% excluding the impact from foreign currency rate changes.

For the three months ended April 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 9.6%, partially offset by an increase in average transaction value of 2.0%.

During the three months ended April 28, 2012, gross profit percentage decreased 380 basis points to 43.2% compared to 47.0% during the three months ended April 30, 2011. The decrease in gross profit percentage consisted of a 220 basis point increase in occupancy rate, a 150 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales. The decrease in merchandise margin resulted from an increase in markdowns, partially offset by an improvement in initial markups.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Accessories	57.9	62.5
Jewelry	42.1	37.5

	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended April 28, 2012 and April 30, 2011 is outlined in the table below (in thousands):

	Three Months Ended April 28, 2012	Three Months Ended April 30, 2011
Operating activities	$8,068	$643
Investing activities	(13,955)	(17,439)
Financing activities	780	(23,106)

Cash flows from operating activities

For the three months ended April 28, 2012, cash provided by operations increased $7.4 million compared to the prior year period. The primary reason for the increase was a decrease in working capital and other items, excluding cash and cash equivalents and restricted cash, of $16.2 million, partially offset by an increase in interest payments of $10.2 million.

Cash flows from investing activities

For the three months ended April 28, 2012, cash used in investing activities was $14.0 million and primarily consisted of $13.9 million for capital expenditures. For the three months ended April 30, 2011, cash used in investing activities was $17.4 and primarily consisted of $15.8 million for capital expenditures, and, to a lesser extent, acquisition of lease rights and an increase in restricted cash. During the remainder of Fiscal 2012, we expect to fund between $60.0 million and $65.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended April 28, 2012, cash provided by financing activities was $0.8 million which consisted primarily of net proceeds of $501.5 million from the issuance of Senior Secured First Lien Notes used to repay $489.8 million of indebtedness under the senior secured term loan Credit Facility and pay $11.0 million in financing costs. Cash used in financing activities was $23.1 million for the three months ended April 30, 2011 which consisted primarily of note repurchases of $24.0 million to retire $10.0 million of Senior Fixed Rate Notes and $14.2 million of Senior Toggle notes and net proceeds from the issuance of $450.0 million senior secured second lien notes used to reduce the entire $194.0 million outstanding under the Revolver and repay $244.9 million of indebtedness under the senior secured term loan Credit Facility.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash Position

As of April 28, 2012, we had cash and cash equivalents and restricted cash of $169.7 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of April 28, 2012, our foreign subsidiaries held cash and cash equivalents of $64.1 million. During the three months ended April 28, 2012, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards at April 28, 2012, we do not expect to pay U.S. income tax on fiscal 2012 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations will be sufficient to meet our debt service requirements as they become due, new store expenditures, and future working capital requirements for at least the next twelve months. However, our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness, to satisfy any other present or future debt obligations and our ability to fund future capital expenditures and operating expenses will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond the Company’s control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Senior Secured First Lien Notes

On February 28, 2012, we issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, we issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. The Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of our and our subsidiary guarantor’s assets, subject to certain exceptions and permitted liens. The liens securing the Senior Secured First Lien Notes rank equally to the liens securing the Credit Facility. We used the net proceeds of the offering of the Senior Secured First Lien Notes to reduce $489.8 million of indebtedness under the senior secured term loan Credit Facility, and to pay $11.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Credit Facility

An affiliate of Lehman Brothers was part of the syndicate of financial institutions which committed to extend credit to us under our Revolver. During the three months ended April 28, 2012, we determined that as a result of the Lehman Brothers Chapter 11 Plan of Reorganization such affiliate of Lehman Brothers is no longer obligated to extend credit to us under our Revolver. Although we have no current intent to draw upon the Revolver, up to $33.0 million of borrowing capacity may not be available unless one or more other financial institutions agree to fund the Lehman Brothers’ $33.0 million commitment. At April 28, 2012, we had $4.5 million of letters of credit outstanding which reduces the borrowing availability under the Revolver.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.2 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At April 28, 2012, the entire amount of $2.2 million was available for borrowing by us, subject to a reduction of $2.2 million for outstanding bank guarantees.

Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured First Lien Notes (collectively, the “Notes”) and Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of April 28, 2012, we were in compliance with the covenants under our Credit Facility and Notes.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2011 Annual Report on Form 10-K, filed on April 4, 2012, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: changes in consumer preferences and consumer spending; competition; our level of indebtedness; general economic conditions; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic due to high gasoline prices or other general economic conditions; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increases in the cost of our merchandise; significant increases in our merchandise markdowns; inability to grow our store base in Europe or expand our international franchising operations; inability to design and implement new information systems or disruptions in adapting our information systems to allow for expansion into new geographic markets or grow our

e-commerce sales; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in federal, state or local regulations governing the sale of our products, particularly regulations relating to the content in our products, general employment laws, including laws relating to overtime pay and employee benefits, health care laws, tax laws and import laws; product recalls; data or security breaches of confidential information; loss of key members of management; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2011 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of April 28, 2012, all cash equivalents, excluding restricted cash, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.

Interest Rates

On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At April 28, 2012, the estimated fair value of the Swap was a liability of approximately $1.8 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.

At April 28, 2012, we had fixed rate debt of $1,750.8 million and variable rate debt of $664.6 million. Based on our variable rate debt balance (less $200.0 million for the interest rate swap) as of April 28, 2012, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $4.6 million, net.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At April 28, 2012, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $2.3 million and $18.7 million, net of tax, reflecting the unrealized gain on foreign currency translations and intra-entity foreign currency transactions during the three months ended April 28, 2012 and April 30, 2011, respectively.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Interim Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended April 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 6.	Exhibits

4.14	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.(2)

4.15	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.(2)

4.16	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.14 hereto.(2)

10.24	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.(2)

10.25	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent.(2)

10.26	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent.(2)

10.27

Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent.(2)

10.28	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.(2)

10.29	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.(3)

31.1	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	Certification of Interim Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Interim Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Filed previously as exhibit to Form 8-K by the Company on March 5, 2012.
(3)	Filed previously as exhibit to Form 8-K by the Company on March 14, 2012.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

May 25, 2012	By:	/s/ James G. Conroy
James G. Conroy, Interim Co-Chief Executive Officer (principal executive officer)

May 25, 2012	By:	/s/ Jay Friedman
Jay Friedman, Interim Co-Chief Executive Officer (principal executive officer)

May 25, 2012	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Interim Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Co-Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document