Form 10-Q
period 2012-07-28
CLAIRES STORES INC
filed 2012-08-31
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2012	January 28, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $4,100 and $4,350, respectively	$130,515	$174,374
Inventories	164,235	142,104
Prepaid expenses	18,758	20,010
Other current assets	26,602	25,423

Total current assets	340,110	361,911

Property and equipment:
Furniture, fixtures and equipment	214,552	207,620
Leasehold improvements	289,896	281,774

	504,448	489,394
Less accumulated depreciation and amortization	(301,835)	(281,874)

	202,613	207,520

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(2,257)	(1,805)

	15,798	16,250

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $53,096 and $49,270, respectively	541,665	549,768
Deferred financing costs, net of accumulated amortization of $65,254 and $55,818, respectively	34,037	33,025
Other assets	44,136	44,495

	2,169,894	2,177,344

Total assets	$2,728,415	$2,763,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$58,907	$60,704
Income taxes payable	2,569	10,228
Accrued interest payable	48,543	31,859
Accrued expenses and other current liabilities	94,055	104,525

Total current liabilities	204,074	207,316

Long-term debt	2,398,071	2,386,382
Obligation under capital lease	17,262	17,290
Deferred tax liability	119,256	120,452
Deferred rent expense	28,855	28,861
Unfavorable lease obligations and other long-term liabilities	21,914	25,020

	2,585,358	2,578,005

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,535	619,453
Accumulated other comprehensive loss, net of tax	(14,960)	(4,351)
Accumulated deficit	(664,592)	(637,398)

	(61,017)	(22,296)

Total liabilities and stockholder’s deficit	$2,728,415	$2,763,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Net sales	$359,617	$358,547	$700,234	$704,993
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	177,866	175,382	351,869	346,741

Gross profit	181,751	183,165	348,365	358,252

Other expenses:
Selling, general and administrative	120,329	130,209	238,911	256,931
Depreciation and amortization	15,475	16,352	32,190	33,406
Severance and transaction-related costs	1,144	426	1,197	769
Other expense (income), net	149	(1,181)	580	4,130

	137,097	145,806	272,878	295,236

Operating income	44,654	37,359	75,487	63,016
Gain (loss) on early debt extinguishment	—	233	(4,602)	482
Interest expense, net	48,879	44,335	95,901	90,570

Loss before income tax expense	(4,225)	(6,743)	(25,016)	(27,072)
Income tax expense	3,048	3,400	2,178	2,668

Net loss	$(7,273)	$(10,143)	$(27,194)	$(29,740)

Net loss	$(7,273)	$(10,143)	$(27,194)	$(29,740)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,297)	804	(2,797)	5,267
Net (loss) gain on intra-entity foreign currency transactions, net of tax (benefit) of $(755) $(102), $(479) and $837	(10,092)	(4,850)	(8,340)	9,414
Unrealized gain (loss) on interest rate swap, net of tax of $0, $0, $0 and $0	169	(1,079)	528	(1,376)

Other comprehensive (loss) income	(13,220)	(5,125)	(10,609)	13,305

Comprehensive loss	$(20,493)	$(15,268)	$(37,803)	$(16,435)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Cash flows from operating activities:
Net loss	$(27,194)	$(29,740)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,190	33,406
Amortization of lease rights and other assets	1,585	1,600
Amortization of debt issuance costs	5,367	8,535
Payment of in kind interest expense	—	11,831
Foreign currency exchange net loss on Euro Loan	—	2,158
Net unfavorable accretion of lease obligations	(286)	(382)
Loss on sale/retirement of property and equipment, net	64	58
Loss (gain) on early debt extinguishment	4,602	(482)
Stock compensation (benefit) expense	(918)	2,142
(Increase) decrease in:
Inventories	(25,091)	(8,694)
Prepaid expenses	148	(10,930)
Other assets	(5,711)	(1,912)
Increase (decrease) in:
Trade accounts payable	1,909	6,899
Income taxes payable	(7,057)	(5,814)
Accrued interest payable	16,684	15,462
Accrued expenses and other liabilities	(8,093)	(19,246)
Deferred income taxes	(1,297)	(1,349)
Deferred rent expense	239	647

Net cash (used in) provided by operating activities	(12,859)	4,189

Cash flows from investing activities:
Acquisition of property and equipment, net	(30,688)	(32,202)
Acquisition of intangible assets/lease rights	(1,174)	(1,873)
Changes in restricted cash	250	(1,680)

Net cash used in investing activities	(31,612)	(35,755)

Cash flows from financing activities:
Payments of Credit facility	(489,750)	(438,940)
Proceeds from Notes	501,500	450,000
Repurchases of Notes	—	(45,497)
Payment of debt issuance costs	(11,041)	(10,544)

Net cash provided by (used in) financing activities	709	(44,981)

Effect of foreign currency exchange rate changes on cash and cash equivalents	153	5,047

Net decrease in cash and cash equivalents	(43,609)	(71,500)
Cash and cash equivalents, at beginning of period	170,024	255,902

Cash and cash equivalents, at end of period	126,415	184,402
Restricted cash, at end of period	4,100	26,725

Cash and cash equivalents and restricted cash, at end of period	$130,515	$211,127

Supplemental disclosure of cash flow information:
Income taxes paid	$9,917	$10,123
Interest paid	73,765	54,766

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 28, 2012 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein which discusses principles of consolidation and summary of significant accounting policies.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to take further action. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect adoption of ASU 2012-02 will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires the presentation of the components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 when the FASB issued ASU

2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation on the face of the financial statements of the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets (liabilities) measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at July 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(1,630)	$—	$(1,630)	$—

		Fair Value Measurements at January 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(2,159)	$—	$(2,159)	$—

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.15 billion at July 28, 2012, compared to a carrying value of $2.40 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.03 billion at January 28, 2012, compared to a carrying value of $2.39 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of July 28, 2012 and January 28, 2012 included the following components (in thousands):

	July 28, 2012	January 28, 2012
Long-term debt:
Senior secured term loan facility due 2014	$664,560	$1,154,310
Senior fixed rate notes due 2015	220,270	220,270
Senior toggle notes due 2015	302,190	302,190
Senior subordinated notes due 2017	259,612	259,612
Senior secured first lien notes due 2019 (1)	501,439	—
Senior secured second lien notes due 2019	450,000	450,000

	2,398,071	2,386,382
Less: current portion of long-term debt	—	—

Long-term debt	$2,398,071	$2,386,382

(1)	Amount includes unamortized premium of $1,439 as of July 28, 2012.

See Note 3 for related fair value disclosure on debt.

Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of the assets of the Company and its subsidiary guarantors, subject to certain exceptions and permitted liens. The liens securing the Senior Secured First Lien Notes rank equally to the liens securing the Company’s senior secured credit facility (the “Credit Facility”). The Company used the proceeds of the offering of the Senior Secured First Lien Notes to reduce $489.8 million of indebtedness under the Company’s senior secured term loan Credit Facility, and to pay $11.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three and six months ended July 30, 2011 (in thousands). There was no debt repurchase activity for the three and six months ended July 28, 2012.

	Three Months Ended July 30, 2011			Six Months Ended July 30, 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)	Principal Amount	Repurchase Price	Recognized Gain (Loss) (2)
Senior Fixed Rate Notes	$3,000	$2,940	$12	$13,000	$12,870	$(86)
Senior Toggle Notes	18,986	18,543	221	33,140	32,627	568

	$21,986	$21,483	$233	$46,140	$45,497	$482

(1)	Net of deferred issuance cost write-offs of $48 for the Senior Fixed Rate Notes and $222 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $216 for the Senior Fixed Rate Notes and $400 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of July 28, 2012, we were in compliance with the covenants under our Credit Facility and Notes.

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three and six months ended July 28, 2012 and July 30, 2011, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Loss.

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

On July 28, 2010, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rate changes related to a portion of the senior secured term loan facility. The Swap has been designated and accounted for as a cash flow hedge and expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and has a fixed rate of 1.2235%. The interest rate Swap results in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an all-in fixed interest rate of 3.97% at July 28, 2012, on a notional amount of $200.0 million of the senior secured term loan facility.

The Company does not make any credit-related valuation adjustments to the Swap entered into on July 28, 2010 because it is collateralized by cash, the balance of which is $4.1 million at July 28, 2012. The collateral requirement increases for declines in the three year LIBOR rate below 1.2235%. As of July 28, 2012, the three year LIBOR rate was 0.42% and each further 10 basis point decline in rate would result in an additional collateral requirement of $0.3 million. Any subsequent increases in the three year LIBOR rate will result in a release of the collateral.

At July 28, 2012 and January 28, 2012, the estimated fair values of the Company’s derivative financial instruments designated as interest rate cash flow hedges were liabilities of approximately $1.6 million and $2.2 million, respectively, which were recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. Each of these amounts were also recorded, net of tax of approximately $5.7 million, respectively, as a component in “Accumulated other comprehensive loss, net of tax” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 – Fair Value Measurements for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended			Three months ended
	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011

Interest rate swaps	$169	$(1,079)	Interest expense, net	$(383)	$(481)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended			Six months ended
	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011

Interest rate swaps	$528	$(1,376)	Interest expense, net	$(724)	$(946)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.

Over the next twelve months, the Company expects to reclassify net losses on the Company’s interest rate swaps recognized within “Accumulated other comprehensive loss, net of tax” of $1.6 million to interest expense.

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

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended July 28, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	6,343,756	$10.00
Options granted	2,125,177	$10.00
Options exercised	—
Options forfeited	(2,591,818)	$10.00
Options expired	(754,873)	$10.00

Outstanding at July 28, 2012	5,122,242	$10.00	4.7

Options vested and expected to vest at July 28, 2012	4,725,705	$10.00	4.5

Exercisable at July 28, 2012	2,305,106	$10.00	2.5

The weighted average grant date fair value of options granted during the six months ended July 28, 2012 and July 30, 2011 was $1.54 and $2.86, respectively.

During the three and six months ended July 28, 2012 and July 30, 2011, the Company recorded stock-based compensation (benefit) expense and additional paid-in capital relating to stock-based compensation of approximately $(1.0) million, $(0.9) million, $1.2 million and $2.1 million, respectively. During the three months ended July 28, 2012, the Company recorded a reversal of stock option expense of $1.6 million associated with the forfeitures of stock options, including $1.4 million for a former executive officer. Stock-based compensation (benefit) expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Performance Based Stock Option Exchange Offer

On June 15, 2012, Claire’s Inc., the parent corporation (“Parent”), of the Company commenced an offer (the “Exchange Offer”) to exchange certain performance based stock options held by employees of the Company for new performance based stock options (the “New Options”) granted on a 1 for 2 basis. The Exchange Offer was completed on July 16, 2012. The New Options expire on July 16, 2019.

The New Options issued under the Exchange Offer provide for the following:

•	Vest in equal installments on the first two anniversaries after the first to occur of:

(i) the date of an initial public offering (“IPO) at a price of at least $25 per share,

(ii) any date following an IPO when the average stock price over the preceding 30 consecutive trading days exceeds $25, or

(iii) any date before an IPO where more than 25% of the outstanding shares of the Parent are sold for cash or marketable consideration having a value of at least $25 per share;

•	Vest immediately if, on or after the occurrence of an event described in (i), (ii) or (iii), but prior to the second anniversary thereof, there occurs a change of control of Parent.

The Exchange Offer resulted in $1.2 million in total incremental compensation cost that will be recognized when a performance condition occurs. The Exchange Offer affected approximately 125 employees.

8.	Income Taxes

The effective income tax rate was (72.1)% and (8.7)% for the three and six months ended July 28, 2012. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended July 28, 2012 by the Company’s U.S. operations.

The effective income tax rate was (50.4)% and (9.9)% for the three and six months ended July 30, 2011. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended July 30, 2011 by the Company’s U.S. operations.

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

The Company paid store planning and retail design fees to a Company owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended July 28, 2012 and July 30, 2011, the Company paid fees of approximately $0.3 million and $0.4 million, respectively. For the six months ended July 28, 2012 and July 30, 2011, the Company paid fees of approximately $0.8 million and $0.9 million, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

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

Net sales, depreciation and amortization and operating income for the three and six months ended July 28, 2012 and July 30, 2011 are as follows (in thousands):

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Net sales:
North America	$218,740	$217,057	$440,315	$441,245
Europe	140,877	141,490	259,919	263,748

Total net sales	359,617	358,547	700,234	704,993

Depreciation and amortization:
North America	10,150	10,121	20,009	20,526
Europe	5,325	6,231	12,181	12,880

Total depreciation and amortization	15,475	16,352	32,190	33,406

Operating income for reportable segments:
North America	29,036	23,944	63,709	54,568
Europe	16,762	13,841	12,975	9,217

Total operating income for reportable segments	45,798	37,785	76,684	63,785
Severance and transaction-related costs	1,144	426	1,197	769

Net consolidated operating income	44,654	37,359	75,487	63,016
Gain (loss) on early debt extinguishment	—	233	(4,602)	482
Interest expense, net	48,879	44,335	95,901	90,570

Net consolidated loss before income tax benefit	$(4,225)	$(6,743)	$(25,016)	$(27,072)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $1.3 and $0.2 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $1.3 and $0.3 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $(0.2) million and $0.2 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $(0.1) million and $0.5 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

11.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, the Issuer issued $400.0 million aggregate principal amount of Senior Secured First Lien Notes, and on March 12, 2012, issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes, (collectively, the “2012 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

The tables in the following pages present the unaudited condensed consolidating financial information for the Issuer, the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, Guarantors and Non-Guarantors operated as independent entities.

Condensed Consolidating Balance Sheet

July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	73,222	$6,004	$51,289	$—	$130,515
Inventories	—	97,771	66,464	—	164,235
Prepaid expenses	1,220	2,443	15,095	—	18,758
Other current assets	—	18,813	7,789	—	26,602

Total current assets	74,442	125,031	140,637	—	340,110

Property and equipment:
Furniture, fixtures and equipment	5,142	133,955	75,455	—	214,552
Leasehold improvements	1,073	156,881	131,942	—	289,896

	6,215	290,836	207,397	—	504,448
Less accumulated depreciation and amortization	(3,262)	(188,681)	(109,892)	—	(301,835)

	2,953	102,155	97,505	—	202,613

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,257)	—	—	(2,257)

	—	15,798	—	—	15,798

Intercompany receivables	—	283,438	—	(283,438)	—
Investment in subsidiaries	2,181,297	(60,153)	—	(2,121,144)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	4,922	250,743	—	541,665
Deferred financing costs, net	34,037	—	—	—	34,037
Other assets	130	4,029	39,977	—	44,136

	2,501,464	1,467,887	605,125	(2,404,582)	2,169,894

Total assets	$2,578,859	$1,710,871	$843,267	$(2,404,582)	$2,728,415

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,334	$27,085	$30,488	$—	$58,907
Income taxes payable	—	(271)	2,840	—	2,569
Accrued interest payable	48,543	—	—	—	48,543
Accrued expenses and other current liabilities	11,149	38,685	44,221	—	94,055

Total current liabilities	61,026	65,499	77,549	—	204,074

Intercompany payables	180,779	—	102,659	(283,438)	—
Long-term debt	2,398,071	—	—	—	2,398,071
Obligation under capital lease	—	17,262	—	—	17,262
Deferred tax liability	—	106,609	12,647	—	119,256
Deferred rent expense	—	17,723	11,132	—	28,855
Unfavorable lease obligations and other long-term liabilities	—	21,297	617	—	21,914

	2,578,850	162,891	127,055	(283,438)	2,585,358

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,535	1,435,909	797,816	(2,233,725)	618,535
Accumulated other comprehensive income (loss), net of tax	(14,960)	3,733	(22,925)	19,192	(14,960)
Retained earnings (accumulated deficit)	(664,592)	42,472	(136,230)	93,758	(664,592)

	(61,017)	1,482,481	638,663	(2,121,144)	(61,017)

Total liabilities and stockholder’s equity (deficit)	$2,578,859	$1,710,871	$843,267	$(2,404,582)	$2,728,415

(1)	Cash and cash equivalents includes restricted cash of $4,100 for “Issuer”

Condensed Consolidating Balance Sheet

January 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$107,265	$4,908	$62,201	$—	$174,374
Inventories	—	84,608	57,496	—	142,104
Prepaid expenses	676	1,530	17,804	—	20,010
Other current assets	—	15,967	9,456	—	25,423

Total current assets	107,941	107,013	146,957	—	361,911

Property and equipment:
Furniture, fixtures and equipment	4,540	128,650	74,430	—	207,620
Leasehold improvements	1,071	151,891	128,812	—	281,774

	5,611	280,541	203,242	—	489,394
Less accumulated depreciation and amortization	(2,761)	(175,999)	(103,114)	—	(281,874)

	2,850	104,542	100,128	—	207,520

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,805)	—	—	(1,805)

	—	16,250	—	—	16,250

Intercompany receivables	—	234,828	—	(234,828)	—
Investment in subsidiaries	2,138,159	(58,841)	—	(2,079,318)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	6,176	257,592	—	549,768
Deferred financing costs, net	32,432	—	593	—	33,025
Other assets	130	3,788	40,577	—	44,495

	2,456,721	1,421,602	613,167	(2,314,146)	2,177,344

Total assets	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,468	$23,845	$35,391	$—	$60,704
Income taxes payable	—	766	9,462	—	10,228
Accrued interest payable	31,859	—	—	—	31,859
Accrued expenses and other current liabilities	14,890	39,744	49,891	—	104,525

Total current liabilities	48,217	64,355	94,744	—	207,316

Intercompany payables	155,209	—	79,619	(234,828)	—
Long-term debt	2,386,382	—	—	—	2,386,382
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,825	13,627	—	120,452
Deferred rent expense	—	17,680	11,181	—	28,861
Unfavorable lease obligations and other long-term liabilities	—	24,217	803	—	25,020

	2,541,591	166,012	105,230	(234,828)	2,578,005

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,453	1,435,909	815,866	(2,251,775)	619,453
Accumulated other comprehensive income (loss), net of tax	(4,351)	3,675	(11,780)	8,105	(4,351)
Accumulated deficit	(637,398)	(20,911)	(143,810)	164,721	(637,398)

	(22,296)	1,419,040	660,278	(2,079,318)	(22,296)

Total liabilities and stockholder’s equity (deficit)	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

(1)	Cash and cash equivalents includes restricted cash of $4,350 for “Issuer”

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$201,681	$157,936	$—	$359,617
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	334	98,348	79,184	—	177,866

Gross profit (deficit)	(334)	103,333	78,752	—	181,751

Other expenses:
Selling, general and administrative	3,975	62,787	53,567	—	120,329
Depreciation and amortization	249	9,104	6,122	—	15,475
Severance and transaction-related costs	1,326	—	(182)	—	1,144
Other (income) expense	(2,643)	463	2,329	—	149

	2,907	72,354	61,836	—	137,097

Operating income (loss)	(3,241)	30,979	16,916	—	44,654
Interest expense, net	48,299	551	29	—	48,879

Income (loss) before income taxes	(51,540)	30,428	16,887	—	(4,225)
Income tax expense	—	741	2,307	—	3,048

Income (loss) from continuing operations	(51,540)	29,687	14,580	—	(7,273)
Equity in earnings (loss) of subsidiaries	44,267	(187)	—	(44,080)	—

Net income (loss)	(7,273)	29,500	14,580	(44,080)	(7,273)
Foreign currency translation adjustments	(3,297)	(210)	(1,690)	1,900	(3,297)
Net loss on intra-entity foreign currency transactions, net of tax	(10,092)	(485)	(10,310)	10,795	(10,092)
Unrealized gain on interest rate swap, net of tax	169	—	—	—	169

Other comprehensive income (loss)	(13,220)	(695)	(12,000)	12,695	(13,220)

Comprehensive income (loss)	$(20,493)	$28,805	$2,580	$(31,385)	$(20,493)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended July 30, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$200,545	$158,002	$—	$358,547
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,346	97,490	76,546	—	175,382

Gross profit (deficit)	(1,346)	103,055	81,456	—	183,165

Other expenses:
Selling, general and administrative	7,722	65,662	56,825	—	130,209
Depreciation and amortization	184	9,277	6,891	—	16,352
Severance and transaction-related costs	164	—	262	—	426
Other (income) expense	(3,337)	1,423	733	—	(1,181)

	4,733	76,362	64,711	—	145,806

Operating income (loss)	(6,079)	26,693	16,745	—	37,359
Gain on early debt extinguishment	233	—	—	—	233
Interest expense, net	42,283	541	1,511	—	44,335

Income (loss) before income taxes	(48,129)	26,152	15,234	—	(6,743)
Income tax expense	—	758	2,642	—	3,400

Income (loss) from continuing operations	(48,129)	25,394	12,592	—	(10,143)
Equity in earnings of subsidiaries	37,986	692	—	(38,678)	—

Net income (loss)	(10,143)	26,086	12,592	(38,678)	(10,143)
Foreign currency translation adjustments	804	(28)	1,535	(1,507)	804
Net loss on intra-entity foreign currency transactions, net of tax	(4,850)	(452)	(4,721)	5,173	(4,850)
Unrealized loss on interest rate swap, net of tax	(1,079)	—	—	—	(1,079)

Other comprehensive loss	(5,125)	(480)	(3,186)	3,666	(5,125)

Comprehensive income (loss)	$(15,268)	$25,606	$9,406	$(35,012)	$(15,268)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Six Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$407,571	$292,663	$—	$700,234
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,625	196,051	154,193	—	351,869

Gross profit (deficit)	(1,625)	211,520	138,470	—	348,365

Other expenses:
Selling, general and administrative	8,362	123,662	106,887	—	238,911
Depreciation and amortization	501	17,847	13,842	—	32,190
Severance and transaction-related costs	1,331	—	(134)	—	1,197
Other (income) expense	(4,977)	(1,046)	6,603	—	580

	5,217	140,463	127,198	—	272,878

Operating income (loss)	(6,842)	71,057	11,272	—	75,487
Loss on early debt extinguishment	(4,602)	—	—	—	(4,602)
Interest expense, net	94,204	1,093	604	—	95,901

Income (loss) before income taxes	(105,648)	69,964	10,668	—	(25,016)
Income tax expense (benefit)	—	(911)	3,089	—	2,178

Income (loss) from continuing operations	(105,648)	70,875	7,579	—	(27,194)
Equity in earnings (loss) of subsidiaries	78,454	(1,360)	—	(77,094)	—

Net income (loss)	(27,194)	69,515	7,579	(77,094)	(27,194)
Foreign currency translation adjustments	(2,797)	(66)	(2,652)	2,718	(2,797)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(8,340)	124	(8,506)	8,382	(8,340)
Unrealized gain on interest rate swap, net of tax	528	—	—	—	528

Other comprehensive income (loss)	(10,609)	58	(11,158)	11,100	(10,609)

Comprehensive income (loss)	$(37,803)	$69,573	$(3,579)	$(65,994)	$(37,803)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Six Months Ended July 30, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$409,569	$295,424	$—	$704,993
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,941	195,939	147,861	—	346,741

Gross profit (deficit)	(2,941)	213,630	147,563	—	358,252

Other expenses:
Selling, general and administrative	15,910	128,054	112,967	—	256,931
Depreciation and amortization	365	18,755	14,286	—	33,406
Severance and transaction-related costs	297	—	472	—	769
Other (income) expense	(6,985)	1,859	9,256	—	4,130

	9,587	148,668	136,981	—	295,236

Operating income (loss)	(12,528)	64,962	10,582	—	63,016
Gain on early debt extinguishment	482	—	—	—	482
Interest expense, net	86,513	1,072	2,985	—	90,570

Income (loss) before income taxes	(98,559)	63,890	7,597	—	(27,072)
Income tax expense (benefit)	—	(354)	3,022	—	2,668

Income (loss) from continuing operations	(98,559)	64,244	4,575	—	(29,740)
Equity in earnings (loss) of subsidiaries	68,819	(225)	—	(68,594)	—

Net income (loss)	(29,740)	64,019	4,575	(68,594)	(29,740)
Foreign currency translation adjustments	5,267	230	1,960	(2,190)	5,267
Net gain on intra-entity foreign currency transactions, net of tax	9,414	1,038	9,816	(10,854)	9,414
Unrealized loss on interest rate swap, net of tax	(1,376)	—	—	—	(1,376)

Other comprehensive income	13,305	1,268	11,776	(13,044)	13,305

Comprehensive income (loss)	$(16,435)	$65,287	$16,351	$(81,638)	$(16,435)

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,194)	$69,515	$7,579	$(77,094)	$(27,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(78,454)	1,360	—	77,094	—
Depreciation and amortization	501	17,847	13,842	—	32,190
Amortization of lease rights and other assets	—	—	1,585	—	1,585
Amortization of debt issuance costs	4,773	—	594	—	5,367
Net accretion of favorable (unfavorable) lease obligations	—	(401)	115	—	(286)
Loss on sale/retirement of property and equipment, net	—	61	3	—	64
Loss on early debt extinguishment	4,602	—	—	—	4,602
Stock compensation expense (benefit)	(1,033)	(65)	180	—	(918)
(Increase) decrease in:
Inventories	—	(13,163)	(11,928)	—	(25,091)
Prepaid expenses	(544)	(913)	1,605	—	148
Other assets	—	(3,348)	(2,363)	—	(5,711)
Increase (decrease) in:
Trade accounts payable	(134)	3,240	(1,197)	—	1,909
Income taxes payable	—	(994)	(6,063)	—	(7,057)
Accrued interest payable	16,684	—	—	—	16,684
Accrued expenses and other liabilities	(3,214)	(1,085)	(3,794)	—	(8,093)
Deferred income taxes	—	(1,307)	10	—	(1,297)
Deferred rent expense	—	42	197	—	239

Net cash provided by (used in) operating activities	(84,013)	70,789	365	—	(12,859)

Cash flows from investing activities:
Acquisition of property and equipment, net	(604)	(15,017)	(15,067)	—	(30,688)
Acquisition of intangible assets/lease rights	—	(12)	(1,162)	—	(1,174)
Changes in restricted cash	250	—	—	—	250

Net cash used in investing activities	(354)	(15,029)	(16,229)	—	(31,612)

Cash flows from financing activities:
Payments of Credit facility	(489,750)	—	—	—	(489,750)
Proceeds from Notes	501,500	—	—	—	501,500
Payment of debt issuance costs	(11,041)	—	—	—	(11,041)
Intercompany activity, net	49,865	(54,678)	4,813	—	—

Net cash provided by (used in) financing activities	50,574	(54,678)	4,813	—	709

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	14	139	—	153

Net increase (decrease) in cash and cash equivalents	(33,793)	1,096	(10,912)	—	(43,609)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	69,122	6,004	51,289	—	126,415
Restricted cash, at end of period	4,100	—	—	—	4,100

Cash and cash equivalents and restricted cash, at end of period	$73,222	$6,004	$51,289	$—	$130,515

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 30, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(29,740)	$64,019	$4,575	$(68,594)	$(29,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(68,819)	225	—	68,594	—
Depreciation and amortization	365	18,755	14,286	—	33,406
Amortization of lease rights and other assets	—	—	1,600	—	1,600
Amortization of debt issuance costs	8,231	—	304	—	8,535
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net loss on Euro Loan	—	—	2,158	—	2,158
Net accretion of favorable (unfavorable) lease obligations	—	(663)	281	—	(382)
Loss on sale/retirement of property and equipment, net	—	41	17	—	58
Gain on early debt extinguishment	(482)	—	—	—	(482)
Stock compensation expense	1,713	—	429	—	2,142
(Increase) decrease in:
Inventories	—	(4,207)	(4,487)	—	(8,694)
Prepaid expenses	(218)	(13,508)	2,796	—	(10,930)
Other assets	(52)	(350)	(1,510)	—	(1,912)
Increase (decrease) in:
Trade accounts payable	(547)	(33)	7,479	—	6,899
Income taxes payable	—	(965)	(4,849)	—	(5,814)
Accrued interest payable	15,520	—	(58)	—	15,462
Accrued expenses and other liabilities	(7,915)	(1,689)	(9,642)	—	(19,246)
Deferred income taxes	—	(902)	(447)	—	(1,349)
Deferred rent expense	—	266	381	—	647

Net cash provided by (used in) operating activities	(70,113)	60,989	13,313	—	4,189

Cash flows from investing activities:
Acquisition of property and equipment, net	(295)	(11,793)	(20,114)	—	(32,202)
Acquisition of intangible assets/lease rights	—	(20)	(1,853)	—	(1,873)
Changes in restricted cash	(1,550)	—	(130)	—	(1,680)

Net cash used in investing activities	(1,845)	(11,813)	(22,097)	—	(35,755)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(45,497)	—	—	—	(45,497)
Payment of debt issuance costs	(10,453)	—	(91)	—	(10,544)
Intercompany activity, net	45,689	(43,581)	(2,108)	—	—

Net cash provided by (used in) financing activities	799	(43,581)	(2,199)	—	(44,981)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,309	1,738	—	5,047

Net decrease in cash and cash equivalents	(71,159)	8,904	(9,245)	—	(71,500)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	104,920	12,491	66,991	—	184,402
Restricted cash, at end of period	5,000	—	21,725	—	26,725

Cash and cash equivalents and restricted cash, at end of period	$109,920	$12,491	$88,716	$—	$211,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are one of the world’s leading specialty retailers of fashionable accessories and jewelry at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North America division and our Europe division. As of July 28, 2012, we operated a total of 3,074 stores, of which 1,940 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North America division) and 1,134 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our Europe division). We operate our stores under two brand names: Claire’s®, on a global basis, and Icing®, in North America.

As of July 28, 2012, we also franchised or licensed 376 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico and India. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Loss.

Our primary brand in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13 to 18), tweens (ages 7 to 12) and kids (ages 3 to 6).

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

We believe that we are the leading accessories and jewelry destination for our target customers, which is embodied in our mission statement – to be a fashion authority and fun destination offering a compelling, focused assortment of value-priced accessories, jewelry and other emerging fashion categories targeted to the lifestyles of kids, tweens, teens and young women. In addition to age segmentation, we use multiple lifestyle aesthetics to further differentiate our merchandise assortments for our Teen and Tween target customer groups.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three and six months ended July 28, 2012 and July 30, 2011 are as follows (dollars in thousands):

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011
Net sales	$359,617	$358,547
Increase (decrease) in same store sales	1.5%	(1.4)%
Gross profit percentage	50.5%	51.1%
Selling, general and administrative expenses as a percentage of net sales	33.5%	36.3%
Depreciation and amortization as a percentage of net sales	4.3%	4.6%
Operating income	$44,654	$37,359
Gain on early debt extinguishment	$—	$233
Net loss	$(7,273)	$(10,143)
Number of stores at the end of the period (1)	3,074	3,020

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Net sales	$700,234	$704,993
(Decrease) increase in same store sales	(0.7)%	0.8%
Gross profit percentage	49.7%	50.8%
Selling, general and administrative expenses as a percentage of net sales	34.1%	36.4%
Depreciation and amortization as a percentage of net sales	4.6%	4.7%
Operating income	$75,487	$63,016
Gain (loss) on early debt extinguishment	$(4,602)	$482
Net loss	$(27,194)	$(29,740)
Number of stores at the end of the period (1)	3,074	3,020

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales for the three months ended July 28, 2012 increased $1.1 million, or 0.3%, from the three months ended July 30, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by foreign currency translation effect of our foreign locations’ sales and the effect of store closures. Net sales would have increased 4.4% excluding the impact from foreign currency rate changes.

Net sales for the six months ended July 28, 2012 decreased $4.8 million, or 0.7%, from the six months ended July 30, 2011. The decrease was attributable to foreign currency translation effect of our foreign locations’ sales, the effect of store closures, and a decrease in same store sales, partially offset by new store sales. Net sales would have increased 2.2% excluding the impact from foreign currency rate changes.

For the three months ended July 28, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.5%, partially offset by a decrease in average number of transactions per store of 2.9%.

For the six months ended July 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.1%, partially offset by an increase in average transaction value of 4.4%.

For the fiscal month ended August 25, 2012, consolidated same store sales increased 5.2% with North America increasing 3.7% and Europe increasing 8.1%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Jewelry	50.6	49.2	50.2	47.9
Accessories	49.4	50.8	49.8	52.1

	100.0	100.0	100.0	100.0

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

During the three months ended July 28, 2012, gross profit percentage decreased 60 basis points to 50.5% compared to 51.1% during the three months ended July 30, 2011. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin, partially offset by a 20 basis point decrease in occupancy rate and a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

During the six months ended July 28, 2012, gross profit percentage decreased 110 basis points to 49.7% compared to 50.8% during the six months ended July 30, 2011. The decrease in gross profit percentage consisted of a 70 basis point decrease in merchandise margin and a 50 basis point increase in occupancy rate, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by an improvement in initial markups. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales.

Selling, general and administrative expenses

During the three months ended July 28, 2012, selling, general and administrative expenses decreased $9.9 million, or 7.6%, compared to the three months ended July 30, 2011. As a percentage of net sales, selling, general and administrative expenses decreased 280 basis points compared to the three months ended July 30, 2011. Excluding a favorable $5.0 million foreign currency translation effect, selling, general and administrative expenses would have decreased $4.9 million. The majority of the remaining decrease is primarily due to lower compensation-related expenses, such as bonus, salaries and non-cash stock compensation, and a reduction in marketing costs.

During the six months ended July 28, 2012, selling, general and administrative expenses decreased $18.0 million, or 7.0%, compared to the six months ended July 30, 2011. As a percentage of net sales, selling, general and administrative expenses decreased 230 basis points compared to the six months ended July 30, 2011. Excluding a favorable $7.2 million foreign currency translation effect, selling, general and administrative expenses would have decreased $10.8 million. The majority of the remaining decrease is primarily due to lower compensation-related expenses, such as bonus, salaries and non-cash stock compensation, and a reduction in marketing costs.

Depreciation and amortization expense

During the three months ended July 28, 2012, depreciation and amortization expense decreased $0.9 million to $15.5 million compared to $16.4 million for the three months ended July 30, 2011. Excluding a favorable $0.5 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $0.4 million.

During the six months ended July 28, 2012, depreciation and amortization expense decreased $1.2 million to $32.2 million compared to $33.4 million for the six months ended July 30, 2011. Excluding a favorable $0.8 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $0.5 million.

Severance and Transaction-Related Costs

During the three months ended and six months ended July 28, 2012, we incurred $1.1 million and $1.2 million respectively, of severance and transaction-related costs, including costs for remaining payments for former executive officers.

Other expense (income), net

The following is a summary of other expense (income) activity for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Foreign currency exchange (gain) loss, net	$798	$(584)	$1,656	$5,365
Royalty income	(649)	(597)	(1,076)	(986)
Other income	—	—	—	(249)

	$149	$(1,181)	$580	$4,130

During the three months ended July 28, 2012, foreign currency exchange loss, net increased primarily from a reduction of a $(1.1) million net gain recorded in the comparable period of the prior fiscal year to remeasure the Euro Loan at the period end foreign exchange rate.

During the six months ended July 28, 2012, foreign currency exchange loss, net decreased primarily from a reduction of a $2.2 million net charge recorded in the comparable period of the prior fiscal year to remeasure the Euro Loan at the period end foreign exchange rate.

Gain (loss) on early debt extinguishment

During the first quarter of fiscal 2012, we recognized a $4.6 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $489.8 million of indebtedness under our senior secured term loan Credit Facility.

The following is a summary of the Company’s debt repurchase activity for the three and six months ended July 30, 2011 (in thousands). There was no debt repurchase activity for the three and six months ended July 28, 2012.

	Three Months Ended July 30, 2011			Six Months Ended July 30, 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain	Principal Amount	Repurchase Price	Recognized Gain (Loss) (1)
Senior Fixed Rate Notes	$3,000	$2,940	$12	$13,000	$12,870	$(86)
Senior Toggle Notes	18,986	18,543	221	33,140	32,627	568

	$21,986	$21,483	$233	$46,140	$45,497	$482

(1)	Net of deferred issuance cost write-offs of $48 for the Senior Fixed Rate Notes and $222 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $216 for the Senior Fixed Rate Notes and $400 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Interest expense, net

During the three months ended July 28, 2012, net interest expense aggregated $48.9 million compared to $44.3 million for the three months ended July 30, 2011. The increase of $4.6 million is primarily due to interest on the $500.0 million Senior Secured First Lien Notes, partially offset by lower outstanding balances under our senior secured term loan Credit Facility, Senior Fixed Rate Notes and Senior Toggle Notes.

During the six months ended July 28, 2012, net interest expense aggregated $95.9 million compared to $90.6 million for the six months ended July 30, 2011. The increase of $5.3 million is primarily due to interest on the $500.0 million Senior Secured First Lien Notes, partially offset by lower outstanding balances under our senior secured term loan Credit Facility, Senior Fixed Rate Notes and Senior Toggle Notes.

Income taxes

The effective income tax rate for the three and six months ended July 28, 2012 was (72.1)% and (8.7)% compared to (50.4)% and (9.9)% for the three and six months ended July 30, 2011. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended July 28, 2012 and July 30, 2011, respectively, by our U.S. operations.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Net sales	$218,740	$217,057	$440,315	$441,245
Increase (decrease) in same store sales	0.3%	2.0%	(0.7)%	3.4%
Gross profit percentage	51.4%	51.7%	51.7%	52.1%
Number of stores at the end of the period (1)	1,940	1,959	1,940	1,959

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended July 28, 2012, net sales in North America increased $1.7 million, or 0.8%, from the three months ended July 30, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by the effect of store closures and foreign currency translation effect of our Canadian operations’ sales. Sales would have increased 1.2% excluding the impact from foreign currency rate changes.

During the six months ended July 28, 2012, net sales in North America decreased $0.9 million, or 0.2%, from the six months ended July 30, 2011. The decrease was attributable to the effect of store closures, a decrease in same store sales and foreign currency translation effect of our Canadian operations’ sales, partially offset by new store sales. Sales would have been unchanged excluding the impact from foreign currency rate changes.

For the three months ended July 28, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.0%, partially offset by a decrease in average number of transactions per store of 4.8%.

For the six months ended July 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 6.2%, partially offset by an increase in average transaction value of 6.5%.

During the three months ended July 28, 2012, gross profit percentage decreased 30 basis points to 51.4% compared to 51.7% during the three months ended July 30, 2011. The decrease in gross profit percentage consisted of a 60 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in buying and buying-related costs. The decrease in merchandize margin resulted primarily from an increase in markdowns, partially offset by improved initial markups.

During the six months ended July 28, 2012, gross profit percentage decreased 40 basis points to 51.7% compared to 52.1% during the six months ended July 30, 2011. The decrease in gross profit percentage consisted of a 30 basis point decrease in merchandise margin and a 30 basis point increase in occupancy rate, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by improved initial markups. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Jewelry	56.1	54.4	55.1	53.8
Accessories	43.9	45.6	44.9	46.2

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Net sales	$140,877	$141,490	$259,919	$263,748
Increase (decrease) in same store sales	3.6%	(6.5)%	(0.7)%	(3.5)%
Gross profit percentage	49.2%	50.2%	46.5%	48.7%
Number of stores at the end of the period (1)	1,134	1,061	1,134	1,061

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended July 28, 2012, net sales in Europe decreased $0.6 million, or 0.4%, from the three months ended July 30, 2011. The decrease was attributable to foreign currency translation effect of our foreign locations’ sales and the effect of store closures, partially offset by new store sales and an increase in same store sales. Sales would have increased 9.9% excluding the impact from foreign currency rate changes.

During the six months ended July 28, 2012, net sales in Europe decreased $3.8 million, or 1.5%, from the six months ended July 30, 2011. The decrease was attributable to foreign currency translation effect of our foreign locations’ sales, the effect of store closures and a decrease in same store sales, partially offset by new store sales. Sales would have increased 5.9% excluding the impact from foreign currency rate changes.

For the three months ended July 28, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.6%, partially offset by a decrease in average number of transactions per store of 2.8%.

For the six months ended July 28, 2012, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.8%, partially offset by an increase in average transaction value of 3.4%.

During the three months ended July 28, 2012, gross profit percentage decreased 100 basis points to 49.2% compared to 50.2% during the three months ended July 30, 2011. The decrease in gross profit percentage consisted of a 140 basis point decrease in merchandise margin, a 20 basis point increase in buying and buying-related costs, partially offset by a 60 basis point decrease in occupancy rate. The decrease in merchandise margin resulted from an increase in markdowns, a reduction in initial markups and an increase in inventory shrink. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

During the six months ended July 28, 2012, gross profit percentage decreased 220 basis points to 46.5% compared to 48.7% during the six months ended July 30, 2011. The decrease in gross profit percentage consisted of a 140 basis point decrease in merchandise margin, a 70 basis point increase in occupancy rate, and a 10 basis point increase in buying and buying-related costs. The decrease in merchandise margin resulted from an increase in markdowns, a reduction in initial markups and an increase in inventory shrink. The increase in occupancy rate resulted primarily from the deleveraging effect of a reduction in same store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Jewelry	42.4	41.4	42.3	38.3
Accessories	57.6	58.6	57.7	61.7

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended July 28, 2012 and July 30, 2011 is outlined in the table below (in thousands):

	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Operating activities	$(12,859)	$4,189
Investing activities	(31,612)	(35,755)
Financing activities	709	(44,981)

Cash flows from operating activities

For the six months ended July 28, 2012, cash provided by operations decreased $17.0 million compared to the prior year period. The primary reason for the decrease was an increase in interest payments of $19.0 million; an increase in net working capital, excluding cash and cash equivalents and restricted cash, of $4.1 million; partially offset by an increase in operating income before depreciation and amortization expense, stock compensation expense (benefit) and foreign exchange loss on Euro Loan of $6.1 million.

Cash flows from investing activities

For the six months ended July 28, 2012, cash used in investing activities was $31.6 million and primarily consisted of $30.7 million for capital expenditures. For the six months ended July 30, 2011, cash used in investing activities was $35.8 million and primarily consisted of $32.2 million for capital expenditures, and acquisition of lease rights and an increase in restricted cash. During the remainder of Fiscal 2012, we expect to fund between $40.0 million and $45.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended July 28, 2012, our primary financing activities consisted of the issuance of $501.5 million Senior Secured First Lien Notes used to repay $489.8 million of indebtedness under the senior secured term loan Credit Facility and to pay $11.0 million in financing costs. Cash used in financing activities was $45.0 million for the six months ended July 30, 2011 which consisted primarily of note repurchases of $45.5 million to retire $13.0 million of Senior Fixed Rate Notes and $33.1 million of Senior Toggle Notes and net proceeds from the issuance of $450.0 million Senior Secured Second Lien Notes used to reduce the entire $194.0 million outstanding under the Revolver and repay $244.9 million of indebtedness under the senior secured term loan Credit Facility.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash Position

As of July 28, 2012, we had cash and cash equivalents and restricted cash of $130.5 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of July 28, 2012, our foreign subsidiaries held cash and cash equivalents of $51.3 million. During the six months ended July 28, 2012, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards at July 28, 2012, we do not expect to pay U.S. income tax on fiscal 2012 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

Credit Facility

An affiliate of Lehman Brothers was part of the syndicate of financial institutions which committed to extend credit to us under our Revolver. During the six months ended July 28, 2012, we determined that as a result of the Lehman Brothers Chapter 11 Plan of Reorganization such affiliate of Lehman Brothers is no longer obligated to extend credit to us under our Revolver. Although we have no current intent to draw upon the Revolver, up to $33.0 million of borrowing capacity may not be available unless one or more other financial institutions agree to fund the Lehman Brothers’ $33.0 million commitment. At July 28, 2012, we had $4.5 million of letters of credit outstanding which reduces the borrowing availability under the Revolver.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.1 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At July 28, 2012, the entire amount of $2.1 million was available for borrowing by us, subject to a reduction of $2.0 million for outstanding bank guarantees.

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance. As of July 28, 2012, we were in compliance with the covenants under our Credit Facility and Notes.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of July 28, 2012, all cash equivalents, excluding restricted cash, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with significant and credit worthy financial institutions.

Interest Rates

On July 28, 2010, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap expires on July 30, 2013. The Swap represents a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covers an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap is 1.2235% and has been designated and accounted for as a cash flow hedge. At July 28, 2012, the estimated fair value of the Swap was a liability of approximately $1.6 million and was recorded, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in our Unaudited Condensed Consolidated Balance Sheets.

At July 28, 2012, we had fixed rate debt of $1,750.8 million and variable rate debt of $664.6 million. Based on our variable rate debt balance (less $200.0 million for the interest rate swap) as of July 28, 2012, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $4.6 million, net.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At July 28, 2012, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are ($11.1) million and $14.7 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the six months ended July 28, 2012 and July 30, 2011, respectively.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 6.	Exhibits

10.30	Employment Agreement with James D. Fielding (2)

10.31	Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Filed previously as exhibit to Form 8-K by the Company on June 11, 2012.
(3)	Filed previously as exhibit to Form 8-K by the Company on July 17, 2012.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

August 31, 2012	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

August 31, 2012	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document