Form 10-Q
period 2012-10-27
CLAIRES STORES INC
filed 2012-11-30
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

As of November 30, 2012, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of October 27, 2012 and January 28, 2012	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended October 27, 2012 and October 29, 2011	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended October 27, 2012 and October 29, 2011	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

SIGNATURE PAGE	39

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2012	January 28, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $0 and $4,350, respectively	$62,673	$174,374
Inventories	192,417	142,104
Prepaid expenses	18,880	20,010
Other current assets	30,667	25,423

Total current assets	304,637	361,911

Property and equipment:
Furniture, fixtures and equipment	223,919	207,620
Leasehold improvements	302,709	281,774

	526,628	489,394
Less accumulated depreciation and amortization	(317,103)	(281,874)

	209,525	207,520

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(2,483)	(1,805)

	15,572	16,250

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $55,662 and $49,270, respectively	543,840	549,768
Deferred financing costs, net of accumulated amortization of $24,922 and $55,818, respectively	43,249	33,025
Other assets	46,161	44,495

	2,183,306	2,177,344

Total assets	$2,713,040	$2,763,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$68,716	$60,704
Income taxes payable	4,889	10,228
Accrued interest payable	48,149	31,859
Accrued expenses and other current liabilities	94,160	104,525

Total current liabilities	215,914	207,316

Long-term debt	2,373,906	2,386,382
Obligation under capital lease	17,249	17,290
Deferred tax liability	119,404	120,452
Deferred rent expense	29,759	28,861
Unfavorable lease obligations and other long-term liabilities	21,745	25,020

	2,562,063	2,578,005

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,050	619,453
Accumulated other comprehensive loss, net of tax	(4,665)	(4,351)
Accumulated deficit	(678,322)	(637,398)

	(64,937)	(22,296)

Total liabilities and stockholder’s deficit	$2,713,040	$2,763,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Net sales	$363,388	$356,000	$1,063,622	$1,060,993
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	179,583	172,505	531,452	519,246

Gross profit	183,805	183,495	532,170	541,747

Other expenses:
Selling, general and administrative	121,211	123,378	360,122	380,309
Depreciation and amortization	16,042	17,129	48,232	50,535
Severance and transaction-related costs	(29)	180	1,168	949
Other (income) expense, net	(3,234)	(1,840)	(2,654)	2,290

	133,990	138,847	406,868	434,083

Operating income	49,815	44,648	125,302	107,664
Gain (loss) on early debt extinguishment	(5,105)	3,986	(9,707)	4,468
Interest expense, net	54,042	43,543	149,943	134,113

Income (loss) before income tax expense	(9,332)	5,091	(34,348)	(21,981)
Income tax expense	4,398	3,193	6,576	5,861

Net (loss) income	$(13,730)	$1,898	$(40,924)	$(27,842)

Net (loss) income	$(13,730)	$1,898	$(40,924)	$(27,842)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,165	(2,541)	(632)	2,726
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $485, $(394), $6 and $443	6,499	(3,945)	(1,841)	5,469
Unrealized (loss) gain on interest rate swap, net of tax of $0, $0, $0 and $0	(153)	167	375	(1,209)
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	1,784	—	1,784	—

Other comprehensive income (loss)	10,295	(6,319)	(314)	6,986

Comprehensive loss	$(3,435)	$(4,421)	$(41,238)	$(20,856)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Cash flows from operating activities:
Net loss	$(40,924)	$(27,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,232	50,535
Amortization of lease rights and other assets	2,390	2,424
Amortization of debt issuance costs	7,389	11,155
Payment of in kind interest expense	—	11,831
Foreign currency exchange net loss on Euro Loan	—	1,485
Net unfavorable accretion of lease obligations	(536)	(522)
Loss on sale/retirement of property and equipment, net	73	53
Loss (gain) on early debt extinguishment	9,707	(4,468)
Loss on sale on intangible assets/lease rights	117	—
Stock compensation (benefit) expense	(1,403)	2,759
(Increase) decrease in:
Inventories	(50,430)	(48,997)
Prepaid expenses	916	(12,534)
Other assets	(10,323)	(7,776)
Increase (decrease) in:
Trade accounts payable	8,281	21,193
Income taxes payable	(4,830)	(4,808)
Accrued interest payable	16,290	24,880
Accrued expenses and other liabilities	(8,075)	(20,948)
Deferred income taxes	(899)	(1,377)
Deferred rent expense	823	1,164

Net cash used in operating activities	(23,202)	(1,793)

Cash flows from investing activities:
Acquisition of property and equipment, net	(46,396)	(51,382)
Acquisition of intangible assets/lease rights	(2,077)	(2,411)
Changes in restricted cash	4,350	(1,480)

Net cash used in investing activities	(44,123)	(55,273)

Cash flows from financing activities:
Payments of Credit facility	(1,154,310)	(438,940)
Proceeds from Notes	1,142,125	450,000
Repurchases of Notes	—	(71,674)
Payment of debt issuance costs	(27,610)	(10,751)

Net cash used in financing activities	(39,795)	(71,365)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(231)	2,246

Net decrease in cash and cash equivalents	(107,351)	(126,185)
Cash and cash equivalents, at beginning of period	170,024	255,902

Cash and cash equivalents, at end of period	62,673	129,717
Restricted cash, at end of period	—	26,153

Cash and cash equivalents and restricted cash, at end of period	$62,673	$155,870

Supplemental disclosure of cash flow information:
Interest paid	$126,346	$86,303
Income taxes paid	12,163	12,304

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

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, stock-based compensation, derivative and hedging activities, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

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

On September 20, 2012, the Company terminated the interest rate swap entered into on July 28, 2010 and settled the contract at the fair value of the liability as of September 20, 2012. As of January 28, 2012, the fair value of this interest rate swap represented the estimated amount the Company would receive or pay to terminate the contract at the reporting date based upon pricing or valuation models applied to current market information. The interest rate swap was valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate curves. The interest rate swap was collateralized by cash and thus the Company did not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.23 billion at October 27, 2012, compared to a carrying value of $2.37 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.03 billion at January 28, 2012, compared to a carrying value of $2.39 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4. Debt

Debt as of October 27, 2012 and January 28, 2012 included the following components (in thousands):

	October 27, 2012	January 28, 2012
Long-term debt:
Senior secured term loan facility due 2014	$—	$1,154,310
Senior fixed rate notes due 2015	220,270	220,270
Senior toggle notes due 2015	302,190	302,190
Senior subordinated notes due 2017	259,612	259,612
Senior secured first lien notes due 2019 (1)	1,141,834	—
Senior secured second lien notes due 2019	450,000	450,000

	2,373,906	2,386,382
Less: current portion of long-term debt	—	—

Long-term debt	$2,373,906	$2,386,382

Obligation under capital lease	$17,290	$17,290

(1)	Amount includes unamortized premium of $16,834 as of October 27, 2012.

See Note 3—Fair Value Measurements for related fair value disclosure on debt.

Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first priority lien on substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the Senior Secured First Lien Notes rank equally to the liens securing the Company’s recently amended and restated senior secured credit facility. The Senior Secured First Lien Notes are subject to customary covenants, (described below), and events of default. The Company used the proceeds of the offerings of the Senior Secured First Lien Notes to reduce $1,154.3 million of indebtedness under the Company’s senior secured term loan Credit Facility, and to pay $27.6 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

New Credit Facility

On September 20, 2012, the Company entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “New Credit Facility”), pursuant to which the Company replaced its existing $200.0 million senior secured revolving credit facility maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility.

Borrowings under the New Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company will also pay a facility fee of 0.50% per annum of the committed amount of the New Credit Facility whether or not utilized.

All obligations under the New Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the New Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of the Company’s capital stock, prior to an initial public offering of its stock, and (ii) substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the New Credit Facility rank equally to the liens securing the Senior Secured First Lien Notes.

The New Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 29, 2011 (in thousands). There was no debt repurchase activity for the three and nine months ended October 27, 2012.

	Three Months Ended October 29, 2011			Nine Months Ended October 29, 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)	Principal Amount	Repurchase Price	Recognized Gain (2)
Senior Fixed Rate Notes	$2,730	$2,343	$346	$15,730	$15,213	$260
Senior Toggle Notes	27,780	23,834	3,640	60,920	56,461	4,208

	$30,510	$26,177	$3,986	$76,650	$71,674	$4,468

(1)	Net of deferred issuance cost write-offs of $41 for the Senior Fixed Rate Notes and $306 for the Senior Toggle Notes.

(2)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $706 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured First Lien Notes and Senior Secured Second Lien Notes (collectively, the “Notes”) and New Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance except as previously disclosed herein for the New Credit Facility. As of October 27, 2012, we were in compliance with the covenants under our New Credit Facility and Notes.

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive loss, net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during the three and nine months ended October 27, 2012 and October 29, 2011, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Loss.

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

On September 20, 2012, the Company terminated the interest rate swap entered into on July 28, 2010 (the “Swap”) and also extinguished the associated hedged debt instrument. Accordingly, the Company reclassified $1.8 million of unrealized loss associated with the Swap from “Accumulated other comprehensive loss, net of tax” in the Unaudited Condensed Consolidated Balance Sheets into “Interest expense, net” in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company previously entered into the Swap to manage exposure to fluctuations in interest rate changes related to a portion of the senior secured term loan facility. The Swap was designated and accounted for as a cash flow hedge and had an expiration date of July 30, 2013. The Swap represented a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covered an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility and had a fixed rate of 1.2235%. The interest rate Swap resulted in the Company paying a fixed rate plus the applicable margin then in effect for LIBOR borrowings resulting in an all-in fixed interest rate of 3.97% on a notional amount of $200.0 million of the senior secured term loan facility.

The Company did not make any credit-related valuation adjustments to the Swap because it was previously collateralized by cash. The collateral requirement previously increased for declines in the three year LIBOR rate below 1.2235%. In connection with the termination of the Swap, the Company received a release of collateral in the amount of $4.1 million.

At January 28, 2012, the estimated fair value of the Swap was a liability of approximately $2.2 million, which was recorded in “Accrued expenses and other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets. See Note 3 – Fair Value Measurements for fair value measurement of interest rate swaps.

The following tables provide a summary of the financial statement effect of Swap during the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended			Three months ended
	October 27, 2012	October 29, 2011		October 27, 2012 (2)	October 29, 2011
Interest rate swap	$(153)	$167	Interest expense, net	$(1,896)	$(491)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
(2)	Includes a reclassification amount of $1,784,000 from accumulated other comprehensive loss into interest expense resulting from the termination of the Swap.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended			Nine months ended
	October 27, 2012	October 29, 2011		October 27, 2012 (2)	October 29, 2011
Interest rate swap	$375	$(1,209)	Interest expense, net	$(2,620)	$(1,437)

(1)	Represents reclassification of amounts from accumulated other comprehensive loss to earnings as interest expense is recognized on the senior secured term loan facility. No ineffectiveness is associated with these interest rate cash flow hedges.
(2)	Includes a reclassification amount of $1,784,000 from accumulated other comprehensive loss into interest expense resulting from the termination of the Swap.

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

7. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended October 27, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 28, 2012	6,343,756	$10.00
Options granted	2,348,864	$10.00
Options exercised	—
Options forfeited	(2,924,063)	$10.00
Options expired	(1,044,376)	$10.00

Outstanding at October 27, 2012	4,724,181	$10.00	4.5

Options vested and expected to vest at October 27, 2012	4,265,316	$10.00	4.3

Exercisable at October 27, 2012	2,119,012	$10.00	2.2

The weighted average grant date fair value of options granted during the nine months ended October 27, 2012 and October 29, 2011 was $1.58 and $2.90, respectively.

During the three and nine months ended October 27, 2012 and October 29, 2011, the Company recorded stock-based compensation (benefit) expense and additional paid-in capital relating to stock-based compensation of approximately $(0.5) million, $(1.4) million, $0.6 million and $2.8 million, respectively. During the three months ended October 27, 2012, the Company recorded a reversal of stock option expense of $0.9 million associated with the forfeitures of stock options, including $0.5 million for former executive officers. Stock-based compensation (benefit) expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

8. Income Taxes

The effective income tax rate was (47.1)% and (19.1)% for the three and nine months ended October 27, 2012 . This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 27, 2012 by the Company’s U.S. operations.

The effective income tax rate was 62.7% and (26.7)% for the three and nine months ended October 29, 2011. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 29, 2011 by the Company’s U.S. operations.

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

9. Related Party Transactions

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid fees of approximately $0.2 million for the three months ended October 29, 2011. During the time that the former executive officer was employed by the Company, the Company paid fees of approximately $0.8 million and $1.1 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

The initial purchasers of the Senior Secured First Lien Notes on February 28, 2012, included Apollo Global Securities, LLC and Morgan Joseph TriArtisan LLC. Apollo Global Securities, LLC is an affiliate of Apollo Management VI, L.P., which is the Company’s controlling stockholder. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, a member of the Company’s Board of Directors is an executive of Morgan Joseph TriArtisan Inc., an affiliate of Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured First Lien Notes, the Company paid fees of approximately $0.7 million to Apollo Global Securities, LLC and $0.1 million to Morgan Joseph TriArtisan LLC.

The initial purchasers of the Senior Secured Second Lien Notes on March 4, 2011, included Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured Second Lien Notes, the Company paid a fee of approximately $0.3 million to Morgan Joseph TriArtisan LLC.

10. Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other (income) expense, net” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its Europe division. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Net sales, depreciation and amortization and operating income for the three and nine months ended October 27, 2012 and October 29, 2011 are as follows (in thousands):

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Net sales:
North America	$226,390	$221,825	$666,705	$663,070
Europe	136,998	134,175	396,917	397,923

Total net sales	363,388	356,000	1,063,622	1,060,993

Depreciation and amortization:
North America	9,786	10,709	29,795	31,235
Europe	6,256	6,420	18,437	19,300

Total depreciation and amortization	16,042	17,129	48,232	50,535

Operating income for reportable segments:
North America	35,077	32,803	98,786	87,371
Europe	14,709	12,025	27,684	21,242

Total operating income for reportable segments	49,786	44,828	126,470	108,613
Severance and transaction-related costs	(29)	180	1,168	949

Net consolidated operating income	49,815	44,648	125,302	107,664
Gain (loss) on early debt extinguishment	(5,105)	3,986	(9,707)	4,468
Interest expense, net	54,042	43,543	149,943	134,113

Net consolidated (loss) income before income tax expense	$(9,332)	$5,091	$(34,348)	$(21,981)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0 and $0 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $1.4 and $0.3 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0 million and $0.2 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $(0.2) million and $0.6 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.

11. Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of Senior Secured First Lien Notes (collectively, the “2012 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$15,243	$5,546	$41,884	$—	$62,673
Inventories	—	111,855	80,562	—	192,417
Prepaid expenses	982	2,519	15,379	—	18,880
Other current assets	130	20,385	10,152	—	30,667

Total current assets	16,355	140,305	147,977	—	304,637

Property and equipment:
Furniture, fixtures and equipment	5,638	137,212	81,069	—	223,919
Leasehold improvements	1,073	161,497	140,139	—	302,709

	6,711	298,709	221,208	—	526,628
Less accumulated depreciation and amortization	(3,530)	(195,329)	(118,244)	—	(317,103)

	3,181	103,380	102,964	—	209,525

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,483)	—	—	(2,483)

	—	15,572	—	—	15,572

Intercompany receivables	—	304,905	—	(304,905)	—
Investment in subsidiaries	2,238,396	(59,224)	—	(2,179,172)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	4,466	253,374	—	543,840
Deferred financing costs, net	43,249	—	—	—	43,249
Other assets	130	3,527	42,495	9	46,161

	2,567,775	1,489,325	610,274	(2,484,068)	2,183,306

Total assets	$2,587,311	$1,748,582	$861,215	$(2,484,068)	$2,713,040

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$31,930	$35,401	$—	$68,716
Income taxes payable	(43)	(290)	5,222	—	4,889
Accrued interest payable	48,149	—	—	—	48,149
Accrued expenses and other current liabilities	10,693	35,364	48,103	—	94,160

Total current liabilities	60,184	67,004	88,726	—	215,914

Intercompany payables	218,158	—	86,738	(304,896)	—
Long-term debt	2,373,906	—	—	—	2,373,906
Obligation under capital lease	—	17,249	—	—	17,249
Deferred tax liability	—	106,584	12,820	—	119,404
Deferred rent expense	—	18,089	11,670	—	29,759
Unfavorable lease obligations and other long-term liabilities	—	21,197	548	—	21,745

	2,592,064	163,119	111,776	(304,896)	2,562,063

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,050	1,435,909	796,316	(2,232,225)	618,050
Accumulated other comprehensive (loss) income, net of tax	(4,665)	3,754	(14,457)	10,703	(4,665)
Retained earnings (accumulated deficit)	(678,322)	78,429	(121,148)	42,719	(678,322)

	(64,937)	1,518,459	660,713	(2,179,172)	(64,937)

Total liabilities and stockholder’s equity (deficit)	$2,587,311	$1,748,582	$861,215	$(2,484,068)	$2,713,040

(1)	Cash and cash equivalents includes restricted cash of $0 for “Issuer”

Condensed Consolidating Balance Sheet

January 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$107,265	$4,908	$62,201	$—	$174,374
Inventories	—	84,608	57,496	—	142,104
Prepaid expenses	676	1,530	17,804	—	20,010
Other current assets	—	15,967	9,456	—	25,423

Total current assets	107,941	107,013	146,957	—	361,911

Property and equipment:
Furniture, fixtures and equipment	4,540	128,650	74,430	—	207,620
Leasehold improvements	1,071	151,891	128,812	—	281,774

	5,611	280,541	203,242	—	489,394
Less accumulated depreciation and amortization	(2,761)	(175,999)	(103,114)	—	(281,874)

	2,850	104,542	100,128	—	207,520

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(1,805)	—	—	(1,805)

	—	16,250	—	—	16,250

Intercompany receivables	—	234,828	—	(234,828)	—
Investment in subsidiaries	2,138,159	(58,841)	—	(2,079,318)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	6,176	257,592	—	549,768
Deferred financing costs, net	32,432	—	593	—	33,025
Other assets	130	3,788	40,577	—	44,495

	2,456,721	1,421,602	613,167	(2,314,146)	2,177,344

Total assets	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,468	$23,845	$35,391	$—	$60,704
Income taxes payable	—	766	9,462	—	10,228
Accrued interest payable	31,859	—	—	—	31,859
Accrued expenses and other current liabilities	14,890	39,744	49,891	—	104,525

Total current liabilities	48,217	64,355	94,744	—	207,316

Intercompany payables	155,209	—	79,619	(234,828)	—
Long-term debt	2,386,382	—	—	—	2,386,382
Obligation under capital lease	—	17,290	—	—	17,290
Deferred tax liability	—	106,825	13,627	—	120,452
Deferred rent expense	—	17,680	11,181	—	28,861
Unfavorable lease obligations and other long-term liabilities	—	24,217	803	—	25,020

	2,541,591	166,012	105,230	(234,828)	2,578,005

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,453	1,435,909	815,866	(2,251,775)	619,453
Accumulated other comprehensive (loss) income, net of tax	(4,351)	3,675	(11,780)	8,105	(4,351)
Accumulated deficit	(637,398)	(20,911)	(143,810)	164,721	(637,398)

	(22,296)	1,419,040	660,278	(2,079,318)	(22,296)

Total liabilities and stockholder’s equity (deficit)	$2,567,512	$1,649,407	$860,252	$(2,314,146)	$2,763,025

(1)	Cash and cash equivalents includes restricted cash of $4,350 for “Issuer”

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$207,010	$156,378	$—	$363,388
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	446	101,828	77,309	—	179,583

Gross profit (deficit)	(446)	105,182	79,069	—	183,805

Other expenses:
Selling, general and administrative	7,135	61,992	52,084	—	121,211
Depreciation and amortization	268	8,702	7,072	—	16,042
Severance and transaction-related costs	45	—	(74)	—	(29)
Other (income) expense	(2,847)	(1,532)	1,145	—	(3,234)

	4,601	69,162	60,227	—	133,990

Operating income (loss)	(5,047)	36,020	18,842	—	49,815
Loss on early debt extinguishment	(5,105)	—	—	—	(5,105)
Interest expense, net	53,489	557	(4)	—	54,042

Income (loss) before income taxes	(63,641)	35,463	18,846	—	(9,332)
Income tax expense	—	635	3,763	—	4,398

Income (loss) from continuing operations	(63,641)	34,828	15,083	—	(13,730)
Equity in earnings of subsidiaries	49,911	1,129	—	(51,040)	—

Net income (loss)	(13,730)	35,957	15,083	(51,040)	(13,730)
Foreign currency translation adjustments	2,165	(36)	1,838	(1,802)	2,165
Net gain on intra-entity foreign currency transactions, net of tax	6,499	57	6,630	(6,687)	6,499
Unrealized loss on interest rate swap, net of tax	(153)	—	—	—	(153)
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	1,784	—	—	—	1,784

Other comprehensive income (loss)	10,295	21	8,468	(8,489)	10,295

Comprehensive income (loss)	$(3,435)	$35,978	$23,551	$(59,529)	$(3,435)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$204,222	$151,778	$—	$356,000
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,647	98,605	72,253	—	172,505

Gross profit (deficit)	(1,647)	105,617	79,525	—	183,495

Other expenses:
Selling, general and administrative	6,398	61,646	55,334	—	123,378
Depreciation and amortization	184	9,831	7,114	—	17,129
Severance and transaction-related costs	1	—	179	—	180
Other (income) expense	(2,752)	(356)	1,268	—	(1,840)

	3,831	71,121	63,895	—	138,847

Operating income (loss)	(5,478)	34,496	15,630	—	44,648
Gain on early debt extinguishment	3,986	—	—	—	3,986
Interest expense, net	41,508	539	1,496	—	43,543

Income (loss) before income taxes	(43,000)	33,957	14,134	—	5,091
Income tax expense	—	752	2,441	—	3,193

Income (loss) from continuing operations	(43,000)	33,205	11,693	—	1,898
Equity in earnings of subsidiaries	44,898	1,637	—	(46,535)	—

Net income	1,898	34,842	11,693	(46,535)	1,898
Foreign currency translation adjustments	(2,541)	(245)	157	88	(2,541)
Net loss on intra-entity foreign currency transactions, net of tax	(3,945)	(947)	(4,153)	5,100	(3,945)
Unrealized gain on interest rate swap, net of tax	167	—	—	—	167

Other comprehensive loss	(6,319)	(1,192)	(3,996)	5,188	(6,319)

Comprehensive income (loss)	$(4,421)	$33,650	$7,697	$(41,347)	$(4,421)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine months ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$614,581	$449,041	$—	$1,063,622
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,071	297,879	231,502	—	531,452

Gross profit (deficit)	(2,071)	316,702	217,539	—	532,170

Other expenses:
Selling, general and administrative	15,497	185,654	158,971	—	360,122
Depreciation and amortization	769	26,549	20,914	—	48,232
Severance and transaction-related costs	1,376	—	(208)	—	1,168
Other (income) expense	(7,824)	(2,578)	7,748	—	(2,654)

	9,818	209,625	187,425	—	406,868

Operating income (loss)	(11,889)	107,077	30,114	—	125,302
Loss on early debt extinguishment	(9,707)	—	—	—	(9,707)
Interest expense, net	147,693	1,650	600	—	149,943

Income (loss) before income taxes	(169,289)	105,427	29,514	—	(34,348)
Income tax expense (benefit)	—	(276)	6,852	—	6,576

Income (loss) from continuing operations	(169,289)	105,703	22,662	—	(40,924)
Equity in earnings (loss) of subsidiaries	128,365	(231)	—	(128,134)	—

Net income (loss)	(40,924)	105,472	22,662	(128,134)	(40,924)
Foreign currency translation adjustments	(632)	(102)	(799)	901	(632)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(1,841)	181	(1,878)	1,697	(1,841)
Unrealized gain on interest rate swap, net of tax	375	—	—	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	1,784	—	—	—	1,784

Other comprehensive income (loss)	(314)	79	(2,677)	2,598	(314)

Comprehensive income (loss)	$(41,238)	$105,551	$19,985	$(125,536)	$(41,238)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine months ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$613,791	$447,202	$—	$1,060,993
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	4,588	294,544	220,114	—	519,246

Gross profit (deficit)	(4,588)	319,247	227,088	—	541,747

Other expenses:
Selling, general and administrative	22,308	189,700	168,301	—	380,309
Depreciation and amortization	549	28,586	21,400	—	50,535
Severance and transaction-related costs	298	—	651	—	949
Other (income) expense	(9,737)	1,503	10,524	—	2,290

	13,418	219,789	200,876	—	434,083

Operating income (loss)	(18,006)	99,458	26,212	—	107,664
Gain on early debt extinguishment	4,468	—	—	—	4,468
Interest expense, net	128,021	1,611	4,481	—	134,113

Income (loss) before income taxes	(141,559)	97,847	21,731	—	(21,981)
Income tax expense	—	398	5,463	—	5,861

Income (loss) from continuing operations	(141,559)	97,449	16,268	—	(27,842)
Equity in earnings of subsidiaries	113,717	1,412	—	(115,129)	—

Net income (loss)	(27,842)	98,861	16,268	(115,129)	(27,842)
Foreign currency translation adjustments	2,726	(15)	2,117	(2,102)	2,726
Net gain on intra-entity foreign currency transactions, net of tax	5,469	91	5,663	(5,754)	5,469
Unrealized loss on interest rate swap, net of tax	(1,209)	—	—	—	(1,209)

Other comprehensive income	6,986	76	7,780	(7,856)	6,986

Comprehensive income (loss)	$(20,856)	$98,937	$24,048	$(122,985)	$(20,856)

Condensed Consolidating Statement of Cash Flows

Nine months ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(40,924)	$105,472	$22,662	$(128,134)	$(40,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(128,365)	231	—	128,134	—
Depreciation and amortization	769	26,549	20,914	—	48,232
Amortization of lease rights and other assets	—	—	2,390	—	2,390
Amortization of debt issuance costs	6,795	—	594	—	7,389
Net accretion of favorable (unfavorable) lease obligations	—	(633)	97	—	(536)
Loss on sale/retirement of property and equipment, net	—	71	2	—	73
Loss on early debt extinguishment	9,707	—	—	—	9,707
Loss on sale of intangible asset/lease rights	—	—	117		117
Stock compensation expense (benefit)	(886)	(576)	59	—	(1,403)
(Increase) decrease in:
Inventories	2	(27,247)	(23,185)	—	(50,430)
Prepaid expenses	(305)	(989)	2,210	—	916
Other assets	(128)	(4,444)	(5,751)	—	(10,323)
Increase (decrease) in:
Trade accounts payable	(82)	6,615	1,748	—	8,281
Income taxes payable	(43)	(1,013)	(3,774)	—	(4,830)
Accrued interest payable	16,290	—	—	—	16,290
Accrued expenses and other liabilities	(2,048)	(4,419)	(1,608)	—	(8,075)
Deferred income taxes	—	(690)	(209)	—	(899)
Deferred rent expense	—	409	414	—	823

Net cash provided by (used in) operating activities	(139,218)	99,336	16,680	—	(23,202)

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,101)	(23,226)	(22,069)	—	(46,396)
Acquisition of intangible assets/lease rights	—	(70)	(2,007)	—	(2,077)
Changes in restricted cash	4,350	—	—	—	4,350

Net cash provided by (used in) investing activities	3,249	(23,296)	(24,076)	—	(44,123)

Cash flows from financing activities:
Payments of Credit facility	(1,154,310)	—	—	—	(1,154,310)
Proceeds from Notes	1,142,125	—	—	—	1,142,125
Payment of debt issuance costs	(27,610)	—	—	—	(27,610)
Intercompany activity, net	88,094	(75,633)	(12,461)	—	—

Net cash provided by (used in) financing activities	48,299	(75,633)	(12,461)	—	(39,795)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	231	(460)	—	(231)

Net increase (decrease) in cash and cash equivalents	(87,672)	638	(20,317)	—	(107,351)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	$15,243	$5,546	$41,884	$—	$62,673

Condensed Consolidating Statement of Cash Flows

Nine months ended October 29, 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,842)	$98,861	$16,268	$(115,129)	$(27,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(113,717)	(1,412)	—	115,129	—
Depreciation and amortization	549	28,586	21,400	—	50,535
Amortization of lease rights and other assets	—	—	2,424	—	2,424
Amortization of debt issuance costs	10,702	—	453	—	11,155
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net loss on Euro Loan	—	—	1,485	—	1,485
Net accretion of favorable (unfavorable) lease obligations	—	(928)	406	—	(522)
Loss on sale/retirement of property and equipment, net	—	42	11	—	53
Gain on early debt extinguishment	(4,468)	—	—	—	(4,468)
Stock compensation expense	2,333	—	426	—	2,759
(Increase) decrease in:
Inventories	—	(27,238)	(21,759)	—	(48,997)
Prepaid expenses	(169)	(13,598)	1,233	—	(12,534)
Other assets	—	(3,164)	(4,612)	—	(7,776)
Increase (decrease) in:
Trade accounts payable	605	7,305	13,283	—	21,193
Income taxes payable	—	(1,098)	(3,710)	—	(4,808)
Accrued interest payable	24,937	—	(57)	—	24,880
Accrued expenses and other liabilities	(9,681)	(2,393)	(8,874)	—	(20,948)
Deferred income taxes	—	(338)	(1,039)	—	(1,377)
Deferred rent expense	—	366	798	—	1,164

Net cash provided by (used in) operating activities	(104,920)	84,991	18,136	—	(1,793)

Cash flows from investing activities:
Acquisition of property and equipment, net	(357)	(18,751)	(32,274)	—	(51,382)
Acquisition of intangible assets/lease rights	—	(35)	(2,376)	—	(2,411)
Changes in restricted cash	(1,350)	—	(130)	—	(1,480)

Net cash used in investing activities	(1,707)	(18,786)	(34,780)	—	(55,273)

Cash flows from financing activities:
Payments of Credit facility	(438,940)	—	—	—	(438,940)
Proceeds from Note	450,000	—	—	—	450,000
Repurchases of Notes	(71,674)	—	—	—	(71,674)
Payment of debt issuance costs	(10,661)	—	(90)	—	(10,751)
Intercompany activity, net	68,466	(67,905)	(561)	—	—

Net cash used in financing activities	(2,809)	(67,905)	(651)	—	(71,365)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	609	1,637	—	2,246

Net decrease in cash and cash equivalents	(109,436)	(1,091)	(15,658)	—	(126,185)
Cash and cash equivalents, at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents, at end of period	66,643	2,496	60,578	—	129,717
Restricted cash, at end of period	4,800	—	21,353	—	26,153

Cash and cash equivalents and restricted cash, at end of period	$71,443	$2,496	$81,931	$—	$155,870

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We include sales from a store in the calculation of same store sales when it has been in operation sixty weeks after its initial opening and, effective in the third quarter of fiscal 2012, we include sales from e-commerce. A store that is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for nine consecutive weeks. The removal is effective prospectively upon the completion of the ninth consecutive week of closure. A store that is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency rates.

Business Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories at affordable prices for young women, teens, tweens, and girls ages 3 to 27. We are organized based on our geographic markets, which include our North America division and our Europe division. As of October 27, 2012, we operated a total of 3,088 stores, of which 1,939 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (our North America division) and 1,149 stores were located in the United Kingdom, France, Switzerland, Spain, Ireland, Austria, Germany, Netherlands, Portugal, Belgium, Poland, Czech Republic and Hungary (our Europe division). We operate our stores under two brand names: Claire’s® and Icing®.

As of October 27, 2012, we also franchised or licensed 381 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, and Panama. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Loss.

Our primary brand in North America and exclusively in Europe is Claire’s. Our Claire’s customers are predominantly teens (ages 13 to 18), tweens (ages 7 to 12) and kids (ages 3 to 6).

Our other brand in North America is Icing, which targets a single edit point customer represented by a 23 year old young woman just graduating from college and entering the work force who dresses consistent with the current fashion influences. We believe this niche strategy enables us to create a well defined merchandise point of view and attract a broad group of customers from 19 to 27 years of age.

We believe that we are the leading jewelry and accessories destination for our target customers, which is embodied in our mission statement – to be a fashion authority and fun destination offering a compelling, focused assortment of value-priced accessories, jewelry and other emerging fashion categories targeted to the lifestyles of kids, tweens, teens and young women. In addition to age segmentation, we use multiple lifestyle aesthetics to further differentiate our merchandise assortments for our teen and tween target customer groups.

We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:

•	Jewelry – includes earrings, necklaces, bracelets, body jewelry and rings, as well as ear piercing

•	Accessories – fashion and seasonal accessories, including headwear, legwear, handbags and small leather goods, attitude glasses and sunglasses; and our beauty product offerings

In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s and Icing brands allows us to operate multiple store locations within a single mall. In Europe, our stores are located on high streets, in shopping malls and in high traffic urban areas.

Consolidated Results of Operations

A summary of our consolidated results of operations for the three and nine months ended October 27, 2012 and October 29, 2011 are as follows (dollars in thousands):

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011
Net sales	$363,388	$356,000
Increase (decrease) in same store sales (1)	2.4%	(2.2)%
Gross profit percentage	50.6%	51.5%
Selling, general and administrative expenses as a percentage of net sales	33.4%	34.7%
Depreciation and amortization as a percentage of net sales	4.4%	4.8%
Operating income	$49,815	$44,648
Gain (loss) on early debt extinguishment	$(5,105)	$3,986
Net (loss) income	$(13,730)	$1,898
Number of stores at the end of the period (2)	3,088	3,047

(1)	Includes e-commerce.
(2)	Number of stores excludes stores operated under franchise and licensing agreements.

	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Net sales	$1,063,622	$1,060,993
Increase (decrease) in same store sales (1)	0.3%	(0.2)%
Gross profit percentage	50.0%	51.1%
Selling, general and administrative expenses as a percentage of net sales	33.9%	35.8%
Depreciation and amortization as a percentage of net sales	4.5%	4.8%
Operating income	$125,302	$107,664
Gain (loss) on early debt extinguishment	$(9,707)	$4,468
Net loss	$(40,924)	$(27,842)
Number of stores at the end of the period (2)	3,088	3,047

(1) Includes e-commerce.

(2) Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales for the three months ended October 27, 2012 increased $7.4 million, or 2.1%, from the three months ended October 29, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by the effect of store closures and foreign currency translation effect of our foreign locations’ sales. Net sales would have increased 4.4% excluding the impact from foreign currency rate changes.

For the three months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 3.0%, partially offset by a decrease in average number of transactions per store of 0.2%.

Net sales for the nine months ended October 27, 2012 increased $2.6 million, or 0.2%, from the nine months ended October 29, 2011. The increase was attributable to new store sales and increase in same store sales, partially offset by foreign currency translation effect on foreign locations’ sales and the effect of store closures. Net sales would have increased 2.9% excluding the impact from foreign currency rate changes.

For the nine months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.1%, partially offset by a decrease in average number of transactions per store of 3.5%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Jewelry	50.0	47.0	50.2	47.6
Accessories	50.0	53.0	49.8	52.4

	100.0	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center and depreciation and amortization expense. The costs related to our distribution center are included instead in “Selling, general and administrative” expenses, and depreciation and amortization expense is disclosed separately in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

During the three months ended October 27, 2012, gross profit percentage decreased 90 basis points to 50.6% compared to 51.5% during the three months ended October 29, 2011. The decrease in gross profit percentage consisted of a 110 basis point decrease in merchandise margin, partially offset by a 20 basis point decrease in occupancy rate. The decrease in merchandise margin resulted primarily from an increase in markdowns and lower initial markups. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

During the nine months ended October 27, 2012, gross profit percentage decreased 110 basis points to 50.0% compared to 51.1% during the nine months ended October 29, 2011. The decrease in gross profit percentage consisted of an 80 basis point decrease in merchandise margin and a 30 basis point increase in occupancy rate. The decrease in merchandise margin resulted primarily from an increase in markdowns and lower initial markups. The increase in occupancy rate resulted primarily from an increase in rent expense combined with essentially unchanged same store sales.

Selling, general and administrative expenses

During the three months ended October 27, 2012, selling, general and administrative expenses decreased $2.2 million, or 1.8%, compared to the three months ended October 29, 2011. As a percentage of net sales, selling, general and administrative expenses decreased 130 basis points compared to the three months ended October 29, 2011. Excluding a favorable $3.0 million foreign currency translation effect, selling, general and administrative expenses would have increased $0.8 million.

During the nine months ended October 27, 2012, selling, general and administrative expenses decreased $20.2 million, or 5.3%, compared to the nine months ended October 29, 2011. As a percentage of net sales, selling, general and administrative expenses decreased 190 basis points compared to the nine months ended October 29, 2011. Excluding a favorable $10.2 million foreign currency translation effect, selling, general and administrative expenses would have decreased $10.0 million. The majority of the remaining decrease was due to lower non-cash compensation expense and a reduction in digital marketing costs.

Depreciation and amortization expense

During the three months ended October 27, 2012, depreciation and amortization expense decreased $1.1 million to $16.0 million compared to $17.1 million for the three months ended October 29, 2011. Excluding a favorable $0.3 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $0.8 million.

During the nine months ended October 27, 2012, depreciation and amortization expense decreased $2.3 million to $48.2 million compared to $50.5 million for the nine months ended October 29, 2011. Excluding a favorable $1.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.2 million.

Other (income) expense, net

The following is a summary of other (income) expense activity for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Foreign currency exchange (gain) loss, net	$(951)	$(1,354)	$705	$4,011
Royalty income	(2,283)	(486)	(3,359)	(1,472)
Other income	—	—	—	(249)

	$(3,234)	$(1,840)	$(2,654)	$2,290

During the three months ended October 27, 2012, foreign currency exchange gain, net decreased primarily from a reduction of a $(0.7) million net gain recorded in the comparable period of the prior fiscal year to remeasure the Euro Loan at the period end foreign exchange rate.

During the nine months ended October 27, 2012, foreign currency exchange loss, net decreased primarily from a reduction of a $1.5 million net charge recorded in the comparable period of the prior fiscal year to remeasure the Euro Loan at the period end foreign exchange rate.

Gain (loss) on early debt extinguishment

During the third quarter of fiscal 2012, we recognized $5.1 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $664.5 million indebtedness under our former senior secured term loan facility and replacement of our former $200.0 million senior secured revolving credit facility.

During the nine month ended October 27, 2012, we recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $1,154.3 million of indebtedness under our senior secured term loan facility and replacement of our former $200.0 million senior secured revolving credit facility.

The following is a summary of the Company’s debt repurchase activity for the three and nine months ended October 29, 2011 (in thousands). There was no debt repurchase activity for the three and nine months ended October 27, 2012.

	Three Months Ended October 29, 2011			Nine months ended October 29, 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)	Principal Amount	Repurchase Price	Recognized Gain (2)
Senior Fixed Rate Notes	$2,730	$2,343	$346	$15,730	$15,213	$260
Senior Toggle Notes	27,780	23,834	3,640	60,920	56,461	4,208

	$30,510	$26,177	$3,986	$76,650	$71,674	$4,468

(1)	Net of deferred issuance cost write-offs of $41 for the Senior Fixed Rate Notes and $306 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $706 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Interest expense, net

During the three months ended October 27, 2012, net interest expense aggregated $54.0 million compared to $43.5 million for the three months ended October 29, 2011. The increase of $10.5 million was primarily due to interest on the Senior Secured First Lien Notes, partially offset by lower outstanding balances under our former senior secured term loan facility, Senior Toggle Notes and Senior Fixed Rate Notes.

During the nine months ended October 27, 2012, net interest expense aggregated $149.9 million compared to $134.1 million for the nine months ended October 29, 2011. The increase of $15.8 million was primarily due to interest on the Senior Secured First Lien Notes, partially offset by lower outstanding balances under our former senior secured term loan facility, Senior Toggle Notes and Senior Fixed Rate Notes.

Income taxes

The effective income tax rate for the three and nine months ended October 27, 2012 was (47.1)% and (19.1)% compared to 62.7% and (26.7)% for the three and nine months ended October 29, 2011. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets resulting from operating losses in the three and nine months ended October 27, 2012 and October 29, 2011, respectively, by our U.S. operations.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Net sales	$226,390	$221,825	$666,705	$663,070
Increase in same store sales (1)	2.0%	0.8%	0.2%	2.5%
Gross profit percentage	51.5%	52.2%	51.6%	52.1%
Number of stores at the end of the period (2)	1,939	1,959	1,939	1,959

(1)	Includes e-commerce.
(2)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended October 27, 2012, net sales in North America increased $4.6 million, or 2.1%, from the three months ended October 29, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by the effect of store closures. Sales would have increased 1.9% excluding the impact from foreign currency rate changes.

For the three months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.0%, partially offset by a decrease in average number of transactions per store of 1.1%.

During the nine months ended October 27, 2012, net sales in North America increased $3.6 million, or 0.5%, from the nine months ended October 29, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by the effect of store closures and foreign currency translation effect of our Canadian operation’ sales. Sales would have increased 0.7% excluding the impact from foreign currency rate changes.

For the nine months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.7%, partially offset by a decrease in average number of transactions per store of 4.5%.

During the three months ended October 27, 2012, gross profit percentage decreased 70 basis points to 51.5% compared to 52.2% during the three months ended October 29, 2011. The decrease in gross profit percentage consisted of a 60 basis point decrease in merchandise margin and increase of 20 basis points in occupancy rate, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns.

During the nine months ended October 27, 2012, gross profit percentage decreased 50 basis points to 51.6% compared to 52.1% during the nine months ended October 29, 2011. The decrease in gross profit percentage consisted of a 40 basis point decrease in merchandise margin, a 30 basis point increase in occupancy rate, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns. The increase in occupancy rate resulted primarily from an increase in rent expense combined with essentially unchanged same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Jewelry	53.8	51.1	54.6	52.9
Accessories	46.2	48.9	45.4	47.1

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Net sales	$136,998	$134,175	$396,917	$397,923
Increase (decrease) in same store sales	3.2%	(7.1)%	0.6%	(4.8)%
Gross profit percentage	49.1%	50.5%	47.4%	49.3%
Number of stores at the end of the period (1)	1,149	1,088	1,149	1,088

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended October 27, 2012, net sales in Europe increased $2.8 million, or 2.1%, from the three months ended October 29, 2011. The increase was attributable to new store sales and an increase in same store sales, partially offset by foreign currency translation effect of our foreign locations’ sales and the effect of store closures. Sales would have increased 8.6% excluding the impact from foreign currency rate changes.

For the three months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 3.0%, partially offset by a decrease in average number of transactions per store of 0.5%.

During the nine months ended October 27, 2012, net sales in Europe decreased $1.0 million, or 0.3%, from the nine months ended October 29, 2011. The decrease was attributable to foreign currency translation effect of our foreign locations’ sales and the effect of store closures, partially offset by new store sales and an increase in same store sales. Sales would have increased 6.8% excluding the impact from foreign currency rate changes.

For the nine months ended October 27, 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 3.4%, partially offset by a decrease in average number of transactions per store of 3.9%.

During the three months ended October 27, 2012, gross profit percentage decreased 140 basis points to 49.1% compared to 50.5% during the three months ended October 29, 2011. The decrease in gross profit percentage consisted of a 200 basis point decrease in merchandise margin, a 20 basis point increase in buying and buying-related costs, partially offset by an 80 basis point decrease in occupancy rate. The decrease in merchandise margin resulted from a reduction in initial markups and an increase in inventory shrink. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

During the nine months ended October 27, 2012, gross profit percentage decreased 190 basis points to 47.4% compared to 49.3% during the nine months ended October 29, 2011. The decrease in gross profit percentage consisted of a 160 basis point decrease in merchandise margin, a 20 basis point increase in buying and buying-related costs, and a 10 basis point increase in occupancy rate. The decrease in merchandise margin resulted from a reduction in initial markups and an increase in inventory shrink.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 27, 2012	Three Months Ended October 29, 2011	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Jewelry	44.0	40.3	42.9	39.0
Accessories	56.0	59.7	57.1	61.0

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows used in operating, investing and financing activities for the nine months ended October 27, 2012 and October 29, 2011 is summarized in the table below (in thousands):

	Nine Months Ended October 27, 2012	Nine Months Ended October 29, 2011
Operating activities	$(23,202)	$(1,793)
Investing activities	(44,123)	(55,273)
Financing activities	(39,795)	(71,365)

Cash flows from operating activities

For the nine months ended October 27, 2012, cash used in operations increased $21.4 million compared to the prior year period. The primary reason for the increase was an increase in interest payments of $40.0 million; partially offset by an increase in operating income before depreciation and amortization expense, stock compensation expense (benefit) and foreign exchange loss on Euro Loan of $9.8 million and an increase in net working capital and other items, excluding cash and cash equivalents and restricted cash, of $8.8 million.

Cash flows from investing activities

For the nine months ended October 27, 2012, cash used in investing activities was $44.1 million, and primarily consisted of $46.4 million for capital expenditures, partially offset by $4.4 million decrease in restricted cash associated with the termination of the interest rate swap agreement. For the nine months ended October 29, 2011, cash used in investing activities was $55.3 million, and primarily consisted of $51.4 million for capital expenditures. During the remainder of Fiscal 2012, we expect to fund approximately $27.0 million of capital expenditures.

Cash flows from financing activities

For the nine months ended October 27, 2012, our primary financing activities consisted of the issuance of $1,142.1 million Senior Secured First Lien Notes used, together with cash on hand, to repay $1,154.3 million of indebtedness under the former senior secured term loan facility and to pay $27.6 million in financing costs. Cash used in financing activities was $71.4 million for the nine months ended October 29, 2011 which consisted primarily of note repurchases of $71.7 million to retire $15.7 million of Senior Notes and $60.9 million of Senior Toggle Notes and proceeds from the issuance of $450.0 million senior secured second lien notes used to reduce the entire $194.0 million outstanding under the former revolving credit facility and repay $244.9 million of indebtedness under the former senior secured term loan. We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash Position

As of October 27, 2012, we had cash and cash equivalents of $62.7 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of October 27, 2012, our foreign subsidiaries held cash and cash equivalents of $41.9 million. During the nine months ended October 27, 2012, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards at October 27, 2012, we do not expect to pay U.S. income tax on fiscal 2012 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first priority lien on substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the Senior Secured First Lien Notes rank equally to the liens securing the Company’s recently amended and restated senior secured credit facility. The Senior Secured First Lien Notes are subject to customary covenants, (described below), and events of default. The Company used the proceeds of the offerings of the Senior Secured First Lien Notes to reduce $1,154.3 million of indebtedness under the Company’s senior secured term loan Credit Facility, and to pay $27.6 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

New Credit Facility

On September 20, 2012, the Company entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “New Credit Facility”), pursuant to which the Company replaced its existing $200.0 million senior secured revolving credit facility maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility.

Borrowings under the New Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company will also pay a facility fee of 0.50% per annum of the committed amount of the New Credit Facility whether or not utilized.

All obligations under the New Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the New Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of the Company’s capital stock, prior to an initial public offering of its stock, and (ii) substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the New Credit Facility rank equally to the liens securing the Senior Secured First Lien Notes.

The New Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended

At October 27, 2012, we had $4.5 million of letters of credit outstanding which reduces the borrowing availability under the New Credit Facility.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.1 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At October 27, 2012, the entire amount of $2.1 million was available for borrowing by us, subject to a reduction of $2.1 million for outstanding bank guarantees.

Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured Second Lien Notes and Senior Secured First Lien Notes (collectively, the “Notes”) and New Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance except as previously disclosed herein for the New Credit Facility. As of October 27, 2012, we were in compliance with the covenants under our New Credit Facility and Notes.

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

Recent Accounting Pronouncements

See Note 2—Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities, maintaining bank accounts with a group of credit worthy financial institutions and limiting the cash balance in any one bank account. As of October 27, 2012, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

The Company no longer has exposure to interest rate risk associated with derivative instruments. On September 20, 2012, the Company terminated the interest rate swap entered into on July 28, 2010 (the “Swap”) and also extinguished the associated hedged debt instrument. We previously entered into the Swap to manage exposure to fluctuations in interest rates. The Swap had an expiration date of July 30, 2013. The Swap represented a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covered an aggregate notional amount of $200.0 million of the outstanding principal balance of the senior secured term loan facility. The fixed rate of the Swap was 1.2235% and was designated and accounted for as a cash flow hedge.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At October 27, 2012, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are ($2.5) million and $8.2 million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during the nine months ended October 27, 2012 and October 29, 2011, respectively.

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

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which the Company has little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the U.S. and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly negatively affected in the future. We can not predict whether, when or the manner in which the economic conditions described above will change.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 6.	Exhibits

4.1	Senior Secured First Lien Notes Third Supplemental Indenture dated as of September 2012. (2)

10.1	Offer Letter Amendment dated August 28, 2012 with Beatrice Lafon (1)

10.2	$115 Million Amended and Restated Credit Agreement dated as of September 20, 2012 (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Filed previously as exhibit to Form 8-K by the Company on September 25, 2012.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

November 30, 2012	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer
(principal executive officer)

November 30, 2012	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief
Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Offer Letter Amendment dated August 28, 2012 with Beatrice Lafon

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document