Form 10-K
period 2013-02-02
CLAIRES STORES INC
filed 2013-04-03
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Explanatory Note: While Claire’s Stores, Inc. is not subject to the filing requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, it filed all reports pursuant thereto during the preceding twelve months.

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

As of April 1, 2013, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Explanatory Notes

We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.

History

In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. The Merger was financed by the issuance of $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”), $350.0 million of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”), $335.0 million of 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) and borrowings under the senior secured term loan facility (the “Former Term Loan”) and revolving credit facility, (the “Former Revolver” and collectively with the Former Term Loan, the “Former Credit Facility”) of $1.65 billion. The aforementioned transactions, including the Merger and payment of costs related to these transactions as well as the related borrowings, are collectively referred to as the “Transactions.” The purchase of the Company by the Sponsors is referred to as the “Acquisition.”

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce indebtedness under our Former Credit Facility, including the entire amount outstanding under our Former Revolver (without terminating the commitment).

On February 28, 2012, March 12, 2012 and September 20, 2012, we issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.00% Senior Secured First Lien Notes that mature on March 15, 2019 (the “9.0% Senior Secured First Lien Notes”). We used the net proceeds of the offering of the 9.0 % Senior Secured First Lien Notes to reduce indebtedness under our Former Credit Facility. On September 20, 2012, we paid in full the remaining Former Term Loan and entered into an amended and restated credit agreement that replaced the Former Revolver with a $115.0 million 5-year senior secured revolving credit facility (the” Credit Facility”).

On March 1, 2013, we commenced a tender offer to repurchase a total of $210.0 million aggregate principal amount of Senior Fixed Rate Notes and Senior Toggle Notes. On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes” and together with the Merger Notes, the Senior Secured Second Lien Notes and the 9.0% Senior Secured First Lien Notes, the “Notes”). On March 15, 2013, we used approximately $63.3 million of the net proceeds of the 6.125% Senior Secured First Lien Note offering to purchase early tendered Senior Notes. On March 28, 2013, the tender offer expired, and, as of that date, $20,000 of additional Senior Fixed Rate Notes were validly tendered and not validly withdrawn. On April 1, 2013, we used approximately $20,000 of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase the additional tendered Senior Notes in accordance with the tender offer. We intend to use the remaining net proceeds, together with cash on hand, to repurchase an additional $149.5 million aggregate principal amount of Senior Notes pursuant to a subsequent redemption.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. As a result, our fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks, while both of our fiscal years ended January 28, 2012 (“Fiscal 2011”) and January 29, 2011 (“Fiscal 2010”) consisted of 52 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2012.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through new channels, such as e-commerce; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe, China, or expand to grow our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in North America, Europe, or China or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Trademarks and Tradenames

Certain of the titles and logos referenced in this Form 10-K are our trademarks and service marks. All other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1. Business

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 41 countries through company-owned or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe by maintaining a highly relevant merchandise assortment and offering a compelling value proposition, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our other brand which we currently operate in North America through company-owned stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old with a particular focus on a core demographic of girls between 10-14 years old. According to our estimates, we have over 95% brand awareness within this target demographic in our largest markets. As of February 2, 2013, Claire’s® had a presence in 41 countries through the 3,085 company operated Claire’s® stores in North America, Europe and China, and 392 franchised stores in numerous other geographies.

Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® store base both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. As of February 2, 2013, we operated 380 Icing® stores across the United States, Canada, and Puerto Rico.

We are organized by geography through our North America division, our Europe division and our China division, recently formed to operate our existing and future stores in China. In North America, our stores are located primarily in shopping malls and average approximately 985 square feet of selling space. The differentiation of our Claire’s® and Icing® brands allows us to operate multiple stores within a single location. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 655 square feet of selling space.

We believe that the strength of our business model and our disciplined operating philosophy has enabled us to deliver strong financial performance:

•	Our same store sales growth was 1.8% in Fiscal 2012; and we have reported positive same store sales growth for twelve out of the last thirteen quarters through the end of Fiscal 2012.

•	Our global store base grew to 3,477 stores at the end of Fiscal 2012 from 3,354 stores at the end of Fiscal 2009, opening 443 new stores from the end of Fiscal 2009 through the end of Fiscal 2012.

•

Our net sales increased to $1,557.0 million in Fiscal 2012 from $1,342.4 million in Fiscal 2009. Excluding the 53rd week of sales in Fiscal 2012, net sales increased at a compound annual growth rate of approximately 4.5% from Fiscal 2009 through Fiscal 2012.

Our Competitive Strengths

Category Defining Claire’s® Brand

According to our estimates, over 95% of our target demographic in our largest markets recognizes the Claire’s® brand. A Claire’s® store is located in approximately 88% of all major United States shopping malls across all 50 states and in 40 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 years olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion periodicals. Additionally, we leverage our e-commerce platform and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of over 83 million customers over the years, including 3.7 million in Fiscal 2012. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our stores have relatively low build out costs and moderate inventory requirements. For a new store investment, we target a payback period of three years or less. The majority of our new store investments in recent years have met or exceeded this target. We manage our portfolio on a store-by-store basis to optimize overall returns and minimize risk. As a result, approximately 95% of our stores are cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover.

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and proven geographic portability. As of February 2, 2013, we operated or franchised a total of 3,477 Claire’s® stores across all 50 states of the United States and in 40 additional countries across the world. During Fiscal 2012, we entered large and high potential markets of China and Italy through company operated stores and also entered the Latin American and Southeast Asian markets through our franchising program. During Fiscal 2011, we entered the strategically significant countries of Mexico and India through franchising relationships. In the past 10 fiscal years, we have expanded into 26 new countries.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 660 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively, thus allowing us to maintain inventory efficiency and achieve high merchandise margins.

Strong and Passionate Senior Management Team with Significant Experience

Our senior management team has extensive global, retail experience and complementary expertise across a broad range of disciplines in specialty retail, including merchandising, supply chain, real estate and finance. Our Chief Executive Officer Jim Fielding was formerly President of Disney Stores, and has prior management experience at The Gap, Lands’ End and Dayton Hudson. Linda Hefner Filler, President of our North America Division, brings to the Company 25 years of retail and consumer products experience, including executive positions with Wal-Mart Corporation, Kraft Foods and Sara Lee Corporation. Beatrice

Lafon, President of our Europe Division, brings to the Company 25 years of Pan-European retail experience, including executive positions with TJ Hughes and Animal Ltd. in the United Kingdom, Etam Group in the Netherlands, and Woolworths Group. Per Brodin, our Executive Vice President and Chief Financial Officer, has over 20 years of financial accounting and management experience, including senior leadership positions with Centene Corporation and May Department Stores as well as working for thirteen years at an international public accounting firm.

Business Strategy

Our business strategy is designed to maximize our sales opportunities and to generate our earnings growth and cash flow:

Generate Organic Growth

Continue To Enhance Merchandise and In-Store Experience

We are focused on enhancing the fashion-orientation and quality of our product offerings to deliver a unique, proprietary assortment that is highly relevant to our target customers. We believe we can drive growth through intensifying key merchandise categories, especially in higher margin products such as jewelry.

We believe we can drive increased frequency of visits through our unique and compelling in-store environment. We aim to provide a consistent, engaging and brand-right customer experience across all of our owned and franchised stores worldwide. Additionally, we focus on improving ease of shopping and increasing sales productivity by enhancing store layout and merchandise displays. We will continue to invest in our store management teams and sales associates to emphasize in-store operational excellence.

Deepen Customer Relationship & Loyalty

We will continue to drive brand awareness and deepen customer relationships with our branding efforts conducted through in-store marketing collateral and ongoing social media, email, and text campaigns. Maintaining and improving our leadership in ear piercing also allows us to solidify the customer’s experience with Claire’s® and establish brand loyalty early. We believe we can leverage our online community and proprietary customer database to drive increased customer engagement for Claire’s® and Icing®.

Expand and Upgrade Company-Owned Store Base

We opened 110 new Claire’s® stores in Fiscal 2012; of which 79 openings were in Europe, 28 were in North America and 3 were in China. We plan to open approximately 150 new stores in Fiscal 2013 across all of our markets in Europe, North America and China. We recently entered the countries of China and Italy and believe these countries present significant growth opportunities. In North America, the Claire’s® brand has significant penetration but we continue to opportunistically pursue new locations. Also, we plan to remodel key locations in both North America and Europe in order to create a more contemporary ambience and a visually appealing display of our innovative product offerings, and to further enhance our customer’s in-store experience.

We believe the Icing® brand has significant long-term growth potential in North America and plan approximately 35 new store openings in Fiscal 2013. Over time, we plan to launch Icing® internationally to countries where we can leverage the existing Claire’s expertise and infrastructure.

Franchise in New International Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that significant high potential “white space” opportunities remain. In 2012, we entered Latin America and Southeast Asia. Within Latin America, we have partnered with a single franchisee to develop stores in sixteen new countries and opened franchise stores in four of these countries in Fiscal 2012. Within Southeast Asia, we have partnered with another single franchisee to develop stores in five new countries and opened a franchise store in one of these countries in Fiscal 2012. We are currently studying our brand introduction strategy for Brazil, Russia, and Australia via our franchise model. In 2011, under our franchise model, we entered into the countries of Mexico and India which we believe offer high growth opportunities. We will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

Grow Our E-Commerce Sales

We believe that the increasing penetration of internet enabled devices within our customer base offers an opportunity to better connect with our customer and complement our in-store experience. We launched our e-commerce and mobile platforms in the United States during Fiscal 2011 and Fiscal 2012, respectively, to allow our target customer to shop with Claire’s® at her convenience. In addition, our on-line channel allows us to expand product offerings to include complementary products not available in our stores. In Fiscal 2013 we intend to expand Claire’s® e-commerce internationally starting in the United Kingdom, Republic of Ireland, and Canada and also launch our e-commerce platform for Icing®.

We believe that, over time, our digital platform represents a valuable tool for engaging with our customer, gathering feedback on her preferences and enhancing our product testing capabilities, all of which should drive higher sales productivity both in-store and online.

Merchandising

The Claire’s® mission is to be the “Girl’s Best Friend” brand for fun, fashionable, and value priced jewelry and accessories targeted at our core demographic of girls 3-18. Our merchandising team is keenly aware of the psychographics of our core customer and her ever-changing tastes and attitudes. We strive to connect with her as our “friend” with whom we share her most personal milestones – be it a first ear piercing, a first day at school, a first date, or a first job. We work to present a broad yet curated product assortment in an environment where girls and young women feel encouraged to express their personalities, creativity, and individuality. Our merchandising strategy leverages our authority as a jewelry destination and ear piercing specialist. Besides our core jewelry and accessories products, other important categories include hair accessories, our licensed product assortment, and our beauty businesses. Our other accessories categories allow us to reflect seasonal changes in the business and the customer mindset, and we develop strong event assortments to capitalize on key traffic periods, like Prom, Back-To-School, Halloween, and Holiday.

For Fiscal 2012, the company-wide average in-store unit selling price for our products was $6.17 and the average transaction value was $15.61. Each Claire’s® store offers approximately 7,000 SKUs in the following major product categories:

•	Jewelry: Includes earrings, necklaces, bracelets, body jewelry and rings, as well as our ear piercing service; and

•

Accessories: Includes fashion and seasonal accessories, including headwear, legwear, hairgoods, handbags and small leather goods, attitude glasses, scarves, armwear and belts, sunglasses, hats, gloves, slippers and earmuffs; and our beauty product offerings.

The company-wide average in-store unit selling price for our products was $7.11 for jewelry and $5.44 for accessories. The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2012	Fiscal 2011	Fiscal 2010

Jewelry	47.9	46.1	45.5
Accessories	52.1	53.9	54.5

	100.0	100.0	100.0

Icing’s® mission is to be the “Say Something” brand focused on smart, trend right products that are appropriate for young women 18-35, with a particular focus on women in their mid 20’s. Jewelry is the dominant category for Icing®, but the Accessories business in highly penetrated as well. Key accessory categories include handbags, small leather goods, and tech accessories. Hair accessories are also important, and the beauty business is developing an excellent range of nail, eye, lip, and beauty tools products. The Icing® customer expresses her unique style and individuality through our products, and we enable the many dimensions of her personality and viewpoints to shine.

Over 90% of our merchandise consists of proprietary designs that carry the Claire’s® or Icing® label. The remainder consists of licensed products featuring brands such as Disney, Hello Kitty or selected entertainment properties. Our wide range of products allows us to capitalize on a spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 660 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources a majority of our products. We purchased 86% of our merchandise from vendors based outside the United States, including 70% purchased from China. We are not dependent on any single supplier for our products. In Fiscal 2012, we sourced at least 90% of our merchandise from approximately 100 suppliers, none of which represented more than five percent of total purchases.

Our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, ships merchandise to our North America and China stores. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. We distribute merchandise to our franchisees from a third party operated distribution center in Hong Kong. Our distribution centers ship merchandise by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times per week.

Stores

As of February 2, 2013, we operated a total of 3,085 stores, including 380 Icing® stores, and also franchised 392 stores globally. Our stores, company-wide, average net sales of approximately $506,000 and net sales per square foot of $502 for fiscal year 2012.

Store Design and Environment

The in-store shopping experience is integral to the Claire’s® and Icing® brands. Our Claire’s® stores are designed and merchandised to allow our customer to discover appealing merchandise in a “treasure hunt” setting. We strive to maintain a consistent look and experience across all of our owned and franchised stores through a disciplined plan-o-gram process that coordinates floor plan changes 8-10 times per year.

Our stores in North America are located primarily in shopping malls and average approximately 985 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 655 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2012, approximately 48% of our sales were made in cash, with the balance made by checks, debit cards, and credit cards.

Each of our stores is typically led by a manager and a full-time assistant manager. In addition, each store has one or more part-time employees, depending on store volume. We utilize a labor scheduling model that optimizes the number of hours allocated to appropriately staff for varying sales volumes expected during each week.

New Stores and Store Economics

We have a standardized procedure for efficient opening of new stores and their integration into our information and distribution systems. The floor plan, merchandise layout and marketing efforts are developed specific to each new location. In addition, we maintain qualified store opening teams to provide training to new store employees. On average, we open a new store within two-to-three months after signing a lease.

Our stores generate attractive returns. Our new stores immediately deleverage due to low target average build-out costs of $225,000 per store and moderate inventory requirements. For a new store investment, we generally target a payback period of three years or less. The vast majority of our new stores have met or exceeded this target. In addition, over 95% of our worldwide stores today are cash flow positive.

Store Openings, Closings and Future Growth

In Fiscal 2012, we opened 110 stores and closed 96 underperforming stores, for a net increase of 14 stores. In Europe, we increased our store count by 43 stores, net resulting in a total of 1,161 stores. In North America, we decreased our store count by 32 stores, net, to 1,921 stores. “Stores, net” refers to stores opened, net of closings. In China, we opened 3 stores, net resulting in a total of 3.

Store Openings (Closings):	Fiscal 2012	Fiscal 2011	Fiscal 2010
North America
Openings	28	28	13
Closings	(60)	(47)	(34)

Net	(32)	(19)	(21)

Europe
Openings	79	129	69
Closings	(36)	(20)	(15)

Net	43	109	54

China
Openings	3	—	—
Closings	—	—	—

Net	3	—	—

Consolidated
Openings	110	157	82
Closings	(96)	(67)	(49)

Total	14	90	33

We plan to open approximately 150 company-owned stores globally in Fiscal 2013. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations.

Store Count as of:	February 2, 2013	January 28, 2012	January 29, 2011

North America	1,921	1,953	1,972
Europe	1,161	1,118	1,009
China	3	—	—

Subtotal Company-Owned	3,085	3,071	2,981

Franchise	392	381	395

Total	3,477	3,452	3,376

Financial Information About Segments

See Note 14 – Segment Reporting in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K which is incorporated herein by reference.

Marketing and Advertising

We rely on a multi-channel approach to marketing and advertising with a very limited reliance on traditional television, radio and print mediums. Given Claire’s focus as a shopping destination, we invest in locating our stores in prominent, high-traffic locations. Our stores feature colorful displays showcasing our merchandise and latest trends, thus adding to the fun and playful atmosphere of the store. Our brands are also featured on the tags attached to most of our products. We believe that our target customer develops an affinity for our stores through frequent visits and through word-of-mouth publicity from her peers.

Our digital marketing effort includes our United States e-commerce site launched in Fiscal 2011, which has a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with social media, email and text campaigns which are complementary to in-store marketing. We leverage our Facebook presence by posting content such as celebrity looks and Claire’s promotions that are relevant to our target customer and have received over 1.4 million Likes on Facebook. We use our email database to send weekly emails to over 900,000 customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s®,” “Claire’s Accessories®,” and “Icing®.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, and Indonesia. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2012 were 22%, 23%, 23% and 32%, respectively.

Employees

On February 2, 2013, we employed approximately 18,800 employees, 63% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

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

Risks Relating to Our Business

Economic conditions may adversely impact demand for our merchandise, which could adversely impact our business, results of operations, financial condition and cash flows.

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

Fluctuations in consumer preferences may adversely affect the demand for our products and result in a decline in our sales.

Our retail fashion jewelry and accessories business fluctuates according to changes in consumer preferences. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline, and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our results of operations and adversely affect our margins. In addition, if we miscalculate customer tastes and our customers come to believe that we are no longer able to offer merchandise that appeals to them, our brand image may suffer.

Advance purchases of our merchandise make us vulnerable to changes in consumer preferences and pricing shifts and may negatively affect our results of operations.

Fluctuations in the demand for retail jewelry and accessories especially affect the inventory we sell because we enter into contracts for the purchase and manufacture of merchandise with our suppliers in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could negatively affect our operating results and brand image.

A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.

We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 660 suppliers in Fiscal 2012. Approximately 86% of our Fiscal 2012 merchandise was purchased from suppliers outside the United States, including approximately 70% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. International pressure on China regarding revaluation of the Chinese yuan, continues, which has included proposed United States Federal legislation to impose tariffs on imports from China unless the Chinese government revalues the Chinese yuan.

Fluctuations in foreign currency exchange rates could negatively impact our results of operations.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in United States dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the United States dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We purchased approximately 70% of our merchandise from China in Fiscal 2012. During Fiscal 2012, the Chinese yuan strengthened against the United States dollar, and this trend may continue in Fiscal 2013. An increase in the Chinese yuan against the dollar means that we will have to pay more in United States dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a material adverse effect on our operating results.

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

The failure to grow our store base outside of North America, expand our international franchising business or grow our e-commerce business may adversely affect our business.

Our growth plans include expanding our store base outside of North America, with plans to expand our store base in Europe, Asia, and South America. We opened our first Claire’s store in China in the last quarter of Fiscal 2012, and have plans for accelerated growth in China in the near future. We have limited experience in operating in some of these locations outside of North America, including China. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Customers in our new markets may not be as familiar with our brands, and we may need to build brand awareness in these markets through greater investments in promotional activities. As a result, our sales may not be at volumes we plan or not result in the margins we anticipate. In addition, in many of these markets, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Also, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America operations. If our expansion plans outside of North America are unsuccessful or do not deliver an appropriate return on our investments, our consolidated operations and financial results could be materially and adversely affected.

We also plan to expand into new countries by entering into franchising and licensing agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. Failure to identify appropriate franchisees or negotiate acceptable terms in our franchising and licensing agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

We launched our United States e-commerce business in 2011, and have plans to launch our e-commerce business for Claire’s in Canada, Icing in North America, and Claire’s in Europe in Fiscal 2013. Failure to grow our current e-commerce business in the United States, or successfully launch and grow our e-commerce business in these new markets, could have a material adverse effect on our operating results and impede our growth strategy.

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our Notes.

Our success depends in part on our ability to improve sales, A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, and optimizing store performance. Failure to meet the expectations of our investors or credit rating agencies in one or more future periods could cause our credit ratings to decline and reduce the trading price of our Notes.

Our cost of doing business could increase as a result of changes in federal, state, local and international regulations regarding the content of our merchandise.

The Consumer Product Safety Improvement Act of 2008 (“CPSIA”), in general, bans the sale of children’s products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements on the sale of children’s products, including importing, testing and labeling requirements. In addition, various states, from time to time, propose or enact legislation regarding heavy metals or chemicals in products that differ from federal laws. We are also subject to various other health and safety rules and regulations, such as the Federal Food Drug and Cosmetic Act and the Federal Hazardous Substance Act. Our inability to comply with these regulatory requirements, including the new initiatives labeled as “green chemistry,” or other existing or newly adopted regulatory requirements, could increase our cost of doing business or result in significant fines or penalties that could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition to regulations governing the sale of our merchandise in the United States and Canada, we are also subject to regulations governing the sale of our merchandise in our Europe and China stores. The European Union “REACH” legislation requires identification and disclosure of chemicals in consumer products, including chemicals that might be in the merchandise that we sell. Over time, this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the European Union considers safer. In China, we are subject to similar product and safety laws. Our failure to comply with this foreign legislation could result in significant fines or penalties and increase our cost of doing business.

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

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if any of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be adversely affected.

All of our stores are leased. Our ability to renew any expired lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties, our relationships with current and prospective landlords, and negotiating acceptable lease terms that meet our financial targets. Our ability to operate stores on a profitable basis depends on various factors, including whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. If we are unable to renew existing leases or lease suitable alternate locations, enter into leases for new stores on favorable terms, or increase our same store sales, our growth and our profitability could be adversely affected.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of retail real estate properties within the countries that we operate. This could impact the quality of our decisions to exercise lease options at previously negotiated rents, renew expiring leases or enter into new leases, in each case at negotiated rents. These decisions could also impact our ability to retain real estate locations adequate to meet our financial targets or efficiently manage the profitability of our existing store portfolio and could have a material adverse effect on our results of operations.

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

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North America and Europe information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management in those markets and also in China. We also continue to evaluate and implement modifications and upgrades to our information technology systems. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business, and we may incur increasing costs in an effort to minimize these cybersecurity risks.

We are continuing to expand our digital reach through various channels, including e-commerce. As we continue to expand these channels, our risks regarding data privacy and possible cyber attacks increase. We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

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

A decline in number of people who go to shopping malls could reduce the number of our customers and reduce our net sales.

Substantially all of our North America stores are located in shopping malls. Our North America sales are derived, in part, from the high volume of traffic in those shopping malls. We benefit from the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also benefit from the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from non-shopping mall retailers and other shopping malls where we do not have stores and the closing of anchor tenants in a particular shopping mall. In addition, a decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

Our industry is highly competitive.

The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Although we launched our Claire’s United States e-commerce site in 2011, and plan to launch our e-commerce sites for Claire’s in Canada, Icing in North America, and Claire’s in Europe in Fiscal 2013, significant shifts in customer buying patterns to purchasing fashionable jewelry and accessories at affordable prices through channels other than traditional shopping malls, such as e-commerce, could have a material adverse effect on our financial results.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, we are required to, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

If we or our independent manufacturers, franchisees or licensees do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.

While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act, and sanction laws administered by Office of Foreign Assets Control (OFAC) by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. In addition, we also conduct business directly in many countries and increased our international activities with the opening of company-owned stores in China in the latter part of Fiscal 2012. Accordingly, we are also subject to the Foreign Corrupt Practices Act, the U.K. Bribery Act, and OFAC sanction laws. Acts by our employees that violate these laws could subject us to criminal or civil sanctions and penalties. As a result, our results of operations could be adversely affected.

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

We handle merchandise distribution for all of our North America and China stores from a single facility in Hoffman Estates, Illinois, a suburb of Chicago, Illinois. We handle merchandise distribution for all of our Europe operations from a single facility in Birmingham, United Kingdom. We handle merchandise distribution for all of our international franchise operations from a single facility in Hong Kong. Independent third party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of our distribution facilities or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on the value of our Claire’s® and Icing® brands. The Claire’s® and Icing® names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, enjoyable quality client experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

We may be unable to rely on liability indemnities given by foreign vendors which could adversely affect our financial results.

The quality of our globally sourced products may vary from our expectations and sources of our supply may prove to be unreliable. In the event we seek indemnification from our suppliers for claims relating to the merchandise shipped to us, our ability to obtain indemnification may be hindered by the supplier’s lack of understanding of North America, Europe and China product liability laws. Our ability to successfully pursue indemnification claims may also be adversely affected by the financial condition of the supplier. Any of these circumstances could have a material adverse effect on our business and financial results.

We are controlled by Affiliates of Apollo, and its interests as an equity holder may conflict with the interests of our creditors.

We are controlled by Affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively, “Apollo”), and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our articles of incorporation and bylaws and the entry into extraordinary transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder might conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions. In addition, because our equity securities are not registered under the Exchange Act and are not listed on any United States securities exchange, we are not subject to any of the corporate governance requirements of any United States securities exchange.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Credit Facility and Notes.

We are significantly leveraged. As of February 2, 2013, our total debt was approximately $2.39 billion, consisting of borrowings under our Notes and a capital lease obligation. During Fiscal 2012, we issued $1,142.1 million of 9.0% Senior Secured First Lien Notes that mature on March 15, 2019. We used the net proceeds from the note offerings, together with cash on hand, to repay $1,154.3 million of indebtedness under the former senior secured term loan facility and to terminate the Former Credit Facility. In September 2012, we replaced our existing $200.0 million senior secured Former Revolver maturing May 29, 2013 with the $115.0 million five-year senior secured revolving Credit Facility. On March 15, 2013, we issued $210.0 million aggregate principal amount of the 6.125% Senior Secured First Lien Notes that mature on March 15, 2020. On March 15, 2013, we used approximately $63.3 million of the net proceeds of the 6.125% Senior Secured First Lien Note offering to purchase early tendered Senior Notes. On March 28, 2013, the tender offer expired, and, as of that date, $20,000 of additional Senior Fixed Rate Notes were validly tendered and not validly withdrawn. On April 1, 2013, we used approximately $20,000 of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase the additional tendered Senior Notes in accordance with the tender offer. We intend to use the remaining net proceeds, together with cash on hand, to repurchase an additional $149.5 million aggregate principal amount of Senior Notes pursuant to a subsequent redemption. We cannot assure you that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing or restructuring of those facilities or other indebtedness.

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

Despite our substantial high indebtedness, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes and our Credit Facility each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of February 2, 2013, we had undrawn availability under our Credit Facility of $110.5 million. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and our Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of the Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our indebtedness, the lenders and/or note holders could elect to declare all amounts outstanding to be immediately due and payable and, in the case of the Credit Facility, terminate all commitments to extend further credit. Such actions could cause cross defaults under our other indebtedness. If we were unable to repay such amounts, the lenders under our Credit Facility and the holders of our secured Notes could proceed against the collateral granted to them to secure that indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our Credit Facility and the indentures governing the Notes or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our United States federal income tax expense. We record United States federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States. In order to service our debt obligations, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, China, Italy and Luxembourg. We lease all of our 3,085 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

Most of our stores in the North America, Europe and China divisions are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for opening new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of February 2, 2013. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Global and Division management and distribution center	538,000	(1)
Birmingham, United Kingdom	Division management and distribution center	126,552	(2)
Pembroke Pines, Florida	Accounting	36,000
Shanghai, China	Division management	11,005
Hong Kong	Sourcing and buying	10,400
Paris, France	Field support	5,900	(3)
Madrid, Spain	Field support	2,700	(3)

(1)	On February 19, 2010, we sold the Property to a third party. Contemporaneously with the sale of the Property, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.
(2)

Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 102,600 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our owned stores in Europe.
(3)	We maintain our human resource and select operating functions for these countries at these facilities.

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

Holders

As of April 1, 2013, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Merger. Our Credit Facility and the indentures governing the Notes restrict our ability to pay dividends.

Item 6. Selected Financial Data

The balance sheet data as of February 2, 2013 and January 28, 2012 and statement of operations data for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The Consolidated Balance Sheet data as of January 29, 2011, January 30, 2010, and January 31, 2009 and the Consolidated Statement of Operations and Comprehensive Income data for the fiscal years ended January 30, 2010 and January 31, 2009 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 2,	January 28,	January 29,	January 30,	January 31,
	2013 (1)	2012	2011	2010	2009
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,557,020	$1,495,900	$1,426,397	$1,342,389	$1,412,960
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	755,996	724,775	685,111	663,269	724,832

Gross profit	801,024	771,125	741,286	679,120	688,128
Other expenses:
Selling, general and administrative	503,254	504,360	493,081	466,965	513,752
Depreciation and amortization	64,879	68,753	65,198	71,471	85,093
Impairment of assets	—	—	12,262	3,142	498,490
Severance and transaction-related costs	2,828	6,928	741	921	15,928
Other (income) expense, net	(6,105)	(1,254)	5,542	(5,493)	(4,499)

	564,856	578,787	576,824	537,006	1,108,764

Operating income (loss)	236,168	192,338	164,462	142,114	(420,636)
Gain (loss) on early debt extinguishment	(9,707)	6,405	13,388	36,412	—
Impairment of equity investment	—	—	6,030	—	25,500
Interest expense, net	210,797	176,475	157,706	177,418	195,947

Income (loss) from continuing operations before income taxes	15,664	22,268	14,114	1,108	(642,083)
Income tax expense	14,382	10,636	9,791	11,510	1,509

Income (loss) from continuing operations	$1,282	$11,632	$4,323	$(10,402)	$(643,592)

Other Financial Data:
Capital expenditures:
New stores and remodels (2)	$64,398	$63,705	$40,126	$17,103	$38,241
Other	9,455	12,912	9,689	8,395	23,135
Total capital expenditures	73,853	76,617	49,815	25,498	61,376
Cash interest expense (3)	165,495	136,533	108,923	126,733	168,567
Store Data:
Number of stores (at period end)
North America (4)	1,924	1,953	1,972	1,993	2,026
Europe	1,161	1,118	1,009	955	943
Total number of stores (at period end)	3,085	3,071	2,981	2,948	2,969
Total gross square footage (000’s) (at period end)	3,117	3,092	3,012	2,982	3,011
Net sales per store (000’s) (5)	$506	$494	$481	$454	$461
Net sales per square foot (6)	$502	$490	$476	$448	$453
Balance Sheet Data (at period end)
Cash and cash equivalents (7)	$166,956	$174,374	$279,766	$198,708	$204,574
Total assets	2,799,272	2,763,025	2,866,449	2,834,105	2,881,095
Total debt (inlcuding capital lease)	2,390,652	2,403,672	2,524,286	2,521,878	2,581,772
Total stockholder’s deficit	(14,440)	(22,296)	(26,515)	(34,642)	(55,843)

(1)	Consists of 53 weeks.
(2)	For Fiscal 2012, Fiscal 2011, Fiscal 2010, Fiscal 2009, and Fiscal 2008 include expenditures for store related intangible assets in the amounts of $5,049, $5,709, $1,104, $546 and $1,971.
(3)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind or accretion of debt premium.
(4)	Includes 3 China stores opened in the fourth quarter of Fiscal 2012.
(5)	Net sales per store are calculated based on the average number of stores during the period.
(6)	Net sales per square foot are calculated based on the average gross square feet during the period.
(7)	At February 2, 2013, January 28, 2012 and January 29, 2011, cash and cash equivalents included restricted cash of $0 million, $4.4 million, and $23.9 million, respectively.

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. As a result, our fiscal year ended February 2, 2013 consisted of 53 weeks, while both of our fiscal years ended January 28, 2012 and January 29, 2011 consisted of 52 weeks.

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and, effective in the third quarter of fiscal 2012, we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for nine consecutive weeks. The removal is effective prospectively upon the completion of the ninth consecutive week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency exchange rates.

Acquisition of the Company by Apollo Management VI, L.P.

As a result of the Merger on May 29, 2007, described under “History” in this Annual Report, there was a significant change in the Company’s capital structure, including:

•	the closing of the Company’s Former Credit Facility of $1.65 billion;

•	the closing of the Company’s Merger Notes in the aggregate principal amount of $935.0 million; and

•	the equity investment by the Sponsors, of approximately $595.7 million.

The purchase of the Company and the related fees and expenses were financed through the issuance of the Merger Notes, borrowing under the Former Credit Facility, equity investment by the Sponsors, and cash on hand at the Company.

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

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. We operate owned stores throughout the United States, Puerto Rico, Canada, the U.S. Virgin Islands and China (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®.

We also franchise stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, and Indonesia. Until September 2, 2010, we operated stores in Japan through a 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as franchise stores. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” in our Consolidated Statements of Operations and Comprehensive Income.

Financial activity for Fiscal 2012 includes the following:

•	Sales growth of 4.1%; excluding the additional week of net sales, sales growth would have been 2.5%.

•	Same store sales growth (1) :

Fiscal 2012
Consolidated	1.8%
North America	1.9%
Europe	1.7%

(1)	Computed on comparable 52 week basis: 52 weeks ended January 26, 2013 compared to the 52 weeks ended January 28, 2012.

•	Operating income growth of 22.8%; excluding the additional week of operations, operating income growth would have been 19.6%.

•	Operating income margin of 15.2%; excluding the additional week of operations, income margin would have been 15.0%.

During Fiscal 2012, we issued $1,142.1 million of the 9.0% Senior Secured First Lien Notes that mature on March 15, 2019. We used the net proceeds from the note offerings, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Credit Facility. In September 2012, we replaced our existing $200.0 million senior secured Former Revolver maturing May 29, 2013 with our current $115.0 million five-year senior secured revolving Credit Facility. In March 2013, after our fiscal year end, we commenced a tender offer to repurchase a total of $210.0 million aggregate principal amount of Senior Fixed Rate Notes and Senior Toggle Notes. On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes that mature March 15, 2020. On March 15, 2013, we used approximately $63.3 million of the net proceeds of the 6.125% Senior Secured First Lien Note offering to purchase early tendered Senior Notes. On March 28, 2013, the tender offer expired, and, as of that date, $20,000 of additional Senior Fixed Rate Notes were validly tendered and not validly withdrawn. On April 1, 2013, we used approximately $20,000 of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase the additional tendered Senior Notes in accordance with the tender offer. We intend to use the remaining net proceeds, together with cash on hand, to repurchase an additional $149.5 million aggregate principal amount of Senior Notes pursuant to a subsequent redemption.

Operational activity for Fiscal 2012 includes the following:

•	Opened 110 new company-owned stores; entered 3 new countries on an owned basis, including China and Italy.

•	Partnered with franchisees to develop stores in 21 new countries; opened franchised stores in 6 new countries.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$1,557,020	$1,495,900	$1,426,397
Increase in same store sales	1.8%	0.1%	6.5%
Gross profit percentage	51.4%	51.5%	52.0%
Selling, general and administrative expenses as a percentage of net sales	32.3%	33.7%	34.6%
Depreciation and amortization as a percentage of net sales	4.2%	4.6%	4.6%
Severance and transaction-related costs as percentage of net sales	0.2%	0.5%	0.1%
Impairment of assets	$—	$—	$12,262
Operating income	$236,168	$192,338	$164,462
Gain (loss) on early debt extinguishment	$(9,707)	$6,405	$13,388
Impairment of equity investment	$—	$—	$6,030
Net income	$1,282	$11,632	$4,323
Number of stores at the end of the period (1)	3,085	3,071	2,981

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales in Fiscal 2012 increased $61.1 million, or 4.1%, from Fiscal 2011. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2011. The increase was attributable to new store sales of $66.8 million, an increase in same store sales of $25.9 million, the additional week of net sales of $23.6 million, increased shipments to franchisees of $2.7 million, partially offset by a decrease of $32.1 million due to the effect of store closures and an unfavorable foreign currency translation effect of our non-U.S. net sales of $25.8 million. Excluding the extra week of net sales in Fiscal 2012, net sales would have increased 2.5%, or 4.3%, excluding the impact from foreign currency exchange rate changes.

Net sales in Fiscal 2011 increased $69.5 million, or 4.9%, from Fiscal 2010. This increase was attributable to new store sales of $59.7 million, a favorable foreign currency translation effect of our non-U.S. store sales of $30.7 million, increased shipments to franchisees of $2.4 million and an increase in same stores sales of $1.4 million, or 0.1%, partially offset by a decrease of $24.7 million due to the effect of store closures. Net sales would have increased 2.7% excluding the impact from foreign currency exchange rate changes.

The increase in same store sales was primarily attributable to an increase in average transaction value of 4.2%, partially offset by a decrease in average number of transactions per store of 2.2%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2012	Fiscal 2011	Fiscal 2010

Jewelry	47.9	46.1	45.5
Accessories	52.1	53.9	54.5

	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude our distribution center cost and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expense and “Depreciation and Amortization” expense, respectively, in our Consolidated Statements of Operations and Comprehensive Income. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

In Fiscal 2012, gross profit percentage decreased 10 basis points to 51.4% compared to the prior fiscal year of 51.5%. The decrease in gross profit percentage consisted of an 80 basis point decrease in merchandise margin, partially offset by a 60 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and higher inventory shrink. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

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

Selling, general and administrative expenses

In Fiscal 2012, selling, general and administrative expenses decreased $1.1 million, or 0.2%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 140 basis points compared to the prior year. Excluding the extra week of operations in Fiscal 2012 and a favorable $9.9 million foreign currency translation effect, selling, general and administrative expenses would have increased $0.4 million.

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

Depreciation and amortization expense

Depreciation and amortization expense decreased $3.9 million to $64.9 million during Fiscal 2012 compared to Fiscal 2011. Excluding a favorable $1.0 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.9 million.

Depreciation and amortization expense increased $3.6 million to $68.8 million during Fiscal 2011 compared to Fiscal 2010. Excluding an unfavorable $1.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $2.5 million. The majority of this increase is due to the effect of asset additions during Fiscal 2011.

Impairment charges

During Fiscal 2012 and Fiscal 2011, we did not recognize any impairment charges.

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

During the second quarter of Fiscal 2010, we recorded a non-cash impairment charge related to the investment in a 50:50 joint venture called Claire’s Nippon of $6.0 million. The joint venture’s continuing operating losses prompted us to perform a valuation of our investment in Claire’s Nippon. Effective September 2, 2010, the Claire’s Nippon stores are no longer operated through this joint venture.

See Note 3 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2012, we incurred $2.8 million of such costs, including costs for the remaining payments due under the employment contract of certain former officers. During Fiscal 2011 and Fiscal 2010, we incurred $6.9 million and $0.7 million of such costs, respectively.

Other (income) expense, net

The following is a summary of other (income) expense activity for Fiscal 2012, Fiscal 2011 and Fiscal 2010 (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Foreign currency exchange loss (gain), net	$(1,437)	$899	$5,131
Franchise fees	(4,668)	(1,904)	(1,638)
Equity loss	—	—	2,529
Other income	—	(249)	(480)

	$(6,105)	$(1,254)	$5,542

Gain (loss) on early debt extinguishment

During Fiscal 2012, we recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $1,154.3 million of indebtedness under our Former Credit Facility and replacement of our Former Revolver.

The following is a summary of our note repurchase activity during Fiscal 2011 and Fiscal 2010 (in thousands): There was no debt repurchase activity during Fiscal 2012.

	Fiscal 2011
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Fiscal 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Fixed Rate Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Fixed Rate Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

Interest expense, net

Interest expense for Fiscal 2012 aggregated $210.8 million, an increase of $34.3 million compared to the prior year. The increase is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bear a higher rate of interest than the Former Credit Facility, partially offset by lower outstanding balance under our Former Credit Facility, a Euro denominated loan, and Senior Toggle Notes. For Fiscal 2012, interest expense includes approximately $9.9 million of amortization of deferred debt issuance costs and approximately $0.8 million of accretion of debt premium.

Interest expense for Fiscal 2011 aggregated $176.5 million, an increase of $18.8 million compared to the prior year. This increase is primarily due to indebtedness incurred under the $450.0 million Senior Secured Second Lien Notes that bears a higher rate of interest than the Former Credit Facility and additional indebtedness incurred under a Euro denominated loan, partially offset by lower outstanding balances under our Former Credit Facility and Senior Notes. For Fiscal 2011, interest expense includes approximately $13.1 million of amortization of deferred debt issuance costs and $11.8 million of paid in kind interest.

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

See Note 5 – Debt in the Notes to Consolidated Financial Statements for components of interest expense (income), net.

Income taxes

In Fiscal 2012, our income tax expense was $14.4 million and our effective income tax rate was 91.8%. Our effective income tax rate for Fiscal 2012 reflects income tax expense of $13.5 million on earnings of foreign subsidiaries and income tax expense of $14.7 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $17.9 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2012, we made net cash income tax payments of $14.8 million primarily for Europe.

In Fiscal 2011, our income tax expense was $10.6 million and our effective income tax rate was 47.8%. Our effective income tax rate for Fiscal 2011 reflects income tax expense of $6.1 million on earnings of foreign subsidiaries and income tax expense of $3.6 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $9.2 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2011, we made net cash income tax payments of $14.3 million primarily for Europe.

In Fiscal 2010, our income tax expense was $9.8 million and our effective income tax rate was 69.4%. Our effective income tax rate for Fiscal 2010 reflects income tax expense of $0.4 million on earnings of foreign subsidiaries, income tax expense of $12.7 million related to the effect of changes to our valuation allowance on deferred tax assets and income tax expense of $2.6 million relating to other permanent items, partially offset by income tax benefits of $11.6 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2010, we made net cash income tax payments of $6.3 million.

In Fiscal 2008, we recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. We concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While our long-term financial outlook in the U.S. remains positive, we concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. Our conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America, which includes our new stores in China, and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$977,310	$942,278	$914,149
Increase in same store sales	1.9%	2.8%	7.8%
Gross profit percentage	52.9%	52.6%	52.1%
Number of stores at the end of the period (1)	1,924	1,953	1,972

(1)	Number of stores excludes stores operated under franchise agreements and includes 3 China stores.

Net sales

Net sales in North America during Fiscal 2012 increased $35.0 million, or 3.7% from Fiscal 2011. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2011. The increase was attributable to new store sales of $18.7 million, an increase in same store sales of $17.1 million, the additional week of net sales of $13.4 million, increased shipments to franchisees of $2.7 million, partially offset by a decrease of $16.7 million due to the effect of store closures and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.2 million. Excluding the extra week of net sales in Fiscal 2012, net sales would have increased 2.3%, or unchanged, excluding the impact from foreign currency exchange rate changes.

The increase in same store sales was primarily attributable to an increase in average transaction value of 5.1%, partially offset by a decrease in average number of transactions per store of 2.5%.

Net sales in North America during Fiscal 2011 increased $28.1 million, or 3.1%, from Fiscal 2010. The increase was attributable to an increase in same store sales of $24.7 million, or 2.8%, new store sales of $9.8 million, an increase in shipments to franchisees of $2.3 million and a favorable foreign currency translation effect of our non-U.S. net sales of $2.1 million, partially offset by a decrease of $10.8 million due to the effect of store closures.

The increase in same store sales was primarily attributable to an increase in average transaction value of 5.4%, partially offset by a decrease in average number of transactions per store of 2.3%.

Gross profit

In Fiscal 2012, gross profit percentage increased 30 basis points to 52.9% compared to the gross profit percentage for Fiscal 2011 of 52.6%. The increase in gross profit percentage consisted of a 50 basis point decrease in occupancy costs and a 20 basis point decrease in buying and buying-related costs, partially offset by a 40 basis point decrease in merchandise margin. The improvement in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by improvement in initial markups.

In Fiscal 2011, gross profit percentage increased 50 basis points to 52.6% compared to the gross profit percentage for Fiscal 2010 of 52.1%. The increase in gross profit percentage consisted of a 40 basis point decrease in occupancy costs and a 10 basis point increase in merchandise margin. The improvement in occupancy rate is due to the leveraging effect of higher sales.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2012	Fiscal 2011	Fiscal 2010

Jewelry	52.6	50.8	50.2
Accessories	47.4	49.2	49.8

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$579,710	$553,622	$512,248
Increase (decrease) in same store sales	1.7%	(4.4)%	4.3%
Gross profit percentage	49.0%	49.8%	51.7%
Number of stores at the end of the period (1)	1,161	1,118	1,009

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales in Europe during Fiscal 2012 increased $26.1 million, or 4.7%, from Fiscal 2011. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2011. The increase was attributable to new store sales of $48.1 million, the additional week of net sales of $10.2 million, an increase in same store sales of $8.8 million, partially offset by an unfavorable foreign currency translation effect of our non-U.S. net sales of $25.6 million and a decrease of $15.4 million due to the effect of store closures. Excluding the extra week of sales in Fiscal 2012, net sales would have increased 2.9%, or 7.8%, excluding the impact from foreign currency exchange rate changes.

The increase in same store sales was primarily attributable to an increase in average transaction value of 4.2%, partially offset by a decrease in average number of transactions per store of 3.3%.

Net sales in Europe during Fiscal 2011 increased $41.4 million, or 8.1%, from Fiscal 2010. This increase was attributable to new store sales of $49.9 million and favorable foreign currency translation of our non-U.S net sales of $28.7 million, partially offset by a decrease in same stores sales of $23.3 million, (4.4)%, and a decrease of $13.9 million due to the effect of store closures.

The decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 7.6%, partially offset by an increase in average transaction value of 2.0%.

Gross profit

In Fiscal 2012, gross profit percentage decreased 80 basis points to 49.0% compared to the gross profit percentage for Fiscal 2011 of 49.8%. The decrease in gross profit percentage consisted of a 160 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs, partially offset by a 90 basis point decrease in occupancy costs. The decrease in merchandise margin resulted from a reduction in initial markups and an increase in inventory shrink. The improvement in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2012	Fiscal 2011	Fiscal 2010

Jewelry	40.3	38.2	37.3
Accessories	59.7	61.8	62.7

	100.0	100.0	100.0

Liquidity and Capital Resources

Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand. Our primary uses of cash are debt service requirements, new store expenditures, and working capital requirements. Cash outlays for the payment of interest are significantly higher in Fiscal 2012 than in prior years as a result of cash interest payments for the 9.0% Senior Secured First Lien Notes and Senior Secured Toggle Notes. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements. We anticipate that the existing cash and cash equivalents and cash generated from operations will be sufficient to meet our debt service requirements as they become due, new store expenditures, and future working capital requirements for at least the next twelve months. However, our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness, to satisfy any other present or future debt obligations and our ability to fund future capital expenditures and operating expenses will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in Part I, Item 1A – Risk Factors.

Credit Facility

Our Former Credit Facility provided senior secured financing of up to $1.65 billion that consisted of the $1.45 billion Former Term Loan and the $200.0 million Former Revolver. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our Former Term Loan facility and were issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million.

During Fiscal 2012, we issued $1,142.1 million of the 9.0% Senior Secured First Lien Notes that mature on March 15, 2019. We used the net proceeds from the note offerings, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan and to terminate the Former Credit Facility.

On September 20, 2012, the Company entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which the Company replaced its existing $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company also pays a facility fee of 0.50% per annum of the committed amount of the Credit Facility whether or not utilized.

All obligations under the Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of the Company’s capital stock, prior to an initial public offering of its stock, and (ii) substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes.

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

The Credit Facility does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance; however, it does contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s Parent’s and the Company’s restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company were unable to repay those amounts, the lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness.

Merger Notes

In connection with the Transactions, we also issued three series of notes.

Our Senior Notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”); and (2) $350.0 million of 9.625%/10.375% senior toggle notes 2015 (the “Senior Toggle Rate Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”). The Senior Fixed Rate Notes are unsecured obligations, mature on June 1, 2015 and bear interest at a rate of 9.25% per annum. The Senior Toggle Rate Notes are senior obligations and will mature on June 1, 2015. For any interest period through June 1, 2011, we may, at our option, elect to pay interest on the Senior Toggle Rate Notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Rate Notes or by issuing payment in kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. Cash interest on the Senior Toggle Rate Notes will accrue at the rate of 9.625% per annum and be payable in cash. PIK interest on the Senior Toggle Rate Notes will accrue at the cash interest rate per annum plus 0.75% and be payable by issuing PIK notes. When we made a PIK interest election, our debt increased by the amount of such interest and we issued PIK notes on the scheduled semi-annual payment dates. We elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Rate Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Rate Notes by $109.5 million as of February 2, 2013 and January 28, 2012, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

We also issued 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) in an initial aggregate principal amount of $335.0 million. The Senior Subordinated Notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum.

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

Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary’s guarantors’ obligations under the Credit Facility. We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our Former Revolver (without terminating the commitment) and indebtedness under the Former Term Loan.

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

9.0% Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “9.0% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.5% of the principal amount. Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s Credit Facility. The 9.0% Senior Secured First Lien Notes and related guarantees are secured by a first-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Company’s Credit Facility. The Company used the net proceeds of the offerings of the 9.0% Senior Secured First Lien Notes, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan.

6.125% Senior Secured First Lien Notes

On March 15, 2013, after the end of our Fiscal 2012, we issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes due March 15, 2020. (The “6.125% Senior Secured First Lien Notes”). See Note 16 – Subsequent Events in the Notes to Consolidated Financial Statements for further description of the 6.125% Senior Secured First Lien Notes.

Covenants

Our 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes, Senior Secured Second Lien Notes, Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes (collectively, the “Notes”) and Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance except as previously disclosed herein for the Credit Facility. As of February 2, 2013, the Company is in compliance with the covenants.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.5 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At February 2, 2013, the entire amount of $2.5 million was available for borrowing by us, subject to a reduction of $2.2 million for outstanding bank guarantees.

Analysis of Consolidated Financial Condition

A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Operating activities	$106,695	$102,560	$151,259
Investing activities	(68,494)	(57,384)	(56,952)
Financing activities	(40,179)	(132,687)	(38,139)

Our working capital at the end of Fiscal 2012 was $122.1 million compared to $154.6 million at the end of Fiscal 2011, a decrease of $32.5 million. The decrease in working capital mainly reflects an increase in accrued liabilities of $31.4 million, an increase in trade accounts and income tax payables of $13.0 million, a decrease in cash and cash equivalents and restricted cash of $7.4 million, partially offset by an increase in inventories of $15.4 million and an increase in prepaid expense and other items of $3.9 million.

Cash flows from operating activities

In Fiscal 2012, cash provided by operations increased $4.1 million compared to Fiscal 2011. The primary reason for the increase was an increase in operating income before depreciation and amortization expense, stock compensation benefit and foreign exchange loss on the Euro Loan of $42.1 million; partially offset by an increase in interest payments of $29.0 million and, an increase in net change in working capital and other items, excluding cash and cash equivalents and restricted cash, of $9.0 million.

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

Cash flows from investing activities

In Fiscal 2012, cash used in investing was $68.5 million and primarily consisted of $72.8 million for net capital expenditures, partially offset by a $4.4 million decrease in restricted cash associated with the termination of the interest rate swap agreement.

In Fiscal 2011, cash used in investing activities was $57.4 million and primarily consisted of $76.6 million for capital expenditures, partially offset by a decrease in restricted cash primarily resulting from a return of our deposit securing a Euro denominated loan. Cash used in investing activities was $57.0 million in Fiscal 2010 and primarily consists of capital expenditures for new store openings, the remodeling of existing stores, improvements to technology systems, acquisitions of lease rights and an increase in restricted cash, partially offset by proceeds received from our sale-leaseback transaction.

In Fiscal 2013, we currently expect to incur approximately $85.0 million to $90.0 million of capital expenditures to open new stores, and remodel existing stores.

Cash flows from financing activities

In Fiscal 2012, cash used in investing activities was $40.2 million and primarily consisted of the issuance of $1,142.1 million of 9.0% Senior Secured First Lien Notes used, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan and to pay $28.0 million in financing costs.

In Fiscal 2011, cash used in financing activities was $132.7 million which consisted primarily of note repurchases of $78.3 million to retire $15.7 million of Senior Fixed Rate Notes and $69.6 million of Senior Toggle Notes, payment of $54.7 to retire a Euro denominated loan and net proceeds from the issuance of $450.0 million of Senior Secured Second Lien Notes used to reduce the entire $194.0 million outstanding under the Former Revolver and repay $244.9 million of indebtedness under the Former Term Loan.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash position

As of February 2, 2013, we had cash and cash equivalents of $167.0 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of February 2, 2013, our foreign subsidiaries held cash and cash equivalents of $106.3 million. In Fiscal 2012 and Fiscal 2011, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards at February 2, 2013, we do not expect to pay U.S. income tax on Fiscal 2013 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes on any such repatriation.

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

Inventory

Our inventories in North America and China are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. Our inventories in Europe are accounted for under the lower of cost or market method, with cost determined using the average cost method at an individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns. Management monitors merchandise inventory levels to identify slow-moving items and uses markdowns to clear such inventories. Changes in consumer demand of our products could affect our retail prices, and therefore impact the retail method and lower of cost or market valuations.

Long-Lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ from those estimates, which could materially impact our impairment assessment.

During Fiscal 2010, we recorded a non-cash impairment charge of $6.0 million related to our former investment in our joint venture, Claire’s Nippon.

Goodwill

We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 has a two-step process for determining goodwill impairment. In accordance with ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), we have the option of performing a qualitative assessment before calculating the fair value of our reporting units or bypassing the qualitative assessment for any reporting unit for any period and proceeding directly to the first step of the two-step goodwill impairment test. If we determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. We opted to bypass the qualitative assessment and proceeded directly to the first step of the two-step goodwill impairment test. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. We have two reporting units as defined under ASC Topic 350. These reporting units are our North America segment and our Europe segment.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2012 and the fiscal years 2013 through 2017. Beyond fiscal year 2017, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our past performance post-recession.

A weighted average cost of capital reflecting the risk associated with the projected cash flows was calculated for each reporting unit and used to discount each reporting unit’s projected cash flows and terminal value. Key assumptions made in calculating a weighted average cost of capital include the risk-free rate, market risk premium, volatility relative to the market, cost of debt, specific company premium, small company premium, tax rate and debt-to-equity ratio.

The calculation of fair value is significantly impacted by each reporting unit’s projected cash flows and the discount interest rates used. Accordingly, any sustained volatility in the economic environment could impact these assumptions and make it reasonably possible that another impairment charge could be recorded some time in the future. However, since the terminal value is a significant portion of each reporting unit’s fair value, the impact of any such near-term volatility on our fair value would be lessened.

Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2012, Fiscal 2011 and Fiscal 2010. The excess of fair value over carrying value for each of our reporting units as of October 27, 2012, the annual testing date for Fiscal 2012, ranged from approximately $282.0 million to approximately $436.0 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $182.0 million to approximately $231.0 million for each of our reporting units.

Intangible Assets

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. We did not recognize any impairment charges during Fiscal 2012 and Fiscal 2011. During Fiscal 2010, we recorded a non-cash impairment charge of $12.3 million related to certain franchise agreements which are definite-lived intangible assets.

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

During Fiscal 2012, we reported an increase of $9.4 million in valuation allowance against our U.S. deferred tax assets and an increase of $4.3 million in valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

During Fiscal 2011, we reported an increase of $4.0 million in valuation allowance against our U.S. deferred tax assets and no change in valuation allowance against our foreign deferred tax assets.

During Fiscal 2010, we reported a decrease of $11.8 million in valuation allowance against our U.S. deferred tax assets and an increase of $1.5 million in valuation allowance against our foreign deferred tax assets. The foreign increase primarily relates to foreign jurisdictions that have a history of losses.

In Fiscal 2008, we recorded a charge of $95.8 million to establish a valuation allowance against our deferred tax assets in the U.S. We concluded that such a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as the cumulative losses in recent fiscal years in our U.S. operations. While our long-term financial outlook in the U.S. remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from our recent U.S. cumulative losses.

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

Income tax expense also reflects our best estimates and assumptions regarding, among other things, the geographic mix of income and losses from our foreign and domestic operations, interpretation of tax laws and regulations of multiple jurisdictions, plans for repatriation of foreign earnings, and resolution of tax audits. Our effective income tax rates in future periods could be impacted by changes in the geographic mix of income and losses from our foreign and domestic operations that may be taxed at different rates, changes in tax laws, repatriation of foreign earnings, and the resolution of unrecognized tax benefits for amounts different from our current estimates. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.

Stock-Based Compensation

We issue stock options and other stock-based awards to executive management, key employees and directors under our stock-based compensation plans.

On January 29, 2006, we adopted ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period.

Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Stock-based compensation expense for time-vested stock awards granted in Fiscal 2012, Fiscal 2011 and Fiscal 2010 was recorded over the requisite service period using the graded-vesting method for the entire award.

Performance-vested awards, which qualified as equity plans under ASC Topic 718, were accounted for based on fair value at date of grant. The stock-based compensation expense was based on the number of shares expected to be issued when it became probable that performance targets required to receive the award would be achieved. The expense was recorded over the requisite service period.

Buy one, get one (“BOGO”) options issued prior to May 2011 were immediately vested, exercisable upon issuance, and accounted for at fair value at date of grant. The compensation expense for these BOGOs was recognized over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011. BOGOs issued subsequent to May 2011 are accounted for at the fair value at date of grant and the compensation expense is recognized over the requisite service period.

The fair values of time-vested stock options and BOGO options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were determined using the Black-Scholes option-pricing model. The fair values of performance based stock options issued during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.

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

The New Options issued under the Exchange Offer provide for the following performance conditions:

•	Vest in equal installments on the first two anniversaries after the first to occur of:

(i) the date of an initial public offering (“IPO”) at a price of at least $25 per share,

(ii) any date following an IPO when the average stock price over the preceding 30 consecutive trading days exceeds $25, or

(iii) any date before an IPO where more than 25% of the outstanding shares of the Parent are sold for cash or marketable consideration having a value of at least $25 per share;

•	Vest immediately if, on or after the occurrence of a performance condition described in (i), (ii) or (iii), but prior to the second anniversary thereof, there occurs a change of control of Parent.

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

BOGO Option Offer

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

Our estimates of stock price volatility, interest rate, grant date fair value and expected term of options and restricted stock are affected by illiquidity in credit markets, consumer spending and current and future economic conditions. As future events and their effects can not be determined with precision, actual results could differ significantly from our estimates. See Note 9 – Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Derivatives and Hedging

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). In accordance with ASC Topic 815, we report all derivative financial instruments on our Consolidated Balance Sheet at fair value. We formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. We measure the effectiveness of our cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.

We primarily employ derivative financial instruments to manage our exposure to market risk from interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. We do not enter into derivative financial instruments for trading or speculative purposes. We face credit risk if the counterparties to the financial instruments are unable to perform their obligations. However, we seek to mitigate derivative credit risk by entering into transactions with counterparties that are significant and creditworthy financial institutions. We monitor the credit ratings of the counterparties.

For derivatives that qualify as cash flow hedges, we report the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassify it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized into income immediately. No ineffective portion was recorded into earnings during Fiscal 2012, Fiscal 2011, and Fiscal 2010, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income. We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.

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

On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010 (the “Swap”), settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument. Accordingly, we reclassified $1.8 million of unrealized loss associated with the Swap from “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets into “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of February 2, 2013:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years		4-5 years	More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,357.1	$—	$522.5	(2)	$259.6	$1,575.0	(3)
Capital lease obligation	44.6	2.3	4.7		4.9	32.7
Unrecorded Contractual Obligations:
Operating lease obligations (4)	1,078.7	214.6	354.1		235.2	274.8
Interest (5)	1,180.7	218.1	412.7		324.5	225.4
Letters of credit	4.5	4.5	—		—	—

Total	$4,665.6	$439.5	$1,294.0		$824.2	$2,107.9

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.
(2)	Includes $302.2 million under our Senior Toggle Rate Notes and $220.3 million under our Senior Fixed Rate Notes.
(3)	Includes $1,125.0 million (excluding unamortized premium of $16.3 million) under our 9.0% Senior Secured First Lien Notes and $450.0 million under our Senior Secured Second Lien Notes.
(4)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.
(5)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2012 were 22%, 23%, 23% and 32%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

Impact of Inflation

Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, occupancy costs and labor expenses. We seek to mitigate these effects by passing along inflationary increases in costs through increased sales prices of our products where competitively practical or by increasing sales volumes.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and maintaining bank accounts with a group of credit worthy financial institutions. As of February 2, 2013, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

We no longer have exposure to interest rate risk associated with derivative instruments. On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010 (the “Swap”), settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument. We previously entered into the Swap to manage exposure to fluctuations in interest rates. The Swap had an expiration date of July 30, 2013. The Swap represented a contract to exchange floating rate for fixed interest rates periodically over the life of the Swap without exchange of the underlying notional amount. The Swap covered an aggregate notional amount of $200.0 million of the outstanding principal balance of the Former Term Loan. The fixed rate of the Swap was 1.2235% and was designated and accounted for as a cash flow hedge.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At February 2, 2013, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income” are $5.5 million, $(4.8) million and $0.8 million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

The results of operations of foreign subsidiaries, when translated into U.S. dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. As a result, if exchange rates fluctuate significantly from one period to the next, results in local currency can vary significantly upon translation into U.S. dollars. Accordingly, fluctuations in foreign currency exchange rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods.

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which we have little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the United States and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly affected in the future. We can not predict whether, when or the manner in which the economic conditions described above will change.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholder’s deficit, and cash flows for each of the fiscal years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 3, 2013

Miami, Florida

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $0 and $4,350, respectively	$166,956	$174,374
Inventories	157,549	142,104
Prepaid expenses	19,701	20,010
Other current assets	29,621	25,423

Total current assets	373,827	361,911

Property and equipment:
Furniture, fixtures and equipment	234,209	207,620
Leasehold improvements	312,789	281,774

	546,998	489,394
Less accumulated depreciation and amortization	(325,618)	(281,874)

	221,380	207,520

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(2,708)	(1,805)

	15,347	16,250

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $57,672 and $49,270, respectively	547,433	549,768
Deferred financing costs, net of accumulated amortization of $27,156 and $55,818, respectively	41,381	33,025
Other assets	49,848	44,495

	2,188,718	2,177,344

Total assets	$2,799,272	$2,763,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	73,445	60,704
Income taxes payable	10,508	10,228
Accrued interest payable	68,254	31,859
Accrued expenses and other current liabilities	99,529	104,525

Total current liabilities	251,736	207,316

Long-term debt	2,373,366	2,386,382
Obligation under capital lease	17,232	17,290
Deferred tax liability	120,968	120,452
Deferred rent expense	29,859	28,861
Unfavorable lease obligations and other long-term liabilities	20,551	25,020

	2,561,976	2,578,005

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,403	619,453
Accumulated other comprehensive income (loss), net of tax	3,273	(4,351)
Accumulated deficit	(636,116)	(637,398)

	(14,440)	(22,296)

Total liabilities and stockholder’s deficit	$2,799,272	$2,763,025

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
Net sales	$1,557,020	$1,495,900	$1,426,397
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	755,996	724,775	685,111

Gross profit	801,024	771,125	741,286

Other expenses:
Selling, general and administrative	503,254	504,360	493,081
Depreciation and amortization	64,879	68,753	65,198
Impairment of assets	—	—	12,262
Severance and transaction-related costs	2,828	6,928	741
Other (income) expense, net	(6,105)	(1,254)	5,542

	564,856	578,787	576,824

Operating income	236,168	192,338	164,462
Gain (loss) on early debt extinguishment	(9,707)	6,405	13,388
Impairment of equity investment	—	—	6,030
Interest expense, net	210,797	176,475	157,706

Income before income tax expense	15,664	22,268	14,114
Income tax expense	14,382	10,636	9,791

Net income	$1,282	$11,632	$4,323

Net income	$1,282	$11,632	$4,323

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,182	(663)	10,416
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $142, $(171) and $(149)	4,283	(4,111)	(9,640)
Unrealized gain (loss) on interest rate swap, net of tax of $0, $0 and $0	375	(993)	7,587
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	1,784	—	—
Reclassification of foreign currency translation adjustments into net income	—	—	(9,572)

Other comprehensive income (loss)	7,624	(5,767)	(1,209)

Comprehensive income	$8,906	$5,865	$3,114

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss), net	Accumulated deficit	Total
Balance: January 30, 2010	100	$—	$616,086	$2,625	$(653,353)	$(34,642)
Net income	—	—	—	—	4,323	4,323
Stock option expense	—	—	4,946	—	—	4,946
Restricted stock expense, net of unearned compensation	—	—	67	—	—	67
Foreign currency translations adjustments	—	—	—	10,416	—	10,416
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(9,640)	—	(9,640)
Unrealized (loss) gain on interest rate swap, net of tax	—	—	—	7,587	—	7,587
Reclassification of foreign currency translation adjustments into net income	—	—	—	(9,572)	—	(9,572)

Balance: January 29, 2011	100	—	621,099	1,416	(649,030)	(26,515)
Net income	—	—	—	—	11,632	11,632
Stock option benefit	—	—	(1,661)	—	—	(1,661)
Restricted stock expense, net of unearned compensation	—	—	15	—	—	15
Foreign currency translations adjustments	—	—	—	(663)	—	(663)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(4,111)	—	(4,111)
Unrealized (loss) gain on interest rate swap, net of tax	—	—	—	(993)	—	(993)

Balance: January 28, 2012	100	—	619,453	(4,351)	(637,398)	(22,296)
Net income	—	—	—	—	1,282	1,282
Stock option benefit	—	—	(1,050)	—	—	(1,050)
Foreign currency translations adjustments	—	—	—	1,182	—	1,182
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	4,283	—	4,283
Unrealized (loss) gain on interest rate swap, net of tax	—	—	—	375	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	—	—	—	1,784	—	1,784

Balance: February 2, 2013	100	$—	$618,403	$3,273	$(636,116)	$(14,440)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,282	$11,632	$4,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,879	68,753	65,198
Impairment	—	—	18,292
Amortization of lease rights and other assets	3,279	3,189	3,204
Amortization of debt issuance costs	9,927	13,106	10,005
Accretion of debt premium	(831)	—	—
Payment of in kind interest expense	—	11,831	36,872
Foreign currency exchange net gain on Euro Loan	—	(1,953)	—
Net unfavorable accretion of lease obligations	(826)	(657)	(1,490)
Loss (gain) on sale/retirement of property and equipment, net	96	42	672
Loss (gain) on early debt extinguishment	9,707	(6,405)	(13,388)
Gain on sale of intangible assets/lease rights	(493)	(90)	—
Stock compensation (benefit) expense	(1,050)	(1,646)	5,013
(Increase) decrease in:
Inventories	(13,418)	(8,394)	(25,374)
Prepaid expenses	578	1,376	12,658
Other assets	(9,833)	(5,852)	751
Increase (decrease) in:
Trade accounts payable	10,517	7,311	10,314
Income taxes payable	629	(1,991)	3,667
Accrued interest payable	36,395	15,081	2,139
Accrued expenses and other liabilities	(3,750)	(3,071)	14,575
Deferred income taxes	(1,250)	(2,022)	(595)
Deferred rent expense	857	2,320	4,423

Net cash provided by operating activities	106,695	102,560	151,259

Cash flows from investing activities:
Acquisition of property and equipment	(68,804)	(70,908)	(48,711)
Proceeds from sale of property and equipment	—	—	16,765
Acquisition of intangible assets/lease rights	(5,049)	(5,709)	(1,104)
Proceeds from sale of intangible assets/lease rights	1,009	816	—
Changes in restricted cash	4,350	18,417	(23,902)

Net cash used in investing activities	(68,494)	(57,384)	(56,952)

Cash flows from financing activities:
Payments of credit facility	(1,154,310)	(438,940)	(14,500)
Proceeds from notes	1,142,125	450,000	—
Proceeds from short-term debt	—	—	57,494
Payment of short-term debt	—	(54,653)	—
Repurchases of notes	—	(78,343)	(79,865)
Payment of debt issuance costs	(27,990)	(10,751)	(503)
Principal payments of capital lease	(4)	—	(765)

Net cash used in financing activities:	(40,179)	(132,687)	(38,139)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,090)	1,633	1,026

Net (decrease) increase in cash and cash equivalents	(3,068)	(85,878)	57,194
Cash and cash equivalents, at beginning of period	170,024	255,902	198,708

Cash and cash equivalents, at end of period	166,956	170,024	255,902
Restricted cash, at end of period	—	4,350	23,864

Cash and cash equivalents and restricted cash, at end of period	$166,956	$174,374	$279,766

Supplemental disclosure of cash flow information:
Interest paid	$165,495	$136,533	$108,923
Income taxes paid	14,830	14,283	6,332
Non-cash investing and financing activities:
Property acquired under capital lease	—	—	18,055

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

Nature of Operations - Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards young women, teens, tweens and kids. The Company is organized into two segments: North America and Europe. The Company operates owned stores throughout the United States, Puerto Rico, Canada, the U.S. Virgin Islands and China (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). Until September 2, 2010, the Company operated stores in Japan through a former 50:50 joint venture. Beginning September 2, 2010, these stores began to operate as licensed stores.

Acquisition of Claire’s Stores, Inc. - In May 2007, the Company was acquired by Apollo Management VI, L.P. (“Apollo Management”), together with certain affiliated co-investment partnerships (collectively the “Sponsors”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc.

The purchase of the Company and the related fees and expenses were financed through the issuance of the Merger Notes, borrowings under the Former Credit Facility, an equity investment by the Sponsors, and cash on hand at the Company.

The closing of the Merger occurred simultaneously with:

•

the closing of the Company’s former senior secured term loan facility (the “Former Term Loan”) and revolving credit facility (the “Former Revolver” and, collectively with the Former Term Loan, the “Former Credit Facility”) of $1.65 billion;

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

See Note 5 – Debt for a summary of the terms of the Merger Notes and the Former Credit Facility.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Until September 2, 2010, the Company accounted for the results of operations of its former 50% ownership interest in Claire’s Nippon under the equity method and included the results within “Other (income) expenses, net” in its Consolidated Statements of Operations and Comprehensive Income. On September 2, 2010, the Company no longer had an ownership interest in Claire’s Nippon. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks. The fiscal years ended January 28, 2012 (“Fiscal 2011”) and January 29, 2011 (“Fiscal 2010”) consisted of 52 weeks, respectively.

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

Cash and Cash Equivalents and Restricted Cash - The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of February 2, 2013, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities. Restricted cash was not available to the Company for general corporate purposes. As of January 28, 2012, restricted cash consisted of collateral in the amount of $4.4 million for the interest rate swap. The restricted cash amount was classified as a current asset in the accompanying Consolidated Balance Sheets since the item it secured was classified as a current liability. See Note 5 – Debt and Note 6 – Derivatives and Hedging Activities, respectively, for further details.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method in North America and average cost method, at an individual item level for Europe.

Prepaid Expenses - Prepaid expenses as of February 2, 2013 and January 28, 2012 included the following components (in thousands):

	February 2, 2013	January 28, 2012
Prepaid rent and occupancy	$17,853	$16,739
Prepaid insurance	636	1,002
Other	1,212	2,269

Total prepaid expenses	$19,701	$20,010

Other Current Assets - Other current assets as of February 2, 2013 and January 28, 2012 included the following components (in thousands):

	February 2, 2013	January 28, 2012
Credit card receivables	$6,968	$6,141
Franchise receivables	4,367	2,528
Store supplies	7,158	6,862
Deferred tax assets, net of valuation allowance	6,606	5,852
Income taxes receivable	37	393
Other	4,485	3,647

Total other current assets	$29,621	$25,423

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

Goodwill - As discussed in Note 1 – Nature of Operations and Acquisition of Claire’s Stores, Inc. above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. At the date of acquisition, the Company allocated the purchase price to assets and liabilities based on estimated fair market values and the remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated, at the Company’s option, by first performing a qualitative assessment for any reporting unit for any period or by bypassing the qualitative assessment and proceeding directly to the first step of our two-step goodwill impairment test. If the Company determines, on the basis of qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than the carrying value amount, then performing the two-step impairment test would be unnecessary. The first step of the two-step goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step of the two-step goodwill impairment test involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 3 – Impairment Charges for results of impairment testing and Note 4 – Goodwill and Other Intangible Assets, respectively, for more details.

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

Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income, were $9.1 million, $13.1 million and $10.0 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Other Assets - Other assets as of February 2, 2013 and January 28, 2012 included the following components (in thousands):

	February 2, 2013	January 28, 2012
Initial direct costs of leases	$17,811	$16,257
Prepaid lease payments	8,390	7,366
Deferred tax assets, non-current	1,152	1,424
Other	22,495	19,448

Total other assets	$49,848	$44,495

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

The Company recorded its 50% ownership interest of Claire’s Nippon’s net loss in the amount of $2.5 million for Fiscal 2010, in “Other (income) expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

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

Accrued Expenses and Other Current Liabilities - Accrued expenses and other current liabilities as of February 2, 2013 and January 28, 2012 included the following components (in thousands):

	February 2, 2013	January 28, 2012
Compensation and benefits	$40,025	$40,532
Gift cards and certificates	22,695	22,270
Sales and local taxes	15,708	16,493
Store rent	3,012	3,776
Interest rate swap	—	2,159
Other	18,089	19,295

Total accrued expenses and other current liabilities	$99,529	$104,525

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

Cost of Sales - Included within the Company’s Consolidated Statements of Operations and Comprehensive Income line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative” expenses, and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $11.7 million, $12.4 million and $10.0 million, for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s consolidated statement of operations.

Advertising Expenses - The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $11.9 million, $15.9 million and $12.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Buy one, get one (“BOGO”) options issued prior to May 2011 were immediately vested, exercisable upon issuance, and accounted for at fair value at date of grant. The compensation expense for these BOGOs was recognized over a four year period due to the terms of the option requiring forfeiture in certain cases including the grantee’s voluntary resignation from the Company’s employ prior to May 2011. BOGOs issued subsequent to May 2011 are accounted for at the fair value at date of grant and the compensation expense is recognized over the requisite service period.

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

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations. These foreign currency transaction losses (gains) were approximately $(1.4) million, $0.9 million and $5.1 million, for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

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

Derivative Financial Instruments - The Company recognizes the fair value of derivative financial instruments in the Consolidated Balance Sheets. Gain and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

Fair Value Measurements - ASC 820, Fair Value Measurement Disclosures defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s liability measured at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements at January 28, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(2,159)	$—	$(2,159)	$—

On September 20, 2012, the Company terminated the interest rate swap entered into on July 28, 2010 (the “Swap”) and settled the contract at the fair value of the liability as of September 20, 2012. At January 28, 2012, the fair value of the Swap represented the estimated amount the Company would receive or pay to terminate this contract at the reporting date based upon pricing or valuation models applied to current market information. The Swap was valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate curves. The Swap was collateralized by cash and thus the Company did not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes. See Note 6 – Derivatives and Hedging Activities for further information.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. There was no impairment of the Company’s non-financial assets during Fiscal 2012 and Fiscal 2011.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.41 billion at February 2, 2013, compared to a carrying value of $2.37 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.03 billion at January 28, 2012, compared to a carrying value of $2.39 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on market prices. For other debt, fair value is estimated based on quoted prices for similar instruments.

Recent Accounting Pronouncements - In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. The Company does not expect adoption of ASU 2013-02 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires the presentation of the components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 when the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation on the face of the financial statements of the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2012 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

The Company recorded non-cash impairment charges for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Franchise agreements	$—	$—	$12,262
Investment in Claire’s Nippon	—	—	6,030

Total impairment charges	$—	$—	$18,292

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

The deterioration in the financial and housing markets and resulting effect on consumer confidence and discretionary spending that occurred during Fiscal 2011 and Fiscal 2010 had a significant impact on the retail industry. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. In accordance with ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), the Company has the option of performing a qualitative assessment before calculating the fair value of its reporting units or bypassing the qualitative assessment for any reporting unit for any period and proceeding directly to the first step of the two-step goodwill impairment test. The Company opted to proceed directly to the first step of the two-step goodwill impairment testing process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

The fair value of each reporting unit determined under step one of the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease.

Based on this testing under step one, no impairment charge was recognized during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

The Company also performed similar impairment testing on its other indefinite lived intangible assets during the fourth quarter of Fiscal 2012, Fiscal 2011 and Fiscal 2010. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. No impairment charge was recognized in Fiscal 2012, Fiscal 2011 and Fiscal 2010.

During the fourth quarter of Fiscal 2010, management performed a strategic review of its franchise business. The franchisees’ continued inability to meet store development expectations prompted the Company to reevaluate its franchise development strategy and to perform a valuation of the franchise agreements, which are definite-lived intangible assets. The Company utilized a discounted cash flow model and determined the franchise agreements intangible assets were impaired. This resulted in the Company recording a non-cash impairment charge of $12.3 million in Fiscal 2010, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income. No impairment charge was recognized for Fiscal 2012 and Fiscal 2011.

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

The Company accounts for long-lived tangible assets under ASC Topic 360, Property, Plant, and Equipment. Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected undiscounted future operating cash flows or management’s determination that the long-lived asset has limited future use. If the expected undiscounted future cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. Fair value is measured based on a projected discounted cash flow model using a discount rate that is commensurate with the risk inherent in the business. During Fiscal 2012, Fiscal 2011, and Fiscal 2010, no impairment charges were recognized with regards to long-lived assets.

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

The changes in the carrying amount of goodwill during Fiscal 2012 and Fiscal 2011 by reporting unit are as follows (in thousands):

	North America	Europe	Total

Balance as of February 2, 2013 and January 28, 2012:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

The carrying amount and accumulated amortization of identifiable intangible assets at February 2, 2013 and January 28, 2012 were (in thousands):

		February 2, 2013		January 28, 2012
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 4.5 to 16.5	$85,125	$(10,758)	$79,261	$(8,216)
Franchise agreements	4 to 9	40,738	(19,813)	40,738	(16,678)
Favorable lease obligations	10	30,815	(26,690)	30,791	(24,079)
Other	5	718	(411)	545	(297)

Total intangible assets subject to amortization		157,396	(57,672)	151,335	(49,270)

Indefinite-lived intangible assets:
Indefinite-lived tradenames		$447,109	$—	$447,103	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		447,709	—	447,703	—

Total intangible assets		$605,105	$(57,672)	$599,038	$(49,270)

(1)	Amounts include lease rights not currently subject to amortization of $53,998 and $50,985 as of February 2, 2013 and January 28, 2012, respectively.

For Fiscal 2012, Fiscal 2011 and Fiscal 2010, amortization expense of $8.4 million, $10.8 million and $10.9 million, respectively, was recognized by the Company. As discussed in Note 3 – Impairment Charges, the Company recognized impairment charges related to intangible assets of $12.3 million in Fiscal 2010. There were no such impairment charges for intangible assets in Fiscal 2012 and Fiscal 2011.

Intangible Asset Acquisitions (in 000’s)	Amortizable	Weighted Average Amortization Period for Amortizable Intangible Asset Acquisitions
Lease rights:
Fiscal 2012	$2,276	9.3
Fiscal 2011	1,855	9.9
Fiscal 2010	978	9.9
Other:
Fiscal 2012	173	5.0
Fiscal 2011	46	5.0
Fiscal 2010	126	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2012 was 9.0 years.

The remaining net amortization as of February 2, 2013 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2013	$7,982
2014	7,351
2015	6,374
2016	5,604
2017	5,190
2018 and thereafter	13,225

Total	$45,726

5.	DEBT

Debt as of February 2, 2013 and January 28, 2012 included the following components (in thousands):

	February 2, 2013	January 28, 2012

Long-term debt:
Senior secured term loan facility due 2014	$—	$1,154,310
Senior fixed rate notes due 2015	220,270	220,270
Senior toggle notes due 2015	302,190	302,190
Senior subordinated notes due 2017	259,612	259,612
Senior secured first lien notes due 2019 (1)	1,141,294	—
Senior secured second lien notes due 2019	450,000	450,000

Long-term debt	$2,373,366	$2,386,382

Obligation under capital lease	$17,232	$17,290

(1)	Amount includes unamortized premium of $16,294 as of February 2, 2013.

As of February 2, 2013, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2013	$2,266	$—
2014	2,311	—
2015	2,357	522,460
2016	2,404	—
2017	2,453	—
Thereafter	32,774	1,834,612

Total	44,565	$2,357,072

Imputed interest	(27,279)

Present value of minimum capital lease principal payments	17,286
Current portion	54

Long-term capital lease obligation	$17,232

The Company’s interest expense, net for Fiscal 2012, Fiscal 2011 and Fiscal 2010 included the following components (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Term loan facility	$17,644	$38,226	$53,255
Revolving credit facility	935	1,576	6,110
Senior fixed rate notes	20,663	20,663	22,605
Senior toggle notes	29,493	32,263	36,881
Senior subordinated notes	27,642	27,118	27,620
Senior secured first lien notes	62,504	—	—
Senior secured second lien notes	40,716	36,120	—
Note payable to bank	—	5,535	85
Capital lease obligation	2,203	2,151	1,232
Amortization of deferred debt issue costs	9,927	13,106	10,005
Accretion of debt premium	(831)	—	—
Other interest expense	99	98	57
Interest income	(198)	(381)	(144)

Interest expense, net	$210,797	$176,475	$157,706

Accrued interest payable as of February 2, 2013 and January 28, 2012 consisted of the following components (in thousands):

	February 2, 2013	January 28, 2012
Term loan facility	$—	$4,409
Revolving credit facility	75	93
Senior fixed rate notes	3,582	3,303
Senior toggle notes	5,114	4,714
Senior subordinated notes	4,793	4,418
Senior secured first lien notes	39,220	—
Senior secured second lien notes	15,470	14,922

Total accrued interest payable	$68,254	$31,859

LONG-TERM DEBT

Credit Facility

The Former Credit Facility was with a syndication of lenders and consisted of a $1.45 billion senior secured Former Term Loan and a $200.0 million senior secured Former Revolver. The Former Credit Facility contained customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants, and events of default. At the consummation of the Merger, the Company drew the full amount of the Former Term Loan and was issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million.

During Fiscal 2012, we issued $1,142.1 million of the 9.0% Senior Secured First Lien Notes that mature on March 15, 2019. We used the net proceeds from the note offerings, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan and to terminate the Former Credit Facility.

On September 20, 2012, the Company entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which the Company replaced its existing $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility.

Borrowings under the Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company will also pay a facility fee of 0.50% per annum of the committed amount of the Credit Facility whether or not utilized.

All obligations under the Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of the Company’s capital stock, prior to an initial public offering of its stock, and (ii) substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes.

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

The Company must also pay customary letter of credit fees and agency fees. At February 2, 2013, there was no amount outstanding under the Credit Facility. At January 28, 2012, the weighted average interest rate for borrowings outstanding under the Former Credit Facility was 3.07%.

The Credit Facility does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance; however, it does contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s Parent’s and the Company’s restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company were unable to repay those amounts, the lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness.

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

The Company elected to pay interest in kind on its Senior Toggle Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Notes by $109.5 million as of February 2, 2013 and January 28, 2012, respectively. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest.

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

Period	Senior Fixed Rate Notes	Senior Toggle Notes

2012	102.313%	102.406%
2013 and thereafter	100.000%	100.000%

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

The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the Credit Facility. The Company used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Former Revolver (without terminating the commitment) and $241.0 million indebtedness under the Former Term Loan.

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

In addition, prior to March 15, 2014, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of the Senior Secured Second Lien Notes with the net cash proceeds of certain equity offerings at a redemption price of 108.875%, plus accrued unpaid interest. The Company may also redeem Senior Secured Second Lien Notes prior to March 15, 2015, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Secured Second Lien Notes redeemed plus an applicable premium and accrued and unpaid interest, if any.

9.0% Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of 9.00% senior secured first lien notes that mature on March 15, 2019 (the “9.0% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount. Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012.

The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first priority lien on substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the 9.0% Senior Secured First Lien Notes rank equally to the liens securing the Credit Facility. The 9.0% Senior Secured First Lien Notes are subject to customary covenants, (described below), and events of default. The Company used the proceeds of the offerings of the 9.0% Senior Secured First Lien Notes to reduce $1,154.3 million of indebtedness under the Former Term Loan, and to pay $28.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Consolidated Balance Sheets.

On or after March 15, 2015, the Company may redeem the 9.0% Senior Secured First Lien Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

Period	Redemption Price
2015	106.750%
2016	104.500%
2017	102.250%
2018 and thereafter	100.000%

In addition, prior to March 15, 2015, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of the 9.0% Senior Secured First Lien Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.000%, plus accrued unpaid interest. The Company may also redeem 9.0% Senior Secured First Lien Notes prior to March 15, 2015, subject to certain notice periods, at a price equal to 100% of the principal amount of the 9.0% Senior Secured First Lien Notes redeemed plus an applicable premium and accrued and unpaid interest, if any.

Covenants

The Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured Second Lien Notes and 9.0% Senior Secured First Lien Notes (collectively, the “Notes”) and Credit Facility contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict the ability of the Company and its subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or distributions on its capital stock, repurchase or retire its capital stock and redeem, repurchase or defease any subordinated indebtedness;

•	make certain investments;

•	create or incur certain liens;

•	create restrictions on the payment of dividends or other distributions to us from the Company’s subsidiaries;

•	transfer or sell assets;

•	engage in certain transactions with its affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of its assets.

Certain of these covenants, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance except as previously disclosed herein for the Credit Facility. As of February 2, 2013, the Company is in compliance with the covenants under its Notes.

Europe Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.5 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of February 2, 2013, the entire amount of $2.5 million was available for borrowing by the Company, subject to a reduction of $2.2 million for outstanding bank guarantees.

Note Repurchases and Gain (Loss) in Early Debt Extinguishment

During Fiscal 2012, the Company recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $1,154.3 million of indebtedness under the Former Term Loan and replacement of the Former Revolver with the Credit Facility.

The following is a summary of the Company’s note repurchase activity during Fiscal 2011 and Fiscal 2010 (in thousands): There was no debt repurchase activity during Fiscal 2012.

	Fiscal 2011
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

	Fiscal 2010
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Gain (1)
Senior Fixed Rate Notes	$14,000	$12,268	$1,467
Senior Toggle Notes	57,173	49,798	7,612
Senior Subordinated Notes	22,625	17,799	4,309

	$93,798	$79,865	$13,388

(1)	Net of deferred issuance cost write-offs of $265 for the Senior Fixed Rate Notes, $922 for the Senior Toggle Notes and $517 for the Senior Subordinated Notes, and accrued interest write-off of $1,159 for the Senior Toggle Notes.

6.	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income.

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

On September 20, 2012, the Company terminated the Swap and settled the contract at the fair value of the liability as of September 20, 2012. As of January 28, 2012, the fair value of Swap represented the estimated amount the Company would receive or pay to terminate the contract at the reporting date based upon pricing or valuation models applied to current market information. The Swap was valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate curves. The Swap was collateralized by cash and thus the Company did not make any credit-related valuation adjustments. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company did not make any credit-related valuation adjustments to the Swap because it was previously collateralized by cash. The collateral requirement previously increased for declines in the three year LIBOR rate below 1.2235%. In connection with the termination of the Swap, the Company received a release of collateral in the amount of $4.1 million.

At January 28, 2012 the estimated fair value of the Swap was a liability of approximately $2.2 million, which was recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. See Note 2 – Summary of Significant Accounting Policies for fair value measurement of the Swap.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2012, Fiscal 2011 and Fiscal 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Fiscal 2012	Fiscal 2011		Fiscal 2010

Interest Rate Swap	$375		$(993)	$7,587

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Fiscal 2012(2)	Fiscal 2011		Fiscal 2010

Interest expense, net	$(2,620)	$(1,839)		$(9,630)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the Former Term Loan. No ineffectiveness is associated with the interest rate cash flow hedges.
(2)	Includes a reclassification amount of $1,784,000 from accumulated other comprehensive income (loss) into interest expense resulting from the termination of the Swap.

7.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is set forth below (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Minimum store rentals	$217,777	$212,519	$199,304
Store rentals based on net sales	3,224	3,152	2,990
Other rental expense	9,312	11,352	11,751

Total rental expense	$230,313	$227,023	$214,045

Minimum aggregate rental commitments as of February 2, 2013 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2013	$214,625
2014	189,127
2015	164,990
2016	133,967
2017	101,249
Thereafter	274,705

Total	$1,078,663

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $5.1 million and $4.1 million as of February 2, 2013 and January 28, 2012, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

Legal - The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding heavy metal and chemical content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Employment Agreements - The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

Other - Approximately 70% of the merchandise purchased by the Company in Fiscal 2012 was manufactured in China. Any event causing a sudden disruption of imports from China, or other foreign countries, could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax for Fiscal 2012, Fiscal 2011 and Fiscal 2010 (in thousands, net of tax):

	Foreign Currency Translation	Derivative Instruments	Total
Balance as of January 30, 2010	$5,646	$(3,021)	$2,625
Foreign currency translation adjustment	10,416	—	10,416
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $(149)	(9,640)	—	(9,640)
Unrealized gain on interest rate swap, net of tax of $0	—	7,587	7,587
Reclassification of foreign currency translation adjustments into net income, net of tax of $0	(9,572)	—	(9,572)

Balance as of January 29, 2011	(3,150)	4,566	1,416
Foreign currency translation adjustment	(663)	—	(663)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $(171)	(4,111)	—	(4,111)
Unrealized gain on interest rate swap, net of tax of $0	—	(993)	(993)

Balance as of January 28, 2012	(7,924)	3,573	(4,351)
Foreign currency translation adjustment	1,182	—	1,182
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $142	4,283	—	4,283
Unrealized gain on interest rate swap, net of tax of $0	—	375	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income, net of tax of $0	—	1,784	1,784

Balance as of February 2, 2013	$(2,459)	$5,732	$3,273

There were no income tax effects on other comprehensive income (loss) related to unrealized losses on foreign currency translation adjustments in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

9.	STOCK OPTIONS AND STOCK-BASED COMPENSATION

On June 29, 2007, the Board of Directors and stockholders of Parent adopted the Claire’s Inc. Stock Incentive Plan (the “Plan”). The Plan provides employees and directors of Claire’s Inc., the Company and its subsidiaries, who are in a position to contribute to the long-term success of these entities, with shares or options to acquire shares in Parent to aid in attracting, retaining, and motivating individuals of outstanding ability.

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of February 2, 2013, 3,172,335 shares were available for future grants. The Board of Directors of Parent awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $(1.1) million, $(1.6) million and $5.0 million, respectively. During Fiscal 2012, the Company recorded a reversal of stock compensation expense of $3.2 million associated with forfeitures of stock options, including $1.7 million for our former executive officers. During Fiscal 2011, the Company recorded a reversal of stock compensation expense of $5.1 million associated with forfeitures of stock options, including $3.8 million for our former Chief Executive Officer. Related income tax expense (benefit) of approximately $0.4 million, $0.6 million and $(1.7) million were recognized in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Stock-based compensation is recorded in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Performance Based Stock Option Exchange Offer

On June 15, 2012, Parent commenced an offer (the “Exchange Offer”) to exchange certain performance based stock options held by employees of the Company for new performance based stock options (the “New Options”) granted on a 1 for 2 basis. The Exchange Offer was completed on July 16, 2012. The New Options expire on July 16, 2019.

The New Options issued under the Exchange Offer provide for the following performance condition:

•	Vest in equal installments on the first two anniversaries after the first to occur of:

(i) the date of an initial public offering (“IPO”) at a price of at least $25 per share,

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

BOGO Option Offer

On May 20, 2011, the Compensation Committee of the Company also approved an offer pursuant to the amended Incentive Plan to certain employees to purchase a specified number of shares of the common stock of the parent of the Company at a price per share of $10.00 (the “Offer”). For each share purchased, the employee received an option to purchase an additional share at $10.00 (a “BOGO Option”). The Offer was made available to employees who had not previously accepted similar offers from the Parent. The Company granted 179,000 BOGO Options and recognized stock-based compensation expense of approximately $0.3 million in Fiscal 2011 related to these options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Parent approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Board of Directors approved the grant of approximately 3,025,164, 713,800 and 995,000, respectively, of similar stock options. The Company recognized stock-based compensation (benefit) expense of $(1.2) million, $(2.2) million and $4.2 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2012, Fiscal 2011, and Fiscal 2010, the Board of Directors granted 55,000, 186,000 and 6,000, respectively, BOGO options. The Company recognized stock-based compensation expense of $197,000, $497,000 and $702,000 in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan from January 28, 2012 through February 2, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding as of January 28, 2012	6,343,756	$10.00
Options granted	3,080,164	$10.00
Options exercised	—	—
Options forfeited	(3,011,188)	$10.00
Options expired	(1,385,067)	$10.00

Outstanding as of February 2, 2013	5,027,665	$10.00	4.9

Options vested and expected to vest at February 2, 2013	4,495,783	$10.00	4.7

Exercisable at end of period	1,788,007	$10.00	2.3

The weighted average grant date fair value of options granted in Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $1.61, $2.63 and $3.35, respectively.

As of February 2, 2013, there was $3.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 3.7 years.

For options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	59.96%	58.79%	59.25%
Weighted average risk-free interest rate	0.70%	1.23%	2.04%
Range of risk-free interest rate	0.56% - 1.04%	0.69% - 2.20%	1.05% - 2.54%
Weighted average expected term (years)	4.92	4.57	4.74

Performance Options (Monte Carlo)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	54.19%	55.61%	58.66%
Weighted average risk-free interest rate	0.81%	1.63%	2.45%
Range of risk-free interest rate	0.53% - 1.56%	1.24% - 2.59%	1.42% - 2.93%
Weighted average expected term (years)	N/A	N/A	N/A

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

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Parent issued 125,000 shares of restricted common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vested at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Stock-based compensation expense relating to these shares recorded in Fiscal 2011 and Fiscal 2010 approximated $15,000 and $67,000, respectively. At January 28, 2012, all restricted shares were vested and unearned stock-based compensation related to these shares was $0.

10.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

11.	INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010

U.S.	$(58,274)	$(24,910)	$(34,663)
Foreign	73,938	47,178	48,777

Total income before income taxes	$15,664	$22,268	$14,114

The components of income tax expense (benefit) for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Federal:
Current	$—	$107	$22
Deferred	(852)	109	1,098

	(852)	216	1,120

State
Current	762	1,477	1,622
Deferred	49	(84)	(779)

	811	1,393	843

Foreign
Current	14,707	10,608	8,737
Deferred	(284)	(1,581)	(909)

	14,423	9,027	7,828

Total income tax expense	$14,382	$10,636	$9,791

The provision for income taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign rate differential	(114.3)	(41.4)	(82.5)
Valuation allowance	93.5	16.1	90.1
Earnings of foreign subsidiaries	86.5	27.3	3.0
State and local income taxes, net of federal tax benefit	(17.2)	5.9	(2.5)
Change in accrual for estimated tax contingencies	(5.4)	0.5	7.9
Other, net	13.7	4.4	18.4

	91.8%	47.8%	69.4%

In Fiscal 2012, the Company’s income tax expense was $14.4 million and its effective income tax rate was 91.8%, including income tax expense of $14.7 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2011, the Company’s income tax expense was $10.6 million and its effective income tax rate was 47.8%, including income tax expense of $3.6 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2010, the Company’s income tax expense was $9.8 million and its effective income tax rate was 69.4%, including income tax expense of $12.7 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2012, Fiscal 2011 and Fiscal 2010 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriation to fund transaction related interest, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	Feb. 2, 2013	Jan. 28, 2012
Deferred tax assets:
Tax carryforwards	$107,347	$79,509
Debt related	25,163	24,145
Compensation & benefits	11,026	11,650
Deferred rent	7,446	7,365
Depreciation	4,867	5,734
Accrued expenses	4,890	5,070
Gift cards	2,832	2,751
Inventory	1,172	849
Other	233	1,567

Total gross deferred tax assets	164,976	138,640
Valuation allowance	(137,965)	(124,250)

Total deferred tax assets, net	27,011	14,390

Deferred tax liabilities:
Tradename intangibles	110,569	110,569
Lease rights	7,823	7,940
Earnings from foreign subsidiaries	21,508	8,495
Other	321	562

Total deferred tax liabilities	140,221	127,566

Net deferred tax liability	$(113,210)	$(113,176)

The deferred tax assets and deferred tax liabilities as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	Feb. 2, 2013	Jan. 28, 2012
Current deferred tax assets, net of valuation allowance	$6,606	$5,852
Non-current deferred tax assets	1,152	1,424
Non-current deferred tax liabilities, net of valuation allowance	(120,968)	(120,452)

Net deferred tax liability	$(113,210)	$(113,176)

The amount and expiration dates of operating loss and tax credit carryforwards as of February 2, 2013 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$54,283	2028 – 2033
Non-U.S. net operating loss carryforwards	11,939	2021 – 2028
Non-U.S. net operating loss carryforwards	9,443	Indefinite
State net operating loss carryforwards	6,366	2013 – 2033
U.S. foreign tax credits	25,316	2019 – 2023

Total	$107,347

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

In Fiscal 2012, the Company recorded an increase of $9.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2011, the Company recorded an increase of $4.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2010, the Company recorded a decrease of $11.8 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2012, Fiscal 2011 and Fiscal 2010 was an increase of $13.7 million, an increase of $4.0 million and a decrease of $10.3 million, respectively.

U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at February 2, 2013 of $216.1 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For Europe subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on February 2, 2013. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $13.5 million, $6.1 million and $0.4 million on Fiscal 2012, Fiscal 2011 and Fiscal 2010 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Beginning balance	$12,435	$12,670	$12,243
Additions based on tax positions related to the current year	1,241	1,163	1,694
Additions for tax positions of prior years	—	77	—
Reductions for tax positions of prior years	—	(370)	(1,133)
Statute expirations	(2,026)	(815)	(134)
Settlements	(421)	(290)	—

Ending balance	$11,229	$12,435	$12,670

The amount of unrecognized tax benefits at February 2, 2013 of $11.2 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $3.2 million and $3.4 million for the payment of interest and penalties accrued at February 2, 2013 and January 28, 2012, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recognized $(0.2) million, $0.3 million and $0.7 million, respectively, in interest and penalties.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.5 million, including penalties and interest. In conjunction with this assessment, a security deposit will be required in the amount of approximately $5.5 million until such time a final decision is made by the tax authority. The Company is objecting to this assessment and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. On February 11, 2013, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2008 and Fiscal 2009 and did not assess any additional tax liability.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before Fiscal 2010, and for state, and local, or non-U.S. income tax examinations for years before Fiscal 2006. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2008, France through Fiscal 2004, and Canada through Fiscal 2006.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and the Sponsors. Under this management services agreement, Apollo Management and the Sponsors agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Under this management services agreement, Apollo Management and the Sponsors also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and the Sponsors. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Sponsors $3.0 million for fees in each of Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. These amounts are included in “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income. During the time that the former executive officer was employed by the Company, the Company paid fees of approximately $0.8 million, $1.5 million and $1.2 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

The initial purchasers of the 9.0% Senior Secured First Lien Notes on February 28, 2012 included Apollo Global Securities, LLC and Morgan Joseph TriArtisan LLC. Apollo Global Securities, LLC is an affiliate of Apollo Management VI, L.P., which is the Company’s controlling stockholder. Apollo Management, LLC, an affiliate of Apollo Management VI, L.P., has a non-controlling interest in Morgan Joseph TriArtisan LLC and its affiliates. Additionally, a member of the Company’s Board of Directors is an executive of Morgan Joseph TriArtisan Inc., an affiliate of Morgan Joseph TriArtisan LLC. In connection with the issuance of the 9.0% Senior Secured First Lien Notes, the Company paid fees of approximately $0.7 million to Apollo Global Securities, LLC and $0.1 million to Morgan Joseph TriArtisan LLC.

The initial purchasers of the Senior Secured Second Lien Notes on March 4, 2011, included Morgan Joseph TriArtisan LLC. In connection with the issuance of the Senior Secured Second Lien Notes, the Company paid a fee of approximately $0.3 million to Morgan Joseph TriArtisan LLC.

13.	SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year

Net sales	$340,617	$359,617	$363,388	$493,398	$1,557,020
Gross profit	166,614	181,751	183,805	268,854	801,024
Severance and transaction related costs	53	1,144	(29)	1,660	2,828
Loss on early debt extinguishment	(4,602)	—	(5,105)	—	(9,707)
Interest expense, net	47,022	48,879	54,042	60,854	210,797
Income tax (benefit) expense (a)	(870)	3,048	4,398	7,806	14,382
Net income (loss)	(19,921)	(7,273)	(13,730)	42,206	1,282

(a)	Includes a $14.7 million charge for an increase in the valuation allowance related to deferred tax assets.

	Fiscal 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year

Net sales	$346,446	$358,547	$356,000	$434,907	$1,495,900
Gross profit	175,087	183,165	183,495	229,378	771,125
Severance and transaction related costs	343	426	180	5,979	6,928
Gain on early debt extinguishment	249	233	3,986	1,937	6,405
Interest expense, net	46,235	44,335	43,543	42,362	176,475
Income tax (benefit) expense (b)	(732)	3,400	3,193	4,775	10,636
Net income (loss)	(19,597)	(10,143)	1,898	39,474	11,632

(b)	Includes a $3.6 million charge for an increase in the valuation allowance related to deferred tax assets.

14.	SEGMENT REPORTING

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other (income) expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income within its Europe division. Until September 2, 2010, the Company accounted for the results of operations of Claire’s Nippon under the equity method and included the results within “Other (income) expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income within the Company’s North America division. After September 2, 2010, these former joint venture stores began to operate as franchised stores. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales:
North America	$977,310	$942,278	$914,149
Europe	579,710	553,622	512,248

Total net sales	$1,557,020	$1,495,900	$1,426,397

Depreciation and amortization:
North America	$39,829	$41,650	$42,169
Europe	25,050	27,103	23,029

Total depreciation and amortization	$64,879	$68,753	$65,198

Segment operating income:
North America	$173,568	$153,121	$124,606
Europe	65,428	46,145	52,859

Total segment operating income	$238,996	$199,266	$177,465

Impairment of assets:
North America	$—	$—	$—
Europe	—	—	12,262

Total impairment charges	$—	$—	$12,262

Impairment of equity investment:
North America	$—	$—	$6,030
Europe	—	—	—

Total impairment of equity investment	$—	$—	$6,030

Interest expense, net:
North America	$210,224	$171,211	$157,595
Europe	573	5,264	111

Total interest expense, net	$210,797	$176,475	$157,706

Income (loss) before income taxes:
North America	$(48,554)	$(15,637)	$(26,003)
Europe	64,218	37,905	40,117

Total income before income taxes	$15,664	$22,268	$14,114

Income tax expense:
North America	$874	$1,883	$2,694
Europe	13,508	8,753	7,097

Total income tax expense	$14,382	$10,636	$9,791

Net income (loss):
North America	$(49,428)	$(17,520)	$(28,697)
Europe	50,710	29,152	33,020

Net income	$1,282	$11,632	$4,323

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Goodwill:
North America	$1,235,651	$1,235,651	$1,235,651
Europe	314,405	314,405	314,405

Total goodwill	$1,550,056	$1,550,056	$1,550,056

Long-lived assets:
North America	$140,269	$135,555	$142,090
Europe	96,458	88,215	76,095

Total long lived assets	$236,727	$223,770	$218,185

Total assets:
North America	$1,448,412	$1,402,946	$1,493,210
Europe	1,350,860	1,360,079	1,373,239

Total assets	$2,799,272	$2,763,025	$2,866,449

Capital Expenditures
North America	$41,924	$33,830	$20,480
Europe	31,929	42,787	29,335

Total capital expenditures	$73,853	$76,617	$49,815

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Total segment operating income	$238,996	$199,266	$177,465
Impairment of assets	—	—	12,262
Severance and transaction-related costs	2,828	6,928	741

Consolidated operating income	$236,168	$192,338	$164,462

Excluded from operating income are impairment charges of $0 million, $0 million and $12.3 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, segment operating income also excludes severance and transaction-related costs for North America of $2.2 million, $3.9 million and $0.4 million, respectively, and Europe of $0.6 million, $3.0 million and $0.3 million, respectively. See Note 3 – Impairment Charges.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2012	Fiscal 2011	Fiscal 2010

Jewelry:
North America	32.7	31.8	32.0
Europe	15.2	14.3	13.5

	47.9	46.1	45.5

Accessories:
North America	29.5	30.7	31.8
Europe	22.6	23.2	22.7

	52.1	53.9	54.5

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2012	Fiscal 2011	Fiscal 2010

United Kingdom	13.0	13.7	15.0

France	9.8	9.6	9.1

	Percentage of Total Long-lived Assets
Long-lived Assets:	February 2, 2013	January 28, 2012

United Kingdom	7.0	8.6

France	5.1	4.4

15.	SUPPLEMENTAL FINANCIAL INFORMATION

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of February 2, 2013, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, and 2012 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

February 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,392	$4,299	$106,265	$—	$166,956
Inventories	36	88,127	69,386	—	157,549
Prepaid expenses	592	2,390	16,719	—	19,701
Other current assets	262	19,422	9,937	—	29,621

Total current assets	57,282	114,238	202,307	—	373,827

Property and equipment:
Furniture, fixtures and equipment	6,079	141,232	86,898	—	234,209
Leasehold improvements	1,177	165,075	146,537	—	312,789

	7,256	306,307	233,435	—	546,998
Less accumulated depreciation and amortization	(3,686)	(199,402)	(122,530)	—	(325,618)

	3,570	106,905	110,905	—	221,380

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,708)	—	—	(2,708)

	—	15,347	—	—	15,347

Intercompany receivables	—	252,709	—	(252,709)	—
Investment in subsidiaries	2,205,303	(56,381)	—	(2,148,922)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	4,054	257,379	—	547,433
Deferred financing costs, net	41,381	—	—	—	41,381
Other assets	129	3,867	45,845	7	49,848

	2,532,813	1,439,899	617,630	(2,401,624)	2,188,718

Total assets	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$993	$31,584	$40,868	$—	$73,445
Income taxes payable	—	(12)	10,520	—	10,508
Accrued interest payable	68,254	—	—	—	68,254
Accrued expenses and other current liabilities	11,420	39,274	48,835	—	99,529

Total current liabilities	80,667	70,846	100,223	—	251,736

Intercompany payables	154,072	—	98,631	(252,703)	—
Long-term debt	2,373,366	—	—	—	2,373,366
Revolving credit facility	—	—	—	—	—
Obligation under capital lease	—	17,232	—	—	17,232
Deferred tax liability	—	107,618	13,350	—	120,968
Deferred rent expense	—	18,481	11,378	—	29,859
Unfavorable lease obligations and other long-term liabilities	—	20,080	471	—	20,551

	2,527,438	163,411	123,830	(252,703)	2,561,976

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,403	1,435,909	797,819	(2,233,728)	618,403
Accumulated other comprehensive income (loss), net of tax	3,273	3,909	(6,731)	2,822	3,273
Accumulated deficit	(636,116)	1,947	(84,301)	82,354	(636,116)

	(14,440)	1,442,132	706,789	(2,148,921)	(14,440)

Total liabilities and stockholder’s equity (deficit)	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

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

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2012

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$897,434	$659,586	$—	$1,557,020
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,288	424,812	328,896	—	755,996

Gross profit (deficit)	(2,288)	472,622	330,690	—	801,024

Other expenses:
Selling, general and administrative	22,092	258,978	222,184	—	503,254
Depreciation and amortization	1,098	35,273	28,508	—	64,879
Severance and transaction-related costs	2,192	—	636	—	2,828
Other (income) expense	(10,883)	(129)	4,907	—	(6,105)

	14,499	294,122	256,235	—	564,856

Operating income (loss)	(16,787)	178,500	74,455	—	236,168
Loss on early debt extinguishment	(9,707)	—	—	—	(9,707)
Interest expense, net	208,081	2,199	517	—	210,797

Income (loss) before income taxes	(234,575)	176,301	73,938	—	15,664
Income tax expense (benefit)	—	(41)	14,423	—	14,382

Income (loss) from continuing operations	(234,575)	176,342	59,515	—	1,282
Equity in earnings (loss) of subsidiaries	235,857	2,648	—	(238,505)	—

Net income (loss)	1,282	178,990	59,515	(238,505)	1,282
Foreign currency translation adjustments	1,182	(127)	968	(841)	1,182
Net (loss) gain on intra-entity foreign currency transactions, net of tax	4,283	361	4,081	(4,442)	4,283
Unrealized gain on interest rate swap, net of tax	375	—	—	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	1,784	—	—	—	1,784

Other comprehensive income (loss)	7,624	234	5,049	(5,283)	7,624

Comprehensive income (loss)	$8,906	$179,224	$64,564	$(243,788)	$8,906

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2011

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$869,873	$626,027	$—	$1,495,900
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,920	412,439	306,416	—	724,775

Gross (deficit) profit	(5,920)	457,434	319,611	—	771,125

Other expenses:
Selling, general and administrative	23,116	256,816	224,428	—	504,360
Depreciation and amortization	738	38,001	30,014	—	68,753
Severance and transaction-related costs	2,851	1,100	2,977	—	6,928
Other (income) expense, net	(11,030)	(25)	9,801	—	(1,254)

	15,675	295,892	267,220	—	578,787

Operating (loss) income	(21,595)	161,542	52,391	—	192,338
Gain on early debt extinguishment	6,405	—	—	—	6,405
Interest expense, net	169,107	2,155	5,213	—	176,475

Income (loss) before income taxes	(184,297)	159,387	47,178	—	22,268
Income tax expense	—	1,609	9,027	—	10,636

Income (loss) from continuing operations	(184,297)	157,778	38,151	—	11,632
Equity in earnings of subsidiaries	195,929	4,609	—	(200,538)	—

Net income	11,632	162,387	38,151	(200,538)	11,632
Foreign currency translation adjustments	(663)	52	(605)	553	(663)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(4111)	(40)	(4,095)	4,135	(4,111)
Unrealized gain on interest rate swap, net of tax	(993)	—	—	—	(993)

Other comprehensive income (loss)	(5,767)	12	(4,700)	4,688	(5,767)

Comprehensive income	$5,865	$162,399	$33,451	$(195,850)	$5,865

Condensed Consolidating Statement of Operations and Comprehensive Income

Fiscal 2010

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$847,048	$579,349	$—	$1,426,397
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,222	408,851	271,038	—	685,111

Gross (deficit) profit	(5,222)	438,197	308,311	—	741,286

Other expenses:
Selling, general and administrative	35,132	252,522	205,427	—	493,081
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment of assets	—	—	12,262	—	12,262
Severance and transaction-related costs	372	—	369	—	741
Other (income) expense, net	(20,304)	10,325	15,521	—	5,542

	15,831	301,547	259,446	—	576,824

Operating income (loss)	(21,053)	136,650	48,865	—	164,462
Gain on early debt extinguishment	13,388	—	—	—	13,388
Impairment of equity investment	—	6,030	—	—	6,030
Interest expense, net	156,427	1,190	89	—	157,706

Income (loss) before income taxes	(164,092)	129,430	48,776	—	14,114
Income tax expense	23	1,939	7,829	—	9,791

Income (loss) from continuing operations	(164,115)	127,491	40,947	—	4,323
Equity in earnings of subsidiaries	168,438	4,847	—	(173,285)	—

Net income	4,323	132,338	40,947	(173,285)	4,323
Foreign currency translation adjustments	10,416	(181)	(2,370)	2,551	10,416
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(9,640)	1,743	(576)	(1,167)	(9,640)
Unrealized gain on interest rate swap, net of tax	7,587	—	—	—	7,587
Reclassification of foreign currency translation adjustments into net income	(9,572)	(9,572)	—	9,572	(9,572)

Other comprehensive income (loss)	(1,209)	(8,010)	(2,946)	10,956	(1,209)

Comprehensive income	$3,114	$124,328	$38,001	$(162,329)	$3,114

Condensed Consolidating Statement of Cash Flows

Fiscal 2012

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,282	$178,990	$59,515	$(238,505)	$1,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(235,857)	(2,648)	—	238,505	—
Depreciation and amortization	1,098	35,273	28,508	—	64,879
Amortization of lease rights and other assets	—	—	3,279	—	3,279
Amortization of debt issuance costs	9,319	—	608	—	9,927
Accretion of debt premium	(831)	—	—	—	(831)
Net accretion of favorable (unfavorable) lease obligations	—	(901)	75	—	(826)
Loss on sale/retirement of property and equipment, net	—	91	5	—	96
Gain on early debt extinguishment	9,707	—	—	—	9,707
Gain on sale of intangible assets/lease rights	—	—	(493)	—	(493)
Stock compensation benefit	(737)	(476)	163	—	(1,050)
(Increase) decrease in:
Inventories	(34)	(3,519)	(9,865)	—	(13,418)
Prepaid expenses	85	(860)	1,353	—	578
Other assets	(259)	(2,822)	(6,752)	—	(9,833)
Increase (decrease) in:
Trade accounts payable	(475)	4,496	6,496	—	10,517
Income taxes payable	—	(747)	1,376	—	629
Accrued interest payable	36,395	—	—	—	36,395
Accrued expenses and other liabilities	(1,322)	(522)	(1,906)	—	(3,750)
Deferred income taxes	—	(1,005)	(245)	—	(1,250)
Deferred rent expense	—	801	56	—	857

Net cash (used in) provided by operating activities	(181,629)	206,151	82,173	—	106,695

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,818)	(33,467)	(33,519)	—	(68,804)
Acquisition of intangible assets/lease rights	—	(173)	(4,876)	—	(5,049)
Proceeds from sale of intangible assets/lease rights	—	—	1,009	—	1,009
Changes in restricted cash	4,350	—	—	—	4,350

Net cash used in investing activities	2,532	(33,640)	(37,386)	—	(68,494)

Cash flows from financing activities:
Payments of credit facility	(1,154,310)	—	—	—	(1,154,310)
Proceeds from notes	1,142,125	—	—	—	1,142,125
Payment of short-term debt	—	—	—	—	—
Repurchase of notes	—	—	—	—	—
Payment of debt issuance costs	(27,976)	—	(14)	—	(27,990)
Principal payments of capital lease	—	(4)	—	—	(4)
Intercompany activity, net	172,707	(173,537)	830	—	—

Net cash provided by (used in) financing activities	132,546	(173,541)	816	—	(40,179)

Effect of foreign currency exchange rate changes on cash and cash equivalents	28	421	(1,539)	—	(1,090)

Net (decrease) increase in cash and cash equivalents	(46,523)	(609)	44,064	—	(3,068)
Cash and cash equivalents at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents at end of period	$56,392	$4,299	$106,265	$—	$166,956

Condensed Consolidating Statement of Cash Flows

Fiscal 2011

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,632	$162,387	$38,151	$(200,538)	$11,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(195,929)	(4,609)	—	200,538	—
Depreciation and amortization	738	38,001	30,014	—	68,753
Amortization of lease rights and other assets	—	—	3,189	—	3,189
Amortization of debt issuance costs	13,148	—	(42)	—	13,106
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net gain on Euro Loan	—	—	(1,953)	—	(1,953)
Net accretion of favorable (unfavorable) lease obligations	—	(1,174)	517	—	(657)
Loss on sale/retirement of property and equipment, net	—	29	13	—	42
Gain on early debt extinguishment	(6,405)	—	—	—	(6,405)
Gain on sale of intangible assets/lease rights	—	—	(90)	—	(90)
Stock compensation benefit	(1,452)	—	(194)	—	(1,646)
(Increase) decrease in:
Inventories	—	260	(8,654)	—	(8,394)
Prepaid expenses	175	150	1,051	—	1,376
Other assets	—	746	(6,598)	—	(5,852)
Increase (decrease) in:
Trade accounts payable	269	(1,169)	8,211	—	7,311
Income taxes payable	—	124	(2,115)	—	(1,991)
Accrued interest payable	15,163	—	(82)	—	15,081
Accrued expenses and other liabilities	(7,073)	2,174	1,828	—	(3,071)
Deferred income taxes	—	(540)	(1,482)	—	(2,022)
Deferred rent expense	—	450	1,870	—	2,320

Net cash (used in) provided by operating activities	(157,903)	196,829	63,634	—	102,560

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,466)	(26,652)	(42,790)	—	(70,908)
Acquisition of intangible assets/lease rights	—	(46)	(5,663)	—	(5,709)
Proceeds from sale of intangible assets/lease rights	—	—	816	—	816
Changes in restricted cash	(900)	—	19,317	—	18,417

Net cash used in investing activities	(2,366)	(26,698)	(28,320)	—	(57,384)

Cash flows from financing activities:
Payments of credit facility	(438,940)	—	—	—	(438,940)
Proceeds from notes	450,000	—	—	—	450,000
Payment of short-term debt	—	—	(54,653)	—	(54,653)
Repurchase of notes	(78,343)	—	—	—	(78,343)
Payment of debt issuance costs	(10,661)	—	(90)	—	(10,751)
Intercompany activity, net	165,049	(168,751)	3,702	—	—

Net cash provided by (used in) financing activities	87,105	(168,751)	(51,041)	—	(132,687)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(59)	1,692	—	1,633

Net (decrease) increase in cash and cash equivalents	(73,164)	1,321	(14,035)	—	(85,878)
Cash and cash equivalents at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents at end of period	102,915	4,908	62,201	—	170,024
Restricted cash at end of period	4,350	—	—	—	4,350

Cash and cash equivalents and restricted cash at end of period	$107,265	$4,908	$62,201	$—	$174,374

Condensed Consolidating Statement of Cash Flows

Fiscal 2010

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,323	$132,338	$40,947	$(173,285)	$4,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(168,438)	(4,847)	—	173,285	—
Depreciation and amortization	631	38,700	25,867	—	65,198
Impairment	—	6,030	12,262	—	18,292
Amortization of lease rights and other assets	—	29	3,175	—	3,204
Amortization of debt issuance costs	9,963	—	42	—	10,005
Payment of in kind interest expense	36,872	—	—	—	36,872
Net accretion of favorable (unfavorable) lease obligations	—	(2,054)	564	—	(1,490)
Loss on sale/retirement of property and equipment, net	—	668	4	—	672
Gain on early debt extinguishment	(13,388)	—	—	—	(13,388)
Stock compensation expense	3,863	—	1,150	—	5,013
(Increase) decrease in:
Inventories	—	(10,966)	(14,408)	—	(25,374)
Prepaid expenses	(342)	12,536	464	—	12,658
Other assets	1,243	4,335	(4,827)	—	751
Increase (decrease) in:
Trade accounts payable	(128)	6,682	3,760	—	10,314
Income taxes payable	—	2,320	1,347	—	3,667
Accrued interest payable	2,053	—	86	—	2,139
Accrued expenses and other liabilities	4,828	1,800	7,947	—	14,575
Deferred income taxes	—	318	(913)	—	(595)
Deferred rent expense	(107)	2,273	2,257	—	4,423

Net cash provided by (used in) operating activities	(118,627)	190,162	79,724	—	151,259

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,248)	(18,310)	(29,153)	—	(48,711)
Proceeds from sale of property and equipment	—	16,765	—	—	16,765
Acquisition of intangible assets/lease rights	—	(126)	(978)	—	(1,104)
Changes in restricted cash	(3,450)	—	(20,452)	—	(23,902)

Net cash provided by (used in) investing activities	(4,698)	(1,671)	(50,583)	—	(56,952)

Cash flows from financing activities:
Payments of credit facility	(14,500)	—	—	—	(14,500)
Proceeds from short-term debt	—	—	57,494		57,494
Repurchase of notes	(79,865)	—	—	—	(79,865)
Payment of debt issuance costs	—	—	(503)		(503)
Principal payments of capital leases	—	(765)	—	—	(765)
Intercompany activity, net	284,631	(176,753)	(107,878)	—	—

Net cash provided by (used in) financing activities	190,266	(177,518)	(50,887)	—	(38,139)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,218	(2,192)	—	1,026

Net increase (decrease) in cash and cash equivalents	66,941	14,191	(23,938)	—	57,194
Cash and cash equivalents at beginning of period	109,138	(10,604)	100,174	—	198,708

Cash and cash equivalents at end of period	176,079	3,587	76,236	—	255,902
Restricted cash at end of period	3,450	—	20,414	—	23,864

Cash and cash equivalents and restricted cash at end of period	$179,529	$3,587	$96,650	$—	$279,766

16.	SUBSEQUENT EVENTS

On March 1, 2013, we commenced a tender offer to repurchase a total of $210.0 million aggregate principal amount of Senior Fixed Rate Notes and Senior Toggle Notes. On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the 6.125% “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Company’s senior secured Credit Facility. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. As of March 14, 2013, approximately $39.0 million aggregate principal amount of Senior Fixed Rate Notes and approximately $21.5 million aggregate principal amount of the Senior Toggle Notes were validly tendered and not validly withdrawn. On March 15, 2013, the Company used approximately $63.3 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase all of the early tendered Senior Notes in accordance with the tender offer. On March 28, 2013, the tender offer expired and, as of that date, $20,000 of additional Senior Fixed Rate Notes were validly tendered and not validly withdrawn. On April 1, 2013, the Company used approximately $20,000 of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase the additional tendered Senior Notes in accordance with the tender offer. The Company intends to use the remaining net proceeds of the offering of the 6.125% Senior Secured First Lien Notes, together with cash on hand, to repurchase an additional $149.5 million aggregate principal amount of the Senior Fixed Rate Notes and Senior Toggle Notes pursuant to subsequent redemption.

The initial purchasers of the 6.125% Senior Secured First Lien Notes were Goldman Sachs & Co., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Apollo Global Securities, LLC. Apollo Global Securities, LLC is an affiliate of Apollo Management VI, L.P., which is the Company’s controlling stockholder. In connection with the issuance of the 6.125% Senior Secured First Lien Notes, the Company paid fees of approximately $0.2 million to Apollo Global Securities, LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of February 2, 2013. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 2, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d – 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

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

Item 9B. Other Information

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the Securities Exchange Commission on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the LyondellBasell disclosure below.

“Disclosure by LyondellBasell pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran. As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran. Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million. In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws. We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2012.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.4	Senior Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.5	Senior Toggle Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Toggle Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.6	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.7	Form of 9.25% Senior Notes due 2015 (1)

4.8	Form of 9.625%/10.375% Senior Toggle Notes due 2015 (1)

4.9	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.10	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.11	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.12	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (6)

4.13	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (6)

4.14	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

4.15	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

4.16	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.14 hereto) (10)

4.17	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (11)

4.18	Form of 9.00% Senior Secured First Lien Notes Due 2019 (included in the Indenture filed as Exhibit 4.1 hereto) (11)

4.19	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (14)

4.20	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (16)

4.21	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.18 hereto) (16)

10.1	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments – Claire’s LLC (1)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Standard Form of Co-Investment Letter (7)

10.4	Employment Agreement with Eugene S. Kahn (1)

10.5	Employment Agreement with James Conroy (1)

10.6	Amendment to Employment Agreement with James Conroy (2)

10.7	2nd Amendment to Employment Agreement with James Conroy (5)

10.8	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (4)

10.9	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (3)

10.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (3)

10.11	Employment Agreement with Jay Friedman (7)

10.12	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (6)

10.13	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (6)

10.14	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (6)

10.15	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (8)

10.16	Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (8)

10.17	Contract of Employment with Beatrice Lafon (9)

10.18	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (10)

10.19	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (10)

10.20	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (10)

10.21	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (10)

10.22	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

10.23	Employment Agreement with James D. Fielding (12)

10.24	Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (13)

10.25	Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc., Claire’s Stores, Inc., Credit Suisse AG, as Administrative Agent, and other Lenders named therein (14)

10.26	Offer Letter Amendment dated August 28, 2012 with Beatrice Lafon (15)

10.27	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (16)

10.28	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (16)

10.29	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (16)

10.30	Joinder Agreement No. 2, dated as of March 15, 2013, by and among the The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (16)

10.31	Employment Agreement with Linda Hefner Filler (17)

21.1	Subsidiaries of Claire’s Stores, Inc. (17)

24	Power of Attorney (included on signature page) (17)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (17)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (17)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.
(2)	Filed previously as exhibit to Form 8-K by the Company on April 22, 2009.
(3)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(4)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(5)	Filed previously as exhibit to Form 10 K/A on June 1, 2010.
(6)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(7)	Filed previously as exhibit to Form 10-K on April 21, 2011.
(8)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(9)	Filed previously as exhibit to Form 10-Q on December 2, 2011.
(10)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(11)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(12)	Filed previously as exhibits to Form 8-K on June 12, 2012.
(13)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(14)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(15)	Filed previously as exhibits to Form 10-Q on November 30, 2012.
(16)	Filed previously as exhibits to Form 8-K on March 19, 2012.
(17)	Filed herewith.
(18)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 3, 2013	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

April 3, 2013	By:	/s/ J. Per Brodin
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

April 3, 2013	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 3, 2013	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer and Director

April 3, 2013	/s/ Lance Milken
Lance Milken, Director

April 3, 2013	/s/ George Golleher
George Golleher, Director

April 3, 2013	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 3, 2013	/s/ Rohit Manocha
Rohit Manocha, Director

April 3, 2013	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.31	Employment Agreement with Linda Hefner Filler

21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document