Form 10-K/A
period 2013-02-02
CLAIRES STORES INC
filed 2013-04-24
CIK 34115

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s,” “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2013, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 3, 2013.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (“Parent”).

In this Amendment, we refer to our fiscal year ended February 2, 2013 as Fiscal 2012 or FY 2012, our fiscal year ended January 28, 2012 as Fiscal 2011 or FY 2011, and our fiscal year ended January 29, 2011 as Fiscal 2010 or FY 2010.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
James D. Fielding	48	Chief Executive Officer
Linda Filler	52	President of Claire’s North America
Beatrice Lafon	53	President of Claire’s Europe
J. Per Brodin	51	Executive Vice President and Chief Financial Officer
Peter P. Copses	54	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	64	Director
George G. Golleher	65	Director
Rohit Manocha	53	Director
Ron Marshall	59	Director
Lance A. Milken	37	Director

James D. Fielding was appointed Chief Executive Officer and a director of Claire’s Stores, Inc. in June 2012. From 2005 until joining Claire’s, Mr. Fielding was with The Walt Disney Company, where he served most recently as President of Disney Stores Worldwide. In that capacity, from 2008 to 2012, Mr. Fielding was responsible for all global operations of the 360 Disney Stores in twelve countries as well as the DisneyStore.com business in five countries. He served as the architect of Disney Stores brand and merchandising strategy, new store expansion, including successful launch of a new concept in June 2010, the acquisition of the Disney Stores Japan business, and the development and expansion of Disney Stores global e-commerce business, among other initiatives. Prior to that role, from 2004 to 2008 he served as the Executive Vice President, Global Retail Sales and Marketing for the Disney Consumer Products division, where he was responsible for account management, retail operations, franchise development and brand imaging for all consumer products categories. Prior to joining The Walt Disney Company, Mr. Fielding held the position of General Merchandise Manager for the coed division of Lands’ End, Inc., a direct merchant offering casual apparel for men, women and children. At Lands’ End, he managed all channels of distribution, including Internet, catalog and stores. Earlier in his career, Mr. Fielding held several merchandising positions with The J. Peterman Company, The Gap, and Dayton Hudson Department Store. Mr. Fielding’s prior executive leadership and business experience, which includes over 25 years of experience in the retail industry, led the board to believe that Mr. Fielding should serve as a director of the Company.

Linda Filler was appointed President of Claire’s North America in March 2013. From 2007 to 2012, Ms. Filler served as an Executive Vice President at Wal-Mart Corporation; from 2009 to 2012 as Executive Vice President and Chief Merchandising Officer for Sam’s Club, and from 2007 to 2009 as Executive Vice President and General Manager of the Wal-Mart Stores Home Division. From 1989 to 2006, Ms. Filler served in key executive and leadership roles at Kraft Foods and Sara Lee Corporation. At Kraft, Ms. Filler was the Executive Vice President for Global Strategy. At Sara Lee, Ms. Filler rose through marketing and general manager roles to ultimately serve as Group CEO for the Hanes Underwear and Sock group. Ms. Filler has served as a director of Danaher Corporation, a global life science and technology company, since 2005.

Beatrice Lafon became our President of Europe in October 2011. Prior to joining Claire’s, Ms. Lafon had over 30 years of Pan-European retail experience. From 2000 to 2011, Ms. Lafon served in a variety of executive roles, including Founder, Owner and Managing Director, Business Intelligence Network (2001-2011); Chief Executive Officer, TJ Hughes (2011), Group Chief Executive, Netherlands, Etam Group (2008-2010); Chief Executive Officer, Animal Ltd. (2006-2008); Strategy Consultant, Tchibo UK Ltd. (2006-2008); Commercial Director, SkyBuy, BSkyBuy Plc (2003-2005); Managing Director, Eyestorm (2001-2002); and Director,
E-Commerce/Managing Director, Homebse.co.UK (2000-2001). From 1993 to 2000 and 2005-2006, Ms. Lafon served in various retail positions at Woolworths Group, including Head of Buying and Business Development from 1993 to 1996. In June 2011, TJ Hughes voluntarily entered administration under the insolvency laws in the United Kingdom.

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

Peter P. Copses became Chairman of the Company’s Board of Directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management in 1990. Prior to joining Apollo Management, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as a director of Rexnord Corporation, a diversified, multi-platform industrial company, since July 2006. In addition, since July 2010, Mr. Copses has served as the chairman of the Board of Directors of CKE Inc. (“CKE”), an owner, operator, franchisor and licensor of quick service restaurants. Over the course of the past 20 years, Mr. Copses has served on the Board of Directors of several other retail businesses, including General Nutrition Centers, Inc., Rent-A-Center, Inc. and Zale Corporation. In light of our ownership structure and Mr. Copses’ position with Apollo Management, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.

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

George G. Golleher became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Golleher has served as a director of Sprouts Farmers Markets from April 2011 to present. Mr. Golleher was Executive Chairman of Smart & Final Inc., an operator of warehouse grocery stores from January 2012 to November 2012, and was also its chief executive officer from May 2007 to December 2011. In addition, Mr. Golleher has served as a director of CKE since July 2010. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as a director of the Company.

Rohit Manocha became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group Inc., the parent of Tri-Artisan and Morgan Joseph Tri-Artisan LLC, a registered broker-dealer. Tri-Artisan is a New York based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers. In light of our ownership structure and Mr. Manocha’s position with Tri-Artisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.

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

Compensation Discussion and Analysis

Introduction

Our Board of Directors, upon consultation with independent compensation consultants and review of comparable peer group companies, negotiated employment agreements and other arrangements with our current named executive officers. In June 2012, James Fielding became our Chief Executive Officer, and our Board of Directors approved an employment agreement with Mr. Fielding. In February 2008, our Board of Directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the Compensation Committee of the Board of Directors approved an amendment to Mr. Brodin’s compensation arrangements. In October 2011, Beatrice Lafon became our President of Europe, and our Board of Directors approved an employment agreement with Ms. Lafon. In February 2013, Linda Filler became our President of North America and our Board of Directors approved an employment agreement with Ms. Filler.

This Compensation Disclosure and Analysis describes, among other things, Fiscal 2012 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). For Fiscal 2012, our named executive officers include Mr. Fielding, Mr. Brodin and Ms. Lafon. As of the end of Fiscal 2012, we had no other executive officers. Ms. Filler joined our Company after the end of Fiscal 2012. In addition, for Fiscal 2012, our named executive officers also include James G. Conroy, former Chief Operating Officer, who resigned June 8, 2012, and Jay Friedman, former President, North America, who resigned August 2, 2012, each of whom served as an executive officer during part of Fiscal 2012.

During Fiscal 2012, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2011 and prior years.

Compensation Philosophy and Objectives

Our Compensation Committee developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which is designed to align the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. Our Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract, retain and motivate qualified employees in key positions and that compensation to key employees remains competitive relative to the compensation paid by similar sized companies. Our Compensation Committee believes that the executive compensation packages provided by the Company to the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

In negotiating the initial employment agreements and arrangements with our named executive officers, our Board of Directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of Apollo Management. Our named executive officers received equity awards that included performance vesting options and have also made equity investments in the common stock of our Parent.

Components of Executive Compensation

The principal components of compensation in Fiscal 2012 for our named executive officers were base salary, annual performance bonus, stock option awards, management equity investments in Parent, and other benefits and perquisites.

Base Salary. The Company provides our named executive officers with base salary to compensate them for services rendered during the fiscal year. Base salaries for the named executive officers are determined by the Compensation Committee for each executive based on his or her position and scope of responsibility. The initial base salaries for our named executive officers were established in their initial employment agreements or other written arrangements.

For Fiscal 2012, base salaries for our named executive officers were as follows:

Name	Salary ($)
James D. Fielding	$900,000
Beatrice Lafon	$603,654
J. Per Brodin	$531,258
James G. Conroy	$700,000
Jay Friedman	$700,000

Mr. Fielding’s base salary was the amount specified in his employment agreement. For Ms. Lafon and Mr. Brodin, Fiscal 2012 base salaries reflected merit increases from their base salaries for Fiscal 2011. The annual base salaries for Messrs. Conroy and Friedman were increased to the amounts set forth in the above table on an interim basis in connection with their appointments as Interim
Co-Chief Executive Officers in January 2012 until the appointment of Mr. Fielding in June 2012. Mr Friedman’s base salary was subsequently reduced to $600,000 upon the appointment of Mr. Fielding. Mr. Conroy resigned from the Company in June 2012; Mr. Friedman resigned from the Company in August 2012.

Annual Performance Bonus. Our named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.

Our Compensation Committee sets threshold, target and maximum numeric performance goals for each performance metric at or near the beginning of each annual performance period, with input from senior management. These performance goals are based on projected internal plan targets available to the Compensation Committee at that time. Performance metrics are further weighted based on the executive’s responsibility from a global, North American and European perspective. For Fiscal 2012, the Compensation Committee set the threshold to maximum range at 25% to 175% of base salary for the Chief Executive Officer and Division Presidents, a change from the range of 50% to 150% of base salary used in Fiscal 2011. Mr. Brodin’s Fiscal 2012 percentage range was set at 15% to 105% of base salary, a change from the range of 30% to 90% of base salary used in Fiscal 2011. The Compensation Committee believed that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

In addition, for Fiscal 2012, our Compensation Committee added a new performance metric based on new store performance for those executive officers that are members of the Company’s Real Estate Committee.

In Fiscal 2012, the cash bonus for Ms. Lafon was based on the following combined global, division, and targeted weighted performance metrics: earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (69%), same store sales (15%), free cash flow (10%), and new store sales (6%). In Fiscal 2012, the cash bonus for Mr. Brodin was based on the following combined global and targeted weighted performance metrics: earnings before interest, taxes, depreciation and amortization (EBITDA), as adjusted (70%), new store sales (10%), free cash flow (10%) and expense control (10%). Pursuant to his employment agreement, Mr. Fielding received a guaranteed bonus for Fiscal 2012, based on target performance.

The performance bonuses earned for Fiscal 2012 were based on the named executive officer meeting or exceeding the following numeric performance goals established by our Compensation Committee at or near the beginning of Fiscal 2012.

Fiscal 2012 Global and Targeted Performance Goals

Bonus Level	New Store Sales ($ in millions)(2)	Adjusted EBITDA ($ in millions(3)	Free Cash Flow ($ in millions)	Expense Control (% of Sales)
Threshold	59	290	188	55.6%

Target	70	322	220	55.1%

Maximum	81	354	252	54.5%

Fiscal 2012 North America Division and Targeted Performance Goals

Bonus Level	Same Store Sales (%)(1)	New Store Sales ($ in millions)(2)	Adjusted EBITDA ($ in millions(3)	Free Cash Flow ($ in millions)
Threshold	1.00	17	223	179

Target	4.68	19	244	200

Maximum	8.36	22	265	221

Fiscal 2012 Europe Division and Targeted Performance Goals

Bonus Level	Same Store Sales (%)(1)	New Store Sales ($ in millions)(2)	Adjusted EBITDA ($ in millions(3)	Free Cash Flow ($ in millions)
Threshold	0.00	42	79	30

Target	2.92	50	91	41

Maximum	5.85	57	102	53

(1)	We include a store in the calculation of same store sales once it has been in operation 60 weeks after its initial opening.
(2)	New store sales include sales from stores open less than 60 weeks.
(3)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, as adjusted for certain non-recurring and non-cash expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2012, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2012 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. The last column of the table reflects the actual performance bonus earned by the named executive officer for Fiscal 2012.

Fiscal Year 2012 Bonus Table

Name	Potential Threshold	Potential Target	Potential Maximum	Actual
James D. Fielding Chief Executive Officer	$225,000 (25%)	$900,000 (100%)	$1,575,000 (175%)	$560,377	(1)
Beatrice Lafon President of Claire’s Europe	$150,913 (25%)	$603,654 (100%)	$1,056,394 (175%)	$340,659
J. Per Brodin Executive Vice President and Chief Financial Officer	$79,689 (15%)	$318,755 (60%)	$557,821 (105%)	$161,308
James G. Conroy Former Chief Operating Officer(2)	$175,000 (25%)	$700,000 (100%)	$1,225,000 (175%)	$109,162
Jay Friedman Former President North America (2)	$150,000 (25%)	$600,000 (100%)	$1,050,000 (175%)	$0

(1)	Amount reflects guaranteed bonus paid to Mr. Fielding for Fiscal 2012 pursuant to his employment agreement. The guaranteed bonus was prorated for the time of Fiscal 2012 in which he was employed.
(2)	Mr. Conroy resigned on June 8, 2012, and received a prorated bonus based on the time of his employment during Fiscal 2012. Mr. Friedman resigned on August 2, 2012, and did not receive a bonus.

In March 2013, our Compensation Committee set threshold, target and maximum numeric performance goals for Fiscal 2013 for named executive officers. The annual cash performance bonus structure for Fiscal 2013 is comparable to that of Fiscal 2012 except the Compensation Committee revised the threshold to maximum percentage range for Mr. Brodin at 25% to 175% of base salary, as opposed to the 15% to 105% of base salary applicable in Fiscal 2012.

Stock Option Awards. Our named executive officers are eligible to receive stock options pursuant to Parent’s amended and restated incentive plan, adopted in 2007 and amended in 2011 (the “Incentive Plan”). The Incentive Plan provides employees or directors of, or consultants who were previously employed by, Parent or its affiliates who are in a position to contribute to the long-term success of these entities with shares of Parent common stock or stock options to aid in attracting, retaining and motivating individuals of outstanding ability. The Incentive Plan provides for the grant of shares of common stock, incentive stock options, and non-qualified stock options. The Incentive Plan is administered by our Compensation Committee, which has the authority to determine who should be awarded options or shares, the number of shares to be granted or to be subject to an option, the exercise price or purchase price of such awards, and other applicable terms and conditions. The aggregate number of shares currently reserved for issuance under the Incentive Plan is 8,200,000.

Stock option grants under the Incentive Plan have previously been divided among “Time Options,” “Performance Options” and “Stretch Performance Options.” The stock options generally expire seven years after the date of grant. The Time Options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). The Performance Options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Target Stock Price,” then the performance options will vest and become exercisable. The Stretch Performance Options provide that if on any “Measurement Date,” the “Value Per Share” equals or exceeds the “Stretch Stock Price,” then the stretch performance options will vest and become exercisable. Prior to an initial public offering, a Measurement Date is the end of each fiscal quarter (beginning with the last day of the second quarter of our 2009). Prior to an initial public offering, Value Per Share is Parent’s “Net Equity Value” divided by the number of fully diluted shares. Net Equity Value is calculated as (1) 8.5 times Parent’s EBITDA for the four fiscal quarters ending on the Measurement Date, plus (2) the sum of all cash and cash equivalents and the aggregate exercise price of all outstanding options or warrants to purchase shares of Parent’s common stock as of the Measurement Date, less (3) the sum of Parent’s debt and capital leases as of the Measurement Date. Upon a defined liquidity event, Value Per Share is the price per share realized by Parent’s principal stockholders. The Target Stock Price means $10.00 compounded at an annual rate of 22.5% from May 29, 2007 to the Measurement Date, and the Stretch Stock Price means $10.00, compounded at an annual rate of 32% from May 29, 2007 to the Measurement Date.

On June 15, 2012, Parent commenced an offer (the “Exchange Offer”) to exchange certain Performance Options held by employees of the Company for new Performance Options (the “New Options”) granted on a 1 for 2 basis. The Exchange Offer was completed on July 16, 2012. The New Options expire on July 16, 2019. The New Options issued under the Exchange Offer provide for the following performance condition: (a) vest in equal installments on the first two anniversaries after the first to occur of: (i) the date of an initial public offering (“IPO”) at a price of at least $25 per share, (ii) any date following an IPO when the average stock price over the preceding 30 consecutive trading days exceeds $25, or (iii) any date before an IPO where more than 25% of the outstanding shares of the Parent are sold for cash or marketable consideration having a value of at least $25 per share; or (b) vest immediately if, on or after the occurrence of an event described in (i), (ii) or (iii), but prior to the second anniversary thereof, there occurs a change of control of Parent. In the Exchange Offer, Mr. Brodin received 42,500 New Options, Ms. Lafon received 70,000 and Mr. Friedman received 80,000 (all which have expired subsequent to his resignation).

In addition, for Fiscal 2012, stock option grants to our named executive officers were as set out in the table below. Performance Options granted subsequent to the Exchange Offer have the same terms as the “New Options” described above. See “Management Equity Investments” below for an explanation of Management Investment Options.

Name	Grant Date	Options (#)	Exercise Price ($/Sh)
James D. Fielding
Time Options	6/18/12	500,000	10.00
Performance Options	6/18/12	500,000	10.00
Management Investment Options	6/18/12	50,000	10.00
J. Per Brodin
Time Options	1/15/13	75,000	10.00
Performance Options	1/15/13	37,500	10.00
Beatrice Lafon
Time Options	5/22/12	25,000	10.00
Performance Options	8/28/12	25,000	10.00
Management Investment Options	5/22/12	5,000	10.00

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

Management Equity Investments. Our Board of Directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. For investments made by management employees, the management employee was granted an option (a “Management Investment Option”) to purchase an additional share of Parent common stock at an exercise price of $10.00 per share. The Management Investment Options expire in seven years. The shares of Parent common stock acquired by the current named executive officers are subject to restrictions on transfer, repurchase rights and other limitations.

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

Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. We do not provide matching contributions. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, are permitted.

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

Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. Our Compensation Committee believes the severance pay and benefits payable to the current named executive officers aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of the Company and Parent following a termination of an executive’s employment. In addition, the Company believes the provision of these contractual benefits will keep the executives focused on the operation and management of the business. See “Employment Arrangements with our Executive Officers” for a description of the severance arrangements of our named executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2012 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Peter P. Copses—Chairman

Rohit Manocha

Lance A. Milken

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Manocha and Milken were the only members of the Compensation Committee during FY 2012. No member of the Compensation Committee is now, or was during FY 2012 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the Board of Directors, the Compensation Committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2012, 2011, and 2010 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
James D. Fielding Chief Executive Officer	2012	553,846	1,060,377	(3)	0	1,848,970	0	396,583	3,859,776

Beatrice Lafon(4) President Europe	2012 2011	603,654 164,509	340,659 100,306		0 0	161,873 732,402	0 0	76,043 21,203	1,182,229 1,018,420

J. Per Brodin Executive Vice President and Chief Financial Officer	2012 2011 2010	525,427 504,700 477,500	161,308 0 399,456		0 0 0	249,138 133,309 0	0 0 0	6,600 6,600 219,332	942,473 644,609 1,096,288

James G. Conroy(5) Former Interim Co-Chief Executive Officer and Chief Operating Officer	2012 2011 2010	242,308 685,435 648,750	109,162 0 931,137		0 0 0	0 30,227 0	0 0 0	704,250 12,459 10,200	1,055,720 728,121 1,590,087

Jay Friedman(6) Former Interim Co-Chief Executive Officer and President North America	2012 2011 2010	362,020 603,846 34,615	0 304,167 150,000		0 0 0	76,400 90,681 1,030,317	0 0 0	652,392 153,922 850	1,090,812 1,152,616 1,215,782

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation—Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 9-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2012 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	For Fiscal 2012, “All Other Compensation” includes perquisites, as detailed in the table below:

Name	Relocation Expenses	Auto Allowance	Medical Expenses*
James D. Fielding	$382,938	$5,950	$7,695
Beatrice Lafon	36,140	38,778	1,125
J. Per Brodin		6,600
James G. Conroy		4,250
Jay Friedman		5,950

*	In the case of Mr. Fielding, represents COBRA reimbursements, and in the case of Ms. Lafon, represents medical insurance expenses.

In addition, in the case of Messrs. Conroy and Friedman, “All Other Compensation” for Fiscal 2012 includes severance payments under the terms of their respective employment agreement. Mr. Conroy received a $700,000 severance payment and Mr. Friedman received a $645,000 severance payment plus $1,442 for unused vacation.

(3)	Includes a one time signing bonus of $500,000 and a prorated amount of Mr. Fielding’s guaranteed bonus of $560,377, in each case paid pursuant to the terms of his employment agreement.
(4)	Ms. Lafon became an executive officer on October 3, 2011, and information included in the table reflects her compensation from that date. Ms. Lafon is compensated in British pounds; the amounts set forth in the table have been converted to U.S. dollars at applicable average exchange rates.
(5)	Mr. Conroy resigned effective June 8, 2012, and the information included in the table reflects his compensation through that date, plus severance to which he was entitled under his employment agreement.
(6)	Mr. Friedman resigned effective August 2, 2012, and the information included in the table reflects his compensation through that date, plus severance to which he was entitled under his employment agreement.

Employment Arrangements with our Executive Officers

James D. Fielding

General. On May 31, 2012, we entered into an employment agreement with our Chief Executive Officer, James D. Fielding, containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share and a Performance Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share. In June 2012, Mr. Fielding purchased 50,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00. In addition, Mr. Fielding is entitled to expense reimbursement and other customary employee benefits. Mr. Fielding was also received a sign-on bonus of $500,000. Mr. Fielding has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a three-year term (terminating June 18, 2015) and provides for automatic renewals for successive one-year periods unless either Mr. Fielding or Parent provides notice of non-renewal.

Severance Compensation. Pursuant to his employment agreement, Mr. Fielding is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company or a termination by Mr. Fielding for good reason. In any case, subject to execution of a release of claims, Mr. Fielding is entitled to continued payments of base salary for an 18-month period following such date of termination. Mr. Fielding is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Mr. Fielding will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Upon such a termination, Mr. Fielding will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination of employment because of death or disability, Mr. Fielding (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

Linda Filler

General. Effective February 8, 2013, we entered into an employment agreement with our President of North America, Linda Filler, containing the following terms: a base salary of $620,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a Performance Option to purchase 100,000 shares of common stock of Parent at an exercise price of $10.00 per share. In March 2013, Ms. Filler purchased 50,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Ms. Filler also has the right to purchase an additional 50,000 shares of common stock of Parent at a purchase price of $10.00 per share. This right expires on June 1, 2013 and is not accompanied by any matching option. Ms. Filler is entitled to expense reimbursement and other customary employee benefits. Ms. Filler also received a sign-on bonus of $100,000. Ms. Filler has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a one-year term (terminating on February 28, 2014) and automatic renewal for successive one-year periods unless either Ms. Filler or the Company provides notice of non-renewal.

Severance Compensation. Pursuant to her employment agreement Ms. Filler is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company or by Ms. Filler for good reason. In any case, subject to execution of a release of claims, Ms. Filler is entitled to continued payments of base salary for a 12 month period following such date of termination, subject to reduction for amounts earned from other employment during the 12 month period. Ms. Filler is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Ms. Filler will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination of employment because of death or disability, Ms. Filler (or her estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

Beatrice Lafon

General. Effective October 3, 2011, we entered into an employment agreement with our President of Europe, Beatrice Lafon, containing the following terms: a base salary of £380,000 and a bonus opportunity in accordance with the terms and conditions of the Company’s bonus plan. Mr. Lafon purchased 5,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of fully-vested shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Ms. Lafon also has the right to purchase an additional 25,000 shares of common stock of Parent at a purchase price of $10.00 per share. This right expires April 30, 2014 (or upon termination of employment) and any exercise would be accompanied by a similar matching option. Ms. Lafon is entitled to expense reimbursement and other customary employee benefits, as well as relocation, and temporary housing expenses. Ms. Lafon has agreed not to engage in competitive and similar activities or solicit customers or clients until one year following her termination of employment or the date of the commencement of any garden leave, and her agreement provides for customary protection of confidential information and intellectual property.

Severance Compensation. Pursuant to Ms. Lafon’s employment agreement, either Ms. Lafon or Company may provide the other with a notice of termination, giving the other party 12 months’ written notice. Once notice is received, regardless of by whom it is provided, pursuant to the above, the Company may, at its sole discretion, require her to serve on “garden leave” during which her involvement would the Company’s affairs would generally be partially or completely limited. During any period of “garden leave,” the Company would remain obligated to continue Ms. Lafon’s compensation and benefits, and Ms. Lafon would remain obligated not to accept other employment or otherwise compete with the Company. Alternatively, Company may terminate the agreement with immediate effect and without any payment if Ms. Lafon commits gross negligence or a number of other serious breaches of her obligations, as outlined in the agreement.

J. Per Brodin

Severance Compensation. Under the terms of his employment arrangement, subject to execution of a release of claims, Mr. Brodin is entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Mr. Brodin is subject to customary restrictive covenants, such as non-solicitation and non-disclosure covenants, for a period of 12 months following a termination of employment. Upon termination of employment, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period (180 days in the case of death or disability) unless they would otherwise expire earlier.

Grants of Plan-Based Awards in Fiscal 2012

Option grants to our named executive officers in Fiscal 2012 are set forth below:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
James D. Fielding
Time Options	6/18/12	500,000	10.00	934,071
Performance Options	6/18/12	500,000	10.00	835,000
Management Investment Options	6/18/12	50,000	10.00	79,899
J. Per Brodin
Time Options	1/15/13	75,000	10.00	130,824
Performance Options	1/15/13	37,500	10.00	58,126
Performance Options(2)	7/16/12	42,500	10.00	60,188
Beatrice Lafon
Time Options	5/22/12	25,000	10.00	45,393
Performance Options	8/28/12	25,000	10.00	65,450
Performance Options(2)	7/16/12	70,000	10.00	42,375
Management Investment Options	5/22/12	5,000	10.00	8,655
Jay Friedman
Performance Options(2)	7/16/12	80,000	10.00	76,400

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note — 9 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2012 Form 10-K.
(2)	Granted pursuant to the Exchange Offer as described above under “Compensation Discussion and Analysis — Stock Option Awards.”

Outstanding Equity Awards at End of Fiscal 2012

The following table provides information about the number of outstanding equity awards held by our current named executive officers at February 2, 2013. Our two former named executive officers did not have any outstanding equity awards at February 2, 2013.

Outstanding Equity Awards at February 2, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
James D. Fielding
Time Options(1)		500,000	10.00	6/18/2019
Performance Options(2)		500,000	10.00	6/18/2019
Management Investment Options	50,000		10.00	6/18/2019
Beatrice Lafon
Time Options(1)	40,000	145,000	10.00	(3)
Performance Options(2)		95,000	10.00	(4)
Management Investment Options		5,000	10.00	5/22/2019
J. Per Brodin
Time Options(1)	60,000	75,000	10.00	(5)
Performance Options(2)		80,000	10.00	(6)
Management Investment Options	12,500	12,500	10.00	5/20/2018

(1)	Time Option becomes vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.
(2)	See “Compensation Discussion and Analysis – Components of Executive Compensation – Stock Option Awards” for a description of vesting performance options.
(3)	Unexercised Time Options include: (i) 120,000 options expiring in 10/3/2018 and (ii) 25,000 options expiring 5/22/2019.
(4)	Unexercised Performance Options include: (i) 70,000 options expiring 10/3/2018 and (ii) 25,000 options expiring 8/28/2019.
(5)	Unexercised Time Options include 75,000 options expiring 1/15/2020.
(6)	Unexercised Performance Options include: (i) 30,00 options expiring 2/11/2015, (ii) 12,500 options expiring 5/20/2018, and (iii) 37,500 options expiring 1/15/2020.

Option Exercises and Stock Vested in Fiscal 2012

None of our named executive officers exercised any options during Fiscal 2012.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of Messrs. Fielding, Brodin and Ms. Lafon, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of February 2, 2013, the last day of Fiscal 2012. Messrs. Conroy and Friedman resigned effective June 8, 2012 and August 2, 2012, respectively, and the Summary Compensation Table above reflects the actual severance to which each were actually entitled to under his respective employment agreement. Ms. Lafon is paid in British pounds; the amounts set forth in the table have been converted to dollars at applicable exchange rates. Because the disclosures in the table assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to each of our named execute office upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options ($)	Other Benefits ($)

James D. Fielding

        Retirement, Resignation or Voluntary Termination(2)

        Termination by the Company for Cause(3)

        Termination by the Executive for Good Reason(4)

        Termination by the Company Without Cause(5)

        Change in Control(6)

        Termination Upon Death or Disability(7)

	— — 1,350,000 1,350,000 — —	560,377 — 560,377 560,377 560,377 560,377	— — — — — —	— — 36,000 36,000 — —

Beatrice Lafon

        Retirement, Resignation or Voluntary Termination(2)

        Termination by the Company for Cause(3)

        Termination by the Company Without Cause(2)

        Change in Control(6)

        Termination Upon Death or Disability(7)

	— — 596,448 — —	340,659 — 340,659 340,659 340,659	— — — — —	— — — — —

J. Per Brodin

        Retirement, Resignation or Voluntary Termination

        Termination by the Company for Cause(3)

        Termination by the Company Without Cause(5)

        Change in Control(6)

        Termination Upon Death or Disability(7)

	— — 531,258 — —	161,308 — 161,308 161,308 161,308	— — — — —	— — — — —
James G. Conroy(8)
Jay Friedman(9)

(1)	Under the terms of the Company’s annual performance bonus program, each named executive officer was entitled to receive the bonus if he or she completed the fiscal year as an employee, except in the case of a termination for cause. Accordingly, in all cases other than termination for cause, the table shows the actual Fiscal 2012 bonus paid to each of Mr. Fielding, Ms. Lafon and Mr. Brodin.
(2)	Pursuant to Mr. Fielding’s employment agreement, upon retirement, resignation or voluntary termination, Mr. Fielding would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to Ms. Lafon’s employment agreement, either party may provide the other with 12 months’ notice of termination. If such notice is received by the Company, the Company may, at its sole discretion, require her to serve on “garden leave” during which her involvement would the Company’s affairs would generally be partially or completely limited. During any period of “garden leave,” the Company would remain obligated to continue Ms. Lafon’s compensation and benefits, and Ms. Lafon would remain obligated not to accept other employment or otherwise compete with the Company. Pursuant to the terms of the stock options for the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(3)

The Company may terminate Mr. Fielding’s employment for cause upon written notice to Mr. Fielding with a reasonable opportunity to respond. Upon termination for cause, Mr. Fielding would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to Mr. Fielding’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course Mr. Fielding’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of Mr. Fielding’s obligations under his employment agreement; (v) intentional engagement of any activity which would constitute a breach of Mr. Fielding’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to Mr. Fielding in writing; (vii) the willful and continued failure to substantially perform his duties for the Company; or (viii) willful conduct by Mr. Fielding that is demonstrably and materially injurious to the Company. The Company may terminate Ms. Lafon’s employment with immediate effect and without any payment if Ms. Lafon commits gross negligence or a number of other serious breaches of her obligations, including if Ms. Lafon (i) commits a serious breach of any of her obligations under the employment contract or refuse or neglect, following a warning in writing, to comply with any reasonable and lawful direction of the Company, (ii) acts in a manner which in the reasonable opinion of the Company brings or is likely to bring herself or the Company or an affiliate or any of its or their officers or employees into disrepute; (iii) becomes bankrupt or makes any arrangement with or for the benefit of her creditors or is unable to pay her debts as and when they fall due; (iv) is prohibited by law from becoming a director, (v) is guilty of any material breach of any code of conduct, rule or regulation of the Company which has previously been drawn to her attention or fail or cease to be registered (where such registration is, in the opinion of the Company, required for the performance of her duties) by any regulatory body in the United Kingdom or elsewhere; (vi) commits or is convicted of a criminal offense other than an offence which does not in the opinion of the Company affect her position under the employment agreement; (vii) ceases to be eligible to work in the United Kingdom under Section 8 of the Immigration, Asylum and Nationality Act 2006; (viii) commits an offense under any statutory enactment or regulation relating to insider dealing; or (ix) is guilty of a deliberate act of discrimination, harassment or victimization on grounds of age, disability, gender reassignment, marriage or civil partnership, race, religion or belief, sex or sexual orientation. Mr. Brodin is not entitled to any severance upon a termination for cause. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.
(4)	Pursuant to the terms of Mr. Fielding’s employment agreement, Mr. Fielding may terminate his employment for good reason upon 30 days’ prior written notice to the Company. Upon termination of his employment for good reason, Mr. Fielding is entitled to continued payments of his base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. Mr. Fielding’s employment agreement defines “good reason” as, if without Mr. Fielding’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his employment agreement; (ii) the Company effects a reduction in Mr. Fielding’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires Mr. Fielding to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois, provided that Mr. Fielding had previously relocated his principal residence to the greater Chicago metropolitan area. Pursuant to the terms of the stock options for the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(5)	The Company may terminate Mr. Fielding’s employment without cause under his employment agreement without any notice. Under the terms of Mr. Fielding’s employment agreement, the failure by the Company to renew at the end of the eighteen month term is treated as a termination without cause. Upon termination of his employment without cause, Mr. Fielding is entitled to continued payments of his base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. Mr. Brodin is entitled to receive a severance payment equal to 12 months of his base salary, subject to reduction for amounts earned from other employment during the 12-month period, in the event his employment is terminated without cause. Pursuant to the terms of the stock options for the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(6)	Pursuant to the terms of the stock options for the named executive officers, time options will vest and become fully vested and exercisable immediately prior to a change in control. Parent is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of February 2, 2013. Any termination of a named executive officer following a change in control will result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.
(7)	Upon termination of employment because of death or disability, Mr. Fielding (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Pursuant to the terms of the time options for the named executive officers, time options that are not exercisable as of the date of termination because of death or disability will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier. Parent is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of February 2, 2013.
(8)	Mr. Conroy resigned effective June 8, 2012, and the information included above in the “Summary Compensation Table” reflects the actual severance to which he was entitled under his employment agreement.
(9)	Mr. Friedman resigned effective August 2, 2012, and the information included above in the “Summary Compensation Table” reflects the actual severance to which he was entitled under his employment agreement.

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

The total compensation of our non-employee directors earned for FY 2012 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses (2)	65,000
Lance A. Milken(2)	64,000
Ron Marshall	65,000
Rohit Manocha (3)	63,000
Robert J. DiNicola	58,000
George G. Golleher	58,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Fees paid to Morgan Joseph Tri-Artisan Capital Partners.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current named executive officers as a group, at March 31, 2013:

Name of Beneficial Owner (1)	Number of Shares		Percentage(2) (2)
Apollo Management VI, L.P.	59,507,500	(3)	97.7
Peter P. Copses(3)(4)	—		—
Lance A. Milken(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Rohit Manocha (3) (5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
James D. Fielding (5)	100,000	(8)	*
Beatrice Lafon(5)	53,750	(9)	*
J. Per Brodin(5)	110,000	(10)	*
Linda Filler(5)	50,000	(11)	*
James G. Conroy(5)	10,000	(12)	*
Jay Friedman(5)	30,000	(13)	*
All officers and directors as a group (10 persons)	633,750		1.0

*	Less than 1% of the outstanding shares.
(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	These percentages are calculated on the basis of 60,889,500 outstanding shares of Claire’s Inc.’s common stock.
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
(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. DiNicola, Golleher, Manocha, Marshall, Fielding, Conroy, Friedman, Brodin and Ms. Lafon and Filler is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes (i) 50,000 owned shares and (ii) fully-vested options to purchase 70,000 shares of common stock.
(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.
(8)	Includes (i) 50,000 owned shares and (ii) fully-vested management investment options to purchase 50,000 shares.
(9)	Includes (i) 5,000 owned shares, (ii) fully-vested time option to purchase 46,250 shares, and (iii) fully-vested management investment options to purchase 2,500 shares.
(10)	Includes (i) 25,000 owned shares, (ii) fully-vested time options to purchase 60,000 shares, and (iii) fully-vested management investment options to purchase 25,000 shares.
(11)	Includes 50,000 owned shares.
(12)	Includes 10,000 owned shares.
(13)	Includes 30,000 owned shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Retail Design Fees

The Company paid store planning and retail design fees to a company owned by a family member of James Conroy, our former Chief Operating Officer and former Interim Co-Chief Executive Officer. During the time Mr. Conroy was employed by the Company, the Company paid fees of approximately $0.8 million, $1.5 million and $1.2 million, for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. These amounts included third party and reimbursable charges of $0.3 million, $0.4 million and $0.2 million, for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. This transaction was approved by the Audit Committee of the Board of Directors.

9% Senior Secured First Lien Note Offering

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

6.125% Senior Secured First Lien Note Offering

In March 2013, the Company issued and sold $210. million aggregate principal amount of its 6.125% Senior Secured First Lien Notes due 2019 in a private offering. Apollo Securities, LLC was one of the initial purchasers of the March 2013 notes. In the note offering, the Company paid fees of approximately $0.2 million to Apollo Global Securities, LLC.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a7 listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At March 31, 2013, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $1,687,360 and $1,490,285 by KPMG LLP for Fiscal 2012 and Fiscal 2011, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,683,310 and $1,486,235 for Fiscal 2012 and Fiscal 2011, respectively.

Audit-Related Fees

For professional services, $0 for Fiscal 2012 and Fiscal 2011, respectively.

Tax Fees

For tax compliance, $0 for Fiscal 2012 and Fiscal 2011, respectively.

All Other Fees

For software licenses, $4,050 for Fiscal 2012 and Fiscal 2011, respectively.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the audit committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the audit committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the audit committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2012 and Fiscal 2011 were pre-approved by the audit committee.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

3.	Exhibits

The Exhibits filed with this Amendment are as follows:

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (14)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (14)

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 24, 2013	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive
Officer (principal executive officer)

April 24, 2013	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)