Form 10-Q
period 2013-05-04
CLAIRES STORES INC
filed 2013-05-30
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

As of May 1, 2013, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 4, 2013	February 2, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$242,812	$166,956
Inventories	159,045	157,549
Prepaid expenses	21,221	19,701
Other current assets	29,050	29,621

Total current assets	452,128	373,827

Property and equipment:
Furniture, fixtures and equipment	239,927	234,209
Leasehold improvements	317,140	312,789

	557,067	546,998
Less accumulated depreciation and amortization	(334,315)	(325,618)

	222,752	221,380

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(2,934)	(2,708)

	15,121	15,347

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $59,301 and $57,672, respectively	543,055	547,433
Deferred financing costs, net of accumulated amortization of $29,748 and $27,156, respectively	42,776	41,381
Other assets	48,819	49,848

	2,184,706	2,188,718

Total assets	$2,874,707	$2,799,272

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$64,039	$73,445
Income taxes payable	6,917	10,508
Accrued interest payable	51,918	68,254
Accrued expenses and other current liabilities	92,121	99,529

Total current liabilities	214,995	251,736

Long-term debt	2,522,318	2,373,366
Obligation under capital lease	17,207	17,232
Deferred tax liability	120,534	120,968
Deferred rent expense	29,651	29,859
Unfavorable lease obligations and other long-term liabilities	17,859	20,551

	2,707,569	2,561,976

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,796	618,403
Accumulated other comprehensive (loss) income, net of tax	(3,953)	3,273
Accumulated deficit	(662,700)	(636,116)

	(47,857)	(14,440)

Total liabilities and stockholder’s deficit	$2,874,707	$2,799,272

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Net sales	$354,006	$340,617
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	178,566	174,003

Gross profit	175,440	166,614

Other expenses:
Selling, general and administrative	125,387	118,582
Depreciation and amortization	15,625	16,715
Severance and transaction-related costs	915	53
Other expense, net	924	431

	142,851	135,781

Operating income	32,589	30,833
Loss on early debt extinguishment	1,674	4,602
Interest expense, net	58,219	47,022

Loss before income tax benefit	(27,304)	(20,791)
Income tax benefit	(720)	(870)

Net loss	$(26,584)	$(19,921)

Net loss	$(26,584)	$(19,921)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,775)	500
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $(299) and $276	(5,451)	1,752
Unrealized gain on interest rate swap, net of tax of $0	—	359

Other comprehensive income (loss)	(7,226)	2,611

Comprehensive loss	$(33,810)	$(17,310)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Cash flows from operating activities:
Net loss	$(26,584)	$(19,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,625	16,715
Amortization of lease rights and other assets	921	817
Amortization of debt issuance costs	2,099	3,106
Accretion of debt premium	(513)	—
Net unfavorable accretion of lease obligations	(158)	(90)
Loss on sale/retirement of property and equipment, net	20	23
Loss on early debt extinguishment	1,674	4,602
Stock compensation expense	393	71
(Increase) decrease in:
Inventories	(3,493)	(7,501)
Prepaid expenses	(1,950)	(1,352)
Other assets	(49)	(2,977)
Increase (decrease) in:
Trade accounts payable	(7,536)	10,266
Income taxes payable	(3,327)	(2,048)
Accrued interest payable	(16,337)	14,819
Accrued expenses and other liabilities	(6,215)	(6,609)
Deferred income taxes	(2,557)	(2,142)
Deferred rent expense	22	289

Net cash (used in) provided by operating activities	(47,965)	8,068

Cash flows from investing activities:
Acquisition of property and equipment	(19,782)	(13,944)
Acquisition of intangible assets/lease rights	(834)	(11)

Net cash used in investing activities	(20,616)	(13,955)

Cash flows from financing activities:
Payments on credit facility	—	(489,750)
Proceeds from notes	210,000	501,500
Repurchases of notes, including tender premiums and fees	(61,715)	—
Payment of debt issuance costs	(3,987)	(10,970)
Principal payments on capital lease	(12)	—

Net cash provided by financing activities	144,286	780

Effect of foreign currency exchange rate changes on cash and cash equivalents	151	437

Net increase (decrease) in cash and cash equivalents	75,856	(4,670)
Cash and cash equivalents, at beginning of period	166,956	170,024

Cash and cash equivalents, at end of period	242,812	165,354
Restricted cash, at end of period	—	4,350

Cash and cash equivalents and restricted cash, at end of period	$242,812	$169,704

Supplemental disclosure of cash flow information:
Interest paid	$72,997	$29,062
Income taxes paid	4,819	3,601

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2013 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein which discusses principles of consolidation and summary of significant accounting policies.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to take further action. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company does not have any assets (liabilities) measured at fair value on a recurring basis. The Company’s former interest rate swap, which was previously measured at fair value on a recurring basis, was terminated on September 20, 2012.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities and long-term debt. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.74 billion as of May 4, 2013, compared to a carrying value of $2.52 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.41 billion as of February 2, 2013, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of May 4, 2013 and February 2, 2013 included the following components (in thousands):

	May 4, 2013	February 2, 2013
Long-term debt:
Senior fixed rate notes due 2015	$181,259	$220,270
Senior toggle notes due 2015	280,667	302,190
Senior subordinated notes due 2017	259,612	259,612
Senior secured first lien notes due 2019 (1)	1,140,780	1,141,294
Senior secured second lien notes due 2019	450,000	450,000
Senior secured first lien notes due 2020	210,000	—

Long-term debt	$2,522,318	$2,373,366

Obligation under capital lease (including current portion)	$17,274	$17,286

(1)	Amounts include unamortized premium of $15,780 and $16,294 as of May 4, 2013 and February 2, 2013, respectively.

6.125 % Senior Secured First Lien Notes

On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The Company used the proceeds of the offering of the 6.125% Senior Secured First Lien Notes for note repurchases of $59.8 million to retire $39.0 million aggregate principal amount of 9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”) and $21.5 million aggregate principal amount of 9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”), to pay $1.9 million in tender premiums and fees, and to pay $4.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company intends to use the remaining net proceeds, together with cash on hand, to redeem an additional $149.5 million aggregate principal amount of Senior Fixed Rate Notes on June 3, 2013 pursuant to a redemption notice delivered to noteholders on May 3, 2013.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three months ended May 4, 2013 (in thousands). There was no debt repurchase activity for the three months ended April 28, 2012.

	Three Months Ended May 4, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
Senior Fixed Rate Notes	$39,011	$38,543	$1,103
Senior Toggle Notes	21,523	21,281	571

	$60,534	$59,824	$1,674

(1)	Net of deferred issuance cost write-offs of $353 for the Senior Fixed Rate Notes and $140 for the Senior Toggle Notes and tender premiums and fees of $1,218 for Senior Fixed Rate Notes and $673 for Senior Toggle Notes.

Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), 8.875% Senior Secured Second Lien Notes due 2019 (the “Senior Secured Second Lien Notes”), 9% Senior Secured First Lien Notes due 2019 (the “9% Senior Secured First Lien Notes”), and 6.125% Senior Secured First Lien Notes (collectively, the “Notes”) and our Senior Secured Revolving Credit Facility (the “Credit Facility”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

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

See Note 3 – Fair Value Measurements for related fair value disclosure on debt, and Note 13- Subsequent Event for information on the refinancing of the Senior Fixed Rate Notes and Senior Toggle Notes.

5.	Derivatives and Hedging Activities

The Company does not have any derivative and hedging activity since September 20, 2012 when the Company terminated its former interest rate swap. During the periods when the Company had the interest rate swap, it followed the accounting treatment described below.

The Company formally designated and documented the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assessed both at inception and at least quarterly thereafter, whether the financial instruments that were used in hedging transactions were effective at offsetting changes in cash flows of the related underlying exposure. The Company measured the effectiveness of its cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.

The Company primarily employed derivative financial instruments to manage its exposure to interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows. The Company did not enter into derivative financial instruments for trading or speculative purposes. The Company faced credit risk if the counterparties to the financial instruments were unable to perform their obligations. However, the Company sought to mitigate derivative credit risk by entering into transactions with counterparties that were significant and creditworthy financial institutions. The Company monitored the credit ratings of the counterparties.

For derivatives that qualify as cash flow hedges, the Company reported the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassified it into earnings in the same periods in which the hedged item affected earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge was recognized in income immediately. No ineffective portion was recorded to earnings during the three months ended April 28, 2012 and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Loss.

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

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instrument designated as an interest rate cash flow hedge during the three months ended April 28, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended		Three months ended
	April 28, 2012		April 28, 2012
Interest rate swap	$359	Interest expense, net	$(341)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the former term loan. No ineffectiveness is associated with the interest rate cash flow hedge.

6.	Commitments and Contingencies

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

7.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows: (in thousands, net of tax)

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 2, 2013	$(2,459)	$5,732	$3,273
Other comprehensive loss before reclassifications	(7,226)	—	(7,226)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net other comprehensive loss	(7,226)	—	(7,226)

Balance as of May 4, 2013	$(9,685)	$5,732	$(3,953)

8.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended May 4, 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of February 2, 2013	5,027,665	$10.00
Options granted	438,750	$10.00
Options exercised	—
Options forfeited	(60,125)	$10.00
Options expired	(121,600)	$10.00

Outstanding as of May 4, 2013	5,284,690	$10.00	4.9

Options vested and expected to vest as of May 4, 2013	4,742,119	$10.00	4.7

Exercisable as of May 4, 2013	1,713,881	$10.00	2.2

The weighted average grant date fair value of options granted during the three months ended May 4, 2013 and April 28, 2012 was $3.09 and $2.44, respectively.

During the three months ended May 4, 2013 and April 28, 2012, the Company recorded stock-based compensation expense and additional paid-in capital relating to stock-based compensation of approximately $0.4 million and $0.1 million, respectively. Stock-based compensation expense is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

9.	Income Taxes

The effective income tax rate was 2.6% for the three months ended May 4, 2013. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 4, 2013 by the Company’s U.S. operations.

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

10.	Related Party Transactions

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 included Apollo Global Securities, LLC. Apollo Global Securities, LLC is an affiliate of the Apollo Funds. In connection with the issuance of the 6.125% Senior Secured First Lien Notes, the Company paid a fee of approximately $0.2 million to Apollo Global Securities, LLC.

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

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended April 28, 2012, the Company paid fees of approximately $0.6 million. This former arrangement was approved by the Audit Committee of the Board of Directors.

11.	Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its North America segment. The franchise fees the Company charges under the franchising agreements are reported in “Other expense (income), net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its Europe segment. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America segment.

Net sales, depreciation and amortization and operating income (loss) for the three months ended May 4, 2013 and April 28, 2012 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 4, 2013	April 28, 2012
Net sales:
North America	$225,957	$221,575
Europe	128,049	119,042

Total net sales	354,006	340,617

Depreciation and amortization:
North America	9,530	9,859
Europe	6,095	6,856

Total depreciation and amortization	15,625	16,715

Operating income (loss) for reportable segments:
North America	33,524	34,673
Europe	(20)	(3,787)

Total operating income for reportable segments	33,504	30,886
Severance and transaction-related costs	915	53

Consolidated operating income	32,589	30,833
Loss on early debt extinguishment	1,674	4,602
Interest expense, net	58,219	47,022

Consolidated loss before income tax benefit	$(27,304)	$(20,791)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.5 and $0 million for the three months ended May 4, 2013 and April 28, 2012, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.4 million and $0.1 million for the three months ended May 4, 2013 and April 28, 2012, respectively.

12.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes (the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of May 4, 2013, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

May 4, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$176,849	$5,824	$60,139	$—	$242,812
Inventories	—	85,756	73,289	—	159,045
Prepaid expenses	764	2,075	18,382	—	21,221
Other current assets	256	18,831	9,963	—	29,050

Total current assets	177,869	112,486	161,773	—	452,128

Property and equipment:
Furniture, fixtures and equipment	6,610	145,245	88,072	—	239,927
Leasehold improvements	1,196	169,810	146,134	—	317,140

	7,806	315,055	234,206	—	557,067
Less accumulated depreciation and amortization	(4,002)	(205,729)	(124,584)	—	(334,315)

	3,804	109,326	109,622	—	222,752

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,934)	—	—	(2,934)

	—	15,121	—	—	15,121

Intercompany receivables	—	272,878	—	(272,878)	—
Investment in subsidiaries	2,228,012	(55,740)	—	(2,172,272)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	3,555	253,500	—	543,055
Deferred financing costs, net	42,776	—	—	—	42,776
Other assets	124	3,589	45,106	0	48,819

	2,556,912	1,459,932	613,012	(2,445,150)	2,184,706

Total assets	$2,738,585	$1,696,865	$884,407	$(2,445,150)	$2,874,707

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,113	$28,212	$34,714	$—	$64,039
Income taxes payable	—	(38)	6,955	—	6,917
Accrued interest payable	51,918	—	—	—	51,918
Accrued expenses and other current liabilities	11,039	36,295	44,787	—	92,121

Total current liabilities	64,070	64,469	86,456	—	214,995

Intercompany payables	200,054	—	72,824	(272,878)	—
Long-term debt	2,522,318	—	—	—	2,522,318
Obligation under capital lease	—	17,207	—	—	17,207
Deferred tax liability	—	107,618	12,916	—	120,534
Deferred rent expense	—	18,676	10,975	—	29,651
Unfavorable lease obligations and other long-term liabilities	—	17,465	394	—	17,859

	2,722,372	160,966	97,109	(272,878)	2,707,569

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,796	1,435,909	797,819	(2,233,728)	618,796
Accumulated other comprehensive income (loss), net of tax	(3,953)	3,504	(13,244)	9,740	(3,953)
Accumulated deficit	(662,700)	31,650	(83,735)	52,085	(662,700)

	(47,857)	1,471,430	700,842	(2,172,272)	(47,857)

Total liabilities and stockholder’s equity (deficit)	$2,738,585	$1,696,865	$884,407	$(2,445,150)	$2,874,707

Condensed Consolidating Balance Sheet

February 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,392	$4,299	$106,265	$—	$166,956
Inventories	36	88,127	69,386	—	157,549
Prepaid expenses	592	2,390	16,719	—	19,701
Other current assets	262	19,422	9,937	—	29,621

Total current assets	57,282	114,238	202,307	—	373,827

Property and equipment:
Furniture, fixtures and equipment	6,079	141,232	86,898	—	234,209
Leasehold improvements	1,177	165,075	146,537	—	312,789

	7,256	306,307	233,435	—	546,998
Less accumulated depreciation and amortization	(3,686)	(199,402)	(122,530)	—	(325,618)

	3,570	106,905	110,905	—	221,380

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,708)	—	—	(2,708)

	—	15,347	—	—	15,347

Intercompany receivables	—	252,709	—	(252,709)	—
Investment in subsidiaries	2,205,303	(56,381)	—	(2,148,922)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	4,054	257,379	—	547,433
Deferred financing costs, net	41,381	—	—	—	41,381
Other assets	129	3,867	45,845	7	49,848

	2,532,813	1,439,899	617,630	(2,401,624)	2,188,718

Total assets	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$993	$31,584	$40,868	$—	$73,445
Income taxes payable	—	(12)	10,520	—	10,508
Accrued interest payable	68,254	—	—	—	68,254
Accrued expenses and other current liabilities	11,420	39,274	48,835	—	99,529

Total current liabilities	80,667	70,846	100,223	—	251,736

Intercompany payables	154,072	—	98,631	(252,703)	—
Long-term debt	2,373,366	—	—	—	2,373,366
Obligation under capital lease	—	17,232	—	—	17,232
Deferred tax liability	—	107,618	13,350	—	120,968
Deferred rent expense	—	18,481	11,378	—	29,859
Unfavorable lease obligations and other long-term liabilities	—	20,080	471	—	20,551

	2,527,438	163,411	123,830	(252,703)	2,561,976

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,403	1,435,909	797,819	(2,233,728)	618,403
Accumulated other comprehensive income (loss), net of tax	3,273	3,909	(6,731)	2,822	3,273
Accumulated deficit	(636,116)	1,947	(84,301)	82,354	(636,116)

	(14,440)	1,442,132	706,789	(2,148,921)	(14,440)

Total liabilities and stockholder’s equity (deficit)	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended May 4, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$208,361	$145,645	$—	$354,006
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	42	101,196	77,328	—	178,566

Gross profit (deficit)	(42)	107,165	68,317	—	175,440

Other expenses:
Selling, general and administrative	4,527	63,470	57,390	—	125,387
Depreciation and amortization	316	8,297	7,012	—	15,625
Severance and transaction-related costs	528	—	387	—	915
Other (income) expense	(2,089)	1,165	1,848	—	924

	3,282	72,932	66,637	—	142,851

Operating income (loss)	(3,324)	34,233	1,680	—	32,589
Loss on early debt extinguishment	1,674	—	—	—	1,674
Interest expense, net	57,687	548	(16)	—	58,219

Income (loss) before income taxes	(62,685)	33,685	1,696	—	(27,304)
Income tax expense (benefit)	—	(1,848)	1,128	—	(720)

Income (loss) from continuing operations	(62,685)	35,533	568	—	(26,584)
Equity in earnings of subsidiaries	36,101	333	—	(36,434)	—

Net income (loss)	(26,584)	35,866	568	(36,434)	(26,584)
Foreign currency translation adjustments	(1,775)	(129)	(996)	1,125	(1,775)
Net loss on intra-entity foreign currency transactions, net of tax	(5,451)	(276)	(5,517)	5,793	(5,451)

Other comprehensive income	(7,226)	(405)	(6,513)	6,918	(7,226)

Comprehensive income (loss)	$(33,810)	$35,461	$(5,945)	$(29,516)	$(33,810)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended April 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$205,890	$134,727	$—	$340,617
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,291	97,703	75,009	—	174,003

Gross profit (deficit)	(1,291)	108,187	59,718	—	166,614

Other expenses:
Selling, general and administrative	4,387	60,875	53,320	—	118,582
Depreciation and amortization	252	8,743	7,720	—	16,715
Severance and transaction-related costs	5	—	48	—	53
Other (income) expense	(2,334)	(1,509)	4,274	—	431

	2,310	68,109	65,362	—	135,781

Operating income (loss)	(3,601)	40,078	(5,644)	—	30,833
Loss on early debt extinguishment	4,602	—	—	—	4,602
Interest expense, net	45,905	542	575	—	47,022

Income (loss) before income taxes	(54,108)	39,536	(6,219)	—	(20,791)
Income tax expense (benefit)	—	(1,652)	782	—	(870)

Income (loss) from continuing operations	(54,108)	41,188	(7,001)	—	(19,921)
Equity in earnings (loss) of subsidiaries	34,187	(1,173)	—	(33,014)	—

Net income (loss)	(19,921)	40,015	(7,001)	(33,014)	(19,921)
Foreign currency translation adjustments	500	144	(962)	818	500
Net gain on intra-entity foreign currency transactions, net of tax	1,752	609	1,804	(2,413)	1,752
Unrealized gain on interest rate swap, net of tax	359	—	—	—	359

Other comprehensive income	2,611	753	842	(1,595)	2,611

Comprehensive income (loss)	$(17,310)	$40,768	$(6,159)	$(34,609)	$(17,310)

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 4, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(26,584)	$35,866	$568	$(36,434)	$(26,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(36,101)	(333)	—	36,434	—
Depreciation and amortization	316	8,297	7,012	—	15,625
Amortization of lease rights and other assets	—	—	921	—	921
Amortization of debt issuance costs	2,099	—	—	—	2,099
Accretion of debt premium	(513)	—	—	—	(513)
Net accretion of unfavorable lease obligations	—	(142)	(16)	—	(158)
Loss on sale/retirement of property and equipment, net	—	19	1	—	20
Loss on early debt extinguishment	1,674	—	—	—	1,674
Stock compensation expense	145	127	121	—	393
(Increase) decrease in:
Inventories	36	2,372	(5,901)	—	(3,493)
Prepaid expenses	(172)	315	(2,093)	—	(1,950)
Other assets	11	868	(928)	—	(49)
Increase (decrease) in:
Trade accounts payable	116	(1,310)	(6,342)	—	(7,536)
Income taxes payable	—	(24)	(3,303)	—	(3,327)
Accrued interest payable	(16,337)	—	—	—	(16,337)
Accrued expenses and other liabilities	(381)	(2,991)	(2,843)	—	(6,215)
Deferred income taxes	—	(1,970)	(587)	—	(2,557)
Deferred rent expense	—	194	(172)	—	22

Net cash provided by (used in) operating activities	(75,691)	41,288	(13,562)	—	(47,965)

Cash flows from investing activities:
Acquisition of property and equipment	(545)	(12,540)	(6,697)	—	(19,782)
Acquisition of intangible assets/lease rights	—	(37)	(797)	—	(834)

Net cash used in investing activities	(545)	(12,577)	(7,494)	—	(20,616)

Cash flows from financing activities:
Proceeds from notes	210,000	—	—	—	210,000
Repurchases of notes, including tender premium and fees	(61,715)	—	—	—	(61,715)
Payment of debt issuance costs	(3,987)	—	—	—	(3,987)
Principal payments on capital lease	—	(12)	—	—	(12)
Intercompany activity, net	52,394	(26,461)	(25,933)	—	—

Net cash provided by (used in) financing activities	196,692	(26,473)	(25,933)	—	144,286

Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(713)	863	—	151

Net increase (decrease) in cash and cash equivalents	120,457	1,525	(46,126)	—	75,856
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	176,849	5,824	60,139	—	242,812

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(19,921)	$40,015	$(7,001)	$(33,014)	$(19,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(34,187)	1,173	—	33,014	—
Depreciation and amortization	252	8,743	7,720	—	16,715
Amortization of lease rights and other assets	—	—	817	—	817
Amortization of debt issuance costs	2,512	—	594	—	3,106
Net accretion of favorable (unfavorable) lease obligations	—	(223)	133	—	(90)
Loss on sale/retirement of property and equipment, net	—	23	—	—	23
Loss on early debt extinguishment	4,602	—	—	—	4,602
Stock compensation expense (benefit)	17	(28)	82	—	71
(Increase) decrease in:
Inventories	—	(5,462)	(2,039)	—	(7,501)
Prepaid expenses	9	(564)	(797)	—	(1,352)
Other assets	—	(2,210)	(767)	—	(2,977)
Increase (decrease) in:
Trade accounts payable	11	4,376	5,879	—	10,266
Income taxes payable	—	(810)	(1,238)	—	(2,048)
Accrued interest payable	14,819	—	—	—	14,819
Accrued expenses and other liabilities	(1)	(3,971)	(2,637)	—	(6,609)
Deferred income taxes	—	(1,621)	(521)	—	(2,142)
Deferred rent expense	—	163	126	—	289

Net cash provided by (used in) operating activities	(31,887)	39,604	351	—	8,068

Cash flows from investing activities:
Acquisition of property and equipment	(340)	(6,227)	(7,377)	—	(13,944)
Acquisition of intangible assets/lease rights	(11)	—	—	—	(11)

Net cash used in investing activities	(351)	(6,227)	(7,377)	—	(13,955)

Cash flows from financing activities:
Payments on credit facility	(489,750)	—	—	—	(489,750)
Proceeds from notes	501,500	—	—	—	501,500
Payment of debt issuance costs	(10,970)	—	—	—	(10,970)
Intercompany activity, net	24,598	(34,522)	9,924	—	—

Net cash provided by (used in) financing activities	25,378	(34,522)	9,924	—	780

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,411	(974)	—	437

Net increase (decrease) in cash and cash equivalents	(6,860)	266	1,924	—	(4,670)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	96,055	5,174	64,125	—	165,354
Restricted cash, at end of period	4,350	—	—	—	4,350

Cash and cash equivalents and restricted cash, at end of period	$100,405	$5,174	$64,125	$—	$169,704

13.	Subsequent Event

On May 14, 2013, the Company issued $320.0 million aggregate principal amount of 7.75% senior notes that mature on June 1, 2020 (the “7.75% Senior Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 7.75% Senior Notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The 7.75% Senior Notes are guaranteed by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. The 7.75% Senior Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the 7.75% Senior Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the Credit Facility, the Senior Secured Second Lien Notes, the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes, to the extent of the value of assets securing such indebtedness. The Company intends to use the net proceeds of the offering of the 7.75% Senior Notes to redeem all outstanding $31.8 million aggregate principal amount of Senior Fixed Rate Notes and all outstanding $280.7 million aggregate principal amount of Senior Toggle Notes on June 13, 2013 pursuant to a redemption notice delivered to noteholders on May 14, 2013.

The initial purchasers of the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC. Apollo Global Securities, LLC is an affiliate of the Apollo Funds, which are the Company’s controlling stockholders. In connection with the issuance of the 7.75% Senior Notes, the Company paid a fee of approximately $0.2 million to Apollo Global Securities, LLC.

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

Business Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of May 4, 2013, we operated a total of 3,085 owned stores, of which 1,920 were located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands, and China (North America segment) and 1,165 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®.

As of May 4, 2013, we also franchised or licensed 403 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, and Indonesia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense, net” in our Consolidated Statements of Operations and Comprehensive Loss.

Claire’s® is our primary global brand that we operate through company-owned or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe by maintaining a highly relevant merchandise assortment and offering a compelling value proposition, Claire’s® has universal appeal to teens, pre-teens and kids. Claire’s® target customer is a girl between 3-18 years old with a particular focus on a core demographic of girls between 10-14 years old.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three months ended May 4, 2013 and April 28, 2012 are as follows (dollars in thousands):

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Net sales	$354,006	$340,617
Increase (decrease) in same store sales	2.9%	(3.0)%
Gross profit percentage	49.6%	48.9%
Selling, general and administrative expenses as a percentage of net sales	35.4%	34.8%
Depreciation and amortization as a percentage of net sales	4.4%	4.9%
Operating income	$32,589	$30,833
Loss on early debt extinguishment	$1,674	$4,602
Net loss	$(26,584)	$(19,921)
Number of stores at the end of the period (1)	3,085	3,074

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

Net sales

Net sales for the three months ended May 4, 2013 increased $13.4 million, or 3.9%, from the three months ended April 28, 2012. The increase was attributable to new store sales, an increase in same store sales, and increased shipments to franchisees, partially offset by the effect of store closures and an unfavorable foreign currency translation effect of our non-U.S. net sales. Net sales would have increased 4.7% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 4, 2013, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 2.7%, and an increase in average transaction value of 1.1%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Jewelry	51.2	49.8
Accessories	48.8	50.2

	100.0	100.0

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

During the three months ended May 4, 2013, gross profit percentage increased 70 basis points to 49.6% compared to 48.9% during the three months ended April 28, 2012. The increase in gross profit percentage consisted of a 40 basis point decrease in occupancy rate and a 30 basis point increase in merchandise margin. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin resulted primarily from lower markdowns.

Selling, general and administrative expenses

During the three months ended May 4, 2013, selling, general and administrative expenses increased $6.8 million, or 5.7%, compared to the three months ended April 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased 60 basis points compared to the three months ended April 28, 2012. Excluding a favorable $1.0 million foreign currency translation effect, selling, general and administrative expenses would have increased $7.8 million. The majority of the increase is primarily due to compensation-related expenses, such as salaries, bonuses, and non-cash stock compensation.

Depreciation and amortization expense

During the three months ended May 4, 2013, depreciation and amortization expense decreased $1.1 million to $15.6 million compared to $16.7 million for the three months ended April 28, 2012. Excluding a favorable $0.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.0 million.

Other expense, net

The following is a summary of other expense activity for the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Foreign currency exchange loss, net	$2,029	$858
Royalty income	(1,105)	(427)

	$924	$431

Loss on early debt extinguishment

The following is a summary of our debt repurchase activity for the three months ended May 4, 2013 (in thousands). There was no debt repurchase activity for the three months ended April 28, 2012.

	Three Months Ended May 4, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
Senior Fixed Rate Notes	$39,011	$38,543	$1,103
Senior Toggle Notes	21,523	21,281	571

	$60,534	$59,824	$1,674

(1)	Net of deferred issuance cost write-offs of $353 for the Senior Fixed Rate Notes and $140 for the Senior Toggle Notes and tender premiums and fees of $1,218 for Senior Fixed Rate Notes and $673 for Senior Toggle Notes.

During the first quarter of fiscal 2012, we recognized a $4.6 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of $489.8 million of indebtedness under our former senior secured term loan credit facility.

Interest expense, net

During the three months ended May 4, 2013, net interest expense aggregated $58.2 million compared to $47.0 million for the three months ended April 28, 2012. The increase of $11.2 million is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bears a higher rate of interest than the former credit facility.

Income taxes

The effective income tax rate for the three months ended May 4, 2013 was 2.6% compared to 4.2% for the three months ended April 28, 2012. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 4, 2013 and April 28, 2012, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Net sales	$225,957	$221,575
Increase (decrease) in same store sales	2.3%	(1.7)%
Gross profit percentage	51.7%	52.0%
Number of stores at the end of the period (1)	1,920	1,944

(1)	Number of stores excludes stores operated under franchise and licensing agreements and includes 7 China stores as of May 4, 2013.

During the three months ended May 4, 2013, net sales in North America increased $4.4 million, or 2.0%, from the three months ended April 28, 2012. The increase was attributable to an increase in same store sales, new store sales, and increased shipments to franchisees, partially offset by the effect of store closures and an unfavorable foreign currency translation effect of our non-U.S. net sales. Sales would have increased 2.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 4, 2013, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 2.5% and an increase in average transaction value of 0.4%.

During the three months ended May 4, 2013, gross profit percentage decreased 30 basis points to 51.7% compared to 52.0% during the three months ended April 28, 2012. The decrease in gross profit percentage consisted of a 30 basis point decrease in merchandise margin and a 10 basis point increase in occupancy rate, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from higher markdowns.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Jewelry	55.5	54.1
Accessories	44.5	45.9

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Net sales	$128,049	$119,042
Increase (decrease) in same store sales	4.0%	(5.5)%
Gross profit percentage	45.8%	43.2%
Number of stores at the end of the period (1)	1,165	1,130

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended May 4, 2013, net sales in Europe increased $9.0 million, or 7.6%, from the three months ended April 28, 2012. The increase was attributable to new store sales and an increase in same store sales, partially offset by the effect of store closures and an unfavorable foreign currency translation effect of our non-U.S. net sales. Sales would have increased 9.6% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 4, 2013, the increase in same store sales was primarily attributable to an increase in average transaction value of 3.2% and an increase in average number of transactions per store of 2.2%.

During the three months ended May 4, 2013, gross profit percentage increased 260 basis points to 45.8% compared to 43.2% during the three months ended April 28, 2012. The increase in gross profit percentage consisted of a 150 basis point decrease in occupancy rate and a 130 basis point increase in merchandise margin, partially offset by a 20 basis point increase in buying and buying-related costs. The decrease in occupancy rate resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin resulted from lower markdowns.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Jewelry	43.8	42.1
Accessories	56.2	57.9

	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended May 4, 2013 and April 28, 2012 is outlined in the table below (in thousands):

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
Operating activities	$(47,965)	$8,068
Investing activities	(20,616)	(13,955)
Financing activities	144,286	780

Cash flows from operating activities

For the three months ended May 4, 2013, cash provided by operations decreased $56.0 million compared to the prior year period. The primary reason for decrease was an increase in interest payments of $43.9 million and an increase in working capital and other items, excluding cash equivalents, of $12.1 million.

Cash flows from investing activities

For the three months ended May 4, 2013, cash used in investing activities was $20.6 million and primarily consisted of $19.8 million for capital expenditures. For the three months ended April 28, 2012, cash used in investing activities was $14.0 million and primarily consisted of $13.9 million for capital expenditures. During the remainder of Fiscal 2013, we expect to fund between $65.0 million and $70.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended May 4, 2013, cash provided by financing activities was $144.3 million which consisted primarily of proceeds of $210.0 million from the issuance of 6.125% Senior Secured First Lien Notes, note repurchases of $59.8 million to retire $39.0 million aggregate principal amount of Senior Fixed Rate Notes and $21.5 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer, to pay $1.9 million in tender premiums and fees, and to pay $4.0 million in financing costs. We intend to use the remaining net proceeds, together with cash on hand, to redeem $149.5 million aggregate principal amount of the Senior Fixed Rate Notes on June 3, 2013 pursuant to a redemption notice delivered to noteholders on May 3, 2013. For the three months ended April 28, 2012, cash provided by financing activities was $0.8 million which consisted primarily of net proceeds of $501.5 million from the issuance of Senior Secured First Lien Notes used to repay $489.8 million of indebtedness under the former senior secured term loan credit facility and pay $11.0 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash Position

As of May 4, 2013, we had cash and cash equivalents of $242.8 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of May 4, 2013, our foreign subsidiaries held cash and cash equivalents of $60.1 million. During the three months ended May 4, 2013, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of May 4, 2013, we do not expect to pay U.S. income tax on fiscal 2013 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations will be sufficient to meet our debt service requirements as they become due, new store expenditures, and future working capital requirements for at least the next twelve months. However, our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness, to satisfy any other present or future debt obligations and our ability to fund future capital expenditures and operating expenses will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

6.125% Senior Secured First Lien Notes

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. We used the proceeds of the offering of the 6.125% Senior Secured First Lien Notes for note repurchases of $59.8 million to retire $39.0 million aggregate principal amount of Senior Fixed Rate Notes and $21.5 million aggregate principal amount of Senior Toggle Notes, to pay $1.9 million in tender premiums and fees, and to pay $4.0 million in financing costs which have been recorded as Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. We intend to use the remaining net proceeds, together with cash on hand, to redeem an additional $149.5 million aggregate principal amount of Senior Fixed Rate Notes on June 3, 2013 pursuant to a redemption notice delivered to noteholders on May 3, 2013.

7.75% Senior Notes

On May 15, 2013, we issued $320.0 million aggregate principal amount of 7.75% Senior Notes due June 1, 2020 (the “7.75% Senior Notes”). See Note 13 – Subsequent Event in the Notes to Unaudited Condensed Consolidated Financial Statements for further description of the 7.75% Senior Notes.

Credit Facility

On September 20, 2012, we entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which we replaced our existing $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. We also pay a facility fee of 0.50% per annum of the committed amount of the Credit Facility whether or not utilized.

All obligations under the Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of our stock, and (ii) our existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of its stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes.

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

The Credit Facility does contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our Parent’s and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of May 4, 2013, we were in compliance with the covenants under the Credit Facility.

At May 4, 2013, we had $5.7 million of letters of credit outstanding which reduces the borrowing availability under the Credit Facility.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. At May 4, 2013, the entire amount of $2.4 million was available for borrowing by us, subject to a reduction of $2.1 million for outstanding bank guarantees.

Note Covenants

Our Senior Fixed Rate Notes, Senior Toggle Notes, Senior Subordinated Notes, Senior Secured Second Lien Notes, 9% Senior Secured First Lien Notes and 6.125% Senior Secured First Lien Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply us. None of these note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of May 4, 2013, we were in compliance with the covenants under the Notes.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2012 Annual Report on Form 10-K, filed on April 3, 2013, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through new channels, such as e-commerce; uncertainties generally associated with the specialty retailing business; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in Europe, China, or expand to grow our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in North America, Europe, or China or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2012 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of May 4, 2013, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

We no longer have exposure to interest rate risk associated with derivative instruments. On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010, settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At May 4, 2013, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(7.2) million and $2.3 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the three months ended May 4, 2013 and April 28, 2012, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended May 4, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 6. Exhibits

4.17	Indenture, dated as of May 14, 2013, by and between Claire’s Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (2)

4.18	Form of 7.750% Senior Note due 2020 (included in the Indenture filed as Exhibit 4.18 hereto) (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Filed previously as exhibit to Form 8-K by the Company on May 16, 2013.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

May 30, 2013	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

May 30, 2013	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document