Form 10-Q
period 2013-08-03
CLAIRES STORES INC
filed 2013-08-29
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

As of August 1, 2013, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 3, 2013	February 2, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$73,798	$166,956
Inventories	174,247	157,549
Prepaid expenses	21,050	19,701
Other current assets	27,109	29,621

Total current assets	296,204	373,827

Property and equipment:
Furniture, fixtures and equipment	246,766	234,209
Leasehold improvements	328,036	312,789

	574,802	546,998
Less accumulated depreciation and amortization	(345,351)	(325,618)

	229,451	221,380

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(3,160)	(2,708)

	14,895	15,347

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $61,340 and $57,672, respectively	542,877	547,433
Deferred financing costs, net of accumulated amortization of $34,980 and $27,156, respectively	43,402	41,381
Other assets	50,475	49,848

	2,186,810	2,188,718

Total assets	$2,727,360	$2,799,272

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	$72,972	$73,445
Income taxes payable	2,134	10,508
Accrued interest payable	70,631	68,254
Accrued expenses and other current liabilities	85,355	99,529

Total current liabilities	231,092	251,736

Long-term debt	2,379,869	2,373,366
Obligation under capital lease	17,181	17,232
Deferred tax liability	119,795	120,968
Deferred rent expense	29,996	29,859
Unfavorable lease obligations and other long-term liabilities	17,644	20,551

	2,564,485	2,561,976

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,939	618,403
Accumulated other comprehensive (loss) income, net of tax	(3,784)	3,273
Accumulated deficit	(683,372)	(636,116)

	(68,217)	(14,440)

Total liabilities and stockholder’s deficit	$2,727,360	$2,799,272

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Net sales	$366,703	$359,617	$720,709	$700,234
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	180,973	177,866	359,539	351,869

Gross profit	185,730	181,751	361,170	348,365

Other expenses:
Selling, general and administrative	126,448	120,329	251,835	238,911
Depreciation and amortization	16,153	15,475	31,778	32,190
Severance and transaction-related costs	889	1,144	1,804	1,197
Other (income) expense, net	(2,082)	149	(1,158)	580

	141,408	137,097	284,259	272,878

Operating income	44,322	44,654	76,911	75,487
Loss on early debt extinguishment	3,121	—	4,795	4,602
Interest expense, net	57,755	48,879	115,974	95,901

Loss before income tax expense	(16,554)	(4,225)	(43,858)	(25,016)
Income tax expense	4,118	3,048	3,398	2,178

Net loss	$(20,672)	$(7,273)	$(47,256)	$(27,194)

Net loss	$(20,672)	$(7,273)	$(47,256)	$(27,194)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(36)	(3,297)	(1,811)	(2,797)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $(33) $(755), $(333) and $(479)	205	(10,092)	(5,246)	(8,340)
Unrealized gain on interest rate swap, net of tax of $0, $0, $0 and $0	—	169	—	528

Other comprehensive income (loss)	169	(13,220)	(7,057)	(10,609)

Comprehensive loss	$(20,503)	$(20,493)	$(54,313)	$(37,803)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Cash flows from operating activities:
Net loss	$(47,256)	$(27,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,778	32,190
Amortization of lease rights and other assets	1,950	1,585
Amortization of debt issuance costs	4,228	5,367
Accretion of debt premium	(1,037)	—
Net unfavorable accretion of lease obligations	(423)	(286)
Loss on sale/retirement of property and equipment, net	33	64
Loss on early debt extinguishment	4,795	4,602
Stock-based compensation expense (benefit)	536	(918)
(Increase) decrease in:
Inventories	(18,534)	(25,091)
Prepaid expenses	(2,170)	148
Other assets	(1,441)	(5,711)
Increase (decrease) in:
Trade accounts payable	849	1,909
Income taxes payable	(8,040)	(7,057)
Accrued interest payable	2,376	16,684
Accrued expenses and other liabilities	(12,904)	(8,093)
Deferred income taxes	(1,623)	(1,297)
Deferred rent expense	460	239

Net cash used in operating activities	(46,423)	(12,859)

Cash flows from investing activities:
Acquisition of property and equipment	(40,718)	(30,688)
Acquisition of intangible assets/lease rights	(1,617)	(1,174)
Changes in restricted cash	—	250

Net cash used in investing activities	(42,335)	(31,612)

Cash flows from financing activities:
Payments on credit facility	—	(489,750)
Proceeds from notes	530,000	501,500
Repurchases of notes, including tender premiums and fees	(523,660)	—
Payment of debt issuance costs	(9,845)	(11,041)
Principal payments on capital lease	(24)	—

Net cash (used in) provided by financing activities	(3,529)	709

Effect of foreign currency exchange rate changes on cash and cash equivalents	(871)	153

Net decrease in cash and cash equivalents	(93,158)	(43,609)
Cash and cash equivalents, at beginning of period	166,956	170,024

Cash and cash equivalents, at end of period	73,798	126,415
Restricted cash, at end of period	—	4,100

Cash and cash equivalents and restricted cash, at end of period	$73,798	$130,515

Supplemental disclosure of cash flow information:
Interest paid	$110,377	$73,765
Income taxes paid	11,988	9,917

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 2, 2013 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

2. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2013 and early adoption is permitted. The Company does not expect adoption of ASU 2013-11 will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendment is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value Measurements

ASC 820, Fair Value Measurement Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Unaudited Condensed Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.56 billion as of August 3, 2013, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.41 billion as of February 2, 2013, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4. Debt

Debt as of August 3, 2013 and February 2, 2013 included the following components (in thousands):

	August 3, 2013	February 2, 2013
Long-term debt:
9.25% Senior fixed rate notes due 2015	$—	$220,270
9.625%/10.375% Senior toggle notes due 2015	—	302,190
10.5% Senior subordinated notes due 2017	259,612	259,612
9.0% Senior secured first lien notes due 2019 (1)	1,140,257	1,141,294
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	320,000	—

Long-term debt	$2,379,869	$2,373,366

Obligation under capital lease (including current portion)	$17,262	$17,286

(1)	Amounts include unamortized premium of $15,257 and $16,294 as of August 3, 2013 and February 2, 2013, respectively.

6.125 % Senior Secured First Lien Notes

On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens rank equally with those securing the Company’s secured revolving credit facility (the “Credit Facility”) and the Company’s 9.0% senior secured first lien notes due 2019 (the “9.0% Senior Secured First Lien Notes”), and senior to those securing the Company’s 8.875% senior secured second lien notes due 2019 (the “Senior Secured Second Lien Notes”).The Company used the proceeds of the offering of the 6.125% Senior Secured First Lien Notes for note repurchases of $59.8 million pursuant to a tender offer to retire $39.0 million aggregate principal amount of 9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”) and $21.5 million aggregate principal amount of 9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”), to pay $1.9 million in tender premiums and fees, and to pay $4.0 million in financing costs which have been recorded as “Deferred financing costs, net” in the accompanying

Unaudited Condensed Consolidated Balance Sheets. The Company used the remaining net proceeds, together with cash on hand, to redeem an additional $149.5 million aggregate principal amount of Senior Fixed Rate Notes on June 3, 2013 pursuant to the redemption provisions applicable to such notes.

7.75 % Senior Notes

On May 14, 2013, the Company issued $320.0 million aggregate principal amount of 7.75% senior notes that mature on June 1, 2020 (the “7.75% Senior Notes”). The 7.75% Senior Notes were issued at a price equal to 100.00% of the principal amount. Interest on the 7.75% Senior Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The 7.75% Senior Notes are guaranteed by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 7.75% Senior Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the 7.75% Senior Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the Credit Facility, the Senior Secured Second Lien Notes, the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes, to the extent of the value of assets securing such indebtedness. The Company used the net proceeds of the offering of the 7.75% Senior Notes to redeem all outstanding $31.8 million aggregate principal amount of Senior Fixed Rate Notes and all outstanding $280.7 million aggregate principal amount of Senior Toggle Notes on June 13, 2013 pursuant to the redemption provisions applicable to such notes.

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the three and six months ended August 3, 2013 (in thousands). All debt repurchases in the three and six months ended August 3, 2013, were pursuant to the tender offer and note redemptions. There was no debt repurchase activity for the three and six months ended July 28, 2012.

	Three Months Ended August 3, 2013			Six Months Ended August 3, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)	Principal Amount	Repurchase Price	Recognized Loss (2)
Senior Fixed Rate Notes	$181,259	$181,259	$1,494	$220,270	$219,802	$2,597
Senior Toggle Notes	280,667	280,667	1,627	302,190	301,947	2,198

	$461,926	$461,926	$3,121	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,476 for the Senior Fixed Rate Notes and $1,625 for the Senior Toggle Notes and tender premiums and fees of $18 for the Senior Fixed Rate Notes and $2 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

During the six months ended July 28, 2012, the Company recognized a $4.6 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under the former senior secured term loan credit facility.

Note Covenants

Our 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), Senior Secured Second Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes and 7.75% Senior Notes (collectively, the “Notes”) and our Credit Facility contain certain covenants that, among other things, are subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

Certain of these covenants in the indentures governing the Notes, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of these covenants, however, require the Company to maintain any particular financial ratio or other measure of financial performance except as previously disclosed herein for the Credit Facility.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

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

For derivatives that qualify as cash flow hedges, the Company reported the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassified it into earnings in the same periods in which the hedged item affected earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge was recognized in income immediately. No ineffective portion was recorded to earnings during the three and six months ended July 28, 2012 and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company may at its discretion change the designation of any such hedging instrument agreements prior to maturity. At that time, any gains or losses previously reported in “Accumulated other comprehensive income (loss), net of tax” on termination would amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income on the hedged debt. If such debt instrument was also terminated, the gain or loss associated with the terminated derivative included in “Accumulated other comprehensive income (loss), net of tax” at the time of termination of the debt would be recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss at that time.

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instrument designated as interest rate cash flow hedge during the three and six months ended July 28, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended July 28, 2012		Three months ended July 28, 2012
Interest rate swap	$ 169	Interest expense, net	$ (383)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense was recognized on the former term loan. No ineffectiveness was associated with the interest rate cash flow hedge.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended July 28, 2012		Six months ended July 28, 2012
Interest rate swap	$ 528	Interest expense, net	$ (724)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense was recognized on the former term loan. No ineffectiveness was associated with the interest rate cash flow hedge.

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

7. Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows: (in thousands, net of tax)

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 2, 2013	$(2,459)	$5,732	$3,273
Other comprehensive loss before reclassifications	(7,057)	—	(7,057)

Net other comprehensive loss	(7,057)	—	(7,057)

Balance as of August 3, 2013	$(9,516)	$5,732	$(3,784)

8. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended August 3, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of February 2, 2013	5,027,665	$10.00
Options granted	787,190	$10.00
Options exercised	—
Options forfeited	(169,176)	$10.00
Options expired	(144,600)	$10.00

Outstanding as of August 3, 2013	5,501,079	$10.00	4.7

Options vested and expected to vest as of August 3, 2013	4,893,222	$10.00	4.6

Exercisable as of August 3, 2013	1,928,226	$10.00	2.2

The weighted average grant date fair value of options granted during the six months ended August 3, 2013 and July 28, 2012 was $3.27 and $1.54, respectively.

During the three and six months ended August 3, 2013 and July 28, 2012, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.1 million, $(1.0) million, $0.5 million and ($0.9) million, respectively. During the three months ended July 28, 2012, the Company recorded a reversal of stock option expense of $1.6 million associated with the forfeitures of stock options, including $1.4 million for a former executive officer. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

9. Income Taxes

The effective income tax rate was (24.9)% and (7.7)% for the three and six months ended August 3, 2013. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 3, 2013 by the Company’s U.S. operations.

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

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended July 28, 2012, the Company paid fees of approximately $0.3 million and $0.8 million, respectively. This former arrangement was approved by the Audit Committee of the Board of Directors.

11. Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its North America segment. The franchise fees the Company charges under the franchising agreements are reported in “Other (income) expense, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within its Europe segment. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America segment.

Net sales, depreciation and amortization and operating income (loss) for the three and six months ended August 3, 2013 and July 28, 2012 are as follows (in thousands):

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Net sales:
North America	$219,317	$218,740	$445,274	$440,315
Europe	147,386	140,877	275,435	259,919

Total net sales	366,703	359,617	720,709	700,234

Depreciation and amortization:
North America	9,935	10,150	19,464	20,009
Europe	6,218	5,325	12,314	12,181

Total depreciation and amortization	16,153	15,475	31,778	32,190

Operating income for reportable segments:
North America	28,198	29,036	61,722	63,709
Europe	17,013	16,762	16,993	12,975

Total operating income for reportable segments	45,211	45,798	78,715	76,684
Severance and transaction-related costs	889	1,144	1,804	1,197

Consolidated operating income	44,322	44,654	76,911	75,487
Loss on early debt extinguishment	3,121	—	4,795	4,602
Interest expense, net	57,755	48,879	115,974	95,901

Consolidated loss before income tax expense	$(16,554)	$(4,225)	$(43,858)	$(25,016)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.6 million and $1.3 million for the three months ended August 3, 2013 and July 28, 2012, respectively, and $1.2 million and $1.3 million for the six months ended August 3, 2013 and July 28, 2012, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $(0.2) million for the three months ended August 3, 2013 and July 28, 2012, respectively, and $0.6 million and $(0.1) million for the six months ended August 3, 2013 and July 28, 2012, respectively.

12. Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued $320.0 million aggregate principal amount of 7.75% Senior Notes (the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of August 3, 2013, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	(105)	$6,447	$67,456	$—	$73,798
Inventories	—	95,627	78,620	—	174,247
Prepaid expenses	893	2,263	17,894	—	21,050
Other current assets	478	18,745	7,886	—	27,109

Total current assets	1,266	123,082	171,856	—	296,204

Property and equipment:
Furniture, fixtures and equipment	6,979	150,645	89,142	—	246,766
Leasehold improvements	1,471	174,950	151,615	—	328,036

	8,450	325,595	240,757	—	574,802
Less accumulated depreciation and amortization	(4,338)	(211,644)	(129,369)	—	(345,351)

	4,112	113,951	111,388	—	229,451

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,160)	—	—	(3,160)

	—	14,895	—	—	14,895

Intercompany receivables	—	282,453	—	(282,453)	—
Investment in subsidiaries	2,270,463	(54,613)	—	(2,215,850)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	3,223	253,654	—	542,877
Deferred financing costs, net	43,402	—	—	—	43,402
Other assets	149	4,045	46,298	(17)	50,475

	2,600,014	1,470,758	614,358	(2,498,320)	2,186,810

Total assets	$2,605,392	$1,722,686	$897,602	$(2,498,320)	$2,727,360

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$669	$30,511	$41,792	$—	$72,972
Income taxes payable	—	(252)	2,386	—	2,134
Accrued interest payable	70,631	—	—	—	70,631
Accrued expenses and other current liabilities	9,541	33,641	42,173	—	85,355

Total current liabilities	80,841	63,900	86,351	—	231,092

Intercompany payables	212,899	—	69,572	(282,471)	—
Long-term debt	2,379,869	—	—	—	2,379,869
Obligation under capital lease	—	17,181	—	—	17,181
Deferred tax liability	—	106,950	12,845	—	119,795
Deferred rent expense	—	19,269	10,727	—	29,996
Unfavorable lease obligations and other long-term liabilities	—	17,309	335	—	17,644

	2,592,768	160,709	93,479	(282,471)	2,564,485

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,939	1,435,909	797,830	(2,233,739)	618,939
Accumulated other comprehensive income (loss), net of tax	(3,784)	2,550	(11,346)	8,796	(3,784)
(Accumulated deficit) retained earnings	(683,372)	59,251	(68,714)	9,463	(683,372)

	(68,217)	1,498,077	717,772	(2,215,849)	(68,217)

Total liabilities and stockholder’s equity (deficit)	$2,605,392	$1,722,686	$897,602	$(2,498,320)	$2,727,360

Condensed Consolidating Balance Sheet

February 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,392	$4,299	$106,265	$—	$166,956
Inventories	36	88,127	69,386	—	157,549
Prepaid expenses	592	2,390	16,719	—	19,701
Other current assets	262	19,422	9,937	—	29,621

Total current assets	57,282	114,238	202,307	—	373,827

Property and equipment:
Furniture, fixtures and equipment	6,079	141,232	86,898	—	234,209
Leasehold improvements	1,177	165,075	146,537	—	312,789

	7,256	306,307	233,435	—	546,998
Less accumulated depreciation and amortization	(3,686)	(199,402)	(122,530)	—	(325,618)

	3,570	106,905	110,905	—	221,380

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,708)	—	—	(2,708)

	—	15,347	—	—	15,347

Intercompany receivables	—	252,709	—	(252,709)	—
Investment in subsidiaries	2,205,303	(56,381)	—	(2,148,922)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	4,054	257,379	—	547,433
Deferred financing costs, net	41,381	—	—	—	41,381
Other assets	129	3,867	45,845	7	49,848

	2,532,813	1,439,899	617,630	(2,401,624)	2,188,718

Total assets	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$993	$31,584	$40,868	$—	$73,445
Income taxes payable	—	(12)	10,520	—	10,508
Accrued interest payable	68,254	—	—	—	68,254
Accrued expenses and other current liabilities	11,420	39,274	48,835	—	99,529

Total current liabilities	80,667	70,846	100,223	—	251,736

Intercompany payables	154,072	—	98,631	(252,703)	—
Long-term debt	2,373,366	—	—	—	2,373,366
Obligation under capital lease	—	17,232	—	—	17,232
Deferred tax liability	—	107,618	13,350	—	120,968
Deferred rent expense	—	18,481	11,378	—	29,859
Unfavorable lease obligations and other long-term liabilities	—	20,080	471	—	20,551

	2,527,438	163,411	123,830	(252,703)	2,561,976

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,403	1,435,909	797,819	(2,233,728)	618,403
Accumulated other comprehensive income (loss), net of tax	3,273	3,909	(6,731)	2,822	3,273
(Accumulated deficit) retained earnings	(636,116)	1,947	(84,301)	82,354	(636,116)

	(14,440)	1,442,132	706,789	(2,148,921)	(14,440)

Total liabilities and stockholder’s equity (deficit)	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$200,481	$166,222	$—	$366,703
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	65	97,124	83,784	—	180,973

Gross profit (deficit)	(65)	103,357	82,438	—	185,730

Other expenses:
Selling, general and administrative	4,567	65,044	56,837	—	126,448
Depreciation and amortization	335	8,603	7,215	—	16,153
Severance and transaction-related costs	643	—	246	—	889
Other (income) expense	(2,989)	1,242	(335)	—	(2,082)

	2,556	74,889	63,963	—	141,408

Operating income (loss)	(2,621)	28,468	18,475	—	44,322
Loss on early debt extinguishment	3,121	—	—	—	3,121
Interest expense, net	57,207	555	(7)	—	57,755

Income (loss) before income taxes	(62,949)	27,913	18,482	—	(16,554)
Income tax expense	—	654	3,464	—	4,118

Income (loss) from continuing operations	(62,949)	27,259	15,018	—	(20,672)
Equity in earnings of subsidiaries	42,277	342	—	(42,619)	—

Net income (loss)	(20,672)	27,601	15,018	(42,619)	(20,672)
Foreign currency translation adjustments	(36)	(48)	1,690	(1,642)	(36)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	205	(906)	208	698	205

Other comprehensive income (loss)	169	(954)	1,898	(944)	169

Comprehensive income (loss)	$(20,503)	$26,647	$16,916	$(43,563)	$(20,503)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$201,681	$157,936	$—	$359,617
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	334	98,348	79,184	—	177,866

Gross profit (deficit)	(334)	103,333	78,752	—	181,751

Other expenses:
Selling, general and administrative	3,975	62,787	53,567	—	120,329
Depreciation and amortization	249	9,104	6,122	—	15,475
Severance and transaction-related costs	1,326	—	(182)	—	1,144
Other (income) expense	(2,643)	463	2,329	—	149

	2,907	72,354	61,836	—	137,097

Operating income (loss)	(3,241)	30,979	16,916	—	44,654
Interest expense, net	48,299	551	29	—	48,879

Income (loss) before income taxes	(51,540)	30,428	16,887	—	(4,225)
Income tax expense	—	741	2,307	—	3,048

Income (loss) from continuing operations	(51,540)	29,687	14,580	—	(7,273)
Equity in earnings (loss) of subsidiaries	44,267	(187)	—	(44,080)	—

Net income (loss)	(7,273)	29,500	14,580	(44,080)	(7,273)
Foreign currency translation adjustments	(3,297)	(210)	(1,690)	1,900	(3,297)
Net loss on intra-entity foreign currency transactions, net of tax	(10,092)	(485)	(10,310)	10,795	(10,092)
Unrealized gain on interest rate swap, net of tax	169	—	—	—	169

Other comprehensive income (loss)	(13,220)	(695)	(12,000)	12,695	(13,220)

Comprehensive income (loss)	$(20,493)	$28,805	$2,580	$(31,385)	$(20,493)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Six Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$408,842	$311,867	$—	$720,709
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	107	198,320	161,112	—	359,539

Gross profit (deficit)	(107)	210,522	150,755	—	361,170

Other expenses:
Selling, general and administrative	9,094	128,514	114,227	—	251,835
Depreciation and amortization	651	16,900	14,227	—	31,778
Severance and transaction-related costs	1,171	—	633	—	1,804
Other (income) expense	(5,078)	2,407	1,513	—	(1,158)

	5,838	147,821	130,600	—	284,259

Operating income (loss)	(5,945)	62,701	20,155	—	76,911
Loss on early debt extinguishment	4,795	—	—	—	4,795
Interest expense, net	114,894	1,103	(23)	—	115,974

Income (loss) before income taxes	(125,634)	61,598	20,178	—	(43,858)
Income tax expense (benefit)	—	(1,194)	4,592	—	3,398

Income (loss) from continuing operations	(125,634)	62,792	15,586	—	(47,256)
Equity in earnings of subsidiaries	78,378	675	—	(79,053)	—

Net income (loss)	(47,256)	63,467	15,586	(79,053)	(47,256)
Foreign currency translation adjustments	(1,811)	(177)	694	(517)	(1,811)
Net loss on intra-entity foreign currency transactions, net of tax	(5,246)	(1,182)	(5,309)	6,491	(5,246)

Other comprehensive income (loss)	(7,057)	(1,359)	(4,615)	5,974	(7,057)

Comprehensive income (loss)	$(54,313)	$62,108	$10,971	$(73,079)	$(54,313)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Six Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$407,571	$292,663	$—	$700,234
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,625	196,051	154,193	—	351,869

Gross profit (deficit)	(1,625)	211,520	138,470	—	348,365

Other expenses:
Selling, general and administrative	8,362	123,662	106,887	—	238,911
Depreciation and amortization	501	17,847	13,842	—	32,190
Severance and transaction-related costs	1,331	—	(134)	—	1,197
Other (income) expense	(4,977)	(1,046)	6,603	—	580

	5,217	140,463	127,198	—	272,878

Operating income (loss)	(6,842)	71,057	11,272	—	75,487
Loss on early debt extinguishment	4,602	—	—	—	4,602
Interest expense, net	94,204	1,093	604	—	95,901

Income (loss) before income taxes	(105,648)	69,964	10,668	—	(25,016)
Income tax expense (benefit)	—	(911)	3,089	—	2,178

Income (loss) from continuing operations	(105,648)	70,875	7,579	—	(27,194)
Equity in earnings (loss) of subsidiaries	78,454	(1,360)	—	(77,094)	—

Net income (loss)	(27,194)	69,515	7,579	(77,094)	(27,194)
Foreign currency translation adjustments	(2,797)	(66)	(2,652)	2,718	(2,797)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(8,340)	124	(8,506)	8,382	(8,340)
Unrealized gain on interest rate swap, net of tax	528	—	—	—	528

Other comprehensive income (loss)	(10,609)	58	(11,158)	11,100	(10,609)

Comprehensive income (loss)	$(37,803)	$69,573	$(3,579)	$(65,994)	$(37,803)

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(47,256)	$63,467	$15,586	$(79,053)	$(47,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(78,378)	(675)	—	79,053	—
Depreciation and amortization	651	16,900	14,227	—	31,778
Amortization of lease rights and other assets	—	—	1,950	—	1,950
Amortization of debt issuance costs	4,228	—	—	—	4,228
Accretion of debt premium	(1,037)	—	—	—	(1,037)
Net accretion of unfavorable lease obligations	—	(396)	(27)	—	(423)
Loss on sale/retirement of property and equipment, net	—	32	1	—	33
Loss on early debt extinguishment	4,795	—	—	—	4,795
Stock compensation expense	353	(82)	265	—	536
(Increase) decrease in:
Inventories	36	(7,499)	(11,071)	—	(18,534)
Prepaid expenses	(301)	127	(1,996)	—	(2,170)
Other assets	(235)	(170)	(1,036)	—	(1,441)
Increase (decrease) in:
Trade accounts payable	(364)	913	300	—	849
Income taxes payable	—	(239)	(7,801)	—	(8,040)
Accrued interest payable	2,376	—	—	—	2,376
Accrued expenses and other liabilities	(1,879)	(5,659)	(5,366)	—	(12,904)
Deferred income taxes	—	(1,503)	(120)	—	(1,623)
Deferred rent expense	—	788	(328)	—	460

Net cash provided by (used in) operating activities	(117,011)	66,004	4,584	—	(46,423)

Cash flows from investing activities:
Acquisition of property and equipment	(1,153)	(25,449)	(14,116)	—	(40,718)
Acquisition of intangible assets/lease rights	—	(105)	(1,512)	—	(1,617)

Net cash used in investing activities	(1,153)	(25,554)	(15,628)	—	(42,335)

Cash flows from financing activities:
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premium and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,845)	—	—	—	(9,845)
Principal payments on capital lease	—	(24)	—	—	(24)
Intercompany activity, net	65,173	(35,826)	(29,347)	—	—

Net cash provided by (used in) financing activities	61,668	(35,850)	(29,347)	—	(3,529)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(2,452)	1,582	—	(871)

Net increase (decrease) in cash and cash equivalents	(56,497)	2,148	(38,809)	—	(93,158)
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	(105)	6,447	67,456	—	73,798

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 28, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,194)	$69,515	$7,579	$(77,094)	$(27,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(78,454)	1,360	—	77,094	—
Depreciation and amortization	501	17,847	13,842	—	32,190
Amortization of lease rights and other assets	—	—	1,585	—	1,585
Amortization of debt issuance costs	4,773	—	594	—	5,367
Net accretion of favorable (unfavorable) lease obligations	—	(401)	115	—	(286)
Loss on sale/retirement of property and equipment, net	—	61	3	—	64
Loss on early debt extinguishment	4,602	—	—	—	4,602
Stock compensation expense (benefit)	(1,033)	(65)	180	—	(918)
(Increase) decrease in:
Inventories	—	(13,163)	(11,928)	—	(25,091)
Prepaid expenses	(544)	(913)	1,605	—	148
Other assets	—	(3,348)	(2,363)	—	(5,711)
Increase (decrease) in:
Trade accounts payable	(134)	3,240	(1,197)	—	1,909
Income taxes payable	—	(994)	(6,063)	—	(7,057)
Accrued interest payable	16,684	—	—	—	16,684
Accrued expenses and other liabilities	(3,214)	(1,085)	(3,794)	—	(8,093)
Deferred income taxes	—	(1,307)	10	—	(1,297)
Deferred rent expense	—	42	197	—	239

Net cash provided by (used in) operating activities	(84,013)	70,789	365	—	(12,859)

Cash flows from investing activities:
Acquisition of property and equipment	(604)	(15,017)	(15,067)	—	(30,688)
Acquisition of intangible assets/lease rights	—	(12)	(1,162)	—	(1,174)
Changes in restricted cash	250	—	—	—	250

Net cash used in investing activities	(354)	(15,029)	(16,229)	—	(31,612)

Cash flows from financing activities:
Payments on credit facility	(489,750)	—	—	—	(489,750)
Proceeds from notes	501,500	—	—	—	501,500
Payment of debt issuance costs	(11,041)	—	—	—	(11,041)
Intercompany activity, net	49,865	(54,678)	4,813	—	—

Net cash provided by (used in) financing activities	50,574	(54,678)	4,813	—	709

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	14	139	—	153

Net increase (decrease) in cash and cash equivalents	(33,793)	1,096	(10,912)	—	(43,609)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	69,122	6,004	51,289	—	126,415
Restricted cash, at end of period	4,100	—	—	—	4,100

Cash and cash equivalents and restricted cash, at end of period	$73,222	$6,004	$51,289	$—	$130,515

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of August 3, 2013, we operated a total of 3,094 owned stores, of which 1,925 were located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands, and China (North America segment) and 1,169 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®.

As of August 3, 2013, we also franchised or licensed 414 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, and Costa Rica. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three and six months ended August 3, 2013 and July 28, 2012 are as follows (dollars in thousands):

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012
Net sales	$366,703	$359,617
(Decrease) increase in same store sales	(0.1)%	1.5%
Gross profit percentage	50.6%	50.5%
Selling, general and administrative expenses as a percentage of net sales	34.5%	33.5%
Depreciation and amortization as a percentage of net sales	4.4%	4.3%
Operating income	$44,322	$44,654
Loss on early debt extinguishment	$3,121	$—
Net loss	$(20,672)	$(7,273)
Number of stores at the end of the period (1)	3,094	3,074

(1)	Number of stores excludes stores operated under franchise agreements.

	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Net sales	$720,709	$700,234
Increase (decrease) in same store sales	1.3%	(0.7)%
Gross profit percentage	50.1%	49.7%
Selling, general and administrative expenses as a percentage of net sales	34.9%	34.1%
Depreciation and amortization as a percentage of net sales	4.4%	4.6%
Operating income	$76,911	$75,487
Loss on early debt extinguishment	$4,795	$4,602
Net loss	$(47,256)	$(27,194)
Number of stores at the end of the period (1)	3,094	3,074

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales for the three months ended August 3, 2013 increased $7.1 million, or 2.0%, from the three months ended July 28, 2012. The increase was attributable to new store sales of $14.8 million and a favorable foreign currency translation effect of our non-U.S. net sales of $2.2 million, partially offset by the effect of store closures of $8.6 million, decreased shipments to franchisees of $0.8 million, and a decrease in same store sales of $0.5 million. Net sales would have increased 1.3% excluding the impact from foreign currency exchange rate changes.

Net sales for the six months ended August 3, 2013 increased $20.5 million, or 2.9%, from the six months ended July 28, 2012. The increase was attributable to new store sales of $28.2 million and an increase in same store sales of $8.9 million, partially offset by the effect of store closures of $16.2 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.3 million, and decreased shipments to franchisees of $0.1 million. Net sales would have increased 3.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 3, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.3%, partially offset by an increase in average transaction value of 0.2%.

For the six months ended August 3, 2013, the increase in same store sales was primarily attributable to an increase in average transaction value of 0.9% and an increase in average number of transactions per store of 0.7%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Jewelry	51.8	50.6	51.5	50.2
Accessories	48.2	49.4	48.5	49.8

	100.0	100.0	100.0	100.0

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

During the three months ended August 3, 2013, gross profit percentage increased 10 basis points to 50.6% compared to 50.5% during the three months ended July 28, 2012. The increase in gross profit percentage consisted of a 60 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 60 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily due to rent increases which were not offset by an increase in same store sales.

During the six months ended August 3, 2013, gross profit percentage increased 40 basis points to 50.1% compared to 49.7% during the six months ended July 28, 2012. The increase in gross profit percentage consisted of a 40 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 10 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended August 3, 2013, selling, general and administrative expenses increased $6.1 million, or 5.1%, compared to the three months ended July 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased 100 basis points compared to the three months ended July 28, 2012. Excluding an unfavorable $0.7 million foreign currency translation effect, selling, general and administrative expenses would have increased $5.4 million. Of this increase, approximately $3.7 million was primarily for compensation-related expenses, such as store payroll and stock-based compensation expense, and approximately $1.7 million were costs associated with our newly launched stores in China and e-commerce related expenses for our recently launched platforms in the United Kingdom, Icing in North America and Claire’s in Canada.

During the six months ended August 3, 2013, selling, general and administrative expenses increased $12.9 million, or 5.4%, compared to the six months ended July 28, 2012. As a percentage of net sales, selling, general and administrative expenses increased 80 basis points compared to the six months ended July 28, 2012. Excluding a favorable $0.3 million foreign currency translation effect, selling, general and administrative expenses would have increased $13.2 million. Of this increase, approximately $9.9 million was primarily for compensation-related expenses, such as store payroll and bonus and stock-based compensation expense and approximately $3.3 million were costs associated with our newly launched stores in China and e-commerce related expenses for our recently launched platforms in the United Kingdom, Icing in North America and Claire’s in Canada.

Depreciation and amortization expense

During the three months ended August 3, 2013, depreciation and amortization expense increased $0.7 million to $16.2 million compared to $15.5 million for the three months ended July 28, 2012. Excluding an unfavorable $0.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $0.6 million.

During the six months ended August 3, 2013, depreciation and amortization expense decreased $0.4 million to $31.8 million compared to $32.2 million for the six months ended July 28, 2012. During the six months ended August 3, 2013, depreciation and amortization expense remained unchanged on a foreign currency translated basis.

Other (income) expense, net

The following is a summary of other expense activity for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Foreign currency exchange (gain) loss, net	$(755)	$798	$1,274	$1,656
Royalty income	(1,327)	(649)	(2,432)	(1,076)

	$(2,082)	$149	$(1,158)	$580

During the three and six months ended August 3, 2013, royalty income increased primarily from fees received from the operation of our franchise stores in Japan.

Loss on early debt extinguishment

The following is a summary of the Company’s debt repurchase activity for the three and six months ended August 3, 2013 (in thousands). All debt repurchases in the three and six months ended August 3, 2013, were pursuant to the tender offer and note redemptions. There was no debt repurchase activity for the three and six months ended July 28, 2012.

	Three Months Ended August 3, 2013			Six Months Ended August 3, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)	Principal Amount	Repurchase Price	Recognized Loss (2)
Senior Fixed Rate Notes	$181,259	$181,259	$1,494	$220,270	$219,802	$2,597
Senior Toggle Notes	280,667	280,667	1,627	302,190	301,947	2,198

	$461,926	$461,926	$3,121	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,476 for the Senior Fixed Rate Notes and $1,625 for the Senior Toggle Notes and tender premiums and fees of $18 for the Senior Fixed Rate Notes and $2 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

During the six months ended July 28, 2012, the Company recognized a $4.6 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under our former credit facility.

Interest expense, net

During the three months ended August 3, 2013, net interest expense aggregated $57.8 million compared to $48.9 million for the three months ended July 28, 2012. The increase of $8.9 million is primarily due to indebtedness incurred under the 9.0% senior secured first lien notes due 2019 (the “9.0% Senior Secured First Lien Notes”) that bears a higher interest rate of interest than our former credit facility.

During the six months ended August 3, 2013, net interest expense aggregated $116.0 million compared to $95.9 million for the six months ended July 28, 2012. The increase of $20.1 million is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bears a higher interest rate of interest than our former credit facility.

Income taxes

The effective income tax rate for the three and six months ended August 3, 2013 was (24.9)% and (7.7)% compared to (72.1)% and (8.7)% for the three and six months ended July 28, 2012. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 3, 2013 and July 28, 2012, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Net sales	$219,317	$218,740	$445,274	$440,315
Increase (decrease) in same store sales	1.1%	0.3%	1.7%	(0.7)%
Gross profit percentage	51.7%	51.4%	51.7%	51.7%
Number of stores at the end of the period (1)	1,925	1,940	1,925	1,940

(1)	Number of stores excludes stores operated under franchise agreements and includes 11 China stores as of August 3, 2013.

During the three months ended August 3, 2013, net sales in North America increased $0.6 million, or 0.3%, from the three months ended July 28, 2012. The increase was attributable to new store sales of $4.1 million and an increase in same store sales of $2.4 million, partially offset by the effect of store closures of $4.8 million, a decrease in shipments to franchisees of $0.8 million, and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.3 million. Sales would have increased 0.4% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 3, 2013, net sales in North America increased $5.0 million, or 1.1%, from the six months ended July 28, 2012. The increase was attributable to new store sales of $8.0 million and an increase in same store sales of $7.2 million, partially offset by the effect of store closures of $9.5 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.6 million, and decreased shipments to franchisees of $0.1 million. Sales would have increased 1.3% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 3, 2013, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 2.4%, partially offset by a decrease in average transaction value of 0.6%.

For the six months ended August 3, 2013, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 2.5%, partially offset by a decrease in average transaction value of 0.1%.

During the three months ended August 3, 2013, gross profit percentage increased 30 basis points to 51.7% compared to 51.4% during the three months ended July 28, 2012. The increase in gross profit percentage consisted of a 100 basis point increase in merchandise margin, partially offset by a 70 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy rate resulted primarily from occupancy costs, as a percentage of net sales, was primarily due to rent increases which were not offset by an increase in same store sales.

During the six months ended August 3, 2013, gross profit percentage remained unchanged at 51.7% compared to the six months ended July 28, 2012. The gross profit percentage consisted of a 30 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, offset by a 40 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily due to rent increases which were not offset by an increase in same store sales. The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Jewelry	57.5	56.1	56.5	55.1
Accessories	42.5	43.9	43.5	44.9

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Net sales	$147,386	$140,877	$275,435	$259,919
(Decrease) increase in same store sales	(2.0)%	3.6%	0.7%	(0.7)%
Gross profit percentage	49.1%	49.2%	47.6%	46.5%
Number of stores at the end of the period (1)	1,169	1,134	1,169	1,134

(1)	Number of stores excludes stores operated under franchise agreements.

During the three months ended August 3, 2013, net sales in Europe increased $6.5 million, or 4.6%, from the three months ended July 28, 2012. The increase was attributable to new store sales of $10.7 million and a favorable foreign currency translation effect of our non-U.S. net sales of $2.5 million, partially offset by the effect of store closures of $3.8 million and a decrease in same stores sales of $2.9 million. Sales would have increased 2.8% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 3, 2013, net sales in Europe increased $15.5 million, or 6.0%, from the six months ended July 28, 2012. The increase was attributable to new store sales of $20.2 million, an increase in same store sales of $1.7 million, and a favorable foreign currency translation effect of our non-U.S. net sales of $0.3 million, partially offset by the effect of store closures of $6.7 million. Sales would have increased 5.9% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 3, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.1%, partially offset by an increase in average transaction value of 0.9%.

For the six months ended August 3, 2013, the increase in same store sales was primarily attributable to an increase in average transaction value of 2.4%, partially offset by a decrease in average number of transactions per store of 2.1%.

During the three months ended August 3, 2013, gross profit percentage decreased 10 basis points to 49.1% compared to 49.2% during the three months ended July 28, 2012. The decrease in gross profit percentage consisted of a 40 basis point increase in occupancy costs, partially offset by a 20 basis point decrease in buying and buying-related costs and a 10 basis point increase in merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the deleveraging effect of a decrease in same store sales. The increase in merchandise margin resulted primarily from lower inventory shrink, partially offset by an increase in markdowns. We do not anticipate a significant change in the level of shrink that would materially affect our merchandise margin.

During the six months ended August 3, 2013, gross profit percentage increased 110 basis points to 47.6% compared to 46.5% during the six months ended July 28, 2012. The increase in gross profit percentage consisted of a 60 basis point increase in merchandise margin and a 50 basis point decrease in occupancy costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 3, 2013	Three Months Ended July 28, 2012	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Jewelry	43.6	42.4	43.7	42.3
Accessories	56.4	57.6	56.3	57.7

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended August 3, 2013 and July 28, 2012 is outlined in the table below (in thousands):

	Six Months Ended August 3, 2013	Six Months Ended July 28, 2012
Operating activities	$(46,423)	$(12,859)
Investing activities	(42,335)	(31,612)
Financing activities	(3,529)	709

Cash flows from operating activities

For the six months ended August 3, 2013, cash used in operations increased $33.6 million compared to the prior year period. The primary reason for the increase was an increase in interest payments of $36.6 million, partially offset by a net increase in operating income and other items of $3.0 million.

Cash flows from investing activities

For the six months ended August 3, 2013, cash used in investing activities was $42.3 million and primarily consisted of $40.7 million for capital expenditures. For the six months ended July 28, 2012, cash used in investing activities was $31.6 million and primarily consisted of $30.7 million for capital expenditures. During the remainder of Fiscal 2013, we expect to fund approximately $45.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended August 3, 2013, cash used in financing activities was $3.5 million, which consisted primarily of proceeds of $530.0 million from the issuance of $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and $320.0 million aggregate principal amount of 7.75% Senior Notes, note repurchases of $521.7 million to retire $220.3 million aggregate principal amount of Senior Fixed Rate Notes and $302.2 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer and note redemptions, to pay $1.9 million in tender premiums and fees, and to pay $9.8 million in financing costs. For the six months ended July 28, 2012, cash provided from financing was $0.7 million which consisted primarily of proceeds of $501.5 million from the issuance of $500.0 million aggregate principal amount of 9.0% Senior Secured First Lien Notes used to repay $489.8 million of indebtedness under the former senior secured term loan credit facility and to pay $11.0 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of August 3, 2013, we had cash and cash equivalents of $73.8 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of August 3, 2013, our foreign subsidiaries held cash and cash equivalents of $67.5 million. During the six months ended August 3, 2013, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of August 3, 2013, we do not expect to pay U.S. income tax on fiscal 2013 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations will be sufficient to meet our debt service requirements as they become due, new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, our ability to make scheduled payments of interest on, to pay principal on, or refinance indebtedness, to satisfy any other present or future debt obligations and our ability to fund future capital expenditures and operating expenses will depend on future operating performance. Our future operating performance and liquidity may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of our stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes.

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon our ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of August 3, 2013, our Total Net Secured Leverage Ratio was 4.1 to 1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of August 3, 2013, we were in compliance with the covenants.

As of August 3, 2013, we had $5.7 million of letters of credit outstanding, which reduces the borrowing availability under the Credit Facility to $109.3 million as of that date.

6.125% Senior Secured First Lien Notes

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). See Note 4 – Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further description of the 6.125% Senior Secured First Lien Notes.

7.75% Senior Notes

On May 14, 2013, we issued $320.0 million aggregate principal amount of 7.75% senior notes due June 1, 2020 (the “7.75% Senior Notes”). See Note 4 – Debt in the Notes to Unaudited Condensed Consolidated Financial Statements for further description of the 7.75% Senior Notes.

Note Covenants

Our 10.5% Senior Subordinated Notes due 2017, 8.875% Senior Secured Second Lien Notes due 2019, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes and 7.75% Senior Notes (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of August 3, 2013, we were in compliance with the covenants under the Notes.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of August 3, 2013, the entire amount of $2.4 million was available for borrowing by us, subject to a reduction of $2.3 million for outstanding bank guarantees.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our Parent, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

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

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through new channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; significant increases in our merchandise markdowns; inability to grow our store base in North America, Europe, China, or expand to grow our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; changes in applicable laws, rules and regulations, including changes in North America, Europe, or China or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in employment laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2012 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of August 3, 2013, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

We no longer have exposure to interest rate risk associated with derivative instruments. On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010, settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At August 3, 2013, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(7.1) million and $(11.1) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the six months ended August 3, 2013 and July 28, 2012, respectively.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended August 3, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 6.	Exhibits

10.32	Employment Agreement date June 28, 2013, between Claire’s Stores, Inc. and J.Per Brodin (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Filed previously as exhibit to Form 8-K by the Company on July 2, 2013.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

August 29, 2013	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

August 29, 2013	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document