Form 10-Q
period 2013-11-02
CLAIRES STORES INC
filed 2013-12-05
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

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

As of December 1, 2013, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of November 2, 2013 and February 2, 2013	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended November 2, 2013 and October 27, 2012	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2013 and October 27, 2012	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures Controls and Procedures	35

Item 5. Other Information	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	37

SIGNATURES	38

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2, 2013	February 2, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,378	$166,956
Inventories	209,451	157,549
Prepaid expenses	22,742	19,701
Other current assets	29,923	29,621

Total current assets	283,494	373,827

Property and equipment:
Furniture, fixtures and equipment	254,789	234,209
Leasehold improvements	343,845	312,789

	598,634	546,998
Less accumulated depreciation and amortization	(353,134)	(325,618)

	245,500	221,380

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(3,385)	(2,708)

	14,670	15,347

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $63,433 and $57,672, respectively	542,370	547,433
Deferred financing costs, net of accumulated amortization of $36,949 and $27,156, respectively	41,446	41,381
Other assets	52,751	49,848

	2,186,623	2,188,718

Total assets	$2,730,287	$2,799,272

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$33,000	$—
Trade accounts payable	87,116	73,445
Income taxes payable	2,450	10,508
Accrued interest payable	44,397	68,254
Accrued expenses and other current liabilities	88,075	99,529

Total current liabilities	255,038	251,736

Long-term debt	2,379,333	2,373,366
Obligation under capital lease	17,155	17,232
Deferred tax liability	119,796	120,968
Deferred rent expense	30,610	29,859
Unfavorable lease obligations and other long-term liabilities	17,675	20,551

	2,564,569	2,561,976

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,542	618,403
Accumulated other comprehensive (loss) income, net of tax	(24)	3,273
Accumulated deficit	(708,838)	(636,116)

	(89,320)	(14,440)

Total liabilities and stockholder’s deficit	$2,730,287	$2,799,272

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended November 2, 2013	Three Months Ended October 27, 2012	Nine Months Ended November 2, 2013	Nine Months Ended October 27, 2012
Net sales	$356,938	$363,388	$1,077,647	$1,063,622
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	182,447	179,583	541,986	531,452

Gross profit	174,491	183,805	535,661	532,170

Other expenses:
Selling, general and administrative	125,967	121,211	377,802	360,122
Depreciation and amortization	18,378	16,042	50,156	48,232
Severance and transaction-related costs	978	(29)	2,782	1,168
Other income, net	(1,449)	(3,234)	(2,607)	(2,654)

	143,874	133,990	428,133	406,868

Operating income	30,617	49,815	107,528	125,302
Loss on early debt extinguishment	—	5,105	4,795	9,707
Interest expense, net	53,210	54,042	169,184	149,943

Loss before income tax expense	(22,593)	(9,332)	(66,451)	(34,348)
Income tax expense	2,873	4,398	6,271	6,576

Net loss	$(25,466)	$(13,730)	$(72,722)	$(40,924)

Net loss	$(25,466)	$(13,730)	$(72,722)	$(40,924)

Other comprehensive income (loss):
Foreign currency translation adjustments	929	2,165	(882)	(632)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $306, $485, $(26) and $6	2,831	6,499	(2,415)	(1,841)
Unrealized gain (loss) on interest rate swap, net of tax of $0, $0, $0 and $0	—	(153)	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	—	1,784	—	1,784

Other comprehensive income (loss)	3,760	10,295	(3,297)	(314)

Comprehensive loss	$(21,706)	$(3,435)	$(76,019)	$(41,238)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended November 2, 2013	Nine Months Ended October 27, 2012
Cash flows from operating activities:
Net loss	$(72,722)	$(40,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,156	48,232
Amortization of lease rights and other assets	3,001	2,390
Amortization of debt issuance costs	6,197	7,679
Accretion of debt premium	(1,573)	(290)
Net unfavorable accretion of lease obligations	(559)	(536)
Loss on sale/retirement of property and equipment, net	159	73
Loss on early debt extinguishment	4,795	9,707
Loss on sale on intangible assets/lease rights	—	117
Stock-based compensation expense (benefit)	1,139	(1,403)
(Increase) decrease in:
Inventories	(52,044)	(50,430)
Prepaid expenses	(2,840)	916
Other assets	(4,692)	(10,323)
Increase (decrease) in:
Trade accounts payable	11,141	8,281
Income taxes payable	(7,716)	(4,830)
Accrued interest payable	(23,858)	16,290
Accrued expenses and other liabilities	(11,126)	(8,075)
Deferred income taxes	(2,859)	(899)
Deferred rent expense	812	823

Net cash used in operating activities	(102,589)	(23,202)

Cash flows from investing activities:
Acquisition of property and equipment	(68,650)	(46,396)
Acquisition of intangible assets/lease rights	(2,087)	(2,077)
Changes in restricted cash	—	4,350

Net cash used in investing activities	(70,737)	(44,123)

Cash flows from financing activities:
Proceeds from revolving credit facility	51,700	—
Payments on revolving credit facility	(18,700)	—
Payments on former credit facility	—	(1,154,310)
Proceeds from notes	530,000	1,142,125
Repurchases of notes, including tender premiums and fees	(523,660)	—
Payment of debt issuance costs	(9,857)	(27,610)
Principal payments on capital lease	(37)	—

Net cash provided by (used in) financing activities	29,446	(39,795)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,698)	(231)

Net decrease in cash and cash equivalents	(145,578)	(107,351)
Cash and cash equivalents, at beginning of period	166,956	170,024

Cash and cash equivalents, at end of period	$21,378	$62,673

Supplemental disclosure of cash flow information:

Interest paid	$188,329	$126,346
Income taxes paid	15,855	12,163

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, stock-based compensation, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, long-term debt and revolving credit facility. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facility approximates fair value due to the variable component of its interest rate. The estimated fair value of the Company’s long-term debt was approximately $2.55 billion as of November 2, 2013, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.41 billion as of February 2, 2013, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of November 2, 2013 and February 2, 2013 included the following components (in thousands):

	November 2, 2013	February 2, 2013

Senior secured revolving credit facility due 2017	$33,000	$—

Long-term debt:
9.25% Senior fixed rate notes due 2015	$—	$220,270
9.625%/10.375% Senior toggle notes due 2015	—	302,190
10.5% Senior subordinated notes due 2017	259,612	259,612
9.0% Senior secured first lien notes due 2019 (1)	1,139,721	1,141,294
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	320,000	—

Long-term debt	$2,379,333	$2,373,366

Obligation under capital lease (including current portion)	$17,249	$17,286

(1)	Amounts include unamortized premium of $14,721 and $16,294 as of November 2, 2013 and February 2, 2013, respectively.

6.125 % Senior Secured First Lien Notes

On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens rank equally with those securing the Company’s secured revolving credit facility (the “Credit Facility”) and the Company’s 9.0% senior secured first lien notes due 2019 (the “9.0% Senior Secured First Lien Notes”), and senior to those securing the Company’s 8.875% senior secured second lien notes due 2019 (the “Senior Secured Second Lien Notes”). The Company used the proceeds of the offering of the 6.125% Senior Secured First Lien Notes for note repurchases of $59.8 million pursuant to a tender offer to retire $39.0 million aggregate principal amount of 9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”) and $21.5 million aggregate principal amount of 9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”), to pay $1.9 million in tender premiums and fees, and to pay $4.0 million in financing costs which have been recorded as “Deferred financing costs, net” in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company used the remaining net proceeds, together with cash on hand, to redeem an additional $149.5 million aggregate principal amount of Senior Fixed Rate Notes on June 3, 2013 pursuant to the redemption provisions applicable to such notes.

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

Note Repurchases

The following is a summary of the Company’s debt repurchase activity for the nine months ended November 2, 2013 (in thousands). All debt repurchases in the nine months ended November 2, 2013, were pursuant to the tender offer and note redemptions described above. There was no debt repurchase activity for the three months ended November 2, 2013 and for the three and nine months ended October 27, 2012.

	Nine Months Ended November 2, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
Senior Fixed Rate Notes	$220,270	$219,802	$2,597
Senior Toggle Notes	302,190	301,947	2,198

	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

During the three and nine months ended October 27, 2012, the Company recognized a $5.1 million and $9.7 million loss, respectively, on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under our senior secured term loan facility and replacement of our former $200.0 million senior secured revolving credit facility.

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

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company will be required to comply, at each borrowing date measured at the end of the prior fiscal quarter, and at the end of each quarter, with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

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

For derivatives that qualified as cash flow hedges, the Company reported the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Unaudited Condensed Consolidated Balance Sheets and reclassified it into earnings in the same periods in which the hedged item affected earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge was recognized in income immediately. No ineffective portion was recorded to earnings during the three and nine months ended October 27, 2012 and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instrument designated as an interest rate cash flow hedge during the three and nine months ended October 27, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended October 27, 2012		Three months ended October 27, 2012 (2)

Interest rate swap	$(153)	Interest expense, net	$(1,896)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense was recognized on the former term loan. No ineffectiveness was associated with the interest rate cash flow hedge.
(2)	Includes a reclassification amount of $1,784 from accumulated other comprehensive loss into interest expense resulting from the termination of the swap.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended October 27, 2012		Nine months ended October 27, 2012 (2)

Interest rate swap	$375	Interest expense, net	$(2,620)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense was recognized on the former term loan. No ineffectiveness was associated with the interest rate cash flow hedge.
(2)	Includes a reclassification amount of $1,784 from accumulated other comprehensive loss into interest expense resulting from the termination of the swap.

6.	Commitments and Contingencies

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

7.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows: (in thousands, net of tax)

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 2, 2013	$(2,459)	$5,732	$3,273
Other comprehensive loss before reclassifications	(3,297)	—	(3,297)

Net other comprehensive loss	(3,297)	—	(3,297)

Balance as of November 2, 2013	$(5,756)	$5,732	$(24)

8.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended November 2, 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of February 2, 2013	5,027,665	$10.00
Options granted	816,690	$10.00
Options exercised	—
Options forfeited	(201,938)	$10.00
Options expired	(234,350)	$10.00

Outstanding as of November 2, 2013	5,408,067	$10.00	4.6

Options vested and expected to vest as of November 2, 2013	4,871,341	$10.00	4.4

Exercisable as of November 2, 2013	1,950,319	$10.00	2.2

The weighted average grant date fair value of options granted during the nine months ended November 2, 2013 and October 27, 2012 was $3.44 and $1.58, respectively.

During the three and nine months ended November 2, 2013 and October 27, 2012, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.6 million, $(0.5) million, $1.1 million and $(1.4) million, respectively. During the three months ended October 27, 2012, the Company recorded a reversal of stock option expense of $0.9 million associated with the forfeitures of stock options, including $0.5 million for a former executive officer. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

9.	Income Taxes

The effective income tax rate was (12.7)% and (9.4)% for the three and nine months ended November 2, 2013. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended November 2, 2013 by the Company’s U.S. operations.

The effective income tax rate was (47.1)% and (19.1)% for the three and nine months ended October 27, 2012. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 27, 2012 by the Company’s U.S. operations.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.7 million, including penalties and interest. In conjunction with these assessments, a security deposit will be required in the amount of approximately $5.7 million until such time a final decision is made by the tax authority. The Company is objecting to these assessments and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item.

10.	Related Party Transactions

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 and the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC, an affiliate of the Apollo Funds, which are the Company’s controlling stockholders. In connection with the issuance of the 6.125% Senior Secured First Lien Notes and the 7.75% Senior Notes, the Company paid fees in the aggregate amount of approximately $0.4 million to Apollo Global Securities, LLC.

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

In Fiscal 2012, the Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Unaudited Condensed Consolidated Balance Sheets and “Selling, general and administrative” expenses in the Company’s Unaudited Condensed Consolidated

Statements of Operations and Comprehensive Loss. During the time that the former executive officer was employed by the Company, the Company paid fees of approximately $0.8 million for the nine months ended October 27, 2012. This former arrangement was approved by the Audit Committee of the Board of Directors.

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

Net sales, depreciation and amortization and operating income (loss) for the three and nine months ended November 2, 2013 and October 27, 2012 are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
North America	$211,093	$226,390	$656,367	$666,705
Europe	145,845	136,998	421,280	396,917

Total net sales	356,938	363,388	1,077,647	1,063,622

Depreciation and amortization:
North America	10,673	9,786	30,138	29,795
Europe	7,705	6,256	20,018	18,437

Total depreciation and amortization	18,378	16,042	50,156	48,232

Operating income for reportable segments:
North America	16,374	35,077	78,096	98,786
Europe	15,221	14,709	32,214	27,684

Total operating income for reportable segments	31,595	49,786	110,310	126,470
Severance and transaction-related costs	978	(29)	2,782	1,168

Consolidated operating income	30,617	49,815	107,528	125,302
Loss on early debt extinguishment	—	5,105	4,795	9,707
Interest expense, net	53,210	54,042	169,184	149,943

Consolidated loss before income tax expense	$(22,593)	$(9,332)	$(66,451)	$(34,348)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.2 million and $0 million for the three months ended November 2, 2013 and October 27, 2012, respectively, and $1.3 million and $1.4 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.8 million and $0 million for the three months ended November 2, 2013 and October 27, 2012, respectively, and $1.5 million and $(0.2) million for the nine months ended November 2, 2013 and October 27, 2012, respectively.

12.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued $935.0 million in Senior Fixed Rate Notes, Senior Toggle Notes and Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued $320.0 million aggregate principal amount of 7.75% Senior Notes (the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of November 2, 2013, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$4,779	$16,450	$—	$21,378
Inventories	—	118,734	90,717	—	209,451
Prepaid expenses	883	2,705	19,154	—	22,742
Other current assets	646	18,103	11,174	—	29,923

Total current assets	1,678	144,321	137,495	—	283,494

Property and equipment:
Furniture, fixtures and equipment	7,381	158,079	89,329	—	254,789
Leasehold improvements	1,471	185,065	157,309	—	343,845

	8,852	343,144	246,638	—	598,634
Less accumulated depreciation and amortization	(4,691)	(217,667)	(130,776)	—	(353,134)

	4,161	125,477	115,862	—	245,500

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,385)	—	—	(3,385)

	—	14,670	—	—	14,670

Intercompany receivables	—	278,076	—	(278,076)	—
Investment in subsidiaries	2,304,668	(54,695)	—	(2,249,973)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,854	253,516	—	542,370
Deferred financing costs, net	41,446	—	—	—	41,446
Other assets	164	4,235	48,350	2	52,751

	2,632,278	1,466,120	616,272	(2,528,047)	2,186,623

Total assets	$2,638,117	$1,750,588	$869,629	$(2,528,047)	$2,730,287

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$33,000	$—	$—	$—	$33,000
Trade accounts payable	1,112	38,208	47,796	—	87,116
Income taxes payable	—	(174)	2,624	—	2,450
Accrued interest payable	44,397	—	—	—	44,397
Accrued expenses and other current liabilities	5,373	36,318	46,384	—	88,075

Total current liabilities	83,882	74,352	96,804	—	255,038

Intercompany payables	264,222	—	13,851	(278,073)	—
Long-term debt	2,379,333	—	—	—	2,379,333
Obligation under capital lease	—	17,155	—	—	17,155
Deferred tax liability	—	106,950	12,846	—	119,796
Deferred rent expense	—	19,758	10,852	—	30,610
Unfavorable lease obligations and other long-term liabilities	—	17,391	284	—	17,675

	2,643,555	161,254	37,833	(278,073)	2,564,569

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,542	1,435,909	797,832	(2,233,741)	619,542
Accumulated other comprehensive income (loss), net of tax	(24)	2,416	(7,367)	4,951	(24)
(Accumulated deficit) retained earnings	(708,838)	76,290	(55,475)	(20,815)	(708,838)

	(89,320)	1,514,982	734,992	(2,249,974)	(89,320)

Total liabilities and stockholder’s equity (deficit)	$2,638,117	$1,750,588	$869,629	$(2,528,047)	$2,730,287

Condensed Consolidating Balance Sheet

February 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,392	$4,299	$106,265	$—	$166,956
Inventories	36	88,127	69,386	—	157,549
Prepaid expenses	592	2,390	16,719	—	19,701
Other current assets	262	19,422	9,937	—	29,621

Total current assets	57,282	114,238	202,307	—	373,827

Property and equipment:
Furniture, fixtures and equipment	6,079	141,232	86,898	—	234,209
Leasehold improvements	1,177	165,075	146,537	—	312,789

	7,256	306,307	233,435	—	546,998
Less accumulated depreciation and amortization	(3,686)	(199,402)	(122,530)	—	(325,618)

	3,570	106,905	110,905	—	221,380

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(2,708)	—	—	(2,708)

	—	15,347	—	—	15,347

Intercompany receivables	—	252,709	—	(252,709)	—
Investment in subsidiaries	2,205,303	(56,381)	—	(2,148,922)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	4,054	257,379	—	547,433
Deferred financing costs, net	41,381	—	—	—	41,381
Other assets	129	3,867	45,845	7	49,848

	2,532,813	1,439,899	617,630	(2,401,624)	2,188,718

Total assets	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$993	$31,584	$40,868	$—	$73,445
Income taxes payable	—	(12)	10,520	—	10,508
Accrued interest payable	68,254	—	—	—	68,254
Accrued expenses and other current liabilities	11,420	39,274	48,835	—	99,529

Total current liabilities	80,667	70,846	100,223	—	251,736

Intercompany payables	154,072	—	98,631	(252,703)	—
Long-term debt	2,373,366	—	—	—	2,373,366
Obligation under capital lease	—	17,232	—	—	17,232
Deferred tax liability	—	107,618	13,350	—	120,968
Deferred rent expense	—	18,481	11,378	—	29,859
Unfavorable lease obligations and other long-term liabilities	—	20,080	471	—	20,551

	2,527,438	163,411	123,830	(252,703)	2,561,976

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,403	1,435,909	797,819	(2,233,728)	618,403
Accumulated other comprehensive income (loss), net of tax	3,273	3,909	(6,731)	2,822	3,273
(Accumulated deficit) retained earnings	(636,116)	1,947	(84,301)	82,354	(636,116)

	(14,440)	1,442,132	706,789	(2,148,921)	(14,440)

Total liabilities and stockholder’s equity (deficit)	$2,593,665	$1,676,389	$930,842	$(2,401,624)	$2,799,272

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$191,907	$165,031	$—	$356,938
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	195	100,253	81,999	—	182,447

Gross profit (deficit)	(195)	91,654	83,032	—	174,491

Other expenses:
Selling, general and administrative	5,249	62,818	57,900	—	125,967
Depreciation and amortization	354	9,128	8,896	—	18,378
Severance and transaction-related costs	146	—	832	—	978
Other (income) expense	(2,691)	1,189	53	—	(1,449)

	3,058	73,135	67,681	—	143,874

Operating income (loss)	(3,253)	18,519	15,351	—	30,617
Interest expense, net	52,661	554	(5)	—	53,210

Income (loss) before income taxes	(55,914)	17,965	15,356	—	(22,593)
Income tax expense	—	758	2,115	—	2,873

Income (loss) from continuing operations	(55,914)	17,207	13,241	—	(25,466)
Equity in earnings of subsidiaries	30,448	(167)	—	(30,281)	—

Net income (loss)	(25,466)	17,040	13,241	(30,281)	(25,466)
Foreign currency translation adjustments	929	(11)	1,118	(1,107)	929
Net gain (loss) on intra-entity foreign currency transactions, net of tax	2,831	(123)	2,861	(2,738)	2,831

Other comprehensive income (loss)	3,760	(134)	3,979	(3,845)	3,760

Comprehensive income (loss)	$(21,706)	$16,906	$17,220	$(34,126)	$(21,706)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$207,010	$156,378	$—	$363,388
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	446	101,828	77,309	—	179,583

Gross profit (deficit)	(446)	105,182	79,069	—	183,805

Other expenses:
Selling, general and administrative	7,135	61,992	52,084	—	121,211
Depreciation and amortization	268	8,702	7,072	—	16,042
Severance and transaction-related costs	45	—	(74)	—	(29)
Other (income) expense	(2,847)	(1,532)	1,145	—	(3,234)

	4,601	69,162	60,227	—	133,990

Operating income (loss)	(5,047)	36,020	18,842	—	49,815
Loss on early debt extinguishment	5,105	—	—	—	5,105
Interest expense, net	53,489	557	(4)	—	54,042

Income (loss) before income taxes	(63,641)	35,463	18,846	—	(9,332)
Income tax expense	—	635	3,763	—	4,398

Income (loss) from continuing operations	(63,641)	34,828	15,083	—	(13,730)
Equity in earnings of subsidiaries	49,911	1,129	—	(51,040)	—

Net income (loss)	(13,730)	35,957	15,083	(51,040)	(13,730)
Foreign currency translation adjustments	2,165	(36)	1,838	(1,802)	2,165
Net gain on intra-entity foreign currency transactions, net of tax	6,499	57	6,630	(6,687)	6,499
Unrealized loss on interest rate swap, net of tax	(153)	—	—	—	(153)
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	1,784	—	—	—	1,784

Other comprehensive income (loss)	10,295	21	8,468	(8,489)	10,295

Comprehensive income (loss)	$(3,435)	$35,978	$23,551	$(59,529)	$(3,435)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$600,749	$476,898	$—	$1,077,647
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	302	298,573	243,111	—	541,986

Gross profit (deficit)	(302)	302,176	233,787	—	535,661

Other expenses:
Selling, general and administrative	14,343	191,332	172,127	—	377,802
Depreciation and amortization	1,005	26,028	23,123	—	50,156
Severance and transaction-related costs	1,317	—	1,465	—	2,782
Other (income) expense	(7,769)	3,596	1,566	—	(2,607)

	8,896	220,956	198,281	—	428,133

Operating income (loss)	(9,198)	81,220	35,506	—	107,528
Loss on early debt extinguishment	4,795	—	—	—	4,795
Interest expense, net	167,555	1,657	(28)	—	169,184

Income (loss) before income taxes	(181,548)	79,563	35,534	—	(66,451)
Income tax expense (benefit)	—	(436)	6,707	—	6,271

Income (loss) from continuing operations	(181,548)	79,999	28,827	—	(72,722)
Equity in earnings of subsidiaries	108,826	508	—	(109,334)	—

Net income (loss)	(72,722)	80,507	28,827	(109,334)	(72,722)
Foreign currency translation adjustments	(882)	(188)	1,812	(1,624)	(882)
Net loss on intra-entity foreign currency transactions, net of tax	(2,415)	(1,305)	(2,448)	3,753	(2,415)

Other comprehensive income (loss)	(3,297)	(1,493)	(636)	2,129	(3,297)

Comprehensive income (loss)	$(76,019)	$79,014	$28,191	$(107,205)	$(76,019)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine months ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$614,581	$449,041	$—	$1,063,622
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,071	297,879	231,502	—	531,452

Gross profit (deficit)	(2,071)	316,702	217,539	—	532,170

Other expenses:
Selling, general and administrative	15,497	185,654	158,971	—	360,122
Depreciation and amortization	769	26,549	20,914	—	48,232
Severance and transaction-related costs	1,376	—	(208)	—	1,168
Other (income) expense	(7,824)	(2,578)	7,748	—	(2,654)

	9,818	209,625	187,425	—	406,868

Operating income (loss)	(11,889)	107,077	30,114	—	125,302
Loss on early debt extinguishment	9,707	—	—	—	9,707
Interest expense, net	147,693	1,650	600	—	149,943

Income (loss) before income taxes	(169,289)	105,427	29,514	—	(34,348)
Income tax expense (benefit)	—	(276)	6,852	—	6,576

Income (loss) from continuing operations	(169,289)	105,703	22,662	—	(40,924)
Equity in earnings (loss) of subsidiaries	128,365	(231)	—	(128,134)	—

Net income (loss)	(40,924)	105,472	22,662	(128,134)	(40,924)
Foreign currency translation adjustments	(632)	(102)	(799)	901	(632)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(1,841)	181	(1,878)	1,697	(1,841)
Unrealized gain on interest rate swap, net of tax	375	—	—	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net loss	1,784	—	—	—	1,784

Other comprehensive income (loss)	(314)	79	(2,677)	2,598	(314)

Comprehensive income (loss)	$(41,238)	$105,551	$19,985	$(125,536)	$(41,238)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(72,722)	$80,507	$28,827	$(109,334)	$(72,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(108,826)	(508)	—	109,334	—
Depreciation and amortization	1,005	26,028	23,123	—	50,156
Amortization of lease rights and other assets	—	—	3,001	—	3,001
Amortization of debt issuance costs	6,197	—	—	—	6,197
Accretion of debt premium	(1,573)	—	—	—	(1,573)
Net accretion of unfavorable lease obligations	—	(521)	(38)	—	(559)
Loss on sale/retirement of property and equipment, net	—	49	110	—	159
Loss on early debt extinguishment	4,795	—	—	—	4,795
Stock-based compensation expense	623	113	403	—	1,139
(Increase) decrease in:
Inventories	36	(30,607)	(21,473)	—	(52,044)
Prepaid expenses	(291)	(315)	(2,234)	—	(2,840)
Other assets	(419)	281	(4,554)	—	(4,692)
Increase (decrease) in:
Trade accounts payable	119	6,037	4,985	—	11,141
Income taxes payable	—	(160)	(7,556)	—	(7,716)
Accrued interest payable	(23,858)	—	—	—	(23,858)
Accrued expenses and other liabilities	(6,047)	(2,996)	(2,083)	—	(11,126)
Deferred income taxes	—	(929)	(1,930)	—	(2,859)
Deferred rent expense	—	1,276	(464)	—	812

Net cash provided by (used in) operating activities	(200,961)	78,255	20,117	—	(102,589)

Cash flows from investing activities:
Acquisition of property and equipment	(1,596)	(43,288)	(23,766)	—	(68,650)
Acquisition of intangible assets/lease rights	—	(137)	(1,950)	—	(2,087)

Net cash used in investing activities	(1,596)	(43,425)	(25,716)	—	(70,737)

Cash flows from financing activities:
Proceeds from revolving credit facility	51,700	—	—	—	51,700
Payments on revolving credit facility	(18,700)	—	—	—	(18,700)
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premium and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,857)	—	—	—	(9,857)
Principal payments on capital lease	—	(37)	—	—	(37)
Intercompany activity, net	116,829	(31,644)	(85,185)	—	—

Net cash provided by (used in) financing activities	146,312	(31,681)	(85,185)	—	29,446

Effect of foreign currency exchange rate changes on cash and cash equivalents	2	(2,669)	969	—	(1,698)

Net increase (decrease) in cash and cash equivalents	(56,243)	480	(89,815)	—	(145,578)
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	149	4,779	16,450	—	21,378

Condensed Consolidating Statement of Cash Flows

Nine months ended October 27, 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(40,924)	$105,472	$22,662	$(128,134)	$(40,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(128,365)	231	—	128,134	—
Depreciation and amortization	769	26,549	20,914	—	48,232
Amortization of lease rights and other assets	—	—	2,390	—	2,390
Amortization of debt issuance costs	7,085	—	594	—	7,679
Accretion of debt premium	(290)	—	—	—	(290)
Net accretion of favorable (unfavorable) lease obligations	—	(633)	97	—	(536)
Loss on sale/retirement of property and equipment, net	—	71	2	—	73
Loss on early debt extinguishment	9,707	—	—	—	9,707
Loss on sale of intangible asset/lease rights	—	—	117		117
Stock-based compensation expense (benefit)	(886)	(576)	59	—	(1,403)
(Increase) decrease in:
Inventories	2	(27,247)	(23,185)	—	(50,430)
Prepaid expenses	(305)	(989)	2,210	—	916
Other assets	(128)	(4,444)	(5,751)	—	(10,323)
Increase (decrease) in:
Trade accounts payable	(82)	6,615	1,748	—	8,281
Income taxes payable	(43)	(1,013)	(3,774)	—	(4,830)
Accrued interest payable	16,290	—	—	—	16,290
Accrued expenses and other liabilities	(2,048)	(4,419)	(1,608)	—	(8,075)
Deferred income taxes	—	(690)	(209)	—	(899)
Deferred rent expense	—	409	414	—	823

Net cash provided by (used in) operating activities	(139,218)	99,336	16,680	—	(23,202)

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,101)	(23,226)	(22,069)	—	(46,396)
Acquisition of intangible assets/lease rights	—	(70)	(2,007)	—	(2,077)
Changes in restricted cash	4,350	—	—	—	4,350

Net cash provided by (used in) investing activities	3,249	(23,296)	(24,076)	—	(44,123)

Cash flows from financing activities:
Payments on former credit facility	(1,154,310)	—	—	—	(1,154,310)
Proceeds from notes	1,142,125	—	—	—	1,142,125
Payment of debt issuance costs	(27,610)	—	—	—	(27,610)
Intercompany activity, net	88,094	(75,633)	(12,461)	—	—

Net cash provided by (used in) financing activities	48,299	(75,633)	(12,461)	—	(39,795)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	231	(460)	—	(231)

Net increase (decrease) in cash and cash equivalents	(87,672)	638	(20,317)	—	(107,351)
Cash and cash equivalents, at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents, at end of period	$15,243	$5,546	$41,884	$—	$62,673

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and, effective in the third quarter of fiscal 2012, we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency rates.

Business Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of November 2, 2013, we operated a total of 3,118 owned stores, of which 1,932 were located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands, and China (North America segment) and 1,186 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®.

As of November 2, 2013, we also franchised or licensed 414 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, and Colombia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Claire’s® is our primary global brand that we operate through company-operated or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe by maintaining a highly relevant merchandise assortment and offering a compelling value proposition, Claire’s® has universal appeal to teens, pre-teens and kids. Claire’s® target customer is a girl between 3-18 years old with a particular focus on a core demographic of girls between 10-14 years old.

Icing® is our other brand which we currently operate in North America through company-operated stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability.

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

Consolidated Results of Operations

A summary of our consolidated results of operations for the three and nine months ended November 2, 2013 and October 27, 2012 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	November 2, 2013	October 27, 2012
Net sales	$356,938	$363,388
(Decrease) increase in same store sales	(5.2)%	2.4%
Gross profit percentage	48.9%	50.6%
Selling, general and administrative expenses as a percentage of net sales	35.3%	33.4%
Depreciation and amortization as a percentage of net sales	5.1%	4.4%
Operating income	$30,617	$49,815
Loss on early debt extinguishment	$—	$5,105
Net loss	$(25,466)	$(13,730)
Number of stores at the end of the period (1)	3,118	3,088

(1)	Number of stores excludes stores operated under franchise agreements.

	Nine Months	Nine Months
	Ended	Ended
	November 2, 2013	October 27, 2012
Net sales	$1,077,647	$1,063,622
(Decrease) increase in same store sales	(0.9)%	0.3%
Gross profit percentage	49.7%	50.0%
Selling, general and administrative expenses as a percentage of net sales	35.1%	33.9%
Depreciation and amortization as a percentage of net sales	4.7%	4.5%
Operating income	$107,528	$125,302
Loss on early debt extinguishment	$4,795	$9,707
Net loss	$(72,722)	$(40,924)
Number of stores at the end of the period (1)	3,118	3,088

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales for the three months ended November 2, 2013 decreased $6.5 million, or 1.8%, from the three months ended October 27, 2012. The decrease was attributable to a decrease in same store sales of $18.2 million and the effect of store closures of $9.7 million, partially offset by new store sales of $16.8 million, favorable foreign currency translation effect of our non-U.S. net sales of $3.6 million, and increased shipments to franchisees of $1.0 million. Net sales would have decreased 2.7% excluding the impact from foreign currency exchange rate changes.

Net sales for the nine months ended November 2, 2013 increased $14.0 million, or 1.3%, from the nine months ended October 27, 2012. The increase was attributable to new store sales of $45.0 million, favorable foreign currency translation effect of our non-U.S. net sales of $3.3 million, and increased shipments to franchisees of $0.9 million, partially offset by the effect of store closures of $25.9 million and a decrease in same store sales of $9.3 million. Net sales would have increased 1.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 3.2% and a decrease in average transaction value of 1.2%.

For the nine months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 0.3%, partially offset by an increase in average number of transactions per store of 0.2%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Product Category	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Jewelry	48.8	48.8	50.6	49.4
Accessories	51.2	51.2	49.4	50.6

	100.0	100.0	100.0	100.0

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

During the three months ended November 2, 2013, gross profit percentage decreased 170 basis points to 48.9% compared to 50.6% during the three months ended October 27, 2012. The decrease in gross profit percentage consisted of a 180 basis point increase in occupancy costs and a decrease in merchandise margin of 10 basis points, partially offset by a 20 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by lower freight costs and inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

During the nine months ended November 2, 2013, gross profit percentage decreased 30 basis points to 49.7% compared to 50.0% during the nine months ended October 27, 2012. The decrease in gross profit percentage consisted of a 70 basis point increase in occupancy costs, partially offset by a 30 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. The increase in merchandise margin resulted primarily from lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended November 2, 2013, selling, general and administrative expenses increased $4.8 million, or 3.9%, compared to the three months ended October 27, 2012. The increase included an unfavorable $1.4 million foreign currency translation effect and $2.2 million of incremental expense related to investments in the Company’s Icing and Europe e-commerce platforms and the China division. The remainder of the increase was primarily the result of payroll and non-cash stock-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased 190 basis points compared to the three months ended October 27, 2012.

During the nine months ended November 2, 2013, selling, general and administrative expenses increased $17.7 million, or 4.9%, compared to the nine months ended October 27, 2012. The increase was primarily due to an unfavorable $1.1 million foreign currency translation effect and $5.5 million of incremental expense related to investments in China, Icing North America e-commerce and Europe e-commerce platforms. The remainder of the increase was primarily the result of payroll and non-cash stock-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased 120 basis points compared to the nine months ended October 27, 2012.

Depreciation and amortization expense

During the three months ended November 2, 2013, depreciation and amortization expense increased $2.4 million to $18.4 million compared to $16.0 million for the three months ended October 27, 2012. Excluding an unfavorable $0.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $2.2 million.

During the nine months ended November 2, 2013, depreciation and amortization expense increased $2.0 million to $50.2 million compared to $48.2 million for the nine months ended October 27, 2012. Excluding an unfavorable $0.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $1.8 million.

Other income, net

The following is a summary of other (income) expense activity for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Foreign currency exchange (gain) loss, net	$(168)	$(951)	$1,105	$705
Royalty income	(1,281)	(2,283)	(3,712)	(3,359)

	$(1,449)	$(3,234)	$(2,607)	$(2,654)

Loss on early debt extinguishment

The following is a summary of the Company’s debt repurchase activity for the nine months ended November 2, 2013 (in thousands). All debt repurchases in the nine months ended November 2, 2013, were pursuant to the tender offer and note redemptions. There was no debt repurchase activity for the three months ended November 2, 2013 and for the three and nine months ended October 27, 2012.

	Nine Months Ended November 2, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
Senior Fixed Rate Notes	$220,270	$219,802	$2,597
Senior Toggle Notes	302,190	301,947	2,198

	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

During the three and nine months ended October 27, 2012, the Company recognized a $5.1 million and $9.7 million loss, respectively, on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under our senior secured term loan facility and replacement of our former $200.0 million senior secured revolving credit facility.

Interest expense, net

During the three months ended November 2, 2013, net interest expense aggregated $53.2 million compared to $54.0 million for the three months ended October 27, 2012. The decrease of $0.8 million is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes.

During the nine months ended November 2, 2013, net interest expense aggregated $169.2 million compared to $149.9 million for the nine months ended October 27, 2012. The increase of $19.3 million is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bears a higher interest rate of interest than our former credit facility.

Income taxes

The effective income tax rate for the three and nine months ended November 2, 2013 was (12.7)% and (9.4)% compared to (47.1)% and (19.1)% for the three and nine months ended October 27, 2012. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended November 2, 2013 and October 27, 2012, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$211,093	$226,390	$656,367	$666,705
(Decrease) increase in same store sales	(7.2)%	2.0%	(1.3)%	0.2%
Gross profit percentage	48.2%	51.5%	50.6%	51.6%
Number of stores at the end of the period (1)	1,932	1,939	1,932	1,939

(1)	Number of stores excludes stores operated under franchise agreements and includes 16 China stores as of November 2, 2013.

During the three months ended November 2, 2013, net sales in North America decreased $15.3 million, or 6.8%, from the three months ended October 27, 2012. The decrease was attributable to a decrease in same store sales of $15.4 million, the effect of store closures of $5.5 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.0 million, partially offset by new store sales of $5.6 million and increased shipments to franchisees of $1.0 million. Sales would have decreased 6.4% excluding the impact from foreign currency exchange rate changes.

During the nine months ended November 2, 2013, net sales in North America decreased $10.3 million, or 1.6%, from the nine months ended October 27, 2012. The decrease was attributable to the effect of store closures of $15.0 million, a decrease in same store sales of $8.2 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.6 million, partially offset by new stores sales of $13.5 million and increased shipments to franchisees of $0.9 million. Sales would have decreased 1.3% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.1% and a decrease in average transaction value of 2.8%.

For the nine months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 0.9%, partially offset by an increase in average number of transactions per store of 0.3%.

During the three months ended November 2, 2013, gross profit percentage decreased 330 basis points to 48.2% compared to 51.5% during the three months ended October 27, 2012. The decrease in gross profit percentage consisted of a 270 basis point increase in occupancy costs and an 80 basis point decrease in merchandise margin, partially offset by a 20 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by lower freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

During the nine months ended November 2, 2013, gross profit percentage decreased 100 basis points to 50.6% compared to 51.6% during the nine months ended October 27, 2012. The gross profit percentage consisted of a 110 basis point increase in occupancy costs, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. Merchandise margin remained unchanged with an increase in markdowns offset by lower inventory shrink and freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Product Category	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Jewelry	54.2	53.8	55.8	54.6
Accessories	45.8	46.2	44.2	45.4

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$145,845	$136,998	$421,280	$396,917
(Decrease) increase in same store sales	(2.0)%	3.2%	(0.3)%	0.6%
Gross profit percentage	49.9%	49.1%	48.4%	47.4%
Number of stores at the end of the period (1)	1,186	1,149	1,186	1,149

(1)	Number of stores excludes stores operated under franchise agreements.

During the three months ended November 2, 2013, net sales in Europe increased $8.8 million, or 6.5%, from the three months ended October 27, 2012. The increase was attributable to new store sales of $11.2 million and a favorable foreign currency translation effect of our non-U.S. net sales of $4.6 million, partially offset by the effect of store closures of $4.2 million and a decrease in same stores sales of $2.8 million. Sales would have increased 3.0% excluding the impact from foreign currency exchange rate changes.

During the nine months ended November 2, 2013, net sales in Europe increased $24.4 million, or 6.1%, from the nine months ended October 27, 2012. The increase was attributable to new store sales of $31.5 million and a favorable foreign currency translation effect of our non-U.S. net sales of $4.9 million, partially offset by the effect of store closures of $10.9 million, and a decrease in same store sales of $1.1 million. Sales would have increased 4.9% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.9%, partially offset by an increase in average transaction value of 2.0%.

For the nine months ended November 2, 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.6%, partially offset by an increase in average transaction value of 1.6%.

During the three months ended November 2, 2013, gross profit percentage increased 80 basis points to 49.9% compared to 49.1% during the three months ended October 27, 2012. The increase in gross profit percentage consisted of a 90 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 20 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from higher initial markups and lower inventory shrink. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. We do not anticipate a significant change in the level of shrink that would materially affect our merchandise margin.

During the nine months ended November 2, 2013, gross profit percentage increased 100 basis points to 48.4% compared to 47.4% during the nine months ended October 27, 2012. The increase in gross profit percentage consisted of a 70 basis point increase in merchandise margin, a 20 basis point decrease in occupancy costs, and a 10 basis point decrease in buying and buying-related costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and lower inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, was primarily caused by the effect of an increase in total store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Product Category	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Jewelry	41.1	40.9	42.8	40.9
Accessories	58.9	59.1	57.2	59.1

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended November 2, 2013 and October 27, 2012 is outlined in the table below (in thousands):

	Nine Months Ended	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities	$(102,589)	$(23,202)
Investing activities	(70,737)	(44,123)
Financing activities	29,446	(39,795)

Cash flows from operating activities

For the nine months ended November 2, 2013, cash used in operations increased $79.4 million compared to the prior year period. The primary reason for the increase was an increase in interest payments of $62.0 million, and a net decrease in operating income and other items of $17.4 million.

Cash flows from investing activities

For the nine months ended November 2, 2013, cash used in investing activities was $70.7 million and primarily consisted of $68.7 million for capital expenditures. For the nine months ended October 27, 2012, cash used in investing activities was $44.1 million, and primarily consisted of $46.4 million for capital expenditures, partially offset by $4.4 million decrease in restricted cash associated with the termination of the interest rate swap agreement. During the remainder of Fiscal 2013, we expect to spend approximately $15.0 million of capital expenditures.

Cash flows from financing activities

For the nine months ended November 2, 2013, cash provided by financing activities was $29.4 million, which consisted primarily of net borrowings of $33.0 million under the revolving Credit Facility (as described below), proceeds of $530.0 million from the issuance of $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and $320.0 million aggregate principal amount of 7.75% Senior Notes, partially offset by note repurchases of $521.8 million to retire $220.3 million aggregate principal amount of Senior Fixed Rate Notes and $302.2 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer and note redemptions, payment of $1.9 million in tender premiums and fees, and payment of $9.9 million in financing costs. For the nine months ended October 27, 2012, our primary financing activities consisted of the issuance of $1,142.1 million Senior Secured First Lien Notes used, together with cash on hand, to repay $1,154.3 million of indebtedness under the former senior secured term loan facility and to pay $27.6 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of November 2, 2013, we had cash and cash equivalents of $21.4 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of November 2, 2013, our foreign subsidiaries held cash and cash equivalents of $16.5 million. During the nine months ended November 2, 2013, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of November 2, 2013, we do not expect to pay U.S. income tax on fiscal 2013 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations, borrowings under our Credit Facility (as described below), and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, this will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Credit Facility

On September 20, 2012, we entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which we replaced our existing $200.0 million senior secured former revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility, maturing September 20, 2017.

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

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we will be required to comply, at each borrowing date measured at the end of the prior fiscal quarter, and at the end of each fiscal quarter, with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon our ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of November 2, 2013, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 4.6 to 1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of November 2, 2013, we were in compliance with the covenants.

As of November 2, 2013, we had $33.0 million of borrowings and $5.7 million of letters of credit outstanding, which reduces the borrowing availability under the Credit Facility to $76.3 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of November 2, 2013, we were in compliance with the covenants under the Notes.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.5 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of November 2, 2013, the entire amount of $2.5 million was available for borrowing by us, subject to a reduction of $2.3 million for outstanding bank guarantees.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of November 2, 2013, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

We no longer have exposure to interest rate risk associated with derivative instruments. On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010, settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At November 2, 2013, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(3.3) million and $(2.5) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the nine months ended November 2, 2013 and October 27, 2012, respectively.

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

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which we have little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the U.S. and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly affected in the future. We can not predict whether, when or the manner in which the economic conditions described above will change. See also “Cautionary Note Regarding Forward Looking Statements and Risk Factors.”

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended November 2, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act by CEVA

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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

CLAIRE’S STORES, INC.

December 5, 2013	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

December 5, 2013	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document