Form 10-K
period 2014-02-01
CLAIRES STORES INC
filed 2014-04-02
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014

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

As of April 1, 2014, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Explanatory Notes

We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.

History

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (“Apollo Management,” and such funds and co-investment vehicles, the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The Apollo Funds acquired us in May 2007 in a merger transaction (the “Acquisition”) that was financed by equity contributions from the Apollo Funds and through the incurrence by the Company of a significant amount of indebtedness under a bank credit facility (the “Former Credit Facility”) and the issuance of senior and senior subordinated notes (the “Merger Notes”). At the time of the Acquisition, the Company did not have any material indebtedness.

Since Fiscal 2011, we have refinanced the Former Credit Facility and a significant amount of the Merger Notes with the proceeds of additional note issuances. The following table summarizes the amounts and maturities of the remaining outstanding Merger Notes and additional note issuance (collectively, the “Notes”) as of February 1, 2014.

Note Series	Maturity	Amount (in millions)

9.0 % Senior Secured First Lien Notes	2019	$1,139.2	*
6.125% Senior Secured First Lien Notes	2020	210.0
8.875% Senior Secured Second Lien Notes	2019	450.0
7.75% Senior Notes	2020	320.0
10.5% Senior Subordinated Notes	2017	259.6

*	Includes unamortized premium of approximately $14.2 million.

In addition, we have a $115.0 million senior secured revolving credit facility that terminates in Fiscal 2017 (the “Credit Facility”), which was undrawn as of February 1, 2014, and a capital lease obligation of approximately $17.2 million as of February 1, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information regarding our Credit Facility and Notes.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. As a result, our fiscal year ended February 1, 2014 (“Fiscal 2013”) and January 28, 2012 (“Fiscal 2011”) consisted of 52 weeks, while our fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2013.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange

Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base or expand our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Trademarks and Tradenames

Certain of the titles and logos referenced in this Form 10-K are our trademarks and service marks. All other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1.	Business

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 45 countries through company-operated or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe by maintaining a highly relevant merchandise assortment and offering a compelling value proposition, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our other brand which we currently operate in North America through company-operated stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old with a particular focus on a core demographic of girls between 10-14 years old, representing a total addressable market of approximately 900 million female customers across the globe. According to our estimates, we have over 95% brand awareness within this target demographic in our largest markets. As of February 1, 2014, Claire’s® had a presence in 45 countries through the 2,719 company-operated Claire’s® stores in North America, Europe and China, and 421 franchised stores in numerous other geographies.

Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® store base both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. Furthermore, the differentiation of our Claire’s® and Icing® brands allow us to operate multiple stores within a single mall or in close proximity. As of February 1, 2014, we operated 395 Icing® stores across the United States, Canada, and Puerto Rico.

We are organized by geography through our North America division and our Europe division. In North America, our stores are located primarily in shopping malls and average approximately 1,000 square feet of selling space. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 664 square feet of selling space. Despite smaller average selling square feet, our European stores average similar sales per store as our North American stores.

For Fiscal 2013, we had net sales of $1,513.2 million, compared to $1,557.0 million in Fiscal 2012. We reported a net loss for Fiscal 2013 of $(65.3) million, compared to net income of $1.3 million for Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to 52 weeks in Fiscal 2013.

Our Competitive Strengths

We have various competitive strengths that we believe have allowed us to operate successfully in many different global markets, as demonstrated by our ability over the past nine years to double the number of countries in which we operate to 45 countries as of February 1, 2014. We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some teen retail stores may have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe our competitive strengths include the following:

Category Defining Claire’s® Brand

According to our estimates, over 95% of our target demographic in our largest markets recognizes the Claire’s® brand. A Claire’s® store is located in approximately 89% of all major United States shopping malls across all 50 states and in 44 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 years olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion periodicals. Additionally, we leverage our e-commerce platform and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Our employees are trained to provide friendly and effective service which we believe creates a memorable shopping experience. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of over 87 million customers over the years, including 3.8 million in Fiscal 2013. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our stores have relatively low build out costs and moderate inventory requirements. For a new store investment, we target a payback period of three years or less. We achieved for Fiscal 2011 and Fiscal 2012 openings and forecast for 2013 openings a better than three-year payback rate for aggregate new stores opened during these periods. We manage our store portfolio on a store-by-store basis to optimize overall returns and minimize risk. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet our criteria. As a result, for Fiscal 2013, approximately 92% of our stores were cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover. However, we are significantly leveraged, with total debt, including our capital lease obligation of approximately $2.40 billion as of February 1, 2014. As a result, a large portion of our cash flow is devoted to our debt service obligations. In addition, as of February 1, 2014, we had a total accumulated deficit of $701.4 million, primarily as a result of non-cash goodwill impairment charges in Fiscal 2008.

Although our capital growth expenditure initiatives are flexible, we must make decisions regarding fair market rent of real estate properties within the countries in which we operate in advance of entering into a new five to ten year lease or renewing an existing lease. Also, although we have relatively low seasonality, our business fluctuates according to changes in consumer preferences. Approximately 30% of our net sales typically occur in the fourth quarter, with the remaining 70% spread relatively evenly over the remaining three quarters. We have several peak selling periods in addition to Christmas, such as back-to-school, and a significant number of other holidays across the globe not necessarily applicable to other retailers, which we believe contribute to our relatively lower seasonality. If we are unable to anticipate, identify and react to changing styles and trends, we may need to rely on markdowns or promotional sales to dispose of excess or slow moving inventory from time-to-time.

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and geographic portability. As of February 1, 2014, we operated or franchised a total of 3,140 Claire’s® stores across all 50 states of the United States and in 44 additional countries across the world. We also operated 395 Icing® stores as of February 1, 2014. During Fiscal 2013, we entered four new markets through franchising relationships. During Fiscal 2012, we entered Italy through company-operated stores and also entered the Latin American and Southeast Asian markets through our franchising program. During Fiscal 2011, we entered the strategically significant countries of Mexico and India through franchising relationships. Over the past 9 years, we have doubled the number of countries in which we operate or franchise.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 580 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of offering proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively. We believe our vertically integrated sourcing capabilities enable us to respond to quickly changing consumer trends.

Business Strategy

Our business strategy is designed to maximize our sales opportunities, earnings growth and cash flow:

Generate Organic Growth

Continue To Enhance Merchandise and In-Store Experience

We are focused on enhancing the fashion-orientation and quality of our product offerings to deliver a unique, proprietary assortment that is highly relevant to our target customers. We believe we can drive growth through intensifying key merchandise categories, especially in higher margin products such as jewelry. Jewelry as a percentage of sales has increased from 45.5% to 49.4% from Fiscal 2010 to Fiscal 2013.

We believe we can drive increased frequency of visits through our unique and compelling in-store environment. We aim to provide a consistent, engaging and brand-right customer experience across all of our company-operated and franchised stores worldwide. Additionally, we focus on improving ease of shopping and increasing sales productivity by enhancing store layout and merchandise displays. We will continue to develop our store management teams and sales associates emphasizing in-store operational excellence.

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

Expand and Upgrade Company-Operated Store Base

We have demonstrated a consistent track record of expanding our company-operated store base, opening 157, 110 and 127 new company-operated stores in Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively. Of our 127 new stores opened in Fiscal 2013, 66 were in Europe, 47 were in North America and 14 were in China. In January 2014, we made a decision to close our China stores, and are currently in the process of closing our 17 company-operated stores in that country. We plan to open a total of approximately 40 new stores in Fiscal 2014 across all of our markets in Europe and North America. We recently entered the country of Italy and believe it presents significant growth opportunities. In North America, the Claire’s ® brand has significant penetration but we continue to opportunistically pursue additional locations. We also believe there is a compelling opportunity to remodel key locations in both North America and Europe in order to create a more contemporary ambience and a visually appealing display of our innovative product offerings, and to further enhance our customer’s in-store experience. Historically, our remodel capital expenditures have produced increased sales returns similar to our new store expenditures. We typically target our most productive stores for remodel as they tend to deliver the best return on capital. We also evaluate stores whose leases are up for renewal and are likely to undergo a remodel. We plan to remodel approximately 120 additional Claire’s ® and Icing ® stores in Fiscal 2014.

In recent years, we have taken steps to reposition our Icing® brand. This repositioning further differentiated our Claire’s ® and Icing ® brands by moving from dual-tasked buying teams to dedicated buyers for Claire’s ® and Icing ®. We believe our product offering at Icing ® is now more appropriate for its core demographic. Furthermore, the product offering at Icing ® is now unique to the brand and no longer has any overlap with Claire’s ®. We have also redesigned the store environment to offer a more mature atmosphere and shopping environment. We believe these changes will allow Icing ® to offer a similar value proposition to Claire’s ® while becoming more relevant for its target customer and has positioned the concept for growth both domestically and abroad. We believe the Icing ® brand has long-term growth potential in North America, and during Fiscal 2013, we opened 31 new Icing ® stores and plan up to a total of 14 new store openings in Fiscal 2014. Over time, we plan to launch Icing ® internationally to countries where we can leverage the existing Claire’s expertise and infrastructure.

Franchise in New International Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that significant high potential “white space” opportunities remain. In 2013, we entered four new markets: Philippines, Costa Rica, Colombia and Serbia. In 2012, we entered Latin America and Southeast Asia. Within Latin America, we have partnered with a single franchisee to develop stores in sixteen new countries and, in 2012, opened franchise stores in four of these countries. Within Southeast Asia, we have partnered with another single franchisee to develop stores in five new countries and, in 2012, opened a franchise store in one of these countries. In 2011, under our franchise model, we entered into the countries of Mexico and India. We are currently studying our brand introduction strategy for Brazil, Russia, and Australia via our franchise model and we will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

Grow Our E-Commerce Sales

We believe that the increasing penetration of internet enabled devices within our customer base offers an opportunity to better connect with our customer and complement our in-store experience. We launched our e-commerce and mobile platforms in the United States during Fiscal 2011 and Fiscal 2012, respectively, to allow our target customer to shop with Claire’s® at her convenience. In addition, our on-line channel allows us to expand product offerings to include complementary products not available in our stores. In early Fiscal 2013, we launched Claire’s® e-commerce internationally starting in the United Kingdom, France, and Canada and also launched our e-commerce platform for Icing® in North America.

We believe that, over time, our digital platform represents a valuable tool for engaging with our customer, gathering feedback on her preferences and enhancing our product testing capabilities, all of which should drive higher sales productivity both in-store and online. We have also invested in developing new marketing capabilities in social media, such as our Facebook®, Instagram®, Twitter® and Pinterest® pages, and intend to further engage our customers through these channels.

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

For Fiscal 2013, the company-wide average in-store unit selling price for our products was $5.96 and the average transaction value was $15.55. Each Claire’s® store offers approximately 7,000 SKUs in the following major product categories:

•	Jewelry: Includes earrings, necklaces, bracelets, body jewelry and rings, as well as our ear piercing service; and

•	Accessories: Includes fashion and seasonal accessories, including headwear, legwear, hairgoods, handbags and small leather goods, attitude glasses, scarves, armwear and belts, sunglasses, hats, gloves, slippers and earmuffs; and our beauty product offerings.

For Fiscal 2013, the company-wide average in-store unit selling price for our products was $6.77 for jewelry and $5.36 for accessories. The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2013	Fiscal 2012	Fiscal 2011

Jewelry	49.4	47.9	46.1
Accessories	50.6	52.1	53.9

	100.0	100.0	100.0

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

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 580 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources a majority of our products. In Fiscal 2013, we purchased 86% of our merchandise from vendors based outside the United States, including 69% purchased from China. We are not dependent on any single supplier for our products. In Fiscal 2013, we sourced at least 90% of our merchandise from approximately 100 suppliers, none of which represented more than five percent of total purchases.

Our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, ships merchandise to our North America stores. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe. We distribute merchandise to our franchisees from a third party operated distribution center in Hong Kong. Our distribution centers ship merchandise by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times per week.

Stores

As of February 1, 2014, we operated a total of 3,114 stores, including 395 Icing® stores, and also franchised 421 stores globally. Our stores, company-wide, average net sales of approximately $488,000 and net sales per square foot of $481 for Fiscal 2013.

Store Design and Environment

The in-store shopping experience is integral to the Claire’s® and Icing® brands. Our Claire’s® stores are designed and merchandised to allow our customer to discover appealing merchandise in a “treasure hunt” setting. We strive to maintain a consistent look and experience across all of our company-operated and franchised stores through a disciplined plan-o-gram process that coordinates floor plan changes 8-10 times per year.

Our stores in North America are located primarily in shopping malls and average approximately 1,000 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 664 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2013, approximately 48% of our sales were made in cash, with the balance made by checks, debit cards, and credit cards.

Each of our stores is typically led by a manager and a full-time assistant manager. In addition, each store has one or more part-time employees, depending on store volume. We utilize a labor scheduling model that optimizes the number of hours allocated to appropriately staff for varying sales volumes expected during each week.

New Stores and Store Economics

We have a standardized procedure for efficient opening of new stores and their integration into our information and distribution systems. The floor plan, merchandise layout and marketing efforts are developed specific to each new location. In addition, we maintain qualified store opening teams to provide training to new store employees. On average, we open a new store within two-to-three months from the commencement of construction.

We have experienced in-house real estate and development capabilities. During Fiscal 2013, we opened 127 new company-operated stores globally. Our capital investment, which includes build-out costs and cash preopening costs, amounted to $86.1 million for new stores opened and remodels completed in Fiscal 2013. During the past three fiscal years, we have remodeled 678 stores and plan to remodel a total of approximately 120 stores in Fiscal 2014. Sales at our new stores ramp quickly and generate attractive returns. For a new store investment, we generally target a payback period of three years or less. The vast majority of our new stores have met or exceeded this target.

Store Openings, Closings and Future Growth

In Fiscal 2013, we opened 127 stores and closed 98 underperforming stores, for a net increase of 29 stores. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet the Company’s criteria. In Europe, we increased our store count by 24 stores, net, resulting in a total of 1,185 stores. In North America, we decreased our store count by 9 stores, net, to 1,912 stores. “Stores, net” refers to stores opened, net of closings. In China, we opened 14 stores, net, resulting in a total of 17. In January 2014, we made a decision to close our China stores, and are currently in the process of closing our 17 company-operated stores in that country.

Store Openings (Closings):	Fiscal 2013	Fiscal 2012	Fiscal 2011
North America
Openings	47	28	28
Closings	(56)	(60)	(47)

Net	(9)	(32)	(19)

Europe
Openings	66	79	129
Closings	(42)	(36)	(20)

Net	24	43	109

China
Openings	14	3	—
Closings	—	—	—

Net	14	3	—

Consolidated
Openings	127	110	157
Closings	(98)	(96)	(67)

Total	29	14	90

We plan to open approximately 40 company-operated stores globally in Fiscal 2014. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations. In Fiscal 2013, the average sales per store of our new stores were almost 1.5 times that of our average closed stores.

Store Count as of:	February 1, 2014	February 2, 2013	January 28, 2012

North America	1,912	1,921	1,953
Europe	1,185	1,161	1,118
China	17	3	—

Subtotal company-operated	3,114	3,085	3,071
Franchise	421	392	381

Total global stores	3,535	3,477	3,452

Financial Information About Segments

See Note 13 – Segment Reporting in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Marketing and Advertising

We rely on a multi-channel approach to marketing and advertising with a very limited reliance on traditional television, radio and print mediums. Given Claire’s® focus as a shopping destination, we invest in locating our stores in prominent, high-traffic locations. Our stores feature colorful displays showcasing our merchandise and latest trends, thus adding to the fun and playful atmosphere of the store. Our brands are also featured on the tags attached to most of our products. We believe that our target customer develops an affinity for our stores through frequent visits and through word-of-mouth publicity from her peers.

Our digital marketing effort includes our United States e-commerce site launched in Fiscal 2011, which has a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with social media, email and text campaigns which are complementary to in-store marketing. We leverage our Facebook® presence by posting content such as celebrity looks and Claire’s® promotions that are relevant to our target customer and have received over 1.5 million Likes on Facebook®. We use our email database to send weekly emails to over 1.9 million customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s®,” “Claire’s Accessories®,” and “Icing®.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia and Serbia. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Franchise strategy

Claire’s® has a strong global franchise platform with sophisticated franchise partners possessing strong retail experience, who also operate other leading retail brands. Claire’s® utilizes relationships with its franchisees to increase penetration in existing franchise markets, and intends to develop new franchise partnerships for entry into new geographic markets. In the future, we also intend to bring Icing® to Claire’s® franchise partners. Typically, franchise agreements range between 5–10 years, and provide the option for renewals. Claire’s® earns license and merchandise fees on merchandise shipped to franchisees and a mark-up on merchandise sold. We generally expect, based on our historical experience, that 2 to 3 franchise stores will be equivalent to the operating income contribution of one company-operated store. In addition, there is no capital expenditure requirement for Claire’s ® when a franchise partner opens a store.

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

We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some junior retail stores have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe we do not have a direct competitor of scale that focuses purely on our product categories. As a result, we believe we are highly differentiated from other teen apparel players and benefit from meaningful margins, in addition to having a significant international presence.

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2013 were 23%, 24%, 24% and 29%, respectively.

Employees

On February 1, 2014, we employed approximately 18,800 employees, 63% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

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

Fluctuations in the demand for retail jewelry and accessories especially affect the inventory we sell because we make decisions for the purchase and manufacture of merchandise with our suppliers in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in client demand patterns. Inventory levels in excess of client demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could negatively affect our operating results and brand image.

Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future.

Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, or if vendors and service providers are unable to obtain trade credit or factor their receivables, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business. In addition, the tightening of trade credit could limit our available liquidity.

A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.

We do not own or operate any manufacturing facilities. We purchased merchandise from approximately 580 suppliers in Fiscal 2013. Approximately 86% of our Fiscal 2013 merchandise was purchased from suppliers outside the United States, including approximately 69% purchased from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, on merchandise that we purchase could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. International pressure on China regarding revaluation of the Chinese yuan continues, which has included proposed United States Federal legislation to impose tariffs on imports from China unless the Chinese government revalues the Chinese yuan.

Fluctuations in foreign currency exchange rates could negatively impact our results of operations.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in United States dollars. As a result, our sourcing operations may be adversely affected by significant fluctuation in the value of the United States dollar against foreign currencies. We are also exposed to the gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries. We purchased approximately 69% of our merchandise from China in Fiscal 2013. During Fiscal 2013, the Chinese yuan strengthened against the United States dollar, and this trend may continue in Fiscal 2014. An increase in the Chinese yuan against the dollar means that we will have to pay more in United States dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales, which could have a material adverse effect on our operating results.

A decline in number of people who go to shopping malls could reduce the number of our customers, reduce our net sales and leave us with unsold inventory.

Substantially all of our North America stores are located in shopping malls. Our North America sales are derived, in part, from traffic in those shopping malls. We depend on the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also depend on the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from non-shopping mall retailers and other shopping malls where we do not have stores, and the closing of anchor tenants in a particular shopping mall. In addition, a decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls could result in decreased sales and leave us with unsold inventory, which would have a material adverse affect on our business, financial condition and results of operations.

The failure to grow our store base outside of North America, expand our international franchising business or grow our e-commerce business may adversely affect our business.

Our growth plans include expanding our store base outside of North America, with plans to expand our store base in Europe, Asia, and South America. We have limited experience in operating in some of these locations outside of North America. In January 2014, we made a decision to close our China stores, and are currently in the process of closing our 17 company-operated stores in that country. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Customers in our new markets may not be as familiar with our brands, and we may need to build brand awareness in these markets through greater investments in promotional activities. As a result, our sales may not be at volumes we plan or not result in the margins we anticipate. In addition, in many of these markets, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Also, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America operations. If our expansion plans outside of North America are unsuccessful or do not deliver an appropriate return on our investments, our consolidated operations and financial results could be materially and adversely affected.

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

We launched our United States e-commerce business in Fiscal 2011, and in Fiscal 2013, launched Icing® North America and Claire’s ® Europe e-commerce platforms. Failure to grow our current e-commerce business in the United States and Europe, or successfully launch and grow our e-commerce business in these new markets, could have a material adverse effect on our operating results and impede our growth strategy.

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our Notes.

Our success depends in part on our ability to improve sales. Our net sales for Fiscal 2013 declined to $1,513.2 million from $1,557.0 million for Fiscal 2012, and our same stores sales decreased 3.9% in Fiscal 2013 compared to Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to 52 weeks in Fiscal 2013. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

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

Additionally, the economic environment may at times make it difficult to determine the fair market rent of retail real estate properties within the countries in which we operate. This could impact the quality of our decisions to exercise lease options at previously negotiated rents, renew expiring leases or enter into new leases, in each case at negotiated rents. These decisions could also impact our ability to retain real estate locations adequate to meet our financial targets or efficiently manage the profitability of our existing store portfolio and could have a material adverse effect on our results of operations.

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

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and leverage the best of both our North America and Europe information systems to support our product supply chain, including merchandise planning and allocation, inventory and price management in those markets. We also continue to evaluate and implement modifications and upgrades to our information technology systems. Modifications involve replacing legacy systems with successor systems or making changes to the legacy systems and our ability to maintain effective internal controls. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data, and possibly encountering supply chain disruptions. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to our operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

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

Our industry is highly competitive.

The specialty retail business is highly competitive. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors. Although we launched our Claire’s® United States e-commerce site in Fiscal 2011, and, in Fiscal 2013, launched Icing® North America and Claire’s® Europe e-commerce platforms, significant shifts in customer buying patterns to purchasing fashionable jewelry and accessories at affordable prices through channels other than traditional shopping malls, could have a material adverse effect on our financial results.

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

Pursuant to the U.S. Patient Protection and Affordable Care Act, we will be required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

We depend on our key personnel.

We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of services of key members of our senior management team or of certain other key employees could also negatively affect our business.

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

While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act, and sanction laws administered by Office of Foreign Assets Control (OFAC) by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. In addition, we also conduct business directly in many countries and increased our international activities with the opening of company-operated stores in China in the latter part of Fiscal 2012. Accordingly, we are also subject to the Foreign Corrupt Practices Act, the U.K. Bribery Act, and OFAC sanction laws. Acts by our employees that violate these laws could subject us to criminal or civil sanctions and penalties. As a result, our results of operations could be adversely affected.

We rely on third parties to deliver our merchandise and if these third parties do not adequately perform this function, our business would be disrupted.

The efficient operation of our business depends on the ability of our third party carriers to ship merchandise directly to our distribution facilities and individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Timely receipt of merchandise by our stores and our customers may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise to our distribution facilities or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations.

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

We are significantly leveraged. As of February 1, 2014, our total debt was approximately $2.40 billion, consisting of borrowings under our Notes and a capital lease obligation. We cannot make assurances that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing or restructuring of those facilities or other indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, if any, and prevent us from meeting our obligations under the Credit Facility and Notes. Our high degree of leverage could have important consequences, including:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes and our Credit Facility each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of February 1, 2014, we had undrawn availability under our Credit Facility of $108.7 million. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and our Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, China, Italy and Luxembourg. We lease all of our company-operated 3,114 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

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

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of February 1, 2014. We believe our facilities are well maintained and are sufficient to meet our current and projected needs. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Global and Division management and distribution center	538,000	(1)
Birmingham, United Kingdom	Division management and distribution center	126,600	(2)
Pembroke Pines, Florida	Accounting	28,300
Shanghai, China	Division management	11,000
Hong Kong	Sourcing and buying	12,400
Paris, France	Field support	6,300	(3)
Madrid, Spain	Field support	2,200	(3)

(1)	Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. On February 19, 2010, we sold this Property to a third party. Contemporaneously with the sale, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.
(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 102,600 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval. The Birmingham, United Kingdom distribution center currently services our company-operated stores in Europe.
(3)	We maintain our human resource and select operating functions for these countries at these facilities.

In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores.

Item 3.	Legal Proceedings

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

Holders

As of April 1, 2014, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Acquisition. Our Credit Facility and the indentures governing the Notes restrict our ability to pay dividends.

Item 6.	Selected Financial Data

The balance sheet data as of February 1, 2014 and February 2, 2013 and statement of operations data for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The Consolidated Balance Sheet data as of January 28, 2012, January 29, 2011, and January 30, 2010 and the Consolidated Statement of Operations and Comprehensive Income (Loss) data for the fiscal years ended January 29, 2011 and January 30, 2010 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013 (1)	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011	Fiscal Year Ended January 30, 2010
	(In thousands, except for ratios and store data)

Statement of Operations Data:
Net sales	$1,513,177	$1,557,020	$1,495,900	$1,426,397	$1,342,389
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	753,631	755,996	724,775	685,111	663,269

Gross profit	759,546	801,024	771,125	741,286	679,120

Other expenses:
Selling, general and administrative	513,253	503,254	504,360	493,081	466,965
Depreciation and amortization	73,971	64,879	68,753	65,198	71,471
Impairment of assets	—	—	—	12,262	3,142
Severance and transaction-related costs	5,118	2,828	6,928	741	921
Other (income) expense, net	(4,568)	(6,105)	(1,254)	5,542	(5,493)

	587,774	564,856	578,787	576,824	537,006

Operating income	171,772	236,168	192,338	164,462	142,114
Gain (loss) on early debt extinguishment	(4,795)	(9,707)	6,405	13,388	36,412
Impairment of equity investment	—	—	—	6,030	—
Interest expense, net	223,361	210,797	176,475	157,706	177,418

Income (loss) from continuing operations before income taxes	(56,384)	15,664	22,268	14,114	1,108
Income tax expense	8,923	14,382	10,636	9,791	11,510

Income (loss) from continuing operations	$(65,307)	$1,282	$11,632	$4,323	$(10,402)

Other Financial Data:
Capital expenditures:
New stores and remodels (2)	$86,124	$64,398	$63,705	$40,126	$17,103
Other	12,870	9,455	12,912	9,689	8,395

Total capital expenditures	98,994	73,853	76,617	49,815	25,498
Cash interest expense (3)	217,081	165,495	136,533	108,923	126,733
Store Data:
Number of stores (at period end)
North America (4)	1,929	1,924	1,953	1,972	1,993
Europe	1,185	1,161	1,118	1,009	955

Total company-operated stores (at period end)	3,114	3,085	3,071	2,981	2,948
Joint venture	—	—	—	—	211
Franchise	421	392	381	395	195

Total global stores	3,535	3,477	3,452	3,376	3,354
Total gross square footage (000’s) (at period end)	3,170	3,117	3,092	3,012	2,982
Net sales per store (000’s) (5)	$488	$506	$494	$481	$454
Net sales per square foot (6)	$481	$502	$490	$476	$448
Balance Sheet Data (at period end)
Cash and cash equivalents (7)	$58,343	$166,956	$174,374	$279,766	$198,708
Total assets	2,731,632	2,799,272	2,763,025	2,866,449	2,834,105
Total debt (including capital lease)	2,396,018	2,390,652	2,403,672	2,524,286	2,521,878
Total stockholder’s deficit	(83,033)	(14,440)	(22,296)	(26,515)	(34,642)

(1)	Consists of 53 weeks.
(2)	For Fiscal 2013, Fiscal 2012, Fiscal 2011, Fiscal 2010, and Fiscal 2009 include expenditures for store related intangible assets in the amounts of $2,756, $5,049, $5,709, $1,104, and $546. Fiscal 2013, Fiscal 2012, Fiscal 2011, Fiscal 2010 and Fiscal 2009 include expenditures for construction-in-process of $4,115, $570, $393, $471, and $207.
(3)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind or accretion of debt premium.
(4)	Includes 17 and 3 China stores in Fiscal 2013 and Fiscal 2012, respectively.
(5)	Net sales per store are calculated based on the average number of stores during the period.
(6)	Net sales per square foot are calculated based on the average gross square feet during the period.
(7)	As of February 1, 2014, February 2, 2013, and January 28, 2012, cash and cash equivalents included restricted cash of $0 million, $0 million, and $4.4 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. As a result, our fiscal years ended February 1, 2014 (“Fiscal 2013”) and January 28, 2012 (“Fiscal 2011”) consisted of 52 weeks, while our fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and, effective in the third quarter of Fiscal 2012, we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first fiscal week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency exchange rates.

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experience that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of February 1, 2014, we operated a total of 3,114 owned stores of which 1,929 were located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands and China (North America segment) and 1,185 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores, and are currently in the process of closing our 17 company-operated stores in that country. We are currently studying reintroduction of our brand in China via our franchise model.

As of February 1, 2014, we also franchise stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia and Serbia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Financial activity for Fiscal 2013 includes the following:

•	Sales decrease of 2.8%; excluding the additional week of net sales in Fiscal 2012, the sales decrease would have been 1.3%.

•	Same store sales percentages (1):

Fiscal 2013
Consolidated	(3.9)%
North America	(4.6)%
Europe	(2.8)%

(1)	Computed on comparable 52 week basis: 52 weeks ended February 1, 2014 compared to the 52 weeks ended January 26, 2013.

•	Merchandise margin increased 40 basis points.

•	Operating income reduction of 27.3%; excluding the incremental expense of $6.9 million related to investments in China, Icing® North America e-commerce and Claire’s® Europe e-commerce platforms and the estimated impact of the additional week of operations in Fiscal 2012, the operating income reduction would have been 22.3%.

•	Operating income margin of 11.4%; excluding the incremental expense of $6.9 million related to investments in China, Icing® North America e-commerce and Claire’s® Europe e-commerce platforms, the operating income margin would have been 11.8%.

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes that mature March 15, 2020. We used approximately $61.7 million of the net proceeds to purchase approximately $60.5 million aggregate principal amount of our 9.25% senior fixed rate notes due 2015 (the “Senior Fixed Rate Notes”) and 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Notes”, and collectively, the “Senior Notes”) and to pay related fees and premiums pursuant to a tender offer. We used the remaining net proceeds, together with cash on hand, to repurchase an additional $149.5 million aggregate principal amount of Senior Fixed Rate Notes on June 3, 2013, pursuant to the redemption provisions applicable to such notes. On May 14, 2013, we issued $320.0 million aggregate principal amount of 7.75% Senior Notes due 2020 and used the net proceeds to redeem in full the remaining outstanding Senior Notes on June 13, 2013 pursuant to the redemption provisions applicable to such notes. As a result of our refinancings, our next debt maturity is June 1, 2017.

Operational activity for Fiscal 2013 includes the following:

•	Opened 127 new company-operated stores.

•	Closed 98 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria.

•	Partnered with franchisees with the potential to develop stores in 9 new countries; opened 54 franchised stores in 4 new countries.

•	Launched Icing® North America e-commerce and Claire’s® Europe e-commerce platforms.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$1,513,177	$1,557,020	$1,495,900
(Decrease) increase in same store sales	(3.9)%	1.8%	0.1%
Gross profit percentage	50.2%	51.4%	51.5%
Selling, general and administrative expenses as a percentage of net sales	33.9%	32.3%	33.7%
Depreciation and amortization as a percentage of net sales	4.9%	4.2%	4.6%
Severance and transaction-related costs as percentage of net sales	0.3%	0.2%	0.5%
Operating income	$171,772	$236,168	$192,338
Gain (loss) on early debt extinguishment	$(4,795)	$(9,707)	$6,405
Net income (loss)	$(65,307)	$1,282	$11,632
Number of stores at the end of the period (1)	3,114	3,085	3,071

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales in Fiscal 2013 decreased $43.8 million, or 2.8%, from Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2013. The decrease was attributable to a decrease in same store sales of $58.1 million, a decrease of $36.9 million due to the effect of store closures, and a decrease of $23.6 million for the additional week of net sales in Fiscal 2012, partially offset by new store sales of $67.6 million and a favorable foreign currency translation effect of our non-U.S. net sales of $7.2 million. Excluding the extra week of net sales in Fiscal 2012, net sales would have decreased 1.3%, or 1.8%, excluding the impact from foreign currency exchange rate changes.

For Fiscal 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.9% and a decrease in average transaction value of 1.0%.

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

For Fiscal 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.2%, partially offset by a decrease in average number of transactions per store of 2.2%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2013	Fiscal 2012	Fiscal 2011

Jewelry	49.4	47.9	46.1
Accessories	50.6	52.1	53.9

	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude our distribution center cost and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expense and “Depreciation and amortization” expense, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

In Fiscal 2013, gross profit percentage decreased 120 basis points to 50.2% compared to the prior fiscal year of 51.4%. The decrease in gross profit percentage consisted of a 170 basis point increase in occupancy costs, partially offset by a 40 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the effect of a decrease in same store sales combined with normal occupancy cost increases. The increase in merchandise margin resulted primarily from lower freight costs and inventory shrink, partially offset by an increase in markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

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

Selling, general and administrative expenses

In Fiscal 2013, selling, general and administrative expenses increased $10.0 million, or 2.0%, over the prior fiscal year. Excluding the estimated impact of the extra week of operations in Fiscal 2012 and an unfavorable $2.4 million foreign currency translation effect, selling, general and administrative expenses would have increased $16.0 million. This increase included $6.9 million of incremental expense related to investments in the Company’s Icing ® North America and Claire’s ® Europe e-commerce platforms and the China division. The remainder of the increase primarily resulted from payroll and non-cash stock compensation expense. As a percentage of net sales, selling, general and administrative expenses increased 160 basis points compared to the prior year.

In Fiscal 2012, selling, general and administrative expenses decreased $1.1 million, or 0.2%, over the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased 140 basis points compared to the prior year. Excluding the estimated impact of the extra week of operations in Fiscal 2012 and a favorable $9.9 million foreign currency translation effect, selling, general and administrative expenses would have increased $0.4 million.

Depreciation and amortization expense

Depreciation and amortization expense increased $9.1 million to $74.0 million during Fiscal 2013 compared to Fiscal 2012. Excluding an unfavorable $0.2 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $8.9 million.

Depreciation and amortization expense decreased $3.9 million to $64.9 million during Fiscal 2012 compared to Fiscal 2011. Excluding a favorable $1.0 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.9 million.

Severance and transaction-related costs

Since Fiscal 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we incurred $5.1 million, $2.8 million and $6.9 million of such costs, respectively.

Other income, net

The following is a summary of other (income) expense activity for Fiscal 2013, Fiscal 2012 and Fiscal 2011 (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Foreign currency exchange loss (gain), net	$342	$(1,437)	$899
Franchise fees	(4,889)	(4,668)	(1,904)
Other income	(21)	—	(249)

	$(4,568)	$(6,105)	$(1,254)

Gain (loss) on early debt extinguishment

The following is a summary of our note repurchase activity during Fiscal 2013 and Fiscal 2011 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions. There was no debt repurchase activity during Fiscal 2012.

	Fiscal 2013
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

During Fiscal 2012, we recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with our early repayment of indebtedness under our former senior secured term loan facility and replacement of our former $200.0 million senior secured revolving credit facility.

	Fiscal 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Interest expense, net

Interest expense for Fiscal 2013 aggregated $223.4 million, an increase of $12.6 million compared to the prior year. The increase is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bears a higher rate of interest than the Former Credit Facility. For Fiscal 2013, interest expense includes approximately $8.2 million of amortization of deferred debt issuance costs and approximately $2.1 million of accretion of debt premium.

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

See Note 4 – Debt in the Notes to Consolidated Financial Statements for components of interest expense, net.

Income taxes

In Fiscal 2013, our income tax expense was $8.9 million and our effective income tax rate was (15.8)%. Our effective income tax rate for Fiscal 2013 reflects income tax benefit of $19.7 million on book losses offset by income tax expense of $10.9 million on earnings of foreign subsidiaries and income tax expense of $37.2 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $14.8 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2013, we made net cash income tax payments of $18.4 million primarily for Europe.

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

See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$918,687	$977,310	$942,278
(Decrease) increase in same store sales	(4.6)%	1.9%	2.8%
Gross profit percentage	50.7%	52.9%	52.6%
Number of stores at the end of the period (1)	1,929	1,924	1,953

(1)	Number of stores excludes stores operated under franchise agreements and includes 17 and 3 China stores as of Fiscal 2013 and Fiscal 2012, respectively.

Net sales

Net sales in North America during Fiscal 2013 decreased $58.6 million, or 6.0% from Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2013. The decrease was attributable to a decrease in same store sales of $42.4 million, a decrease of $20.2 million due to the effect of store closures, a decrease of $13.4 million for the additional week of net sales in Fiscal 2012, and an unfavorable foreign currency translation effect of our non-U.S. net sales of $3.5 million, partially offset by new store sales of $20.9 million. Excluding the extra week of net sales in Fiscal 2012, net sales would have decreased 4.7%, or 4.4%, excluding the impact from foreign currency exchange rate changes.

For Fiscal 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.6% and a decrease in average transaction value of 1.5%.

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

For Fiscal 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.1%, partially offset by a decrease in average number of transactions per store of 2.5%.

Gross profit

In Fiscal 2013, gross profit percentage decreased 220 basis points to 50.7% compared to the gross profit percentage for Fiscal 2012 of 52.9%. The decrease in gross profit percentage consisted of a 220 basis point increase in occupancy costs and a 10 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the effect of a decrease in same store sales combined with normal occupancy cost increases. The decrease in merchandise margin resulted primarily from an increase in markdowns, partially offset by lower freight costs and inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2013	Fiscal 2012	Fiscal 2011

Jewelry	53.9	52.6	50.8
Accessories	46.1	47.4	49.2

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$594,490	$579,710	$553,622
(Decrease) increase in same store sales	(2.8)%	1.7%	(4.4)%
Gross profit percentage	49.4%	49.0%	49.8%
Number of stores at the end of the period (1)	1,185	1,161	1,118

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales in Europe during Fiscal 2013 increased $14.8 million, or 2.5%, from Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to Fiscal 2013. The increase was attributable to new store sales of $46.7 million, and a favorable foreign currency translation effect of our non-U.S. net sales of $10.7 million, partially offset by a decrease of $16.7 million due to the effect of store closures, a decrease in same store sales of $15.7 million and a decrease of $10.2 million for the additional week of net sales in Fiscal 2012. Excluding the extra week of sales in Fiscal 2012, net sales would have increased 4.4%, or 2.5%, excluding the impact from foreign currency exchange rate changes.

For Fiscal 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.6%, partially offset by an increase in average transaction value of 0.5%.

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

For Fiscal 2012, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.2%, partially offset by a decrease in average number of transactions per store of 3.3%.

Gross profit

In Fiscal 2013, gross profit percentage increased 40 basis points to 49.4% compared to the gross profit percentage for Fiscal 2012 of 49.0%. The increase in gross profit percentage consisted of a 120 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 90 basis point increase in occupancy costs. The increase in merchandise margin resulted from a reduction in markdowns, and inventory shrink and higher initial markups. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the effect of a decrease in same store sales combined with normal occupancy cost increases. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2013	Fiscal 2012	Fiscal 2011

Jewelry	42.6	40.3	38.2
Accessories	57.4	59.7	61.8

	100.0	100.0	100.0

Liquidity and Capital Resources

Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand. Our primary uses of cash are debt service requirements, new store expenditures, and working capital requirements. Cash outlays for the payment of interest are higher in Fiscal 2013 than in prior years as a result of cash interest payments for the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”) and Senior Secured Toggle Notes. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements.

We anticipate that cash generated from operations, borrowings under our Credit Facility (as described below) and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes will be approximately $195.2 million in Fiscal 2014, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our $115.0 million Credit Facility. No principal is due on the Notes until Fiscal 2017, when our 10.50% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. In addition, we anticipate the cash generated from operations, and borrowings under the Credit Facility will be sufficient to allow us to fund new store expenditures and future working capital requirements in both the next twelve months and over the longer term. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in Part I, Item 1A – Risk Factors.

Credit Facility

Our Former Credit Facility provided senior secured financing of up to $1.65 billion that consisted of the $1.45 billion Former Term Loan and the $200.0 million Former Revolver. On May 29, 2007, upon closing of the Transactions, we borrowed $1.45 billion under our Former Term Loan facility and were issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million. During Fiscal 2012, we issued $1,142.1 million of the 9.0% Senior Secured First Lien Notes, and used the net proceeds, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan.

On September 20, 2012, we terminated the Former Credit Facility and entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), us, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which we replaced the $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility maturing in September 2017.

Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs in each case, plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. We also pay a facility fee of 0.50% per annum of the committed amount of the Credit Facility whether or not utilized.

All obligations under the Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of our stock, and (ii) our existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of its stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes (described below), and senior to those securing the Senior Secured Second Lien Notes (described below).

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that, when the revolving loans and letters of credit outstanding exceed $15.0 million, we are required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of February 1, 2014, our Total Net Secured Leverage Ratio was 5.0 to 1.0. We must comply with this maximum Total Net Secured Leverage Ratio requirement, measured as of the most recent four consecutive quarter period for which financial statements have been (or were required to be) delivered to our lenders, at any time we request a borrowing that would result in such outstanding amount exceeding $15.0 million.

The Credit Facility also contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our Parent’s and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of February 1, 2014, we were in compliance with the covenants.

As of February 1, 2014, we had $6.3 million of letters of credit outstanding which reduces the borrowing availability under the Credit Facility to $108.7 million as of that date.

Merger Notes

In connection with the Transactions, we also issued three series of Merger Notes. Our Senior Notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”); and (2) $350.0 million of 9.625%/10.375% senior toggle notes 2015 (the “Senior Toggle Rate Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”). For any interest period through June 1, 2011, we were allowed to elect to pay interest on the Senior Toggle Rate Notes (i) entirely in cash, (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Rate Notes or by issuing payment in kind (PIK) Notes, or (iii) 50% as cash interest and 50% as PIK interest. We elected to pay interest in kind on our 9.625%/10.375% Senior Toggle Rate Notes for the interest periods beginning June 2, 2008 through June 1, 2011. This election, net of reductions for note repurchases, increased the principal amount on the Senior Toggle Rate Notes by $109.5 million as of February 2, 2013. The accrued payment in kind interest is included in “Long-term debt” in the Consolidated Balance Sheets. Effective June 2, 2011, the Company began accruing cash interest. As of June 13, 2013, the Senior Fixed Rate Notes and the Senior Toggle Rate Notes have been redeemed in full and are no longer outstanding.

We also issued 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) in an initial aggregate principal amount of $335.0 million. The Senior Subordinated Notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum.

The Senior Subordinated Notes are guaranteed on an unsecured basis by all of our existing and future direct or indirect, wholly-owned domestic subsidiaries that guarantee the Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X.

Interest on the Senior Subordinated Notes is payable semi-annually to holders of record at the close of business on May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 2007. The Senior Subordinated Notes are also subject to certain redemption and repurchase rights as described in Note 4 – Debt in the Notes to Consolidated Financial Statements.

8.875% Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary’s guarantors’ obligations under the Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our Former Revolver (without terminating the commitment) and to repay indebtedness under the Former Term Loan.

Interest on the Senior Secured Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011. The notes are also subject to certain redemption and repurchase rights as discussed in Note 4 – Debt in the Notes to Consolidated Financial Statements.

9.0% Senior Secured First Lien Notes

On February 28, 2012, we issued $400.0 million aggregate principal amount of the 9.0% Senior Secured First Lien Notes. The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, we issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, we issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.5% of the principal amount.

Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interest held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing the Credit Facility and the 6.125% Senior Secured First Lien Notes (described below), as and senior to those securing the Senior Secured Second Lien Notes. The notes are also subject to certain redemption and repurchase rights as discussed in Note 4 – Debt in the Notes to Consolidated Financial Statements.

We used the net proceeds of the offerings of the 9.0% Senior Secured First Lien Notes, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan.

6.125% Senior Secured First Lien Notes

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of

Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing the Credit Facility and the 9.0% Senior Secured First Lien Notes, and senior to those securing the Senior Secured Second Lien Notes. The Notes are also subject to certain redemption and repurchase rights as described in Note 4 – Debt in the Notes to Consolidated Financial Statements. The notes are also subject to certain redemption and repurchase rights as discussed in Note 4 – Debt in the Notes to Consolidated Financial Statements.

We used approximately $61.7 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase approximately $60.5 million aggregate principal amount of Senior Notes and to pay related fees and premiums pursuant to a tender offer for such Senior Notes, including $4.0 million in financing costs which have been recorded as “Deferred financing costs, net” in the accompanying Consolidated Balance Sheet. The remaining net proceeds, together with cash on hand, were used to repurchase an additional $149.5 million aggregate principal amount of Senior Notes on June 3, 2013, pursuant to the redemption provisions applicable to such Notes.

7.75% Senior Notes

On May 14, 2013, we issued $320.0 million aggregate principal amount of 7.75% senior notes that mature on June 1, 2020 (the “7.75% Senior Notes”). The 7.75% Senior Notes were issued at a price equal to 100.00% of the principal amount. Interest on the 7.75% Senior Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The 7.75% Senior Notes are guaranteed by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 7.75% Senior Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the 7.75% Senior Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the Credit Facility, the Senior Secured Second Lien Notes, the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes, to the extent of the value of assets securing such indebtedness.

We used the net proceeds of the offering of the 7.75% Senior Notes to redeem all outstanding $31.8 million aggregate principal amount of Senior Fixed Rate Notes and all outstanding $280.7 million aggregate principal amount of Senior Toggle Notes on June 13, 2013 pursuant to the redemption provisions applicable to such notes. The notes are also subject to certain redemption and repurchase rights as discussed in Note 4 – Debt in the Notes to Consolidated Financial Statements.

Note Covenants

Our Senior Subordinated Notes, Senior Secured Second Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes and 7.75% Senior Notes, (collectively, the “Notes”) contain certain covenants that, among other things, and subject to certain exceptions and other basket amounts. These exceptions are basket amounts are intended to provide us flexibility to operate our business in the ordinary course. These covenants restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of February 1, 2014, we were in compliance with the covenants.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.5 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of February 1, 2014, we had a reduction of $2.4 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Analysis of Consolidated Financial Condition

A summary of cash flows (used in) provided by operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Operating activities	$(3,153)	$106,695	$102,560
Investing activities	(98,791)	(68,494)	(57,384)
Financing activities	(3,575)	(40,179)	(132,687)

Our working capital at the end of Fiscal 2013 was $31.8 million compared to $122.1 million at the end of Fiscal 2012, a decrease of $90.3 million. The decrease in working capital mainly reflects a decrease in cash and cash equivalents of $108.6 million, a decrease in prepaid expense and other items of $3.6 million, and a net increase in trade accounts and income tax payables of $4.1 million, partially offset by an increase in inventories of $21.3 million and a decrease in accrued liabilities of $4.7 million.

Cash flows from operating activities

In Fiscal 2013, cash used in operations increased $109.8 million compared to Fiscal 2012. The primary reason for the increase was an increase in interest payments of $51.6 million, a decrease in operating income before depreciation and amortization expense, stock compensation expense (benefit) and other non-cash items of $50.9 million, and a net change in working capital and other items of $7.3 million.

In Fiscal 2012, cash provided by operations increased $4.1 million compared to Fiscal 2011. The primary reason for the increase was an increase in operating income before depreciation and amortization expense, stock compensation benefit and foreign exchange loss on the Euro denominated loan of $42.1 million; partially offset by an increase in interest payments of $29.0 million and, an increase in net change in working capital and other items, excluding cash and cash equivalents and restricted cash, of $9.0 million.

Cash flows from investing activities

In Fiscal 2013, cash used in investing was $98.8 million and consisted of $98.8 million for net capital expenditures.

In Fiscal 2012, cash used in investing was $68.5 million and primarily consisted of $72.8 million for net capital expenditures, partially offset by a $4.4 million decrease in restricted cash associated with the termination of the interest rate swap agreement.

In Fiscal 2014, we currently expect to fund approximately $45.0 million to $50.0 million of capital expenditures to open new stores and remodel existing stores.

Cash flows from financing activities

In Fiscal 2013, cash used in financing activities was $3.6 million and primarily consisted of proceeds of $530.0 million from the issuance of $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and $320.0 million aggregate principal amounts of 7.75% Senior Notes, partially offset by note repurchases of $521.8 million to retire $220.3 million aggregate principal amount of Senior Fixed Rate Notes and $302.2 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer and note redemptions, payment of $1.9 million in tender premiums and fees, and payment of $9.9 million in financing costs.

In Fiscal 2012, cash used in financing activities was $40.2 million and primarily consisted of the issuance of $1,142.1 million of 9.0% Senior Secured First Lien Notes used, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan and to pay $28.0 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been privately-negotiated, open market transactions.

Cash position

As of February 1, 2014, we had consolidated cash and cash equivalents of $58.3 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of February 1, 2014, our foreign subsidiaries held cash and cash equivalents of $44.4 million. In Fiscal 2013 and Fiscal 2012, we did not repatriate any cash held by foreign subsidiaries, but we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of February 1, 2014, we do not expect to pay U.S. income tax on Fiscal 2014 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2013 and the fiscal years 2014 through 2018. Beyond fiscal year 2018, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings and closures, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our past performance post-recession.

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

Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2013, Fiscal 2012 or Fiscal 2011. The fair value of our Europe reporting unit was substantially in excess of its carrying value. However, in connection with our Fiscal 2013 annual impairment testing, we noted one reporting unit which was more sensitive to near-term changes in same store sale percentages and discounted cash flow assumptions: North America with $1.24 billion of goodwill as of November 2, 2013 and fair value in excess of its carrying value of net assets of approximately 6%. While the reporting unit passed the first step of the impairment test, if the reporting unit’s operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of this reporting unit, the estimated fair value could decline and lead to a goodwill impairment charge in the future.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. We did not recognize any impairment charges during Fiscal 2013, Fiscal 2012 or Fiscal 2011.

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

During Fiscal 2013, we reported an increase of $32.0 million in valuation allowance against our U.S. deferred tax assets and an increase of $1.6 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2012, we reported an increase of $9.4 million in the valuation allowance against our U.S. deferred tax assets and an increase of $4.3 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2011, we reported an increase of $4.0 million in the valuation allowance against our U.S. deferred tax assets and no change in the valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Stock-based compensation expense for time-vested stock awards granted in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was recorded over the requisite service period using the graded-vesting method for the entire award.

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

The fair values of time-vested stock options and BOGO options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were determined using the Black-Scholes option-pricing model. The fair values of performance based stock options issued during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.

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

Our estimates of stock price volatility, interest rate, grant date fair value and expected term of options and restricted stock are affected by illiquidity in credit markets, consumer spending and current and future economic conditions. As future events and their effects can not be determined with precision, actual results could differ significantly from our estimates. See Note 8 – Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements.

Derivatives and Hedging

We do not have any derivative and hedging activity since September 20, 2012, when we terminated our former interest rate swap. During the periods when we had the interest rate swap, we followed the accounting treatment described below.

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

For derivatives that qualify as cash flow hedges, we report the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassify it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized into income immediately. No ineffective portion was recorded into earnings during Fiscal 2012 and Fiscal 2011, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income. We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.

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

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of February 1, 2014:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years	More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,364.6	$—	$—	$259.6	$2,105.0	(2)
Capital lease obligation	42.3	2.3	4.8	5.0	30.2
Unrecorded Contractual Obligations:
Operating lease obligations (3)	1,082.7	222.4	350.5	221.3	288.5
Interest (4)	1,131.0	195.2	414.6	373.1	148.1
Letters of credit	6.3	6.3	—	—	—

Total	$4,626.9	$426.2	$769.9	$859.0	$2,571.8

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.
(2)	Includes $1,125.0 million (excluding unamortized premium of $14.2 million) under our 9.0% Senior Secured First Lien Notes, $450.0 million under our 8.875% Senior Secured Second Lien Notes, $210.0 million under our 6.125% Senior Secured First Lien Notes, and $320.0 million under our 7.75% Senior Notes.
(3)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.
(4)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2013 were 23%, 24%, 24% and 29%, respectively. See Note 12 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and maintaining bank accounts with a group of credit worthy financial institutions. As of February 1, 2014, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

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

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. At February 1, 2014, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income” are $(4.4) million, $5.5 million and $(4.8) million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

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

Item 8.	Financial Statements and Supplementary Data

Page No.

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	52

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	53

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	54

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	55

Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 2, 2014

Miami, Florida

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,343	$166,956
Inventories	178,882	157,549
Prepaid expenses	19,471	19,701
Other current assets	26,305	29,621

Total current assets	283,001	373,827

Property and equipment:
Furniture, fixtures and equipment	260,709	234,209
Leasehold improvements	335,858	312,789

	596,567	546,998
Less accumulated depreciation and amortization	(347,408)	(325,618)

	249,159	221,380

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(3,611)	(2,708)

	14,444	15,347

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $65,194 and $57,672, respectively	541,095	547,433
Deferred financing costs, net of accumulated amortization of $38,917 and $27,156, respectively	39,481	41,381
Other assets	54,396	49,848

	2,185,028	2,188,718

Total assets	$2,731,632	$2,799,272

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	84,364	73,445
Income taxes payable	3,729	10,508
Accrued interest payable	68,338	68,254
Accrued expenses and other current liabilities	94,727	99,529

Total current liabilities	251,158	251,736

Long-term debt	2,378,786	2,373,366
Obligation under capital lease	17,124	17,232
Deferred tax liability	119,564	120,968
Deferred rent expense	32,000	29,859
Unfavorable lease obligations and other long-term liabilities	16,033	20,551

	2,563,507	2,561,976

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,499	618,403
Accumulated other comprehensive income (loss), net of tax	(1,109)	3,273
Accumulated deficit	(701,423)	(636,116)

	(83,033)	(14,440)

Total liabilities and stockholder’s deficit	$2,731,632	$2,799,272

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Net sales	$1,513,177	$1,557,020	$1,495,900
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	753,631	755,996	724,775

Gross profit	759,546	801,024	771,125

Other expenses:
Selling, general and administrative	513,253	503,254	504,360
Depreciation and amortization	73,971	64,879	68,753
Severance and transaction-related costs	5,118	2,828	6,928
Other income, net	(4,568)	(6,105)	(1,254)

	587,774	564,856	578,787

Operating income	171,772	236,168	192,338
Gain (loss) on early debt extinguishment	(4,795)	(9,707)	6,405
Interest expense, net	223,361	210,797	176,475

Income (loss) before income tax expense	(56,384)	15,664	22,268
Income tax expense	8,923	14,382	10,636

Net income (loss)	$(65,307)	$1,282	$11,632

Net income (loss)	$(65,307)	$1,282	$11,632

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(940)	1,182	(663)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit) of $(36), $142 and $(171)	(3,442)	4,283	(4,111)
Unrealized gain (loss) on interest rate swap, net of tax of $0, $0 and $0	—	375	(993)
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	—	1,784	—

Other comprehensive income (loss)	(4,382)	7,624	(5,767)

Comprehensive income (loss)	$(69,689)	$8,906	$5,865

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss), net	Accumulated deficit	Total
Balance: January 29, 2011	100	$—	$621,099	$1,416	$(649,030)	$(26,515)
Net income	—	—	—	—	11,632	11,632
Stock option benefit	—	—	(1,661)	—	—	(1,661)
Restricted stock expense, net of unearned compensation	—	—	15	—	—	15
Foreign currency translations adjustments	—	—	—	(663)	—	(663)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(4,111)	—	(4,111)
Unrealized (loss) gain on interest rate swap, net of tax	—	—	—	(993)	—	(993)

Balance: January 28, 2012	100	—	619,453	(4,351)	(637,398)	(22,296)
Net income	—	—	—	—	1,282	1,282
Stock option benefit	—	—	(1,050)	—	—	(1,050)
Foreign currency translations adjustments	—	—	—	1,182	—	1,182
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	4,283	—	4,283
Unrealized (loss) gain on interest rate swap, net of tax	—	—	—	375	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	—	—	—	1,784	—	1,784

Balance: February 2, 2013	100	—	618,403	3,273	(636,116)	(14,440)
Net loss	—	—	—	—	(65,307)	(65,307)
Stock option expense	—	—	1,096	—	—	1,096
Foreign currency translations adjustments	—	—	—	(940)	—	(940)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(3,442)	—	(3,442)

Balance: February 1, 2014	100	$—	$619,499	$(1,109)	$(701,423)	$(83,033)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Cash flows from operating activities:
Net income (loss)	$(65,307)	$1,282	$11,632
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	73,971	64,879	68,753
Amortization of lease rights and other assets	3,675	3,279	3,189
Amortization of debt issuance costs	8,166	9,927	13,106
Accretion of debt premium	(2,120)	(831)	—
Payment of in kind interest expense	—	—	11,831
Foreign currency exchange net gain on Euro Loan	—	—	(1,953)
Net unfavorable accretion of lease obligations	(691)	(826)	(657)
Loss on sale/retirement of property and equipment, net	1,481	96	42
Loss (gain) on early debt extinguishment	4,795	9,707	(6,405)
Gain on sale of intangible assets/lease rights	(172)	(493)	(90)
Stock compensation expense (benefit)	1,096	(1,050)	(1,646)
(Increase) decrease in:
Inventories	(21,079)	(13,418)	(8,394)
Prepaid expenses	735	578	1,376
Other assets	(2,964)	(9,833)	(5,852)
Increase (decrease) in:
Trade accounts payable	9,094	10,517	7,311
Income taxes payable	(6,435)	629	(1,991)
Accrued interest payable	83	36,395	15,081
Accrued expenses and other liabilities	(6,592)	(4,804)	(3,511)
Deferred income taxes	(2,411)	(196)	(1,582)
Deferred rent expense	1,522	857	2,320

Net cash (used in) provided by operating activities	(3,153)	106,695	102,560

Cash flows from investing activities:
Acquisition of property and equipment	(92,123)	(68,234)	(70,515)
Acquisition of construction-in-process	(4,115)	(570)	(393)
Acquisition of intangible assets/lease rights	(2,756)	(5,049)	(5,709)
Proceeds from sales of intangible assets/lease rights	203	1,009	816
Changes in restricted cash	—	4,350	18,417

Net cash used in investing activities	(98,791)	(68,494)	(57,384)

Cash flows from financing activities:
Proceeds from revolving credit facility	137,800	—	—
Payments on revolving credit facility	(137,800)	—	—
Payments on former credit facility	—	(1,154,310)	(438,940)
Proceeds from notes	530,000	1,142,125	450,000
Payment of short-term debt	—	—	(54,653)
Repurchases of notes, including tender premiums and fees	(523,660)	—	(78,343)
Payment of debt issuance costs	(9,861)	(27,990)	(10,751)
Principal payments of capital lease	(54)	(4)	—

Net cash used in financing activities:	(3,575)	(40,179)	(132,687)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,094)	(1,090)	1,633

Net decrease in cash and cash equivalents	(108,613)	(3,068)	(85,878)
Cash and cash equivalents, at beginning of period	166,956	170,024	255,902

Cash and cash equivalents, at end of period	58,343	166,956	170,024
Restricted cash, at end of period	—	—	4,350

Cash and cash equivalents and restricted cash, at end of period	$58,343	$166,956	$174,374

Supplemental disclosure of cash flow information:
Interest paid	$217,081	$165,495	$136,533
Income taxes paid	18,358	14,830	14,283

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

Nature of Operations - Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards young women, teens, tweens and kids. The Company is organized into two segments: North America and Europe. The Company has company-operated stores throughout the United States, Puerto Rico, Canada, the U.S. Virgin Islands and China (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). In January 2014, we made a decision to close our China stores, and are currently in the process of closing our 17 company-operated stores in that country.

Acquisition of Claire’s Stores, Inc. - In May 2007, the Company was acquired by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (“Apollo Management,” and such funds and co-investment vehicles, the “Apollo Funds”), and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (the “Acquisition”).

The purchase of the Company and the payment of the related fees and expenses were financed through the Company’s borrowings under a bank credit facility (the “Former Credit Facility”), the Company’s issuance of senior and senior subordinated notes (the “Merger Notes”), equity contributions by the Apollo Funds and cash on hand at the Company. At the time of the Acquisition, the Company did not have any material indebtedness.

The closing of the Acquisition occurred simultaneously with:

•	the closing of the Company’s Former Credit Facility, consisting of a senior secured term loan facility (the “Former Term Loan”) and a revolving credit facility (the “Former Revolver”) of $1.65 billion;

•	the closing of the Company’s Merger Notes offering in the aggregate principal amount of $935.0 million; and

•	the equity investment by the Apollo Funds, collectively, of approximately $595.7 million.

The aforementioned transactions, including the Acquisition, the incurrence of indebtedness pursuant to the Former Credit Facility and the Merger Notes and payment of costs related to these transactions, are collectively referred to as the “Transactions.”

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

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years ended February 1, 2014 (“Fiscal 2013”) and January 28, 2012 (“Fiscal 2011”) consisted of 52 weeks, respectively. The fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of February 1, 2014, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method for North America and average cost method, at an individual item level, for Europe.

Prepaid Expenses – Prepaid expenses as of February 1, 2014 and February 2, 2013 included the following components (in thousands):

	February 1, 2014	February 2, 2013
Prepaid rent and occupancy	$17,071	$17,853
Prepaid insurance	438	636
Other	1,962	1,212

Total prepaid expenses	$19,471	$19,701

Other Current Assets - Other current assets as of February 1, 2014 and February 2, 2013 included the following components (in thousands):

	February 1, 2014	February 2, 2013
Credit card receivables	$7,064	$6,968
Franchise receivables	3,708	4,367
Store supplies	5,976	7,158
Deferred tax assets, net of valuation allowance	4,600	6,606
Income taxes receivable	4	37
Other	4,953	4,485

Total other current assets	$26,305	$29,621

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated, at the Company’s option, by first performing a qualitative assessment for any reporting unit for any period or by bypassing the qualitative assessment and proceeding directly to the first step of our two-step goodwill impairment test. If the Company determines, on the basis of qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than the carrying value amount, then performing the two-step impairment test would be unnecessary. The first step of the two-step goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step of the two-step goodwill impairment test involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 3 – Goodwill and Other Intangible Assets.

Intangible Assets – Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its Europe subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 3 – Goodwill and Other Intangible Assets.

Deferred Financing Costs – Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), were $8.2 million, $9.9 million and $13.1 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Other Assets - Other assets as of February 1, 2014 and February 2, 2013 included the following components (in thousands):

	February 1, 2014	February 2, 2013
Initial direct costs of leases	$17,568	$17,811
Prepaid lease payments	8,235	8,390
Deferred tax assets, non-current	4,244	1,152
Other	24,349	22,495

Total other assets	$54,396	$49,848

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

Accrued Expenses and Other Current Liabilities – Accrued expenses and other current liabilities as of February 1, 2014 and February 2, 2013 included the following components (in thousands):

	February 1, 2014	February 2, 2013
Compensation and benefits	$33,444	$40,025
Gift cards and certificates	23,125	22,695
Sales and local taxes	17,441	15,708
Store rent	2,460	3,012
Other	18,257	18,089

Total accrued expenses and other current liabilities	$94,727	$99,529

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

Cost of Sales - Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative expenses,” and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $12.3 million, $11.7 million and $12.4 million, for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Expenses - The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $12.6 million, $11.9 million and $15.9 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Rent Expense - The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 6 – Commitments and Contingencies.

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

The Company is subject to tax audits in numerous jurisdictions, including the United States, individual states and localities, and internationally. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return. This guidance requires that the Company determine whether a tax position is more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained. See Note 10 – Income Taxes for further information.

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These foreign currency transaction losses (gains) were approximately $0.3 million, $(1.4) million and $0.9 million, for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Comprehensive Income (Loss) - Comprehensive income (loss) represents a measure of all changes in shareholder’s deficit except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company’s total comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, gain (loss) on intra-entity foreign currency transactions, reclassification of foreign currency translation adjustments into net income (loss) and adjustments for derivative instruments accounted for as cash flow hedges. Amounts included in “Comprehensive income (loss)” are recorded net of income taxes.

Derivative Financial Instruments – The Company recognizes the fair value of derivative financial instruments in the Consolidated Balance Sheets. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income (loss). The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company did not have any derivative instruments as of February 1, 2014 or February 2, 2013. See Note 5 – Derivatives and Hedging Activities for further information.

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. There was no impairment of the Company’s non-financial assets during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, and long-term debt. Cash and cash equivalents, accounts receivable, and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and consist of U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $2.36 billion at February 1, 2014, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.41 billion at February 2, 2013, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2013 and early adoption is permitted. The Company does not expect adoption of ASU 2013-11 will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance in first quarter of Fiscal 2013 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Reclassifications – The Consolidated Financial Statements include certain reclassifications of prior period amounts in order to conform to current year presentation.

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

The changes in the carrying amount of goodwill during Fiscal 2013 and Fiscal 2012 by reporting unit are as follows (in thousands):

	North America	Europe	Total

Balance as of February 1, 2014 and February 2, 2013:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

The carrying amount and accumulated amortization of identifiable intangible assets as of February 1, 2014 and February 2, 2013 were (in thousands):

		February 1, 2014		February 2, 2013
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 4 to 19	$86,145	$(13,142)	$85,125	$(10,758)
Franchise agreements	4 to 9	40,738	(23,005)	40,738	(19,813)
Favorable lease obligations	10	30,827	(28,509)	30,815	(26,690)
Other	5	872	(538)	718	(411)

Total intangible assets subject to amortization		158,582	(65,194)	157,396	(57,672)

Indefinite-lived intangible assets:
Indefinite-lived tradenames		$447,107	$—	$447,109	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		447,707	—	447,709	—

Total intangible assets		$606,289	$(65,194)	$605,105	$(57,672)

(1)	Amounts include lease rights not currently subject to amortization of $52,350 and $53,998 as of February 1, 2014 and February 2, 2013, respectively.

For Fiscal 2013, Fiscal 2012 and Fiscal 2011, amortization expense of $8.2 million, $8.4 million and $10.8 million, respectively, was recognized by the Company.

Intangible Asset Acquisitions (in 000’s)	Amortizable	Weighted Average Amortization Period for Amortizable Intangible Asset Acquisitions
Lease rights:
Fiscal 2013	$1,389	10.0
Fiscal 2012	2,276	9.3
Fiscal 2011	1,855	9.9
Other:
Fiscal 2013	154	5.0
Fiscal 2012	173	5.0
Fiscal 2011	46	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2013 was 9.5 years.

The remaining net amortization as of February 1, 2014 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2014	$7,329
2015	6,202
2016	5,528
2017	5,011
2018	4,792
2019 and thereafter	12,176

Total	$41,038

4.	DEBT

Debt as of February 1, 2014 and February 2, 2013 included the following components (in thousands):

	February 1, 2014	February 2, 2013

Long-term debt:
9.25% Senior fixed rate notes due 2015	$—	$220,270
9.625%/10.375% Senior toggle notes due 2015	—	302,190
10.5% Senior subordinated notes due 2017	259,612	259,612
9.0% Senior secured first lien notes due 2019 (1)	1,139,174	1,141,294
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	320,000	—

Long-term debt	$2,378,786	$2,373,366

Obligation under capital lease (including current portion)	$17,232	$17,286

(1)	Amount includes unamortized premium of $14,174 and $16,294 as of February 1, 2014 and February 2, 2013, respectively.

As of February 1, 2014, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2014	$2,311	$—
2015	2,357	—
2016	2,404	—
2017	2,453	259,612
2018	2,502	—
Thereafter	30,272	2,105,000

Total	42,299	$2,364,612

Imputed interest	(25,067)

Present value of minimum capital lease principal payments	17,232
Current portion	108

Long-term capital lease obligation	$17,124

The Company’s interest expense, net for Fiscal 2013, Fiscal 2012 and Fiscal 2011 included the following components (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Term loan facility	$—	$17,644	$38,226
Revolving credit facility	1,745	935	1,576
9.25% Senior fixed rate notes due 2015	6,021	20,663	20,663
9.625%/10.375% Senior toggle notes due 2015	9,895	29,493	32,263
10.5% Senior subordinated notes due 2017	27,191	27,642	27,118
9.0% Senior secured first lien notes due 2019 (1)	100,999	62,504	—
8.875% Senior secured second lien notes due 2019	39,838	40,716	36,120
6.125% Senior secured first lien notes due 2020	11,379	—	—
7.75% Senior notes due 2020	17,875	—	—
Note payable to bank	—	—	5,535
Capital lease obligation	2,205	2,203	2,151
Amortization of deferred debt issue costs	8,166	9,927	13,106
Accretion of debt premium	(2,120)	(831)	—
Other interest expense	232	99	98
Interest income	(65)	(198)	(381)

Interest expense, net	$223,361	$210,797	$176,475

Accrued interest payable as of February 1, 2014 and February 2, 2013 consisted of the following components (in thousands):

	February 1, 2014	February 2, 2013
Revolving credit facility	$78	$75
9.25% Senior fixed rate notes due 2015	—	3,582
9.625%/10.375% Senior toggle notes due 2015	—	5,114
10.5% Senior subordinated notes due 2017	4,718	4,793
9.0% Senior secured first lien notes due 2019 (1)	38,942	39,220
8.875% Senior secured second lien notes due 2019	15,361	15,470
6.125% Senior secured first lien notes due 2020	4,947	—
7.75% Senior notes due 2020	4,292	—

Total accrued interest payable	$68,338	$68,254

LONG-TERM DEBT

Credit Facility

The Former Credit Facility was with a syndication of lenders and consisted of a $1.45 billion senior secured Former Term Loan and a $200.0 million senior secured Former Revolver. At the consummation of the Merger, the Company drew the full amount of the Former Term Loan and was issued a $4.5 million letter of credit. The letter of credit was subsequently increased to $6.0 million and later reduced to $4.8 million. During Fiscal 2012, we issued $1,142.1 million of the 9.0% Senior Secured First Lien Notes that mature on March 15, 2019 (the “9.0% Senior Secured First Lien Notes”). We used the net proceeds together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan.

On September 20, 2012, the Company terminated the Former Credit Facility and entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “Credit Facility”), pursuant to which the Company replaced the $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility maturing in 2017.

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

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of the Company’s capital stock, prior to an initial public offering of its stock, and (ii) substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 9.0% Senior Secured First Lien Notes (described below) and the 6.125% Senior Secured First Lien Notes (described below), and senior to those securing the Senior Secured Second Lien Notes (described below).

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that, when the revolving loans and letters of credit outstanding exceed $15.0 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of February 1, 2014, our Total Net Secured Leverage Ratio was 5.0 to 1.0. In addition, under the Credit Facility, the Company must comply with this maximum Total Net Secured Leverage Ratio requirement, measured as of the most recent four consecutive quarter period for which financial statements have been (or were required to be) delivered to our lenders, at any time we request a borrowing that would result in such outstanding amount exceeding $15.0 million.

At February 1, 2014 and February 2, 2013, there were no borrowings outstanding under the Credit Facility. The Company must also pay customary letter of credit fees and agency fees. As of February 1, 2014, the Company had $6.3 million of letters of credit outstanding.

The Credit Facility also contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit the Company’s Parent’s and the Company’s restricted subsidiaries’ ability to, among other things:

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

10.50% Senior Subordinated Notes

In connection with the Transactions, the Company issued $335.0 million of 10.50% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are senior subordinated obligations of the Company and will mature on June 1, 2017. Interest is payable semi-annually at 10.50% per annum, which commenced on December 1, 2007.

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

8.875% Senior Secured Second Lien Notes

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

The Company may also redeem the Senior Secured Second Lien Notes prior to March 15, 2015, subject to certain notice periods, at a price equal to 100% of the principal amount of the Senior Secured Second Lien Notes redeemed plus an applicable premium and accrued and unpaid interest, if any.

The Company used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire $194.0 million outstanding under the Former Revolver (without terminating the commitment) and to repay $241.0 million indebtedness under the Former Term Loan.

9.0% Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of the 9.0% Senior Secured First Lien Notes. The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount.

Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first priority lien on substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the 9.0% Senior Secured First Lien Notes rank equally to the liens securing the Credit Facility and the 6.125% Senior Secured First Lien Notes (described below), and senior to those securing the Senior Secured Second Lien Notes. The 9.0% Senior Secured First Lien Notes are subject to customary covenants, (described below), and events of default.

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

6.125% Senior Secured First Lien Notes

On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount.

Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens rank equally with those securing the Credit Facility and the 9.0% Senior Secured First Lien Notes, and senior to those securing the Senior Secured Second Lien Notes.

On or after March 15, 2017, the Company may redeem the 6.125% Senior Secured First Lien Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

Period	Redemption Price
2017	103.063%
2018	101.531%
2019 and thereafter	100.000%

In addition, prior to March 15, 2016, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of the 6.125% Senior Secured First Lien Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.125%, plus accrued and unpaid interest. The Company may also redeem 6.125% Senior Secured First Lien Notes prior to March 15, 2017, subject to certain notice periods, at a price equal to 100% of the principal amount of the 6.125% Senior Secured First Lien Notes redeemed plus an applicable premium and accrued and unpaid interest.

The Company used approximately $61.7 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase approximately $60.5 million aggregate principal amount of the Company’s 9.25% Senior Fixed Rate Notes due 2015 and 9.625%/10.375% Senior Toggle Notes due 2015 (collectively, the “Senior Notes”), and to pay related fees and premiums pursuant to a tender offer for such Senior Notes, including $4.0 million in financing costs which have been recorded as “Deferred financing costs, net” in the accompanying Consolidated Balance Sheet. The remaining net proceeds, together with cash on hand, were to repurchase the remaining outstanding $149.5 million aggregate principal amount of Senior Notes on June 3, 2013, pursuant to the redemption provisions applicable to the Senior Notes.

7.75% Senior Notes

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

On or after June 1, 2016, the Company may redeem the 7.75% Senior Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on June 1 of the years set forth below:

Period	Redemption Price
2016	103.875%
2017	101.938%
2018 and thereafter	100.000%

Prior to June 1, 2016, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of the 7.75% Senior Notes with the net cash proceeds of certain equity offerings other than an initial public offering that is consummated prior to December 1, 2014, at a redemption price of 107.750%, plus accrued and unpaid interest. In addition, within sixty days of the closing of an initial public offering occurring prior to December 1, 2014, the Company may redeem in the aggregate up to 100% of the original aggregate principal amount of the 7.75% Senior Notes, at a redemption price of 103.000%, plus accrued and unpaid interest.

The Company may also redeem 7.75% Senior Notes prior to June 1, 2016, subject to certain notice periods, at a price equal to 100% of the principal amount of the 7.75% Senior Notes redeemed plus an applicable premium and accrued and unpaid interest.

The Company used the net proceeds of the offering of the 7.75% Senior Notes to redeem all outstanding $31.8 million aggregate principal amount of Senior Fixed Rate Notes and all outstanding $280.7 million aggregate principal amount of Senior Toggle Notes on June 13, 2013 pursuant to the redemption provisions applicable to such notes.

Note Repurchases and Gain (Loss) in Early Debt Extinguishment

The following is a summary of the Company’s note repurchase activity during Fiscal 2013 and Fiscal 2011 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions described above. There was no debt repurchase activity during Fiscal 2012.

	Fiscal 2013
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

During Fiscal 2012, the Company recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under the former senior secured term loan facility and replacement of the $200.0 million senior secured revolving credit facility.

	Fiscal 2011
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
Senior Fixed Rate Notes	$15,730	$15,213	$260
Senior Toggle Notes	69,617	63,130	6,145

	$85,347	$78,343	$6,405

(1)	Net of deferred issuance cost write-offs of $257 for the Senior Fixed Rate Notes and $796 for the Senior Toggle Notes, and accrued interest write-off of $455 for the Senior Toggle Notes.

Note Covenants

The Senior Subordinated Notes, Senior Secured Second Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes, and 7.75% Senior Notes (collectively, the “Notes”) contain certain covenants that, among other things, are subject to certain exceptions and other basket amounts. These exceptions and basket amounts are intended to provide the Company flexibility to operate its business in the ordinary course. These covenants restrict the ability of the Company and its subsidiaries to:

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

Europe Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.5 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of February 1, 2014, there was a reduction of $2.4 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

5.	DERIVATIVES AND HEDGING ACTIVITIES

The Company does not have any derivative and hedging activity since September 20, 2012 when the Company terminated its former interest rate swap. During periods when the Company had the interest rate swap, it followed the accounting treatment described below.

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during Fiscal 2012 and Fiscal 2011, respectively, and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2012 and Fiscal 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Fiscal 2012	Fiscal 2011

Interest Rate Swap	$375	$(993)

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Fiscal 2012(2)	Fiscal 2011

Interest expense, net	$(2,620)	$(1,839)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the Former Term Loan. No ineffectiveness is associated with the interest rate cash flow hedges.
(2)	Includes a reclassification amount of $1,784 from accumulated other comprehensive income (loss) into interest expense resulting from the termination of the former interest rate swap.

6.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011 is set forth below (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Minimum store rentals	$229,937	$217,777	$212,519
Store rentals based on net sales	2,550	3,224	3,152
Other rental expense	11,314	9,312	11,352

Total rental expense	$243,801	$230,313	$227,023

Minimum aggregate rental commitments as of February 1, 2014 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2014	$222,364
2015	192,087
2016	158,412
2017	124,034
2018	97,270
Thereafter	288,541

Total	$1,082,708

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $5.4 million and $5.1 million as of February 1, 2014 and February 2, 2013, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

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

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax for Fiscal 2013, Fiscal 2012 and Fiscal 2011 (in thousands, net of tax):

	Foreign Currency Translation	Derivative Instruments	Total
Balance as of January 29, 2011	$(3,150)	$4,566	$1,416
Foreign currency translation adjustment	(663)	—	(663)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(171)	(4,111)	—	(4,111)
Unrealized gain on interest rate swap, net of tax of $0	—	(993)	(993)

Balance as of January 28, 2012	(7,924)	3,573	(4,351)
Foreign currency translation adjustment	1,182	—	1,182
Net gain on intra-entity foreign currency transactions, net of tax of $142	4,283	—	4,283
Unrealized gain on interest rate swap, net of tax of $0	—	375	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income, net of tax of $0	—	1,784	1,784

Balance as of February 2, 2013	(2,459)	5,732	3,273
Foreign currency translation adjustment	(940)	—	(940)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(36)	(3,442)	—	(3,442)

Balance as of February 1, 2014	$(6,841)	$5,732	$(1,109)

There were no income tax effects on other comprehensive income (loss) related to unrealized losses on foreign currency translation adjustments in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

8.	STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of February 1, 2014, 3,033,434 shares were available for future grants. The Board of Directors of Parent awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $1.1 million, $(1.1) million and $(1.6) million, respectively. During Fiscal 2013 and Fiscal 2012, the Company recorded reversals of stock compensation expense of $1.4 million and $3.2 million, respectively, associated with forfeitures of stock options, including $1.7 million for our former executive officers in Fiscal 2012. Related income tax expense (benefit) of approximately $(0.4) million, $0.4 million and $0.6 million were recognized in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Stock-based compensation is recorded in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Parent approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Board of Directors approved the grant of approximately 786,690, 3,025,164 and 713,800, respectively, of similar stock options. The Company recognized stock-based compensation expense (benefit) of $0.9 million, $(1.2) million and $(2.2) million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2013, Fiscal 2012, and Fiscal 2011, the Board of Directors granted 70,000, 55,000 and 186,000, respectively, BOGO options. The Company recognized stock-based compensation expense of $0.1 million, $0.2 million and $0.5 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan from February 2, 2013 through February 1, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding as of February 2, 2013	5,027,665	$10.00
Options granted	856,690	$10.00
Options exercised	—	—
Options forfeited	(474,937)	$10.00
Options expired	(242,852)	$10.00

Outstanding as of February 1, 2014	5,166,566	$10.00	4.2

Options vested and expected to vest as of February 1, 2014	4,689,599	$10.00	4.0

Exercisable at end of period	2,058,356	$10.00	2.0

The weighted average grant date fair value of options granted in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $3.43, $1.61 and $2.63, respectively.

As of February 1, 2014, there was $2.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that is expected to be recognized over a weighted-average period of approximately 2.8 years.

For options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	54.01%	59.96%	58.79%
Weighted average risk-free interest rate	0.77%	0.70%	1.23%
Range of risk-free interest rate	0.63% - 1.61%	0.56% - 1.04%	0.69% - 2.20%
Weighted average expected term (years)	4.70	4.92	4.57

Performance Options (Monte Carlo)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	53.66%	54.19%	55.61%
Weighted average risk-free interest rate	1.07%	0.81%	1.63%
Range of risk-free interest rate	0.92% - 1.63%	0.53% - 1.56%	1.24% - 2.59%
Weighted average expected term (years)	N/A	N/A	N/A

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

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Parent issued 125,000 shares of restricted common stock to certain members of executive management of the Company. The shares are subject to certain transfer restrictions and the shares are forfeited if a recipient leaves the Company. The shares vested at the rate of 25% on each of May 29, 2008, May 29, 2009, May 29, 2010, and May 29, 2011. Vesting is based on continued service to the Company. The weighted average grant date fair value was $10.00 per share and the shares had an aggregate fair value at date of grant of $1.25 million. Stock-based compensation expense relating to these shares recorded in Fiscal 2011 approximated $15,000. At January 28, 2012, all restricted shares were vested and unearned stock-based compensation related to these shares was $0.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

10.	INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011

U.S.	$(116,323)	$(58,274)	$(24,910)
Foreign	59,939	73,938	47,178

Total income (loss) before income taxes	$(56,384)	$15,664	$22,268

The components of income tax expense (benefit) for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Federal:
Current	$—	$—	$107
Deferred	(1,837)	(852)	109

	(1,837)	(852)	216

State
Current	785	762	1,477
Deferred	65	49	(84)

	850	811	1,393

Foreign
Current	12,375	14,707	10,608
Deferred	(2,465)	(284)	(1,581)

	9,910	14,423	9,027

Total income tax expense	$8,923	$14,382	$10,636

The provision for income taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign rate differential	26.2	(114.3)	(41.4)
Valuation allowance	(66.0)	93.5	16.1
Earnings of foreign subsidiaries	(19.4)	86.5	27.3
State and local income taxes, net of federal tax benefit	3.3	(17.2)	5.9
Change in accrual for estimated tax contingencies	3.3	(5.4)	0.5
Other, net	1.8	13.7	4.4

	(15.8)%	91.8%	47.8%

In Fiscal 2013, the Company’s income tax expense was $8.9 million and its effective income tax rate was (15.8)%, including income tax expense of $37.2 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2012, the Company’s income tax expense was $14.4 million and its effective income tax rate was 91.8%, including income tax expense of $14.7 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2011, the Company’s income tax expense was $10.6 million and its effective income tax rate was 47.8%, including income tax expense of $3.6 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2013, Fiscal 2012 and Fiscal 2011 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriation to fund interest payments, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax asset (liability) as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Tax carryforwards	$195,502	$107,347
Debt related	—	25,163
Compensation and benefits	9,369	11,026
Deferred rent	7,842	7,446
Depreciation	1,998	4,867
Accrued expenses	3,836	4,890
Gift cards	2,857	2,832
Inventory	1,318	1,172
Other	407	233

Total gross deferred tax assets	223,129	164,976
Valuation allowance	(171,570)	(137,965)

Total deferred tax assets, net	51,559	27,011

Deferred tax liabilities:
Tradename intangibles	110,569	110,569
Earnings from foreign subsidiaries	31,452	21,508
Debt related	12,944	—
Lease rights	7,099	7,823
Other	215	321

Total deferred tax liabilities	162,279	140,221

Net deferred tax liability	$(110,720)	$(113,210)

The deferred tax assets and deferred tax liabilities as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1, 2014	February 2, 2013
Current deferred tax assets, net of valuation allowance	$4,600	$6,606
Non-current deferred tax assets	4,244	1,152
Non-current deferred tax liabilities, net of valuation allowance	(119,564)	(120,968)

Net deferred tax liability	$(110,720)	$(113,210)

The amount and expiration dates of operating loss and tax credit carryforwards as of February 1, 2014 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$132,550	2028 –2034
Non-U.S. net operating loss carryforwards	14,491	2015 – 2031
Non-U.S. net operating loss carryforwards	9,614	Indefinite
State net operating loss carryforwards	11,575	2014 – 2034
U.S. foreign tax credits	27,272	2019 – 2024

Total	$195,502

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

In Fiscal 2013, the Company recorded an increase of $32.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2012, the Company recorded an increase of $9.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2011, the Company recorded an increase of $4.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was an increase of $33.6 million, an increase of $13.7 million and an increase of $4.0 million, respectively.

U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries at February 1, 2014 of $226.4 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For Europe subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings at February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on February 1, 2014. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $10.9 million, $13.5 million and $6.1 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning balance	$11,229	$12,435	$12,670
Additions based on tax positions related to the current year	1,354	1,241	1,163
Additions for tax positions of prior years	—	—	77
Reductions for tax positions of prior years	(18)	—	(370)
Statute expirations	(2,745)	(2,026)	(815)
Settlements	—	(421)	(290)

Ending balance	$9,820	$11,229	$12,435

The amount of unrecognized tax benefits as of February 1, 2014 of $9.8 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.8 million and $3.2 million for the payment of interest and penalties accrued as of February 1, 2014 and February 2, 2013, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized $(0.4) million, $(0.2) million and $0.3 million, respectively, in interest and penalties.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.2 million, including penalties and interest. In conjunction with this assessment, a security deposit will be required in the amount of approximately $5.2 million until such time a final decision is made by the tax authority. The Company is objecting to this assessment and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item. On February 11, 2013, the Internal Revenue Service concluded its tax examination of our U.S. Federal income tax return for Fiscal 2008 and Fiscal 2009 and did not assess any additional tax liability.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before Fiscal 2010, and with few exceptions, for state, and local, or non-U.S. income tax examinations for years before Fiscal 2006. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2008, France through Fiscal 2004, and Canada through Fiscal 2006.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“Tri-Artisan”). Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under this management services agreement, Apollo Management and Tri-Artisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and Tri-Artisan. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Tri-Artisan $3.1 million in Fiscal 2013 and $3.0 million in each of Fiscal 2012 and Fiscal 2011 for fees and out-of-pocket expenses. These amounts are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 and the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC, an affiliate of the Apollo Funds, which is the Company’s controlling stockholder. In connection with the issuance of the 6.125% Senior Secured First Lien Notes and the 7.75% Senior Notes the Company paid fees in the aggregate amount of approximately $0.4 million to Apollo Global Securities, LLC.

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

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During the time that the former executive officer was employed by the Company, the Company paid fees of approximately $0.8 million and $1.5 million for Fiscal 2012 and Fiscal 2011, respectively. This arrangement was approved by the Audit Committee of the Board of Directors.

12.	SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$354,006	$366,703	$356,938	$435,530	$1,513,177
Gross profit	175,440	185,730	174,491	223,885	759,546
Severance and transaction related costs	915	889	978	2,336	5,118
Loss on early debt extinguishment	(1,674)	(3,121)	—	—	(4,795)
Interest expense, net	58,219	57,755	53,210	54,177	223,361
Income tax (benefit) expense (a)	(720)	4,118	2,873	2,652	8,923
Net income (loss)	(26,584)	(20,672)	(25,466)	7,415	(65,307)

(a)	Includes a $37.2 million charge for an increase in the valuation allowance related to deferred tax assets.

	Fiscal 2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year

Net sales	$340,617	$359,617	$363,388	$493,398	$1,557,020
Gross profit	166,614	181,751	183,805	268,854	801,024
Severance and transaction related costs	53	1,144	(29)	1,660	2,828
Loss on early debt extinguishment	(4,602)	—	(5,105)	—	(9,707)
Interest expense, net	47,022	48,879	54,042	60,854	210,797
Income tax (benefit) expense (b)	(870)	3,048	4,398	7,806	14,382
Net income (loss)	(19,921)	(7,273)	(13,730)	42,206	1,282

(b)	Includes a $14.7 million charge for an increase in the valuation allowance related to deferred tax assets.

13.	SEGMENT REPORTING

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) within its Europe division. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales:
North America	$918,687	$977,310	$942,278
Europe	594,490	579,710	553,622

Total net sales	$1,513,177	$1,557,020	$1,495,900

Depreciation and amortization:
North America	$43,159	$39,829	$41,650
Europe	30,812	25,050	27,103

Total depreciation and amortization	$73,971	$64,879	$68,753

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Segment operating income:
North America	$120,656	$173,568	$153,121
Europe	56,234	65,428	46,145

Total segment operating income	$176,890	$238,996	$199,266

Interest expense, net:
North America	$223,345	$210,224	$171,211
Europe	16	573	5,264

Total interest expense, net	$223,361	$210,797	$176,475

Income (loss) before income taxes:
North America	$(110,587)	$(48,554)	$(15,637)
Europe	54,203	64,218	37,905

Total income (loss) before income taxes	$(56,384)	$15,664	$22,268

Income tax expense (benefit):
North America	$(563)	$874	$1,883
Europe	9,486	13,508	8,753

Total income tax expense	$8,923	$14,382	$10,636

Net income (loss):
North America	$(110,024)	$(49,428)	$(17,520)
Europe	44,717	50,710	29,152

Net income (loss)	$(65,307)	$1,282	$11,632

Goodwill:
North America	$1,235,651	$1,235,651	$1,235,651
Europe	314,405	314,405	314,405

Total goodwill	$1,550,056	$1,550,056	$1,550,056

Long-lived assets:
North America	$165,916	$140,269	$135,555
Europe	97,687	96,458	88,215

Total long lived assets	$263,603	$236,727	$223,770

Total assets:
North America	$1,374,772	$1,448,412	$1,402,946
Europe	1,356,860	1,350,860	1,360,079

Total assets	$2,731,632	$2,799,272	$2,763,025

Capital Expenditures
North America	$68,778	$41,924	$33,830
Europe	30,216	31,929	42,787

Total capital expenditures	$98,994	$73,853	$76,617

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Total segment operating income	$176,890	$238,996	$199,266
Severance and transaction-related costs	5,118	2,828	6,928

Consolidated operating income	$171,772	$236,168	$192,338

For Fiscal 2013, Fiscal 2012 and Fiscal 2011, segment operating income also excludes severance and transaction-related costs for North America of $3.1 million, $2.2 million and $3.9 million, respectively, and for Europe of $2.0 million, $0.6 million and $3.0 million, respectively.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2013	Fiscal 2012	Fiscal 2011

Jewelry:
North America	32.4	32.7	31.8
Europe	17.0	15.2	14.3

	49.4	47.9	46.1

Accessories:
North America	27.7	29.5	30.7
Europe	22.9	22.6	23.2

	50.6	52.1	53.9

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2013	Fiscal 2012	Fiscal 2011

United Kingdom	12.5	13.0	13.7

France	10.7	9.8	9.6

	Percentage of Total Long-lived Assets
Long-lived Assets:	February 1, 2014	February 2, 2013

United Kingdom	6.6	7.0

France	5.6	5.1

14.	SUPPLEMENTAL FINANCIAL INFORMATION

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of February 1, 2014, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

February 1, 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$4,055	$44,377	$—	$58,343
Inventories	—	100,292	78,590	—	178,882
Prepaid expenses	443	2,023	17,005	—	19,471
Other current assets	644	16,953	8,708	—	26,305

Total current assets	10,998	123,323	148,680	—	283,001

Property and equipment:
Furniture, fixtures and equipment	6,956	164,902	88,851	—	260,709
Leasehold improvements	1,471	189,407	144,980	—	335,858

	8,427	354,309	233,831	—	596,567
Less accumulated depreciation and amortization	(4,625)	(220,617)	(122,166)	—	(347,408)

	3,802	133,692	111,665	—	249,159

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,611)	—	—	(3,611)

	—	14,444	—	—	14,444

Intercompany receivables	—	158,450	—	(158,450)	—
Investment in subsidiaries	2,199,771	(49,924)	—	(2,149,847)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,471	252,624	—	541,095
Deferred financing costs, net	39,481	—	—	—	39,481
Other assets	74	3,890	50,433	(1)	54,396

	2,525,326	1,350,537	617,463	(2,308,298)	2,185,028

Total assets	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$10,630	$33,800	$39,934	$—	$84,364
Income taxes payable	—	33	3,696	—	3,729
Accrued interest payable	68,338	—	—	—	68,338
Accrued expenses and other current liabilities	7,405	36,669	50,653	—	94,727

Total current liabilities	86,373	70,502	94,283	—	251,158

Intercompany payables	158,000	—	451	(158,451)	—
Long-term debt	2,378,786	—	—	—	2,378,786
Obligation under capital lease	—	17,124	—	—	17,124
Deferred tax liability	—	106,890	12,674	—	119,564
Deferred rent expense	—	20,609	11,391	—	32,000
Unfavorable lease obligations and other long-term liabilities	—	15,812	221	—	16,033

	2,536,786	160,435	24,737	(158,451)	2,563,507

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,499	1,435,909	797,836	(2,233,745)	619,499
Accumulated other comprehensive income (loss), net of tax	(1,109)	205	(4,779)	4,574	(1,109)
Accumulated deficit	(701,423)	(45,422)	(34,271)	79,693	(701,423)

	(83,033)	1,391,059	758,788	(2,149,847)	(83,033)

Total liabilities and stockholder’s equity (deficit)	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

Condensed Consolidating Balance Sheet

February 2, 2013

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2013

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$840,186	$672,991	$—	$1,513,177
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	541	415,753	337,337	—	753,631

Gross profit (deficit)	(541)	424,433	335,654	—	759,546

Other expenses:
Selling, general and administrative	18,596	259,887	234,770	—	513,253
Depreciation and amortization	1,639	36,549	35,783	—	73,971
Severance and transaction-related costs	3,104	—	2,014	—	5,118
Other (income) expense	(10,241)	2,527	3,146	—	(4,568)

	13,098	298,963	275,713	—	587,774

Operating income (loss)	(13,639)	125,470	59,941	—	171,772
Loss on early debt extinguishment	(4,795)	—	—	—	(4,795)
Interest expense, net	220,976	2,385	—	—	223,361

Income (loss) before income taxes	(239,410)	123,085	59,941	—	(56,384)
Income tax expense (benefit)	—	(987)	9,910	—	8,923

Income (loss) from continuing operations	(239,410)	124,072	50,031	—	(65,307)
Equity in earnings (loss) of subsidiaries	174,103	3,823	—	(177,926)	—

Net income (loss)	(65,307)	127,895	50,031	(177,926)	(65,307)
Foreign currency translation adjustments	(940)	(674)	5,561	(4,887)	(940)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(3,442)	(3,030)	(3,609)	6,639	(3,442)

Other comprehensive income (loss)	(4,382)	(3,704)	1,952	1,752	(4,382)

Comprehensive income (loss)	$(69,689)	$124,191	$51,983	$(176,174)	$(69,689)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

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

Condensed Consolidating Statement of Cash Flows

Fiscal 2013

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(65,307)	$127,895	$50,031	$(177,926)	$(65,307)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(174,103)	(3,823)	—	177,926	—
Depreciation and amortization	1,639	36,549	35,783	—	73,971
Amortization of lease rights and other assets	—	—	3,675	—	3,675
Amortization of debt issuance costs	8,166	—	—	—	8,166
Accretion of debt premium	(2,120)	—	—	—	(2,120)
Net accretion of favorable (unfavorable) lease obligations	—	(646)	(45)	—	(691)
Loss on sale/retirement of property and equipment, net	—	1,363	118	—	1,481
Loss on early debt extinguishment	4,795	—	—	—	4,795
Gain on sale of intangible assets/lease rights	—	—	(172)	—	(172)
Stock compensation benefit	529	206	361	—	1,096
(Increase) decrease in:
Inventories	36	(12,165)	(8,950)	—	(21,079)
Prepaid expenses	149	366	220	—	735
Other assets	(327)	1,622	(4,259)	—	(2,964)
Increase (decrease) in:
Trade accounts payable	9,637	(192)	(351)	—	9,094
Income taxes payable	—	77	(6,512)	—	(6,435)
Accrued interest payable	83	—	—	—	83
Accrued expenses and other liabilities	(4,014)	(4,672)	2,094	—	(6,592)
Deferred income taxes	—	65	(2,476)	—	(2,411)
Deferred rent expense	—	2,128	(606)	—	1,522

Net cash (used in) provided by operating activities	(220,837)	148,773	68,911	—	(3,153)

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,871)	(57,146)	(33,106)	—	(92,123)
Acquisition of construction-in-process	—	(4,115)	—	—	(4,115)
Acquisition of intangible assets/lease rights	—	(154)	(2,602)	—	(2,756)
Proceeds from sale of intangible assets/lease rights	—	—	203	—	203

Net cash used in investing activities	(1,871)	(61,415)	(35,505)	—	(98,791)

Cash flows from financing activities:
Proceeds from revolving credit facility	137,800	—	—	—	137,800
Payments on revolving credit facility	(137,800)	—	—	—	(137,800)
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premiums and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,861)	—	—	—	(9,861)
Principal payments of capital lease	—	(54)	—	—	(54)
Intercompany activity, net	179,748	(81,211)	(98,537)	—	—

Net cash provided by (used in) financing activities	176,227	(81,265)	(98,537)	—	(3,575)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(6,337)	3,243	—	(3,094)

Net (decrease) increase in cash and cash equivalents	(46,481)	(244)	(61,888)	—	(108,613)
Cash and cash equivalents at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents at end of period	$9,911	$4,055	$44,377	$—	$58,343

Condensed Consolidating Statement of Cash Flows

Fiscal 2012

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,282	$178,990	$59,515	$(238,505)	$1,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(235,857)	(2,648)	—	238,505	—
Depreciation and amortization	1,098	35,273	28,508	—	64,879
Amortization of lease rights and other assets	—	—	3,279	—	3,279
Amortization of debt issuance costs	9,319	—	608	—	9,927
Accretion of debt premium	(831)	—	—	—	(831)
Net accretion of favorable (unfavorable) lease obligations	—	(901)	75	—	(826)
Loss on sale/retirement of property and equipment, net	—	91	5	—	96
Gain on early debt extinguishment	9,707	—	—	—	9,707
Gain on sale of intangible assets/lease rights	—	—	(493)	—	(493)
Stock compensation benefit	(737)	(476)	163	—	(1,050)
(Increase) decrease in:
Inventories	(34)	(3,519)	(9,865)	—	(13,418)
Prepaid expenses	85	(860)	1,353	—	578
Other assets	(259)	(2,822)	(6,752)	—	(9,833)
Increase (decrease) in:
Trade accounts payable	(475)	4,496	6,496	—	10,517
Income taxes payable	—	(747)	1,376	—	629
Accrued interest payable	36,395	—	—	—	36,395
Accrued expenses and other liabilities	(1,322)	(1,576)	(1,906)	—	(4,804)
Deferred income taxes	—	49	(245)	—	(196)
Deferred rent expense	—	801	56	—	857

Net cash (used in) provided by operating activities	(181,629)	206,151	82,173	—	106,695

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,818)	(32,897)	(33,519)	—	(68,234)
Acquisition of construction-in-process	—	(570)	—	—	(570)
Acquisition of intangible assets/lease rights	—	(173)	(4,876)	—	(5,049)
Proceeds from sale of intangible assets/lease rights	—	—	1,009	—	1,009
Changes in restricted cash	4,350	—	—	—	4,350

Net cash used in investing activities	2,532	(33,640)	(37,386)	—	(68,494)

Cash flows from financing activities:
Payments on former credit facility	(1,154,310)	—	—	—	(1,154,310)
Proceeds from notes	1,142,125	—	—	—	1,142,125
Payment of short-term debt	—	—	—	—	—
Repurchase of notes	—	—	—	—	—
Payment of debt issuance costs	(27,976)	—	(14)	—	(27,990)
Principal payments of capital lease	—	(4)	—	—	(4)
Intercompany activity, net	172,707	(173,537)	830	—	—

Net cash provided by (used in) financing activities	132,546	(173,541)	816	—	(40,179)

Effect of foreign currency exchange rate changes on cash and cash equivalents	28	421	(1,539)	—	(1,090)

Net (decrease) increase in cash and cash equivalents	(46,523)	(609)	44,064	—	(3,068)
Cash and cash equivalents at beginning of period	102,915	4,908	62,201	—	170,024

Cash and cash equivalents at end of period	$56,392	$4,299	$106,265	$—	$166,956

Condensed Consolidating Statement of Cash Flows

Fiscal 2011

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,632	$162,387	$38,151	$(200,538)	$11,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(195,929)	(4,609)	—	200,538	—
Depreciation and amortization	738	38,001	30,014	—	68,753
Amortization of lease rights and other assets	—	—	3,189	—	3,189
Amortization of debt issuance costs	13,148	—	(42)	—	13,106
Payment of in kind interest expense	11,831	—	—	—	11,831
Foreign currency exchange net gain on Euro Loan	—	—	(1,953)	—	(1,953)
Net accretion of favorable (unfavorable) lease obligations	—	(1,174)	517	—	(657)
Loss on sale/retirement of property and equipment, net	—	29	13	—	42
Gain on early debt extinguishment	(6,405)	—	—	—	(6,405)
Gain on sale of intangible assets/lease rights	—	—	(90)	—	(90)
Stock compensation benefit	(1,452)	—	(194)	—	(1,646)
(Increase) decrease in:
Inventories	—	260	(8,654)	—	(8,394)
Prepaid expenses	175	150	1,051	—	1,376
Other assets	—	746	(6,598)	—	(5,852)
Increase (decrease) in:
Trade accounts payable	269	(1,169)	8,211	—	7,311
Income taxes payable	—	124	(2,115)	—	(1,991)
Accrued interest payable	15,163	—	(82)	—	15,081
Accrued expenses and other liabilities	(7,073)	1,734	1,828	—	(3,511)
Deferred income taxes	—	(100)	(1,482)	—	(1,582)
Deferred rent expense	—	450	1,870	—	2,320

Net cash (used in) provided by operating activities	(157,903)	196,829	63,634	—	102,560

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,466)	(26,529)	(42,790)	—	(70,515)
Acquisition of construction-in-process	—	(393)	—	—	(393)
Acquisition of intangible assets/lease rights	—	(46)	(5,663)	—	(5,709)
Proceeds from sale of intangible assets/lease rights	—	—	816	—	816
Changes in restricted cash	(900)	—	19,317	—	18,417

Net cash used in investing activities	(2,366)	(26,698)	(28,320)	—	(57,384)

Cash flows from financing activities:
Payments on former credit facility	(438,940)	—	—	—	(438,940)
Proceeds from notes	450,000	—	—	—	450,000
Payment of short-term debt	—	—	(54,653)	—	(54,653)
Repurchase of notes	(78,343)	—	—	—	(78,343)
Payment of debt issuance costs	(10,661)	—	(90)	—	(10,751)
Intercompany activity, net	165,049	(168,751)	3,702	—	—

Net cash provided by (used in) financing activities	87,105	(168,751)	(51,041)	—	(132,687)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(59)	1,692	—	1,633

Net (decrease) increase in cash and cash equivalents	(73,164)	1,321	(14,035)	—	(85,878)
Cash and cash equivalents at beginning of period	176,079	3,587	76,236	—	255,902

Cash and cash equivalents at end of period	102,915	4,908	62,201	—	170,024
Restricted cash at end of period	4,350	—	—	—	4,350

Cash and cash equivalents and restricted cash at end of period	$107,265	$4,908	$62,201	$—	$174,374

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of February 1, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d – 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2014.

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

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2013.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

1.	Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	52

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012	53

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ending February 1, 2014, February 2, 2013 and January 28, 2012	54

Consolidated Statements of Cash Flows for the fiscal years ending February 1, 2014, February 2, 2013 and January 28, 2012	55

Notes to Consolidated Financial Statements	56

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.4	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (5)

4.5	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (5)

4.6	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (5)

4.7	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (5)

4.8	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.9	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.10	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.15 hereto) (8)

4.11	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.12	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (12)

4.13	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (13)

4.14	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.19 hereto) (13)

4.15	Indenture, dated as of May 14, 2013, by and between Claire’ Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (15)

4.16	Form of 7.750% Senior Note due 2020 (included in the indenture filed as Exhibit 4.21 hereto (15)

10.1	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments – Claire’s LLC (1)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Standard Form of Co-Investment Letter (5)

10.4	Employment Agreement with Eugene S. Kahn (1)

10.5	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (3)

10.6	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (2)

10.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (2)

10.8	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (4)

10.9	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (4)

10.10	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (4)

10.11	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (5)

10.12	Standard Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (5)

10.13	Contract of Employment with Beatrice Lafon (6)

10.14	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (7)

10.15	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (7)

10.16	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (7)

10.17	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (7)

10.18	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

10.19	Employment Agreement with James D. Fielding (9)

10.20	Standard Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (10)

10.21	Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc., Claire’s Stores, Inc., Credit Suisse AG, as Administrative Agent, and other Lenders named therein (11)

10.22	Offer Letter Amendment dated August 28, 2012 with Beatrice Lafon (12)

10.23	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (13)

10.24	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (13)

10.25	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (13)

10.26	Joinder Agreement No. 2, dated as of March 15, 2013, by and among The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (13)

10.27	Employment Agreement with Linda Hefner Filler (14)

10.28	Employment Agreement with J. Per Brodin (16)

21.1	Subsidiaries of Claire’s Stores, Inc. (17)

24	Power of Attorney (included on signature page) (17)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (18)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (18)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.
(2)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(3)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(4)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(5)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(6)	Filed previously as exhibit to Form 10-Q on December 2, 2011.
(7)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(8)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(9)	Filed previously as exhibits to Form 8-K on June 12, 2012.
(10)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(11)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(12)	Filed previously as exhibits to Form 10-Q on November 30, 2012.
(13)	Filed previously as exhibits to Form 8-K on March 19, 2013.
(14)	Filed previously as exhibits to Form 10-K on April 3, 2013.
(15)	Filed previously as exhibit to Form 8-K on May 16, 2013.
(16)	Filed previously as exhibits to Form 8-K on July 3, 2013.
(17)	Filed herewith.
(18)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 2, 2014	By:	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer (principal executive officer)

April 2, 2014	By:	/s/ J. Per Brodin
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

April 2, 2014	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 2, 2014	/s/ James D. Fielding
James D. Fielding, Chief Executive Officer and Director

April 2, 2014	/s/ Lance Milken
Lance Milken, Director

April 2, 2014	/s/ George Golleher
George Golleher, Director

April 2, 2014	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 2, 2014	/s/ Rohit Manocha
Rohit Manocha, Director

April 2, 2014	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document