Form 10-K/A
period 2014-02-01
CLAIRES STORES INC
filed 2014-05-23
CIK 34115

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

As of May 1, 2014, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2014, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 2, 2014.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. We refer to Claire’s Inc. as “Parent” or “Claire’s.”

In this Amendment, we refer to our fiscal year ended February 1, 2014 as Fiscal 2013 or FY 2013, our fiscal year ended February 2, 2013 as Fiscal 2012 or FY 2012, and our fiscal year ended January 28, 2012 as Fiscal 2011 or FY 2011.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Beatrice Lafon	54	Chief Executive Officer and Director
Linda Filler	53	President of Claire’s North America
J. Per Brodin	52	Executive Vice President and Chief Financial Officer
Peter P. Copses	55	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	65	Director
George G. Golleher	66	Director
Rohit Manocha	55	Director
Ron Marshall	60	Director
Lance A. Milken	38	Director

Beatrice Lafon was promoted to Chief Executive Officer in April 2014, and served as our President of Claire’s Europe since October 2011. Prior to joining the Company, Ms. Lafon had over 30 years of Pan-European retail experience. From January 2000 to September 2011, Ms. Lafon served in a variety of executive roles, including Founder, Owner and Managing Director of the Business Intelligence Network (June 2001 to September 2011); Chief Executive Officer, TJ Hughes (January 2011 to April 2011); Group Chief Executive, Netherlands, Etam Group, a Dutch women’s fashion retailer (July 2008 to July 2010); Chief Executive Officer, Animal Ltd., a global active sports retailer and wholesaler based in the UK (October 2006 to December 2006); and Strategy Consultant, Tchibo UK Ltd., a Pan European chain of small variety shops based in Germany (August 2006 to October 2006). From February 1993 to January 2000 and December 2005 to July 2006, Ms. Lafon served as Commercial Director (December 2005 to July 2006) and Head of Buying and Business Development (February 1993 to January 2000) at Woolworths Group, a UK retail chain, part of the Kingfisher Group. From April 2001 to July 2005, Ms. Lafon held various senior management roles in E-Commerce, Marketing and Retail, including Skybuy, where she headed the Retail Division of BSkyB in the UK, part of News Corporation (June 2003 to July 2005); Managing Director, Eyestorm, a global contemporary art retailer (April 2001 to May 2002); and Director E-Commerce/Managing Director of Homebase.co.UK, a home improvement retailer (January 2000 to April 2001), part of the J Sainsbury Group. Earlier in her career, Ms. Lafon held several buying and merchandising positions with Marks & Spencer and River Island. In June 2011, TJ Hughes voluntarily entered administration under the insolvency laws in the United Kingdom. Ms. Lafon’s executive experience with the Company since October 2011, as well as her prior experience led the Board to believe that Ms. Lafon should serve as a director of the Company and she was elected to the Board concurrently with her promotion to Chief Executive Officer in April 2014.

Linda Filler was appointed President of Claire’s North America in March 2013. From May 2007 to May 2012, Ms. Filler served as an Executive Vice President at Wal-Mart Corporation; from April 2009 to May 2012 as Executive Vice President and Chief Merchandising Officer for Sam’s Club, and from May 2007 to April 2009 as Executive Vice President and General Manager of the Wal-Mart Stores Home Division. From May 1989 to August 2006, Ms. Filler served in key executive and leadership roles at Kraft Foods and Sara Lee Corporation, each, global consumer packaged food and beverage companies. At Kraft, Ms. Filler was the Executive Vice President for Global Strategy. At Sara Lee, Ms. Filler rose through marketing and general manager roles to ultimately serve as Group CEO for the Hanes Underwear and Sock group. Ms. Filler has served as a director of Danaher Corporation, a global life science and technology company, since May 2005.

J. Per Brodin became our Senior Vice President and Chief Financial Officer in February 2008 and was promoted to Executive Vice President and Chief Financial Officer in May 2010. From November 2005 until joining the Company, Mr. Brodin served in various capacities with Centene Corporation, a multi-line healthcare enterprise, including Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer. From March 2002 to November 2005, Mr. Brodin served as Vice President, Accounting and Reporting for The May Department Stores Company. From June 1989 to February 2002, Mr. Brodin was with the Audit and Business Advisory Practice of Arthur Andersen, LLP, serving as Senior Manager with their Professional Standards Group from February 2000 until February 2002.

Peter P. Copses became Chairman of the Company’s Board of Directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management, L.P. in 1990. Prior to joining Apollo Management, L.P., Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as a director of Rexnord Corporation, a diversified, multi-platform industrial company, since July 2006. In addition, from July 2010 until December 2013, Mr. Copses served as the chairman of the Board of Directors of CKE Inc. (“CKE”), an owner, operator, franchisor and licensor of quick service restaurants. Over the course of the past 20 years, Mr. Copses has served on the Board of Directors of several other retail businesses, including General Nutrition Centers, Inc., a health and nutrition products retail company, and Zale Corporation, a jewelry retailer. In light of our ownership structure and Mr. Copses’ position with Apollo Management, L.P., his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.

Robert J. DiNicola became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. From July 2010 until December 2013, Mr. DiNicola served as a director of CKE. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of Linens ‘n Things (“LNT”), a specialty retailer of home goods, from February 2006 until May 2008, when LNT and its parent company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of General Nutrition Centers, Inc. (“GNC”) from December 2004 to March 2007, and as the interim CEO and Chairman of GNC from December 2004 to June 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company. In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. DiNicola to serve as a director of the Company.

George G. Golleher became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Golleher has served as a director of Sprouts Farmers Markets, Inc., a grocery store chain, from April 2011 to present. Mr. Golleher was Executive Chairman of Smart & Final Inc., an operator of warehouse grocery stores from January 2012 to November 2012, and was also its chief executive officer from May 2007 to December 2011. In addition, Mr. Golleher served as a director of CKE from July 2010 until December 2013. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as a director of the Company.

Rohit Manocha became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of Tri-Artisan Capital Partners, LLC (“Tri-Artisan”). Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group Inc., the parent of Tri-Artisan and Morgan Joseph Tri-Artisan LLC, a registered broker-dealer. Tri-Artisan is a New York based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions. Prior to joining Tri-Artisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers, each, investment banking and financial services firms. In light of our ownership structure and Mr. Manocha’s position with Tri-Artisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.

Ron Marshall has served as a member of the Company’s Board of Directors since December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, a supermarket store chain, from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company, a U.S. wholesale food distributor, and was a member of its Board of Directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., a supermarket store chain, Dart Group Corporation, owner of retail discount stores, Barnes & Noble Bookstores, Inc., NBI’s The Office Place, an office supplies retailer, and Jack Eckerd Corporation, a drug store chain. Mr. Marshall has also been a principal of Wildridge Capital Management, a securities brokerage firm, since 2006. Mr. Marshall is a certified public accountant. In light of our ownership structure and Mr. Marshall’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Marshall to serve as a director of the Company.

Lance A. Milken became a member of the Company’s Board of Directors in May 2007. Mr. Milken joined Apollo in 1998. Mr. Milken serves as a member of the Milken Institute board of trustees. Mr. Milken has also served as a director of CEC Entertainment, Inc., a family dining and entertainment center business, since February 2014. In addition, Mr. Milken served as a director of CKE from July 2010 to December 2013. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.

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

Board Committees

The Board of Directors has the authority to appoint committees to perform certain management and administration functions. The Board of Directors has currently appointed an Audit Committee and a Compensation Committee. The members of the Audit Committee are Peter Copses (Chairman), Lance Milken, Rohit Manocha, and Ron Marshall. The Audit Committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Board of Directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. The members of the Compensation Committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The Compensation Committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with other members of our senior management team, for employees other than our named executive officers. The Compensation Committee, or the full Board of Directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The Audit and Compensation Committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions, and Director Independence.”

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes, among other things, Fiscal 2013 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including market compensation decisions during Fiscal 2013. The Compensation Committee is comprised of Peter P. Copses, Chairman, Rohit Manocha and Lance A. Milken.

For Fiscal 2013, our named executive officers include Ms. Lafon, our current Chief Executive Officer and our President of Claire’s Europe during Fiscal 2013; Ms. Filler, our President of Claire’s North America; Mr. Brodin, our Executive Vice President and Chief Financial Officer; and Mr. Fielding, our former Chief Executive Officer who resigned in April 2014.

Our Board of Directors, upon consultation with our Compensation Committee, independent compensation consultants and review of comparable peer group companies, negotiated employment agreements and other arrangements with our current named executive officers. In April 2014, our Board of Directors approved an employment agreement with Ms. Lafon upon her promotion to Chief Executive Officer, which superseded her employment agreement as President of Claire’s Europe entered into October 2011. In February 2013, our Board of Directors approved an employment agreement with Ms. Filler, upon her appointment as President of Claire’s North America. In February 2008, our Board of Directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the Board of Directors approved an amendment to Mr. Brodin’s compensation arrangements and subsequently approved an employment agreement with Mr. Brodin, effective June 28, 2013. Mr. Fielding, who resigned as Chief Executive Officer in April 2014, was party to an employment agreement with the Company approved by the Board of Directors and entered into in May 2012 in connection with his appointment as Chief Executive Officer.

During Fiscal 2013, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2012 and prior years.

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

Components of Executive Compensation

The principal components of compensation in Fiscal 2013 for our named executive officers were base salary, annual performance bonus, stock option awards, management equity investments in Parent, and other benefits and perquisites.

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

For Fiscal 2013, base salaries for our named executive officers were as follows:

Name	Salary ($)
Beatrice Lafon	$625,588
Linda Filler	$620,000
J. Per Brodin	$555,000
James D. Fielding	$925,000

Ms. Lafon’s FY 2013 base salary reflected a merit increase from the base salary in her October 2011 employment agreement. Ms. Lafon’s base salary was increased in April 2014 upon her promotion to Chief Executive Officer, and her October 2011 employment agreement was superseded by her April 2014 employment agreement. Ms. Filler’s and Mr. Brodin’s FY 2013 base salary was the amount specified in their 2013 employment agreements. Mr. Fielding’s FY 2013 base salary reflected a merit increase from the base salary in his 2012 employment agreement.

Annual Performance Bonus. Our named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.

Our Compensation Committee sets threshold, target and maximum numeric performance goals for each specified performance metric at or near the beginning of each annual performance period, with input from senior management. For Fiscal 2013, the Compensation Committee set the threshold to maximum payout range at 25% to 175% of base salary for each of our named executive officers. Mr. Brodin’s Fiscal 2013 percentage range was a change from the range of 15% to 105% of base salary used in Fiscal 2012.

Performance goals are based on projected internal plan targets available to the Compensation Committee at the time the goals are set, and are weighted based on the executive’s responsibility from a global, North American and/or European perspective. In Fiscal 2013, the cash bonus potentials for Ms. Lafon and Ms. Filler were based on the following combined Global and Division (Europe in the case of Ms. Lafon; North America in the case of Ms. Filler) targeted weighted performance metrics: Global Adjusted EBITDA (30%), Division Adjusted EBITDA (36%), Division total sales (24%), and Division free cash flow (10%). In Fiscal 2013, the cash bonus potentials for Mr. Fielding and Mr. Brodin were based on the following combined Global targeted weighted performance metrics: Adjusted EBITDA (48%), total sales (32%), and free cash flow (20%).

Potential payouts of performance bonuses for Fiscal 2013 were based on the following numeric performance goals established by our Compensation Committee at or near the beginning of Fiscal 2013. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives. As a result of Company performance, no performance bonuses were paid to our named executive officers for Fiscal 2013.

Fiscal 2013 Global Targeted Performance Goals

Bonus Level	Total Sales ($ in millions)	Adjusted EBITDA ($ in millions(1))	Free Cash Flow ($ in millions)
Threshold	1,598	315	201
Target	1,655	340	220
Maximum	1,712	365	239

Fiscal 2013 North America Division Targeted Performance Goals

Bonus Level	Global Adjusted EBITDA ($ in millions) (1)	Total Sales ($ in millions)	Adjusted EBITDA ($ in millions)(1)	Free Cash Flow ($ in millions)
Threshold	315	800	206	176
Target	340	823	217	185
Maximum	365	846	228	193

Fiscal 2013 Europe Division Targeted Performance Goals

Bonus Level	Global Adjusted EBITDA ($ in millions)(1)	Total Sales ($ in millions)	Adjusted EBITDA ($ in millions(1)	Free Cash Flow ($ in millions)
Threshold	315	602	100	52
Target	340	625	111	60
Maximum	365	648	122	69

(1)	Adjusted EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, gain (loss) on early debt extinguishments, asset impairments, management fees, severance and transaction costs and certain non-cash and other expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2013, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2013 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. As reflected in the last column of the table, based on performance, no bonuses were paid to any named executive officer for Fiscal 2013.

Fiscal Year 2013 Bonus Table

Name	Potential Threshold		Potential Target		Potential Maximum		Actual
Beatrice Lafon President of Claire’s Europe*	$156,397	(25%)	$625,588	(100%)	$1,094,779	(175%)	$0
Linda Filler President of Claire’s North America	$155,000	(25%)	$620,000	(100%)	$1,085,000	(175%)	$0	†
J. Per Brodin Executive Vice President and Chief Financial Officer	$138,750	(25%)	$555,000	(100%)	$971,250	(175%)	$0
James D. Fielding Former Chief Executive Officer‡	$231,250	(25%)	$925,000	(100%)	$1,618,750	(175%)	$0

In March 2014, our Compensation Committee set threshold, target and maximum numeric performance goals for Fiscal 2014 for named executive officers. The annual cash performance bonus structure for Fiscal 2014 is comparable to that of Fiscal 2013.

*	Ms. Lafon was promoted to Chief Executive Officer in April 2014.
†	Excludes a one-time signing bonus paid to Ms. Filler in Fiscal 2013 pursuant to her employment agreement.
‡	Mr. Fielding resigned as Chief Executive Officer in April 2014.

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

Stock option grants under the Incentive Plan for our named executive officers currently include “Time Options,” and “Performance Options” and “Management Investment Options.”

Time Options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter).

Performance Options granted in Fiscal 2013 provide for the following performance conditions: (a) vest in equal installments on the first two anniversaries after the first to occur of: (i) the date of an initial public offering (“IPO”) at a price of at least $25 per share, (ii) any date following an IPO when the average stock price over the preceding 30 consecutive trading days exceeds $25, or (iii) any date before an IPO where more than 25% of the outstanding shares of the Parent are sold for cash or marketable consideration having a value of at least $25 per share; or (b) vest immediately if, on or after the occurrence of an event described in (i), (ii) or (iii), but prior to the second anniversary thereof, there occurs a change of control of Parent.

See “Management Equity Investments” below for an explanation of Management Investment Options.

Stock options generally expire seven years after the date of grant (however, see below regarding the extension of certain outstanding stock options approved by the Board of Directors in March 2014). Unless the term of a vested option would otherwise terminate earlier, all vested options generally terminate on the 91st day following an individual’s termination for any reason (other than death or disability, in which case such option will terminate on the 181st day following termination).

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

For Fiscal 2013, stock option grants to our named executive officers were as set out in the table below.

Name	Grant Date	Options (#)	Exercise Price ($/Sh)
Beatrice Lafon
Time Options	5/5/13	20,000	10.00
Management Investment Options	5/21/13	5,000	10.00
Linda Filler
Time Options	3/1/13	160,000	10.00
Performance Options	3/1/13	100,000	10.00
Management Investment Options	3/27/13	50,000	10.00
J. Per Brodin
Time Options	5/5/13	33,000	10.00

In March 2014, our Board of Directors approved amendments (the “Amendments”) to certain fully vested Time Options and Management Investment Options outstanding under the Incentive Plan to extend to extend the exercise period of such fully vested stock options for a period of an additional five years. The options affected by the Amendments were: 895,250 options granted during the Company’s fiscal year 2007 (“2007 Options”); 220,250 options granted during the Company’s fiscal year 2008 (“2008 Options”); and 84,750 options granted during the Company’s fiscal year 2009 (“2009 Options” and collectively with the 2007 Options and the 2008 Options, the “Expiring Options”). All Expiring Options entitled the holder to purchase one share of Parent’s common stock at an exercise price of $10.00 per share. All Expiring Options were fully vested. As a result of the Amendments, the 2007 Options will expire on the anniversary of the applicable grant date in fiscal 2019, the 2008 Options will expire on the anniversary of the applicable grant date in fiscal 2020, and the 2009 Options will expire on the anniversary of the applicable grant date in fiscal 2021. Except for the extension of the scheduled expiration dates, the terms of the Expiring Options were unchanged by the Amendments. The Expiring Options were held by approximately 75 employees and directors. Among the employees holding Expiring Options was J. Per Brodin, the Company’s Executive Vice President and Chief Financial Officer. Mr. Brodin holds 60,000 of the 2008 Options. Certain of our directors also held Expiring Options. See “Compensation of Directors” below.

Management Equity Investments. Our Board of Directors awards certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. For investments made by management employees, the management employee is granted an option (a “Management Investment Option”) to purchase an additional share of Parent common stock at an exercise price of $10.00 per share. The shares of Parent common stock acquired by the current named executive officers are subject to restrictions on transfer, repurchase rights and other limitations.

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

Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. We do not provide matching contributions. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, are permitted.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to FY 2013 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Peter P. Copses—Chairman

Rohit Manocha

Lance A. Milken

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Manocha and Milken were the only members of the Compensation Committee during FY 2013. No member of the Compensation Committee is now, or was during FY 2013 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the Board of Directors, the Compensation Committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2013, 2012, and 2011 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Beatrice Lafon(3) Current Chief Executive Officer and Former President of Claire’s Europe	2013 2012 2011	610,693 603,654 164,509	0 340,659 100,306	0 0 0	93,141 161,873 732,402	0 0 0	39,431 76,043 21,203	743,265 1,182,229 1,018,420
Linda Filler President of Claire’s North America	2013	574,692	100,000(4)	0	951,954	0	9,350	1,635,996
J. Per Brodin Executive Vice President and Chief Financial Officer	2013 2012 2011	549,064 525,427 504,700	0 161,308 0	0 0 0	128,016 249,138 133,309	0 0 0	9,000 6,600 6,600	686,080 942,473 644,609
James D. Fielding(5) Former Chief Executive Officer	2013 2012	918,749 553,846	0 1,060,377(6)	0 0	0 1,848,970	0 0	23,440 396,583	942,189 3,859,776

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation - Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 8-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2013 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	For Fiscal 2013, “All Other Compensation” includes perquisites, as detailed in the table below:

Name	Automobile		Medical
Beatrice Lafon	$38,145	*	$1,286
Linda Filler	9,350	**
J. Per Brodin	9,000	**
James D. Fielding	$23,440	***

*	Includes automobile allowance and fuel expenses
**	Automobile allowance
***	Includes automobile allowance and car service
(3)	Ms. Lafon was appointed President of Claire’s Europe on October 3, 2011, and information included in the table reflects her compensation from that date. Ms. Lafon was promoted to Chief Executive Officer in April 2014, See “Employment Arrangements with our Executive Officers” below. Ms. Lafon is compensated in British pounds; so the amounts set forth in the table have been converted to U.S. dollars at applicable average exchange rates.
(4)	Ms. Filler was appointed President of Claire’s North American in February 2013. Pursuant to the terms of her employment agreement, she was paid a one-time signing bonus of $100,000.
(5)	Mr. Fielding resigned as Chief Executive Officer in April 2014.
(6)	Includes one-time signing bonus and prorated first year guaranteed performance bonus pursuant to the terms of Mr. Fielding’s employment agreement.

Employment Arrangements with our Executive Officers

Beatrice Lafon

President of Claire’s Europe - General. When Beatrice Lafon was hired as President of Claire’s Europe, effective October 3, 2011, we entered into an employment agreement with her, containing the following terms: a base salary of £380,000 and a bonus opportunity in accordance with the terms and conditions of the Company’s bonus plan. In May 2013, Ms. Lafon purchased 5,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Ms. Lafon was entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Ms. Lafon also agreed not to engage in competitive and similar activities or solicit customers or clients until one year following her termination of employment or the date of the commencement of any garden leave, and her agreement provided for customary protection of confidential information and intellectual property. In April 2014, Ms. Lafon was promoted to Chief Executive Officer, and this employment agreement was superseded by a new employment agreement described below.

Chief Executive Officer – General. In April 2014, as a result of the promotion of Ms. Lafon to Chief Executive Officer, we entered into a new employment agreement containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 225,000 shares of common stock of Parent at an exercise price of $10.00 per share, and a Performance Option to purchase 350,000 shares of common stock of Parent at an exercise price of $10.00 per share. Ms. Lafon was also provided an offer to purchase 30,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment, will receive a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00. In addition, Ms. Lafon is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Ms. Lafon has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a three-year term (terminating April 2, 2017) and provides for automatic renewals for successive one-year periods unless either Ms. Lafon or the Company provides notice of non-renewal.

President of Claire’s Europe – Severance Compensation. Pursuant to Ms. Lafon’s employment agreement as President of Claire’s Europe, which was superseded in April 2014 by her employment agreement as Chief Executive Officer, either Ms. Lafon or the Company could provide the other with a notice of termination, giving the other party 12 months’ written notice. Once notice was received, regardless of by whom it was provided, pursuant to the above, the Company would, at its sole discretion, require her to serve on “garden leave” during which her involvement would the Company’s affairs would generally be partially or completely limited. During any period of “garden leave,” the Company would remain obligated to continue Ms. Lafon’s compensation and benefits, and Ms. Lafon would remain obligated not to accept other employment or otherwise compete with the Company. Alternatively, the Company could terminate the agreement with immediate effect and without any payment if Ms. Lafon commits gross negligence or a number of other serious breaches of her obligations, as outlined in the agreement.

Chief Executive Officer - Severance Compensation. Pursuant to Ms. Lafon’s April 2014 employment agreement, she is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company, or a termination by Ms. Lafon for good reason. In any such case, subject to execution of a release of claims, Ms. Lafon is entitled to continued payments of base salary for an 18-month period following such date of termination. Ms. Lafon is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Ms. Lafon will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. In addition, the Company shall reimburse Ms. Lafon the actual cost (but no more than $50,000) of her subsequent relocation to the United Kingdom (or elsewhere in the European Union). Upon such a termination, Ms. Lafon will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination of employment because of death or disability, Ms. Lafon (or her estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

Linda Filler

General. Effective February 8, 2013, we entered into an employment agreement with our President of North America, Linda Filler, containing the following terms: a base salary of $620,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a Performance Option to purchase 100,000 shares of common stock of Parent at an exercise price of $10.00 per share. In March 2013, Ms. Filler purchased 50,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Ms. Filler is entitled to expense reimbursement and other customary employee benefits. Ms. Filler also received a sign-on bonus of $100,000. Ms. Filler has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a one-year term (initially terminating on February 28, 2014) and automatic renewal for successive one-year periods unless either Ms. Filler or the Company provides notice of non-renewal.

Severance Compensation. Pursuant to her employment agreement, Ms. Filler is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company or by Ms. Filler for good reason. In any such case, subject to execution of a release of claims, Ms. Filler is entitled to continued payments of base salary for a 12-month period following such date of termination, subject to reduction for amounts earned from other employment during the 12-month period. Ms. Filler is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Ms. Filler will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

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

J. Per Brodin

General. Effective June 28, 2013, we entered into an employment agreement with our Executive Vice President and Chief Financial Officer, J. Per Brodin, containing the following terms: a base salary of $555,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; and eligibility to receive option grants as determined by the Company’s compensation committee. Mr. Brodin is entitled to expense reimbursement and other customary employee benefits. Mr. Brodin has agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a one-year term (initially terminating on June 30, 2014) and automatic renewal for successive one-year periods unless either Mr. Brodin or the Company provides notice of non-renewal.

Severance Compensation. Pursuant to his employment agreement Mr. Brodin is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company or by Mr. Brodin for good reason. In any such case, subject to execution of a release of claims, Mr. Brodin is entitled to continued payments of base salary for a 12-month period following such date of termination, subject to reduction for amounts earned from other employment during the 12-month period.

Mr. Brodin is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Mr. Brodin will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination of employment because of death or disability, Mr. Brodin (or his estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability and performance options with respect to which performance goals have been achieved will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Upon any other termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

James D. Fielding

General. On May 31, 2012, we entered into an employment agreement with our former Chief Executive Officer, James D. Fielding, containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share and a Performance Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share. In June 2012, Mr. Fielding purchased 50,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00. In addition, Mr. Fielding was entitled to expense reimbursement and other customary employee benefits. Mr. Fielding also received a sign-on bonus of $500,000. Mr. Fielding agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provided for customary protection of confidential information and intellectual property. The agreement was for a three-year term (terminating June 18, 2015). Mr. Fielding resigned in April 2014, prior to the end of the term. As a result of Mr. Fielding’s voluntary resignation, he is not entitled to any further compensation under his employment agreement. His stock options that were not exercisable as of the date of termination expired, and options that were exercisable as of such date will generally remain exercisable for a 90 day period (until July 3, 2014).

Severance Compensation. The severance terms under Mr. Fielding’s employment agreement in effect during Fiscal 2013 were as follows. Pursuant to his employment agreement, Mr. Fielding was entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company or a termination by Mr. Fielding for good reason. In any such case, subject to execution of a release of claims, Mr. Fielding would have been entitled to continued payments of base salary for an 18-month period following such date of termination. Mr. Fielding would also have been entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Mr. Fielding would have been entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. As a result of Mr. Fielding’s voluntary resignation in April 2014, he is not entitled to any of the foregoing severance compensation.

Upon termination of employment because of death or disability, Mr. Fielding (or his estate) would have been entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that were not exercisable as of the date of termination because of death or disability would vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which were exercisable as of such date would generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

Grants of Plan-Based Awards in Fiscal 2013

Option grants to our named executive officers in Fiscal 2013 are set forth below:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Beatrice Lafon
Time Options	5/5/13	20,000	10.00	77,585
Management Investment Options	5/21/13	5,000	10.00	15,556
Linda Filler
Time Options	3/1/13	160,000	10.00	526,514
Performance Options	3/1/13	100,000	10.00	295,500
Management Investment Options	3/27/13	50,000	10.00	129,940
J. Per Brodin
Time Options	5/5/13	33,000	10.00	128,016

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note - 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2013 Form 10-K.

Outstanding Equity Awards at End of Fiscal 2013

The following table provides information about the number of outstanding equity awards held by our current named executive officers at February 1, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Beatrice Lafon
Time Options(1)	86,250	118,750	10.00	(3)
Performance Options(2)		95,000	10.00	(4)
Management Investment Options	2,500	7,500	10.00	(5)
Linda Filler
Time Options(1)		160,000	10.00	3/1/2020
Performance Options(2)		100,000	10.00	3/1/2020
Management Investment Options		50,000	10.00	3/27/2020
J. Per Brodin
Time Options(1)	78,750	89,250	10.00	(6)
Performance Options(2)		80,000	10.00	(7)
Management Investment Options	25,000		10.00	5/20/2018
James D. Fielding(8)
Time Options(1)	125,000	375,000	10.00	6/18/2019
Performance Options(2)		500,000	10.00	6/18/2019
Management Investment Options	50,000		10.00	6/18/2019

(1)	Time Option becomes vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.
(2)	See “Compensation Discussion and Analysis – Components of Executive Compensation – Stock Option Awards” for a description of vesting performance options.
(3)	Unexercised Time Options include: (i) 80,000 options expiring in 10/3/2018, (ii) 18,750 options expiring 5/22/2019, and (iii) 20,000 options expiring 5/5/2020.
(4)	Unexercised Performance Options include: (i) 70,000 options expiring 7/16/2019 and (ii) 25,000 options expiring 8/28/2019.
(5)	Unexercised Management Investment Options include: (i) 2,500 options expiring 5/22/2019 and (ii) 5,000 options expiring 5/21/2020.
(6)	Unexercised Time Options include 56,250 options expiring 1/15/2020 and (ii) 33,000 options expiring 5/5/2020.
(7)	Unexercised Performance Options include: (i) 42,500 options expiring 7/16/2019 and (ii) 37,500 options expiring 1/15/2020.
(8)	As a result of Mr. Fielding’s resignation in April 2014, all unexercisable options held by him expired and all exercisable options held by him may be exercised only through July 3, 2014.

Option Exercises and Stock Vested in Fiscal 2013

None of our named executive officers exercised any options during Fiscal 2013.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of our named executive officers, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of February 1, 2014, the last day of Fiscal 2013. The information set forth below for Ms. Lafon represents severance she would have been entitled to under her employment agreement as President of Claire’s Europe because that was the agreement in effect for Fiscal 2013. This agreement was superseded by her employment agreement as Chief Executive Officer entered into in April 2014, upon the resignation of Mr. Fielding as Chief Executive Officer. Ms. Lafon is paid in British pounds; so the amounts set forth in the table have been converted to dollars at applicable exchange rates. The information set forth below for Mr. Fielding represents severance he would have been entitled to under the circumstances referenced if the circumstances had occurred in Fiscal 2013 or at the end of Fiscal 2013. Because the disclosures in the table assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to each of our named executive officer upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options (2) ($)	Other Benefits ($)

Beatrice Lafon

Retirement, Resignation or Voluntary Termination(3)

Termination by the Company for Cause(4)

Termination by the Company Without Cause(3)

Change in Control(5)

Termination Upon Death or Disability(6)

	— — 625,588 —	— — — — —	— — — — —	— — — — —

Linda Filler

Retirement, Resignation or Voluntary Termination(3)

Termination by the Company for Cause(4)

Termination by the Executive for Good Reason(7)

Termination by the Company Without Cause(8)

Change in Control(5)

Termination Upon Death or Disability(6)

	— — 620,000 620,000	— — — — —	— — — — —	— — 24,000 24,000 —

J. Per Brodin

Retirement, Resignation or Voluntary Termination(3)

Termination by the Company for Cause(4)

Termination by the Executive for Good Reason(7)

Termination by the Company Without Cause(8)

Change in Control(5)

Termination Upon Death or Disability(6)

	— — 550,000 550,000	— — — — —	— — — — —	— — 24,000 24,000 —

James D. Fielding(9)

Retirement, Resignation or Voluntary Termination(3)

Termination by the Company for Cause(4)

Termination by the Executive for Good Reason(7)

Termination by the Company Without Cause(8)

Change in Control(5)

Termination Upon Death or Disability(6)

	— — 1,387,500 1,387,500	— — — — — —	— — — — — —	— 36,000 36,000

(1)	Under the terms of the Company’s annual performance bonus program, each named executive officer was entitled to receive the bonus if he or she completed the fiscal year as an employee, except in the case of a termination for cause. No performance bonuses were paid to our named executive officers for Fiscal 2013, so no bonus is reflected in this table.
(2)	Parent is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of February 1, 2014.
(3)	Pursuant to Ms. Lafon’s employment agreement as President of Claire’s Europe, either party may provide the other with 12 months’ notice of termination. If such notice is received by the Company, the Company may, at its sole discretion, require her to serve on “garden leave” during which her involvement would the Company’s affairs would generally be partially or completely limited. During any period of “garden leave,” the Company would remain obligated to continue Ms. Lafon’s compensation and benefits, and Ms. Lafon would remain obligated not to accept other employment or otherwise compete with the Company. Pursuant to employment agreements with each of Ms. Filler, Mr. Brodin and Mr. Fielding, upon retirement, resignation or voluntary termination, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(4)

The Company may terminate Ms. Lafon’s employment with immediate effect and without any payment if Ms. Lafon commits gross negligence or a number of other serious breaches of her obligations, including if Ms. Lafon (i) commits a serious breach of any of her obligations under the employment contract or refuse or neglect, following a warning in writing, to comply with any reasonable and lawful direction of the Company; (ii) acts in a manner which in the reasonable opinion of the Company brings or is likely to bring herself or the Company or an affiliate or any of its or their officers or employees into disrepute; (iii) becomes bankrupt or makes any arrangement with or for the benefit of her creditors or is unable to pay her debts as and when they fall due; (iv) is prohibited by law from becoming a director; (v) is guilty of any material breach of any code of conduct, rule or regulation of the Company which has previously been drawn to her attention or fail or cease to be registered (where such registration is, in the opinion of the Company, required for the performance of her duties) by any regulatory body in the United Kingdom or elsewhere; (vi) commits or is convicted of a criminal offense other than an offence which does not in the opinion of the Company affect her position under the employment agreement; (vii) ceases to be eligible to work in the United Kingdom under Section 8 of the Immigration, Asylum and Nationality Act 2006; (viii) commits an offense under any statutory enactment or regulation relating to insider dealing; or (ix) is guilty of a deliberate act of discrimination, harassment or victimization on grounds of age, disability, gender reassignment, marriage or civil partnership, race, religion or belief, sex or sexual orientation. The Company may terminate the employment agreements with Ms. Filler, Mr. Brodin and Mr. Fielding for cause upon written notice with a reasonable opportunity to respond. Upon termination for cause, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to such officer’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course such officer’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of such officer’s obligations under his employment agreement; (v) intentional engagement of any activity which would constitute a breach of such officer’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to such officer in writing; (vii) the willful and continued failure to substantially perform his duties for the Company; or (viii) willful conduct by such officer that is demonstrably and materially injurious to the Company. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.
(5)	Pursuant to the terms of the stock options held by the named executive officers, time options would vest and become fully vested and exercisable immediately prior to a change in control. Any termination of a named executive officer following a change in control would result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.
(6)	Pursuant to the terms of the time options held by the named executive officers, time options that are not exercisable as of the date of termination because of death or disability would vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier. Upon termination of employment because of death or disability, Mr. Fielding (or his estate) would be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination (which was $0 for Fiscal 2013).
(7)	Pursuant to the terms of the employment agreements with Ms. Filler, Mr. Brodin and Mr. Fielding, such officers may terminate his/her employment for good reason upon 30 days’ prior written notice to the Company. Pursuant to each of Ms. Filler and Mr. Brodin’s employment agreement, such officer would be entitled to continued payments of his/her base salary for a 12-month period following such date of termination, subject to reduction for amounts for other employment or consulting arrangement during the severance period, and reimbursement for premiums for continued health benefits for the length of the severance period. Upon termination of his employment for good reason, Mr. Fielding would be entitled to continued payments of his base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. The employment agreements with Ms. Filler, Mr. Brodin and Mr. Fielding define “good reason” as, if without such officer’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his employment agreement; (ii) the Company effects a reduction in such officer’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires such officer to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(8)	The Company may terminate the employment of Ms. Filler, Mr. Brodin or Mr. Fielding without cause without any notice. The failure by the Company to renew at the end of the initial term is treated as a termination without cause. Upon termination of employment without cause, Ms. Filler and Mr. Brodin would be entitled to receive a severance payment equal to 12 months of base salary, subject to reduction for amounts earned from other employment during the 12-month period. Upon termination of his employment without cause, Mr. Fielding would be entitled to continued payments of his base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(9)	Mr. Fielding voluntarily resigned as Chief Executive Officer in April 2014.

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

The total compensation of our non-employee directors earned for FY 2013 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses (2)	67,000
Lance A. Milken(2)	66,000
Ron Marshall	62,000
Rohit Manocha (3)	64,000
Robert J. DiNicola	58,000
George G. Golleher	55,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Fees paid to Morgan Joseph Tri-Artisan Capital Partners.

The Amendments to the Expiring Options described under “Stock Option Awards” included options held by our directors or their affiliates. Apollo Management holds 40,000 of the 2007 Options, Tri-Artisan holds 20,000 of the 2007 Options, Robert DiNicola holds 70,000 of the 2007 Options, George Golleher holds 70,000 of the 2007 Options, and Ron Marshall holds 20,000 of 2007 Options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current executive officers as a group, at May 1, 2014:

Name of Beneficial Owner(1)	Number of Shares		Percentage(2)
Apollo Management VI, L.P.	59,507,500	(3)	97.7
Peter P. Copses(3)(4)	—		—
Lance A. Milken(3)(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Rohit Manocha (3)(5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
Beatrice Lafon(5)	145,000	(8)	*
J. Per Brodin(5)	137,000	(9)	*
Linda Filler(5)	115,000	(10)	*
James D. Fielding (5)	225,000	(11)	*
All current executive officers and directors as a group (9 persons)	677,000		1.1

*	Less than 1% of the outstanding shares.
(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	These percentages are calculated on the basis of 60,894,500 outstanding shares of Claire’s Inc.’s common stock.
(3)

Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, the “Apollo Claire’s LLCs,” and together with AIF VI, the “Apollo Funds”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and each of the Apollo Claire’s LLCs. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of

Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP and the managers, as well as executive officers, of AMH GP, and as such may be deemed to have voting and dispositive control with respect to the equity interests of Claire’s Inc. held of record by the Apollo Funds. Each of the Apollo Funds disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the other Apollo Funds. Management VI, AIF VI LLC, Apollo Management, Management GP, AMH, AMH GP, Germany VI, Advisors VI, ACM VI, Principal I and Principal I GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all shares of Claire’s Inc. common stock and any other Claire’s Inc. equity interests held of record or beneficially owned by any of the Apollo Funds, Germany VI or the other Apollo Entities, except to the extent of any pecuniary interest therein. The address for AIF VI, each of the Apollo Claire’s LLCs, Advisors VI, ACM VI, Principal I, and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for Germany VI is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP, and each of Messrs. Black, Harris and Rowan, is 9 West 57th St., New York, New York 10019. Each of Messrs. Copses, Manocha and Milken disclaim beneficial ownership of any equity interests of Claire’s Inc. that may be deemed beneficially owned by any of the Apollo Funds, Germany VI or the Apollo Entities. Includes fully vested options to purchase 40,000 shares of common stock.
(4)	The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. DiNicola, Golleher, Manocha, Marshall, Fielding, and Brodin and Ms. Lafon and Ms. Filler is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes (i) 50,000 owned shares and (ii) fully-vested options to purchase 70,000 shares of common stock.
(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.
(8)	Includes (i) 10,000 owned shares, (ii) fully-vested time option to purchase 97,500 shares, and (iii) fully-vested management investment options to purchase 37,500 shares.
(9)	Includes (i) 25,000 owned shares, (ii) fully-vested time options to purchase 87,000 shares, and (iii) fully-vested management investment options to purchase 25,000 shares.
(10)	Includes (i) 50,000 owned shares, (ii) fully-vested time options to purchase 40,000 shares and (iii) fully-vested management investment options to purchase 25,000 shares.
(11)	Includes (i) 50,000 owned shares, (ii) fully-vested management investment options to purchase 50,000 shares and (iii) fully-vested time options to purchase 125,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management Fee

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan, a member of one of Apollo Management’s co-investment vehicles. Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Apollo Management receives $2,615,449 of this annual fee and Tri-Artisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of Tri-Artisan. Under this management services agreement, Apollo Management also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management. Under this management services agreement, we also agreed to provide customary indemnification. The Company paid Apollo Management and Tri-Artisan $3.1 million in Fiscal 2013 for fees and out-of-pocket expenses.

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

6.125% Senior Secured First Lien Note and 7.75% Senior Note Offerings

In March 2013, the Company issued and sold $210.0 million aggregate principal amount of its 6.125% Senior Secured First Lien Notes due 2020 in a private offering. In May 2013, the Company issued and sold $320.0 million aggregate principal amount of 7.75% Senior Notes. The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 and the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC, and affiliate of the Apollo Fund which is the Company’s controlling stockholder. In connection with the issuance of the 6.125% Senior Secured First Lien Notes and the 7.75% Senior Notes, the Company paid fees in the aggregate amount of approximately $0.4 million to Apollo Global Securities, LLC.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1, 2014, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $1,647,296 and $1,687,360 by KPMG LLP for Fiscal 2013 and Fiscal 2012, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,644,746 and $1,683,310 for Fiscal 2013 and Fiscal 2012, respectively.

Audit-Related Fees

For professional services, $0 for each of Fiscal 2013 and Fiscal 2012.

Tax Fees

For tax compliance, $0 for each of Fiscal 2013 and Fiscal 2012.

All Other Fees

For software licenses, $2,550 and $4,050 for Fiscal 2013 and Fiscal 2012, respectively.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2013 and Fiscal 2012 were pre-approved by the Audit Committee.

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

CLAIRE’S STORES, INC.

May 23, 2014	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive
Officer (principal executive officer)

May 23, 2014	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)