Form 10-Q
period 2014-05-03
CLAIRES STORES INC
filed 2014-05-30
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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

As of May 1, 2014, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3, 2014	February 1, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $2,497 and $0, respectively	$26,879	$58,343
Inventories	175,041	178,882
Prepaid expenses	22,808	19,471
Other current assets	30,279	26,305

Total current assets	255,007	283,001

Property and equipment:
Furniture, fixtures and equipment	266,492	260,709
Leasehold improvements	344,878	335,858

	611,370	596,567
Less accumulated depreciation and amortization	(366,029)	(347,408)

	245,341	249,159

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(3,837)	(3,611)

	14,218	14,444

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $67,548 and $65,194, respectively	541,441	541,095
Deferred financing costs, net of accumulated amortization of $19,461 and $38,917, respectively	37,625	39,481
Other assets	55,734	54,396

	2,184,856	2,185,028

Total assets	$2,699,422	$2,731,632

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$34,600	$—
Trade accounts payable	76,739	84,364
Income taxes payable	3,050	3,729
Accrued interest payable	43,549	68,338
Accrued expenses and other current liabilities	94,786	94,727

Total current liabilities	252,724	251,158

Long-term debt	2,378,227	2,378,786
Obligation under capital lease	17,084	17,124
Deferred tax liability	119,405	119,564
Deferred rent expense	33,328	32,000
Unfavorable lease obligations and other long-term liabilities	13,645	16,033

	2,561,689	2,563,507

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares;issued and outstanding 100 shares	—	—
Additional paid-in capital	619,268	619,499
Accumulated other comprehensive income (loss), net of tax	5,301	(1,109)
Accumulated deficit	(739,560)	(701,423)

	(114,991)	(83,033)

Total liabilities and stockholder’s deficit	$2,699,422	$2,731,632

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Net sales	$353,343	$354,006
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	187,070	178,566

Gross profit	166,273	175,440

Other expenses:
Selling, general and administrative	125,958	125,387
Depreciation and amortization	23,464	15,625
Severance and transaction-related costs	1,582	915
Other (income) expense, net	(1,486)	924

	149,518	142,851

Operating income	16,755	32,589
Loss on early debt extinguishment	—	1,674
Interest expense, net	54,759	58,219

Loss before income tax expense (benefit)	(38,004)	(27,304)
Income tax expense (benefit)	133	(720)

Net loss	$(38,137)	$(26,584)

Net loss	$(38,137)	$(26,584)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,787	(1,775)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $308 and $(299)	4,623	(5,451)

Other comprehensive income (loss)	6,410	(7,226)

Comprehensive loss	$(31,727)	$(33,810)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Cash flows from operating activities:
Net loss	$(38,137)	$(26,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,464	15,625
Amortization of lease rights and other assets	1,007	921
Amortization of debt issuance costs	2,022	2,099
Accretion of debt premium	(559)	(513)
Net unfavorable accretion of lease obligations	(146)	(158)
Loss on sale/retirement of property and equipment, net	109	20
Loss on early debt extinguishment	—	1,674
Stock-based compensation (benefit) expense	(231)	393
(Increase) decrease in:
Inventories	5,931	(3,493)
Prepaid expenses	(2,474)	(1,950)
Other assets	(4,022)	(49)
Increase (decrease) in:
Trade accounts payable	(5,019)	(7,536)
Income taxes payable	(728)	(3,327)
Accrued interest payable	(24,788)	(16,337)
Accrued expenses and other liabilities	(5,400)	(6,215)
Deferred income taxes	(670)	(2,557)
Deferred rent expense	1,042	22

Net cash used in operating activities	(48,599)	(47,965)

Cash flows from investing activities:
Acquisition of property and equipment	(18,973)	(19,782)
Acquisition of intangible assets/lease rights	(413)	(834)

Net cash used in investing activities	(19,386)	(20,616)

Cash flows from financing activities:
Proceeds from revolving credit facility	72,000	—
Payments on revolving credit facility	(37,400)	—
Proceeds from notes	—	210,000
Repurchases of notes, including tender premiums and fees	—	(61,715)
Payment of debt issuance costs	(165)	(3,987)
Principal payments on capital lease	(25)	(12)

Net cash provided by financing activities	34,410	144,286

Effect of foreign currency exchange rate changes on cash and cash equivalents	(386)	151

Net (decrease) increase in cash and cash equivalents	(33,961)	75,856
Cash and cash equivalents, at beginning of period	58,343	166,956

Cash and cash equivalents, at end of period	24,382	242,812
Restricted cash, at end of period	2,497	—

Cash and cash equivalents and restricted cash, at end of period	$26,879	$242,812

Supplemental disclosure of cash flow information:
Interest paid	$78,041	$72,997
Income taxes paid	3,253	4,819
Non-cash investing activities
Restricted cash received in escrow	2,497	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 1, 2014 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, stock-based compensation, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

Due to the seasonal nature of the retail industry and the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis.

2. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 250) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S GAAP. ASU 2014-08 requires that only disposal of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company early adopted ASU 2014-08 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, current liabilities, long-term debt and revolving credit facility. Cash and cash equivalents, restricted cash, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facility approximates fair value due to the variable component of its interest rate. The estimated fair value of the Company’s long-term debt was approximately $2.22 billion as of May 3, 2014, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.36 billion as of February 1, 2014, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4. Debt

Debt as of May 3, 2014 and February 1, 2014 included the following components (in thousands):

	May 3, 2014	February 1, 2014
Senior secured revolving credit facility due 2017	$34,600	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,138,615	1,139,174
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Long-term debt	$2,378,227	$2,378,786

Obligation under capital lease (including current portion)	$17,207	$17,232

(1)	Amounts include unamortized premium of $13,615 and $14,174 as of May 3, 2014 and February 1, 2014, respectively.

Credit Facility

On April 30, 2014, the Company entered into Amendment No. 1 to its Amended and Restated Credit Agreement (as amended, the “Credit Facility”), dated as of September 20, 2012, among the Company, Claire’s, Inc., the Administrative Agent and Issuing Agent named therein and the Lenders party thereto (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50 to 1.00 to 6.00 to 1.00 for purposes of the covenant described below under “Credit Facility and Note Covenants.”

Note Repurchases

There was no debt repurchase activity for the three months ended May 3, 2014. The following is a summary of the Company’s debt repurchase activity for the three months ended May 4, 2013 (in thousands). All debt repurchases in the three months ended May 4, 2013, were pursuant to the tender offer and note redemptions.

	Three Months Ended May 4, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$39,011	$38,543	$1,103
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	21,523	21,281	571

	$60,534	$59,824	$1,674

(1)	Net of deferred financings cost write-offs of $353 for the Senior Fixed Rate Notes and $140 for the Senior Toggle Notes and tender premiums and fees of $1,218 for the Senior Fixed Rate Notes and $673 for the Senior Toggle Notes.

Credit Facility and Note Covenants

Our Credit Facility and our 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), 8.875% Senior Secured Second Lien Notes due 2019 (the “Senior Secured Lien Notes”), 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes”) and 7.75% Senior Notes due 2020 (the “7.75% Senior Notes”) (collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants in the indentures governing the Notes, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of the covenants under the Notes, however, require the Company to maintain any particular financial ratio or other measure of financial performance.

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company will be required to comply, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings on repayments under the Credit Facility through the measurement date), and at the end of each quarter with a maximum Total Net Secured Leverage Ratio of 6.0 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

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

6. Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 1, 2014	$(6,841)	$5,732	$(1,109)
Other comprehensive income	6,410	—	6,410

Net other comprehensive income	6,410	—	6,410

Balance as of May 3, 2014	$(431)	$5,732	$5,301

7. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended May 3, 2014:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of February 1, 2014	5,166,566	$10.00
Options granted	1,920,850	$10.00
Options exercised	—
Options forfeited	(2,162,406)	$10.00
Options expired	(182,751)	$10.00

Outstanding as of May 3, 2014	4,742,259	$10.00	5.4

Options vested and expected to vest as of May 3, 2014	4,125,641	$10.00	5.3

Exercisable as of May 3, 2014	2,017,326	$10.00	4.7

The weighted average grant date fair value of options granted during the three months ended May 3, 2014 and May 4, 2013 was $0.04 and $3.09, respectively.

During the three months ended May 3, 2014 and May 4, 2013, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $(0.2) million and $0.4 million, respectively. During the three months ended May 3, 2014, the Company recorded a reversal of stock option expense of $0.5 million associated with the forfeitures of stock options, including $0.4 million for a former executive officer. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8. Income Taxes

The effective income tax rate was (0.3)% for the three months ended May 3, 2014. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 3, 2014 by the Company’s U.S. operations.

The effective income tax rate was 2.6% for the three months ended May 4, 2013. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 4, 2013 by the Company’s U.S. operations.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.3 million, including penalties and interest. In conjunction with these assessments, a security deposit will be required in the amount of approximately $5.3 million until such time a final decision is made by the tax authority. The Company is objecting to these assessments and believes it will prevail at the appeals level; therefore, an accrual has not been recorded for this item.

9. Related Party Transactions

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 included Apollo Global Securities, LLC, an affiliate of the

Apollo Funds, which are the Company’s controlling stockholders. In connection with the issuance of the 6.125% Senior Secured First Lien Notes, the Company paid fees in the aggregate amount of approximately $0.2 million to Apollo Global Securities, LLC for the three months ended May 4, 2013.

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

Net sales, depreciation and amortization and operating income (loss) for the three months ended May 3, 2014 and May 4, 2013 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 3, 2014	May 4, 2013
Net sales:
North America	$214,198	$225,957
Europe	139,145	128,049

Total net sales	353,343	354,006

Depreciation and amortization:
North America	17,184	9,530
Europe	6,280	6,095

Total depreciation and amortization	23,464	15,625

Operating income (loss) for reportable segments:
North America	11,794	33,524
Europe	6,543	(20)

Total operating income for reportable segments	18,337	33,504
Severance and transaction-related costs	1,582	915

Consolidated operating income	16,755	32,589
Loss on early debt extinguishment	—	1,674
Interest expense, net	54,759	58,219

Consolidated loss before income tax expense (benefit)	$(38,004)	$(27,304)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.8 million and $0.5 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.8 million and $0.4 million for the three months ended May 3, 2014 and May 4, 2013, respectively.

11. Supplemental Financial Information

On May 29, 2007, the Company issued $335.0 million of Senior Subordinated Notes (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued $320.0 million aggregate principal amount of 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of May 3, 2014, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

May 3, 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$2,428	$4,868	$19,583	$—	$26,879
Inventories	(213)	95,031	80,223	—	175,041
Prepaid expenses	695	2,085	20,028	—	22,808
Other current assets	155	19,151	10,973	—	30,279

Total current assets	3,065	121,135	130,807	—	255,007

Property and equipment:
Furniture, fixtures and equipment	7,280	165,699	93,513	—	266,492
Leasehold improvements	1,436	193,175	150,267	—	344,878

	8,716	358,874	243,780	—	611,370
Less accumulated depreciation and amortization	(5,910)	(228,676)	(131,443)	—	(366,029)

	2,806	130,198	112,337	—	245,341

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,837)	—	—	(3,837)

	—	14,218	—	—	14,218

Intercompany receivables	—	183,811	—	(183,811)	—
Investment in subsidiaries	2,173,160	(51,292)	—	(2,121,868)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,089	253,352	—	541,441
Deferred financing costs, net	37,625	—	—	—	37,625
Other assets	186	4,170	51,377	1	55,734

	2,496,971	1,374,428	619,135	(2,305,678)	2,184,856

Total assets	$2,502,842	$1,639,979	$862,279	$(2,305,678)	$2,699,422

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$34,600	$—	$—	$—	$34,600
Trade accounts payable	2,308	30,840	43,591	—	76,739
Income taxes payable	—	66	2,984	—	3,050
Accrued interest payable	43,549	—	—	—	43,549
Accrued expenses and other current liabilities	6,559	37,029	51,198	—	94,786

Total current liabilities	87,016	67,935	97,773	—	252,724

Intercompany payables	152,590	—	31,220	(183,810)	—
Long-term debt	2,378,227	—	—	—	2,378,227
Obligation under capital lease	—	17,084	—	—	17,084
Deferred tax liability	—	106,811	12,594	—	119,405
Deferred rent expense	—	21,569	11,759	—	33,328
Unfavorable lease obligations and other long-term liabilities	—	13,472	173	—	13,645

	2,530,817	158,936	55,746	(183,810)	2,561,689

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,268	1,435,909	797,846	(2,233,755)	619,268
Accumulated other comprehensive income, net of tax	5,301	688	842	(1,530)	5,301
Accumulated deficit	(739,560)	(23,856)	(89,930)	113,786	(739,560)

	(114,991)	1,413,108	708,760	(2,121,868)	(114,991)

Total liabilities and stockholder’s equity (deficit)	$2,502,842	$1,639,979	$862,279	$(2,305,678)	$2,699,422

(1)	Cash and cash equivalents includes restricted cash of $2,497 for “Non-Guarantors”.

Condensed Consolidating Balance Sheet

February 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$4,055	$44,377	$—	$58,343
Inventories	—	100,292	78,590	—	178,882
Prepaid expenses	443	2,023	17,005	—	19,471
Other current assets	644	16,953	8,708	—	26,305

Total current assets	10,998	123,323	148,680	—	283,001

Property and equipment:
Furniture, fixtures and equipment	6,956	164,902	88,851	—	260,709
Leasehold improvements	1,471	189,407	144,980	—	335,858

	8,427	354,309	233,831	—	596,567
Less accumulated depreciation and amortization	(4,625)	(220,617)	(122,166)	—	(347,408)

	3,802	133,692	111,665	—	249,159

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,611)	—	—	(3,611)

	—	14,444	—	—	14,444

Intercompany receivables	—	158,450	—	(158,450)	—
Investment in subsidiaries	2,199,771	(49,924)	—	(2,149,847)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,471	252,624	—	541,095
Deferred financing costs, net	39,481	—	—	—	39,481
Other assets	74	3,890	50,433	(1)	54,396

	2,525,326	1,350,537	617,463	(2,308,298)	2,185,028

Total assets	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$10,630	$33,800	$39,934	$—	$84,364
Income taxes payable	—	33	3,696	—	3,729
Accrued interest payable	68,338	—	—	—	68,338
Accrued expenses and other current liabilities	7,405	36,669	50,653	—	94,727

Total current liabilities	86,373	70,502	94,283	—	251,158

Intercompany payables	158,000	—	451	(158,451)	—
Long-term debt	2,378,786	—	—	—	2,378,786
Obligation under capital lease	—	17,124	—	—	17,124
Deferred tax liability	—	106,890	12,674	—	119,564
Deferred rent expense	—	20,609	11,391	—	32,000
Unfavorable lease obligations and other long-term liabilities	—	15,812	221	—	16,033

	2,536,786	160,435	24,737	(158,451)	2,563,507

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,499	1,435,909	797,836	(2,233,745)	619,499
Accumulated other comprehensive income (loss), net of tax	(1,109)	205	(4,779)	4,574	(1,109)
Accumulated deficit	(701,423)	(45,422)	(34,271)	79,693	(701,423)

	(83,033)	1,391,059	758,788	(2,149,847)	(83,033)

Total liabilities and stockholder’s equity (deficit)	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 3, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$198,431	$154,912	$—	$353,343
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,784	103,012	82,274	—	187,070

Gross profit (deficit)	(1,784)	95,419	72,638	—	166,273

Other expenses:
Selling, general and administrative	3,967	61,698	60,293	—	125,958
Depreciation and amortization	1,285	12,311	9,868	—	23,464
Severance and transaction-related costs	624	1	957	—	1,582
Other (income) expense	(2,173)	(22)	709	—	(1,486)

	3,703	73,988	71,827	—	149,518

Operating income (loss)	(5,487)	21,431	811	—	16,755
Interest expense, net	54,220	539	—	—	54,759

Income (loss) before income taxes	(59,707)	20,892	811	—	(38,004)
Income tax expense (benefit)	—	(1,747)	1,880	—	133

Income (loss) from continuing operations	(59,707)	22,639	(1,069)	—	(38,137)
Equity in earnings (loss) of subsidiaries	21,570	(1,073)	—	(20,497)	—

Net income (loss)	(38,137)	21,566	(1,069)	(20,497)	(38,137)
Foreign currency translation adjustments	1,787	125	969	(1,094)	1,787
Net gain (loss) on intra-entity foreign currency transactions, net of tax	4,623	358	4,652	(5,010)	4,623

Other comprehensive income	6,410	483	5,621	(6,104)	6,410

Comprehensive income (loss)	$(31,727)	$22,049	$4,552	$(26,601)	$(31,727)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 4, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$208,361	$145,645	$—	$354,006
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	42	101,196	77,328	—	178,566

Gross profit (deficit)	(42)	107,165	68,317	—	175,440

Other expenses:
Selling, general and administrative	4,527	63,470	57,390	—	125,387
Depreciation and amortization	316	8,297	7,012	—	15,625
Severance and transaction-related costs	528	—	387	—	915
Other (income) expense	(2,089)	1,165	1,848	—	924

	3,282	72,932	66,637	—	142,851

Operating income (loss)	(3,324)	34,233	1,680	—	32,589
Loss on early debt extinguishment	1,674	—	—	—	1,674
Interest expense, net	57,687	548	(16)	—	58,219

Income (loss) before income taxes	(62,685)	33,685	1,696	—	(27,304)
Income tax expense (benefit)	—	(1,848)	1,128	—	(720)

Income (loss) from continuing operations	(62,685)	35,533	568	—	(26,584)
Equity in earnings of subsidiaries	36,101	333	—	(36,434)	—

Net income (loss)	(26,584)	35,866	568	(36,434)	(26,584)
Foreign currency translation adjustments	(1,775)	(129)	(996)	1,125	(1,775)
Net loss on intra-entity foreign currency transactions, net of tax	(5,451)	(276)	(5,517)	5,793	(5,451)

Other comprehensive loss	(7,226)	(405)	(6,513)	6,918	(7,226)

Comprehensive income (loss)	$(33,810)	$35,461	$(5,945)	$(29,516)	$(33,810)

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 3, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(38,137)	$21,566	$(1,069)	$(20,497)	$(38,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(21,570)	1,073	—	20,497	—
Depreciation and amortization	1,285	12,311	9,868	—	23,464
Amortization of lease rights and other assets	—	—	1,007	—	1,007
Amortization of debt issuance costs	2,022	—	—	—	2,022
Accretion of debt premium	(559)	—	—	—	(559)
Net accretion of unfavorable lease obligations	—	(130)	(16)	—	(146)
Loss on sale/retirement of property and equipment, net	35	68	6	—	109
Stock-based compensation (benefit) expense	(289)	20	38	—	(231)
(Increase) decrease in:
Inventories	213	5,261	457	—	5,931
Prepaid expenses	(252)	(62)	(2,160)	—	(2,474)
Other assets	375	(2,557)	(1,840)	—	(4,022)
Increase (decrease) in:
Trade accounts payable	(8,321)	878	2,424	—	(5,019)
Income taxes payable	—	33	(761)	—	(728)
Accrued interest payable	(24,788)	—	—	—	(24,788)
Accrued expenses and other liabilities	(847)	(1,496)	(3,057)	—	(5,400)
Deferred income taxes	—	—	(670)	—	(670)
Deferred rent expense	—	960	82	—	1,042

Net cash provided by (used in) operating activities	(90,833)	37,925	4,309	—	(48,599)

Cash flows from investing activities:
Acquisition of property and equipment	(324)	(12,467)	(6,182)	—	(18,973)
Acquisition of intangible assets/lease rights	—	(16)	(397)	—	(413)

Net cash used in investing activities	(324)	(12,483)	(6,579)	—	(19,386)

Cash flows from financing activities:
Proceeds from revolving credit facility	72,000	—	—	—	72,000
Payments on revolving credit facility	(37,400)	—	—	—	(37,400)
Payment of debt issuance costs	(165)	—	—	—	(165)
Principal payments on capital lease	—	(25)	—	—	(25)
Intercompany activity, net	49,239	(25,380)	(23,859)	—	—

Net cash provided by (used in) financing activities	83,674	(25,405)	(23,859)	—	34,410

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	776	(1,162)	—	(386)

Net increase (decrease) in cash and cash equivalents	(7,483)	813	(27,291)	—	(33,961)
Cash and cash equivalents, at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents, at end of period	2,428	4,868	17,086	—	24,382
Restricted cash, at end of period	—	—	2,497	—	2,497

Cash and cash equivalents and restricted cash, at end of period	2,428	4,868	19,583	—	26,879

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 4, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(26,584)	$35,866	$568	$(36,434)	$(26,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(36,101)	(333)	—	36,434	—
Depreciation and amortization	316	8,297	7,012	—	15,625
Amortization of lease rights and other assets	—	—	921	—	921
Amortization of debt issuance costs	2,099	—	—	—	2,099
Accretion of debt premium	(513)	—	—	—	(513)
Net accretion of unfavorable lease obligations	—	(142)	(16)	—	(158)
Loss on sale/retirement of property and equipment, net	—	19	1	—	20
Loss on early debt extinguishment	1,674	—	—	—	1,674
Stock compensation expense	145	127	121	—	393
(Increase) decrease in:
Inventories	36	2,372	(5,901)	—	(3,493)
Prepaid expenses	(172)	315	(2,093)	—	(1,950)
Other assets	11	868	(928)	—	(49)
Increase (decrease) in:
Trade accounts payable	116	(1,310)	(6,342)	—	(7,536)
Income taxes payable	—	(24)	(3,303)	—	(3,327)
Accrued interest payable	(16,337)	—	—	—	(16,337)
Accrued expenses and other liabilities	(381)	(2,991)	(2,843)	—	(6,215)
Deferred income taxes	—	(1,970)	(587)	—	(2,557)
Deferred rent expense	—	194	(172)	—	22

Net cash provided by (used in) operating activities	(75,691)	41,288	(13,562)	—	(47,965)

Cash flows from investing activities:
Acquisition of property and equipment	(545)	(12,540)	(6,697)	—	(19,782)
Acquisition of intangible assets/lease rights	—	(37)	(797)	—	(834)

Net cash used in investing activities	(545)	(12,577)	(7,494)	—	(20,616)

Cash flows from financing activities:
Proceeds from notes	210,000	—	—	—	210,000
Repurchases of notes, including tender premium and fees	(61,715)	—	—	—	(61,715)
Payment of debt issuance costs	(3,987)	—	—	—	(3,987)
Principal payments on capital lease	—	(12)	—	—	(12)
Intercompany activity, net	52,394	(26,461)	(25,933)	—	—

Net cash provided by (used in) financing activities	196,692	(26,473)	(25,933)	—	144,286

Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(713)	863	—	151

Net increase (decrease) in cash and cash equivalents	120,457	1,525	(46,126)	—	75,856
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	176,849	5,824	60,139	—	242,812

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and, we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first fiscal week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency rates.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of May 3, 2014, we operated a total of 3,071 owned stores, of which 1,884 were located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands, and China (North America segment) and 1,187 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed 14 company-operated stores during the three months ended May 3, 2014.

As of May 3, 2014, we also franchised or licensed 426 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Sweden and Romania. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three months ended May 3, 2014 includes the following:

•	Net sales decrease of 0.2%.

•	Same store sales percentages:

Three Months Ended May 3, 2014
Consolidated	(4.4)%
North America	(5.6)%
Europe	(2.4)%

•	Operating income reduction of 48.6%.

•	Operating income margin of 4.7%.

Operational activity for the three months ended May 3, 2014 includes the following:

•	Opened 15 new company-operated stores.

•	Closed 58 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria, including 14 stores in China.

A summary of our consolidated results of operations for the three months ended May 3, 2014 and May 4, 2013 are as follows (dollars in thousands):

	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Net sales	$353,343	$354,006
(Decrease) increase in same store sales	(4.4)%	2.9%
Gross profit percentage	47.1%	49.6%
Selling, general and administrative expenses as a percentage of net sales	35.6%	35.4%
Depreciation and amortization as a percentage of net sales	6.6%	4.4%
Operating income	$16,755	$32,589
Loss on early debt extinguishment	$—	$1,674
Net loss	$(38,137)	$(26,584)
Number of stores at the end of the period (1)	3,071	3,085

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales for the three months ended May 3, 2014 decreased $0.7 million, or 0.2%, from the three months ended May 4, 2013. The decrease was attributable to a decrease in same store sales of $15.1 million and the effect of store closures of $9.6 million, partially offset by new store sales of $16.7 million, favorable foreign currency translation effect of our non-U.S. net sales of $6.6 million, and increased shipments to franchisees of $0.7 million. Net sales would have decreased 2.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 3, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 3.1% and a decrease in average transaction value of 0.2%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Jewelry	50.4	51.2
Accessories	49.6	48.8

	100.0	100.0

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

During the three months ended May 3, 2014, gross profit percentage decreased 250 basis points to 47.1% compared to 49.6% during the three months ended May 4, 2013. The decrease in gross profit percentage consisted of a 210 basis point increase in occupancy costs and a decrease in merchandise margin of 50 basis points, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended May 3, 2014, selling, general and administrative expenses increased $0.6 million, or 0.5%, compared to the three months ended May 4, 2013. As a percentage of net sales, selling, general and administrative expenses increased 20 basis points compared to the three months ended May 4, 2013. Excluding an unfavorable $2.8 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $2.2 million. This decrease primarily resulted from reductions in incentive compensation and previously recorded non-cash stock compensation expense.

Depreciation and amortization expense

During the three months ended May 3, 2014, depreciation and amortization expense increased $7.9 million to $23.5 million compared to $15.6 million for the three months ended May 4, 2013. Excluding an unfavorable $0.3 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $7.6 million.

Other (income) expense, net

The following is a summary of other (income) expense activity for the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 3, 2014	May 4, 2013
Royalty income	$(1,186)	$(1,105)
Foreign currency exchange (gain) loss, net	(257)	2,029
Other income	(43)	—

	$(1,486)	$924

Loss on early debt extinguishment

There was no debt repurchase activity for the three months ended May 3, 2014. The following is a summary of the Company’s debt repurchase activity for the three months ended May 3, 2014 (in thousands). All debt repurchases in the three months ended May 4, 2013, were pursuant to the tender offer and note redemptions.

	Three Months Ended May 4, 2013
	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Loss (1)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$39,011	$38,543	$1,103
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	21,523	21,281	571

	$60,534	$59,824	$1,674

(1)	Net of deferred financings cost write-offs of $353 for the Senior Fixed Rate Notes and $140 for the Senior Toggle Notes and tender premiums and fees of $1,218 for the Senior Fixed Rate Notes and $673 for the Senior Toggle Notes.

Interest expense, net

During the three months ended May 3, 2014, net interest expense aggregated $54.8 million compared to $58.2 million for the three months ended May 4, 2013. The decrease of $3.4 million is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes.

Income taxes

The effective income tax rate for the three months ended May 3, 2014 was (0.3)% compared to 2.6% for the three months ended May 4, 2013. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 3, 2014 and May 4, 2013, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 3, 2014	May 4, 2013
Net sales	$214,198	$225,957
(Decrease) increase in same store sales	(5.6)%	2.3%
Gross profit percentage	46.8%	51.7%
Number of stores at the end of the period (1)	1,884	1,920

(1)	Number of stores excludes stores operated under franchise agreements and includes 3 and 7 China stores as of May 3, 2014 and May 4, 2013, respectively.

During the three months ended May 3, 2014, net sales in North America decreased $11.8 million, or 5.2%, from the three months ended May 4, 2013. The decrease was attributable to a decrease in same store sales of $12.0 million, the effect of store closures of $5.6 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.4 million, partially offset by new store sales of $6.5 million and increased shipments to franchisees of $0.7 million. Sales would have decreased 4.6% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 3, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.5% and a decrease in average transaction value of 0.5%.

During the three months ended May 3, 2014, gross profit percentage decreased 490 basis points to 46.8% compared to 51.7% during the three months ended May 4, 2013. The decrease in gross profit percentage consisted of a 290 basis point increase in occupancy costs and a 210 basis point decrease in merchandise margin, partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. The decrease in merchandise margin resulted primarily from an increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
	Three Months	Three Months
	Ended	Ended
Product Category	May 3, 2014	May 4, 2013
Jewelry	55.6	55.5
Accessories	44.4	44.5

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	May 3, 2014	May 4, 2013
Net sales	$139,145	$128,049
(Decrease) increase in same store sales	(2.4)%	4.0%
Gross profit percentage	47.4%	45.8%
Number of stores at the end of the period (1)	1,187	1,165

(1)	Number of stores excludes stores operated under franchise and licensing agreements.

During the three months ended May 3, 2014, net sales in Europe increased $11.1 million, or 8.7%, from the three months ended May 4, 2013. The increase was attributable to new store sales of $10.2 million and a favorable foreign currency translation effect of our non-U.S. net sales of $8.0 million, partially offset by the effect of store closures of $4.0 million and a decrease in same stores sales of $3.1 million. Sales would have increased 2.3% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 3, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.1%, partially offset by an increase in average transaction value of 1.3%.

During the three months ended May 3, 2014, gross profit percentage increased 160 basis points to 47.4% compared to 45.8% during the three months ended May 4, 2013. The increase in gross profit percentage consisted of a 200 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 50 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from lower markdowns and lower freight costs. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the effect of a decrease in same store sales combined with normal occupancy cost increases. We do not anticipate a significant change in the level of shrink that would materially affect our merchandise margin.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
	Three Months	Three Months
	Ended	Ended
Product Category	May 3, 2014	May 4, 2013
Jewelry	42.5	43.8
Accessories	57.5	56.2

	100.0	100.0

Liquidity and Capital Resources

We anticipate that cash generated from operations, borrowings under our $115.0 million Credit Facility (as described below) and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2014, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facility. No principal is due on the Notes until Fiscal 2017, when our Senior Subordinated Notes will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. In addition, we anticipate the cash generated from operations and borrowings under the Credit Facility will be sufficient to allow us to fund new store expenditures and future working capital requirements in both the next twelve months and over the longer term. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended May 3, 2014 and May 4, 2013 is outlined in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 3, 2014	May 4, 2013
Operating activities	$(48,599)	$(47,965)
Investing activities	(19,386)	(20,616)
Financing activities	34,410	144,286

Cash flows from operating activities

For the three months ended May 3, 2014, cash used in operations increased $0.6 million compared to the prior year period. The primary reason for the increase was a net decrease in operating income and other items of $11.8 million, partially offset by a decrease in working capital of $11.2 million, excluding cash equivalents. For the three months ended May 4, 2013, cash provided by operations decreased $56.0 million compared to the prior year period. The primary reason for the decrease was an increase in interest payments of $43.9 million and an increase in working capital and other items, excluding cash equivalents, of $12.1 million

Cash flows from investing activities

For the three months ended May 3, 2014, cash used in investing activities was $19.4 million and consisted of $19.4 million for capital expenditures. During the remainder of Fiscal 2014, we expect to spend between $20.0 million and $25.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended May 3, 2014, cash provided by financing activities was $34.4 million, which consisted primarily of net borrowings of $34.6 million under the revolving Credit Facility, partially offset by payment of $0.2 million in financing costs. For the three months ended May 4, 2013, cash provided by financing activities was $144.3 million which consisted primarily of proceeds of $210.0 million from the issuance of 6.125% Senior Secured First Lien Notes, note repurchases of $59.8 million to retire $39.0 million aggregate principal amount of Senior Fixed Rate Notes and $21.5 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer, payment of $1.9 million in tender premiums and fees, and payment of $4.0 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of May 3, 2014, we had cash and cash equivalents and restricted cash of $26.9 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of May 3, 2014, our foreign subsidiaries held cash and cash equivalents and restricted cash of $19.6 million. During the three months ended May 3, 2014, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2014, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of May 3, 2014, we do not expect to pay U.S. income tax on future Fiscal 2014 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations, borrowings under our Credit Facility (as described below), and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, this will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Credit Facility

On September 20, 2012, we entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (as amended, the “Credit Facility”), pursuant to which we replaced our existing $200.0 million senior secured former revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility, maturing September 20, 2017. On April 30, 2014, the Company entered into Amendment No. 1 to its Credit Facility (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50 to 1.00 to 6.00 to 1.00 for purposes of the covenant described below.

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

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of our stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 6.125% Senior Secured First Lien Notes and the “9.0% Senior Secured First Lien Notes” due 2019 (the “9.0% Senior Secured First Lien Notes”).

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we will be required to comply, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the Credit Facility through the measurement date), and at the end of each fiscal quarter, with a maximum Total Net Secured Leverage Ratio of 6.0 to

1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of May 3, 2014, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 5.2 to 1.0.

The Credit Facility also contains various covenants that limit our ability to engage in specified types of transactions. These covenants, subject to certain exceptions and other basket amounts, limit our and our subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of May 3, 2014, we were in compliance with the covenants.

As of May 3, 2014, we had $34.6 million of borrowings and $3.3 million of letters of credit outstanding, which reduces the borrowing availability under the Credit Facility to $77.1 million as of that date.

Note Covenants

Our Senior Subordinated Notes, Senior Secured Second Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes, and 7.75% Senior Notes (collectively, the “Notes”) also contain various covenants that limit our ability to engage in specified types of transactions. These covenants, subject to certain exceptions and other basket amounts, limit our and our subsidiaries’ ability to, among other things:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of May 3, 2014, we were in compliance with the covenants under the Notes.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.6 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of February 1, 2014, we had a reduction of $2.4 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our Parent, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2013 Annual Report on Form 10-K, filed on April 2, 2014, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2013 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of May 3, 2014, all cash equivalents, were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of May 3, 2014, we had fixed rate debt of $2,378.2 million and variable rate debt of $34.6 million. Based on our variable rate balance as of May 3, 2014, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.3 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of May 3, 2014, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $6.4 million and $(7.2) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the three months ended May 3, 2014 and May 4, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended May 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 6.	Exhibits

10.1	Employment Agreement, dated as of April 2, 2014, between Claire’s Stores, Inc. and Beatrice Lafon (1)

10.2	Amendment No. 1, dated as of April 30, 2014, among Claire’s, Inc. (“Parent”), Claire’s Stores, Inc. (the “Borrower”), the Lenders party thereto and Credit Suisse AG, as Administrative Agent, to the Amended and Restated Credit Agreement, dated as of September 20, 2012, among Parent, the Borrower, the Administrative Agent, the Issuing Bank, the Lenders party thereto and the agents, arrangers and bookrunners party thereto (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to Form 8-K by the Company on April 4, 2014.
(2)	Filed previously as exhibit to Form 8-K by the Company on May 2, 2014.
(3)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

May 30, 2014	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

May 30, 2014	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document