Form 10-Q
period 2014-08-02
CLAIRES STORES INC
filed 2014-08-29
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2014

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

As of August 1, 2014, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2014	February 1, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,126	$58,343
Inventories	170,673	178,882
Prepaid expenses	22,665	19,471
Other current assets	28,036	26,305

Total current assets	248,500	283,001

Property and equipment:
Furniture, fixtures and equipment	256,301	260,709
Leasehold improvements	341,669	335,858

	597,970	596,567
Less accumulated depreciation and amortization	(362,062)	(347,408)

	235,908	249,159

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(4,062)	(3,611)

	13,993	14,444

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $68,898 and $65,194, respectively	537,035	541,095
Deferred financing costs, net of accumulated amortization of $21,437 and $38,917, respectively	35,649	39,481
Restricted cash	2,417	—
Other assets	53,283	54,396

	2,178,440	2,185,028

Total assets	$2,676,841	$2,731,632

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$19,500	$—
Trade accounts payable	69,278	84,364
Income taxes payable	1,510	3,729
Accrued interest payable	68,862	68,338
Accrued expenses and other current liabilities	97,519	94,727

Total current liabilities	256,669	251,158

Long-term debt	2,377,657	2,378,786
Obligation under capital lease	17,043	17,124
Deferred tax liability	119,347	119,564
Deferred rent expense	33,541	32,000
Unfavorable lease obligations and other long-term liabilities	13,738	16,033

	2,561,326	2,563,507

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,126	619,499
Accumulated other comprehensive loss, net of tax	(146)	(1,109)
Accumulated deficit	(760,134)	(701,423)

	(141,154)	(83,033)

Total liabilities and stockholder’s deficit	$2,676,841	$2,731,632

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Net sales	$377,829	$366,703	$731,172	$720,709
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	189,735	180,973	376,805	359,539

Gross profit	188,094	185,730	354,367	361,170

Other expenses:
Selling, general and administrative	129,214	126,448	255,172	251,835
Depreciation and amortization	17,800	16,153	41,264	31,778
Severance and transaction-related costs	2,182	889	3,764	1,804
Other (income) expense, net	671	(2,082)	(815)	(1,158)

	149,867	141,408	299,385	284,259

Operating income	38,227	44,322	54,982	76,911
Loss on early debt extinguishment	—	3,121	—	4,795
Interest expense, net	54,557	57,755	109,316	115,974

Loss before income tax expense	(16,330)	(16,554)	(54,334)	(43,858)
Income tax expense	4,244	4,118	4,377	3,398

Net loss	$(20,574)	$(20,672)	$(58,711)	$(47,256)

Net loss	$(20,574)	$(20,672)	$(58,711)	$(47,256)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,606)	(36)	181	(1,811)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $(205) $(33), $104 and $(333)	(3,841)	205	782	(5,246)

Other comprehensive income (loss)	(5,447)	169	963	(7,057)

Comprehensive loss	$(26,021)	$(20,503)	$(57,748)	$(54,313)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Cash flows from operating activities:
Net loss	$(58,711)	$(47,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,264	31,778
Amortization of lease rights and other assets	2,021	1,950
Amortization of debt issuance costs	3,998	4,228
Accretion of debt premium	(1,129)	(1,037)
Net unfavorable accretion of lease obligations	(264)	(423)
Loss on sale/retirement of property and equipment, net	92	33
Loss on early debt extinguishment	—	4,795
Loss on sale of intangible assets/lease rights	216	—
Stock-based compensation (benefit) expense	(373)	536
(Increase) decrease in:
Inventories	8,594	(18,534)
Prepaid expenses	(2,975)	(2,170)
Other assets	(2,203)	(1,441)
Increase (decrease) in:
Trade accounts payable	(9,005)	849
Income taxes payable	(2,251)	(8,040)
Accrued interest payable	524	2,376
Accrued expenses and other liabilities	(1,145)	(14,407)
Deferred income taxes	194	(120)
Deferred rent expense	1,414	460

Net cash used in operating activities	(19,739)	(46,423)

Cash flows from investing activities:
Acquisition of property and equipment	(30,947)	(40,718)
Acquisition of intangible assets/lease rights	(490)	(1,617)

Net cash used in investing activities	(31,437)	(42,335)

Cash flows from financing activities:
Proceeds from revolving credit facility	122,500	—
Payments on revolving credit facility	(103,000)	—
Proceeds from notes	—	530,000
Repurchases of notes, including tender premiums and fees	—	(523,660)
Payment of debt issuance costs	(165)	(9,845)
Principal payments on capital lease	(50)	(24)

Net cash provided by (used in) financing activities	19,285	(3,529)

Effect of foreign currency exchange rate changes on cash and cash equivalents	674	(871)

Net decrease in cash and cash equivalents	(31,217)	(93,158)
Cash and cash equivalents, at beginning of period	58,343	166,956

Cash and cash equivalents, at end of period	$27,126	$73,798

Supplemental disclosure of cash flow information:

Interest paid	$105,801	$110,377
Income taxes paid	7,079	11,988

Non-cash investing activities:
Restricted cash in escrow	2,497	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updates guidance on performance stock awards. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect adoption of ASU 2014-12 to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 250) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S GAAP. ASU 2014-08 requires that only disposal of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company early adopted ASU 2014-08 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company does not have any financial assets (liabilities) measured at fair value on a recurring basis.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, current liabilities, revolving credit facility and long-term debt. Cash and cash equivalents, restricted cash, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facility approximates fair value due to the variable component of its interest rate. The estimated fair value of the Company’s long-term debt was approximately $2.15 billion as of August 2, 2014, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.36 billion as of February 1, 2014, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of August 2, 2014 and February 1, 2014 included the following components (in thousands):

	August 2, 2014	February 1, 2014

Senior secured revolving credit facility due 2017	$19,500	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,138,045	1,139,174
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Long-term debt	$2,377,657	$2,378,786

Obligation under capital lease (including current portion)	$17,181	$17,232

(1)	Amounts include unamortized premium of $13,045 and $14,174 as of August 2, 2014 and February 1, 2014, respectively.

Credit Facility

On April 30, 2014, the Company entered into Amendment No. 1 to its Amended and Restated Credit Agreement (as amended, the “Credit Facility”), dated as of September 20, 2012, among the Company, Claire’s, Inc., the Administrative Agent and Issuing Agent named therein and the Lenders party thereto (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50:1.00 to 6.00:1.00 for purposes of the covenant described below under “Credit Facility and Note Covenants.”

Note Repurchases

There was no debt repurchase activity for the three and six months ended August 2, 2014. The following is a summary of the Company’s debt repurchase activity for the three and six months ended August 3, 2013 (in thousands). All debt repurchases in the three and six months ended August 3, 2013, were pursuant to the tender offer and note redemptions.

	Three Months Ended August 3, 2013			Six Months Ended August 3, 2013
	Principal	Repurchase	Recognized	Principal	Repurchase	Recognized
Notes Repurchased	Amount	Price	Loss (1)	Amount	Price	Loss (2)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$181,259	$181,259	$1,494	$220,270	$219,802	$2,597
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	280,667	280,667	1,627	302,190	301,947	2,198

	$461,926	$461,926	$3,121	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,476 for the Senior Fixed Rate Notes and $1,625 for the Senior Toggle Notes and tender premiums and fees of $18 for the Senior Fixed Rate Notes and $2 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

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

The Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the Credit Facility through the measurement date) and at the end of each quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 1, 2014	$(6,841)	$5,732	$(1,109)
Other comprehensive income	963	—	963

Net other comprehensive income	963	—	963

Balance as of August 2, 2014	$(5,878)	$5,732	$(146)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended August 2, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of February 1, 2014	5,166,566	$10.00
Options granted	2,005,850	$10.00
Options exercised	—
Options forfeited	(2,629,593)	$10.00
Options expired	(400,845)	$10.00

Outstanding as of August 2, 2014	4,141,978	$10.00	5.2

Options vested and expected to vest as of August 2, 2014	3,763,102	$10.00	5.1

Exercisable as of August 2, 2014	1,901,934	$10.00	4.6

The weighted average grant date fair value of options granted during the six months ended August 2, 2014 and August 3, 2013 was $0.04 and $3.27, respectively.

During the three and six months ended August 2, 2014 and August 3, 2013, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $(0.1) million, $0.1 million, $(0.4) million and $0.5 million, respectively. During the three and six months ended August 2, 2014, the Company recorded reversals of stock option expense of $0.5 million and $1.0 million, respectively, associated with the forfeitures of stock options, including $0.2 million and $0.6 million, respectively, for former executive officers. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (26.0)% and (8.1)% for the three and six months ended August 2, 2014. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 3, 2013 by the Company’s U.S. operations.

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

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.3 million, including penalties and interest. In July 2014, the Company received notice from the Canada Revenue Agency that the withholding tax assessments for 2003 through 2007, including penalties and interest have been reversed.

9.	Related Party Transactions

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 and the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC, an affiliate of the Apollo Funds, which are the Company’s controlling stockholders. In connection with the issuance of the 6.125% Senior Secured First Lien Notes and the 7.75% Senior Notes, the Company paid fees in the aggregate amount of approximately $0.2 million and $0.4 million to Apollo Global Securities, LLC for the three and six months ended August 2, 2014.

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

Net sales, depreciation and amortization and operating income for the three and six months ended August 2, 2014 and August 3, 2013 are as follows (in thousands):

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Net sales:
North America	$212,458	$219,317	$426,656	$445,274
Europe	165,371	147,386	304,516	275,435

Total net sales	377,829	366,703	731,172	720,709

Depreciation and amortization:
North America	10,838	9,935	28,022	19,464
Europe	6,962	6,218	13,242	12,314

Total depreciation and amortization	17,800	16,153	41,264	31,778

Operating income for reportable segments:
North America	20,071	28,198	31,865	61,722
Europe	20,338	17,013	26,881	16,993

Total operating income for reportable segments	40,409	45,211	58,746	78,715
Severance and transaction-related costs	2,182	889	3,764	1,804

Consolidated operating income	38,227	44,322	54,982	76,911
Loss on early debt extinguishment	—	3,121	—	4,795
Interest expense, net	54,557	57,755	109,316	115,974

Consolidated loss before income tax expense	$(16,330)	$(16,554)	$(54,334)	$(43,858)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $1.1 million and $0.6 million for the three months ended August 2, 2014 and August 3, 2013, respectively, and $1.9 million and $1.2 million for the six months ended August 2, 2014 and August 3, 2013, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $1.1 million and $0.3 million for the three months ended August 2, 2014 and August 3, 2013, respectively, and $1.9 million and $0.6 million for the six months ended August 2, 2014 and August 3, 2013, respectively.

11.	Supplemental Financial Information

On May 29, 2007, the Issuer issued $335.0 million of Senior Subordinated Notes (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued $320.0 million aggregate principal amount of 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of August 2, 2014 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,367	$6,486	$19,273	$—	$27,126
Inventories	—	96,906	73,767	—	170,673
Prepaid expenses	848	2,092	19,725	—	22,665
Other current assets	—	20,543	7,493	—	28,036

Total current assets	2,215	126,027	120,258	—	248,500

Property and equipment:
Furniture, fixtures and equipment	4,250	160,116	91,935	—	256,301
Leasehold improvements	1,335	193,302	147,032	—	341,669

	5,585	353,418	238,967	—	597,970
Less accumulated depreciation and amortization	(3,260)	(226,026)	(132,776)	—	(362,062)

	2,325	127,392	106,191	—	235,908

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(4,062)	—	—	(4,062)

	—	13,993	—	—	13,993

Intercompany receivables	—	194,054	—	(194,054)	—
Investment in subsidiaries	2,197,415	(51,515)	—	(2,145,900)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	1,871	249,164	—	537,035
Deferred financing costs, net	35,649	—	—	—	35,649
Restricted cash	—	—	2,417	—	2,417
Other assets	412	4,096	48,775	—	53,283

	2,519,476	1,384,156	614,762	(2,339,954)	2,178,440

Total assets	$2,524,016	$1,651,568	$841,211	$(2,339,954)	$2,676,841

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$19,500	$—	$—	$—	$19,500
Trade accounts payable	1,057	24,684	43,537	—	69,278
Income taxes payable	—	(118)	1,628	—	1,510
Accrued interest payable	68,862	—	—	—	68,862
Accrued expenses and other current liabilities	6,432	39,071	52,016	—	97,519

Total current liabilities	95,851	63,637	97,181	—	256,669

Intercompany payables	191,662	—	2,393	(194,055)	—
Long-term debt	2,377,657	—	—	—	2,377,657
Obligation under capital lease	—	17,043	—	—	17,043
Deferred tax liability	—	107,131	12,216	—	119,347
Deferred rent expense	—	22,196	11,345	—	33,541
Unfavorable lease obligations and other long-term liabilities	—	13,590	148	—	13,738

	2,569,319	159,960	26,102	(194,055)	2,561,326

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,126	1,435,909	797,655	(2,233,564)	619,126
Accumulated other comprehensive income (loss), net of tax	(146)	1,024	(4,981)	3,957	(146)
Accumulated deficit	(760,134)	(9,329)	(74,748)	84,077	(760,134)

	(141,154)	1,427,971	717,928	(2,145,899)	(141,154)

Total liabilities and stockholder’s equity (deficit)	$2,524,016	$1,651,568	$841,211	$(2,339,954)	$2,676,841

Condensed Consolidating Balance Sheet

February 1, 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$4,055	$44,377	$—	$58,343
Inventories	—	100,292	78,590	—	178,882
Prepaid expenses	443	2,023	17,005	—	19,471
Other current assets	644	16,953	8,708	—	26,305

Total current assets	10,998	123,323	148,680	—	283,001

Property and equipment:
Furniture, fixtures and equipment	6,956	164,902	88,851	—	260,709
Leasehold improvements	1,471	189,407	144,980	—	335,858

	8,427	354,309	233,831	—	596,567
Less accumulated depreciation and amortization	(4,625)	(220,617)	(122,166)	—	(347,408)

	3,802	133,692	111,665	—	249,159

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,611)	—	—	(3,611)

	—	14,444	—	—	14,444

Intercompany receivables	—	158,450	—	(158,450)	—
Investment in subsidiaries	2,199,771	(49,924)	—	(2,149,847)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,471	252,624	—	541,095
Deferred financing costs, net	39,481	—	—	—	39,481
Other assets	74	3,890	50,433	(1)	54,396

	2,525,326	1,350,537	617,463	(2,308,298)	2,185,028

Total assets	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$10,630	$33,800	$39,934	$—	$84,364
Income taxes payable	—	33	3,696	—	3,729
Accrued interest payable	68,338	—	—	—	68,338
Accrued expenses and other current liabilities	7,405	36,669	50,653	—	94,727

Total current liabilities	86,373	70,502	94,283	—	251,158

Intercompany payables	158,000	—	451	(158,451)	—
Long-term debt	2,378,786	—	—	—	2,378,786
Obligation under capital lease	—	17,124	—	—	17,124
Deferred tax liability	—	106,890	12,674	—	119,564
Deferred rent expense	—	20,609	11,391	—	32,000
Unfavorable lease obligations and other long-term liabilities	—	15,812	221	—	16,033

	2,536,786	160,435	24,737	(158,451)	2,563,507

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,499	1,435,909	797,836	(2,233,745)	619,499
Accumulated other comprehensive income (loss), net of tax	(1,109)	205	(4,779)	4,574	(1,109)
Accumulated deficit	(701,423)	(45,422)	(34,271)	79,693	(701,423)

	(83,033)	1,391,059	758,788	(2,149,847)	(83,033)

Total liabilities and stockholder’s equity (deficit)	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$195,933	$181,896	$—	$377,829
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	(1,269)	100,785	90,219	—	189,735

Gross profit	1,269	95,148	91,677	—	188,094

Other expenses:
Selling, general and administrative	3,549	64,103	61,562	—	129,214
Depreciation and amortization	714	9,247	7,839	—	17,800
Severance and transaction-related costs	1,073	0	1,109	—	2,182
Other (income) expense	(1,968)	(4)	2,643	—	671

	3,368	73,346	73,153	—	149,867

Operating income (loss)	(2,099)	21,802	18,524	—	38,227
Interest expense, net	54,006	558	(7)	—	54,557

Income (loss) before income taxes	(56,105)	21,244	18,531	—	(16,330)
Income tax expense	—	706	3,538	—	4,244

Income (loss) from continuing operations	(56,105)	20,538	14,993	—	(20,574)
Equity in earnings (loss) of subsidiaries	35,531	(98)	—	(35,433)	—

Net income (loss)	(20,574)	20,440	14,993	(35,433)	(20,574)
Foreign currency translation adjustments	(1,606)	170	(1,963)	1,793	(1,606)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(3,841)	166	(3,860)	3,694	(3,841)

Other comprehensive income (loss)	(5,447)	336	(5,823)	5,487	(5,447)

Comprehensive income (loss)	$(26,021)	$20,776	$9,170	$(29,946)	$(26,021)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$200,481	$166,222	$—	$366,703
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	65	97,124	83,784	—	180,973

Gross profit (deficit)	(65)	103,357	82,438	—	185,730

Other expenses:
Selling, general and administrative	4,567	65,044	56,837	—	126,448
Depreciation and amortization	335	8,603	7,215	—	16,153
Severance and transaction-related costs	643	—	246	—	889
Other (income) expense	(2,989)	1,242	(335)	—	(2,082)

	2,556	74,889	63,963	—	141,408

Operating income (loss)	(2,621)	28,468	18,475	—	44,322
Loss on early debt extinguishment	3,121	—	—	—	3,121
Interest expense, net	57,207	555	(7)	—	57,755

Income (loss) before income taxes	(62,949)	27,913	18,482	—	(16,554)
Income tax expense	—	654	3,464	—	4,118

Income (loss) from continuing operations	(62,949)	27,259	15,018	—	(20,672)
Equity in earnings of subsidiaries	42,277	342	—	(42,619)	—

Net income (loss)	(20,672)	27,601	15,018	(42,619)	(20,672)
Foreign currency translation adjustments	(36)	(48)	1,690	(1,642)	(36)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	205	(906)	208	698	205

Other comprehensive income (loss)	169	(954)	1,898	(944)	169

Comprehensive income (loss)	$(20,503)	$26,647	$16,916	$(43,563)	$(20,503)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$394,364	$336,808	$—	$731,172
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	515	203,797	172,493	—	376,805

Gross profit (deficit)	(515)	190,567	164,315	—	354,367

Other expenses:
Selling, general and administrative	7,516	125,801	121,855	—	255,172
Depreciation and amortization	1,999	21,558	17,707	—	41,264
Severance and transaction-related costs	1,697	1	2,066	—	3,764
Other (income) expense	(4,141)	(26)	3,352	—	(815)

	7,071	147,334	144,980	—	299,385

Operating income (loss)	(7,586)	43,233	19,335	—	54,982
Interest expense, net	108,226	1,097	(7)	—	109,316

Income (loss) before income taxes	(115,812)	42,136	19,342	—	(54,334)
Income tax expense (benefit)	—	(1,041)	5,418	—	4,377

Income (loss) from continuing operations	(115,812)	43,177	13,924	—	(58,711)
Equity in earnings (loss) of subsidiaries	57,101	(1,171)	—	(55,930)	—

Net income (loss)	(58,711)	42,006	13,924	(55,930)	(58,711)
Foreign currency translation adjustments	181	295	(994)	699	181
Net gain on intra-entity foreign currency transactions, net of tax	782	524	792	(1,316)	782

Other comprehensive income (loss)	963	819	(202)	(617)	963

Comprehensive income (loss)	$(57,748)	$42,825	$13,722	$(56,547)	$(57,748)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$408,842	$311,867	$—	$720,709
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	107	198,320	161,112	—	359,539

Gross profit (deficit)	(107)	210,522	150,755	—	361,170

Other expenses:
Selling, general and administrative	9,094	128,514	114,227	—	251,835
Depreciation and amortization	651	16,900	14,227	—	31,778
Severance and transaction-related costs	1,171	—	633	—	1,804
Other (income) expense	(5,078)	2,407	1,513	—	(1,158)

	5,838	147,821	130,600	—	284,259

Operating income (loss)	(5,945)	62,701	20,155	—	76,911
Loss on early debt extinguishment	4,795	—	—	—	4,795
Interest expense, net	114,894	1,103	(23)	—	115,974

Income (loss) before income taxes	(125,634)	61,598	20,178	—	(43,858)
Income tax expense (benefit)	—	(1,194)	4,592	—	3,398

Income (loss) from continuing operations	(125,634)	62,792	15,586	—	(47,256)
Equity in earnings of subsidiaries	78,378	675	—	(79,053)	—

Net income (loss)	(47,256)	63,467	15,586	(79,053)	(47,256)
Foreign currency translation adjustments	(1,811)	(177)	694	(517)	(1,811)
Net loss on intra-entity foreign currency transactions, net of tax	(5,246)	(1,182)	(5,309)	6,491	(5,246)

Other comprehensive loss	(7,057)	(1,359)	(4,615)	5,974	(7,057)

Comprehensive income (loss)	$(54,313)	$62,108	$10,971	$(73,079)	$(54,313)

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(58,711)	$42,006	$13,924	$(55,930)	$(58,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(57,101)	1,171	—	55,930	—
Depreciation and amortization	1,999	21,558	17,707	—	41,264
Amortization of lease rights and other assets	—	—	2,021	—	2,021
Amortization of debt issuance costs	3,998	—	—	—	3,998
Accretion of debt premium	(1,129)	—	—	—	(1,129)
Net accretion of unfavorable lease obligations	—	(242)	(22)	—	(264)
Loss on sale/retirement of property and equipment, net	—	90	2	—	92
Loss on sale of intangible assets/lease rights	—	—	216	—	216
Stock-based compensation (benefit) expense	(620)	115	132	—	(373)
(Increase) decrease in:
Inventories	—	3,386	5,208	—	8,594
Prepaid expenses	(405)	(69)	(2,501)	—	(2,975)
Other assets	306	(3,559)	1,050	—	(2,203)
Increase (decrease) in:
Trade accounts payable	(9,572)	(3,492)	4,059	—	(9,005)
Income taxes payable	—	(148)	(2,103)	—	(2,251)
Accrued interest payable	524	—	—	—	524
Accrued expenses and other liabilities	(974)	989	(1,160)	—	(1,145)
Deferred income taxes	—	—	194	—	194
Deferred rent expense	—	1,587	(173)	—	1,414

Net cash provided by (used in) operating activities	(121,685)	63,392	38,554	—	(19,739)

Cash flows from investing activities:
Acquisition of property and equipment	(522)	(20,459)	(9,966)	—	(30,947)
Acquisition of intangible assets/lease rights	—	(59)	(431)	—	(490)

Net cash used in investing activities	(522)	(20,518)	(10,397)	—	(31,437)

Cash flows from financing activities:
Proceeds from revolving credit facility	122,500	—	—	—	122,500
Payments on revolving credit facility	(103,000)	—	—	—	(103,000)
Payment of debt issuance costs	(165)	—	—	—	(165)
Principal payments on capital lease	—	(50)	—	—	(50)
Intercompany activity, net	94,329	(41,514)	(52,815)	—	—

Net cash provided by (used in) financing activities	113,664	(41,564)	(52,815)	—	19,285

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	1,121	(446)	—	674

Net increase (decrease) in cash and cash equivalents	(8,544)	2,431	(25,104)	—	(31,217)
Cash and cash equivalents, at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents, at end of period	1,367	6,486	19,273	—	27,126

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 3, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(47,256)	$63,467	$15,586	$(79,053)	$(47,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(78,378)	(675)	—	79,053	—
Depreciation and amortization	651	16,900	14,227	—	31,778
Amortization of lease rights and other assets	—	—	1,950	—	1,950
Amortization of debt issuance costs	4,228	—	—	—	4,228
Accretion of debt premium	(1,037)	—	—	—	(1,037)
Net accretion of unfavorable lease obligations	—	(396)	(27)	—	(423)
Loss on sale/retirement of property and equipment, net	—	32	1	—	33
Loss on early debt extinguishment	4,795	—	—	—	4,795
Stock compensation (benefit) expense	353	(82)	265	—	536
(Increase) decrease in:
Inventories	36	(7,499)	(11,071)	—	(18,534)
Prepaid expenses	(301)	127	(1,996)	—	(2,170)
Other assets	(235)	(170)	(1,036)	—	(1,441)
Increase (decrease) in:
Trade accounts payable	(364)	913	300	—	849
Income taxes payable	—	(239)	(7,801)	—	(8,040)
Accrued interest payable	2,376	—	—	—	2,376
Accrued expenses and other liabilities	(1,879)	(7,162)	(5,366)	—	(14,407)
Deferred income taxes	—	—	(120)	—	(120)
Deferred rent expense	—	788	(328)	—	460

Net cash provided by (used in) operating activities	(117,011)	66,004	4,584	—	(46,423)

Cash flows from investing activities:
Acquisition of property and equipment	(1,153)	(25,449)	(14,116)	—	(40,718)
Acquisition of intangible assets/lease rights	—	(105)	(1,512)	—	(1,617)

Net cash used in investing activities	(1,153)	(25,554)	(15,628)	—	(42,335)

Cash flows from financing activities:
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premium and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,845)	—	—	—	(9,845)
Principal payments on capital lease	—	(24)	—	—	(24)
Intercompany activity, net	65,173	(35,826)	(29,347)	—	—

Net cash provided by (used in) financing activities	61,668	(35,850)	(29,347)	—	(3,529)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(2,452)	1,582	—	(871)

Net increase (decrease) in cash and cash equivalents	(56,497)	2,148	(38,809)	—	(93,158)
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	(105)	6,447	67,456	—	73,798

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of August 2, 2014, we operated a total of 3,052 owned stores, of which 1,880 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North America segment) and 1,172 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores by May 4, 2014.

As of August 2, 2014 we also franchised or licensed 436 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Sweden, Romania and Bulgaria. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:

•	Jewelry: Includes earrings as well as our ear piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; personal, fashion, and seasonal accessories, including tech accessories, holders, phone cases, stationery, key rings, DIY kits, attitude glasses, headwear, legwear, armwear, and sunglasses; and handbags and small leather goods.

In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s® and Icing® brands allows us to operate multiple stores within a single location. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.

Financial activity for the three and six months ended August 2, 2014 includes the following:

•	Net sales increase of 3.0% and 1.5%, respectively.

•	Same store sales percentages:

	Three Months Ended August 2, 2014	Six Months Ended August 2, 2014
Consolidated	(0.6)%	(2.5)%
North America	(2.9)%	(4.3)%
Europe	2.5%	0.2%

•	Operating income margin of 10.1% and 7.5%, respectively.

Operational activity for the three and six months ended August 2, 2014 includes the following:

•	Opened 11 and 26, respectively, new company-operated stores.
•	Closed 30 and 88, respectively, company-operated stores due to underperformance or lease renewal terms that did not meet our criteria, including 3 and 17 stores, respectively, in China.

A summary of our consolidated results of operations for the three and six months ended August 2, 2014 and August 3, 2013 are as follows (dollars in thousands):

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013
Net sales	$377,829	$366,703
Decrease in same store sales	(0.6)%	(0.1)%
Gross profit percentage	49.8%	50.6%
Selling, general and administrative expenses as a percentage of net sales	34.2%	34.5%
Depreciation and amortization as a percentage of net sales	4.7%	4.4%
Operating income	$38,227	$44,322
Loss on early debt extinguishment	$—	$3,121
Net loss	$(20,574)	$(20,672)
Number of stores at the end of the period (1)	3,052	3,094

(1)	Number of stores excludes stores operated under franchise agreements.

	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Net sales	$731,172	$720,709
(Decrease) increase in same store sales	(2.5)%	1.3%
Gross profit percentage	48.5%	50.1%
Selling, general and administrative expenses as a percentage of net sales	34.9%	34.9%
Depreciation and amortization as a percentage of net sales	5.6%	4.4%
Operating income	$54,982	$76,911
Loss on early debt extinguishment	$—	$4,795
Net loss	$(58,711)	$(47,256)
Number of stores at the end of the period (1)	3,052	3,094

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales for the three months ended August 2, 2014 increased $11.1 million, or 3.0%, from the three months ended August 3, 2013. The increase was attributable to new store sales of $15.9 million, a favorable foreign currency translation effect of our non-U.S. net sales of $8.1 million and an increase in shipments to franchisees of $1.0 million, partially offset by the effect of store closures of $11.7 million and a decrease in same store sales of $2.2 million. Net sales would have increased 0.8% excluding the impact from foreign currency exchange rate changes.

Net sales for the six months ended August 2, 2014 increased $10.5 million, or 1.5%, from the six months ended August 3, 2013. The increase was attributable to new store sales of $32.6 million, a favorable foreign currency translation effect of our non-U.S. net sales of $14.7 million and an increase in shipments to franchisees of $1.7 million, partially offset by the effect of store closures of $21.2 million and a decrease in same store sales of $17.3 million. Net sales would have decreased 0.6% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 2, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.6%, partially offset by an increase in average transaction value of 1.4%.

For the six months ended August 2, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.0%, partially offset by an increase in average transaction value of 0.6%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Jewelry	50.3	51.8	50.3	51.5
Accessories	49.7	48.2	49.7	48.5

	100.0	100.0	100.0	100.0

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

During the three months ended August 2, 2014, gross profit percentage decreased 80 basis points to 49.8% compared to 50.6% during the three months ended August 3, 2013. The decrease in gross profit percentage consisted of a 40 basis point decrease in merchandise margin, a 30 basis point increase in occupancy costs and a 10 basis point increase in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales.

During the six months ended August 2, 2014, gross profit percentage decreased 160 basis points to 48.5% compared to 50.1% during the six months ended August 3, 2013. The decrease in gross profit percentage consisted of a 120 basis point increase in occupancy costs and a 40 basis point decrease in merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended August 2, 2014, selling, general and administrative expenses increased $2.8 million, or 2.2%, compared to the three months ended August 3, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points compared to the three months ended August 3, 2013. Excluding an unfavorable $2.9 million foreign currency translation effect, selling, general and administrative expenses would have decreased $0.1 million.

During the six months ended August 2, 2014, selling, general and administrative expenses increased $3.3 million, or 1.3%, compared to the six months ended August 3, 2013. As a percentage of net sales, selling, general and administrative expenses remained unchanged compared to the six months ended August 3, 2013. Excluding an unfavorable $5.6 million foreign currency translation effect, selling, general and administrative expenses would have decreased $2.3 million. This decrease primarily resulted from reductions in compensation-related expenses, such as store payroll and bonus and previously recorded non-cash stock-based compensation expense.

Depreciation and amortization expense

During the three months ended August 2, 2014, depreciation and amortization expense increased $1.6 million to $17.8 million compared to $16.2 million for the three months ended August 3, 2013. Excluding an unfavorable $0.3 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $1.3 million.

During the six months ended August 2, 2014, depreciation and amortization expense increased $9.5 million to $41.3 million compared to $31.8 million for the six months ended August 3, 2013. Excluding an unfavorable $0.6 million foreign currency translation effect, the increase in depreciation and amortization would have been $8.9 million.

Other (income) expense, net

The following is a summary of other (income) expense activity for the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Foreign currency exchange (gain) loss, net	$2,026	$(755)	$1,769	$1,274
Royalty income	(1,355)	(1,327)	(2,541)	(2,432)
Other income	—	—	(43)	—

	$671	$(2,082)	$(815)	$(1,158)

Loss on early debt extinguishment

There was no debt repurchase activity for the three and six months ended August 2, 2014. The following is a summary of the Company’s debt repurchase activity for the three and six months ended August 3, 2013 (in thousands). All debt repurchases in the three and six months ended August 3, 2013, were pursuant to the tender offer and note redemptions.

	Three Months Ended August 3, 2013			Six Months Ended August 3, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)	Principal Amount	Repurchase Price	Recognized Loss (2)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$181,259	$181,259	$1,494	$220,270	$219,802	$2,597
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	280,667	280,667	1,627	302,190	301,947	2,198

	$461,926	$461,926	$3,121	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,476 for the Senior Fixed Rate Notes and $1,625 for the Senior Toggle Notes and tender premiums and fees of $18 for the Senior Fixed Rate Notes and $2 for the Senior Toggle Notes.
(2)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

Interest expense, net

During the three months ended August 2, 2014, net interest expense aggregated $54.6 million compared to $57.8 million for the three months ended August 3, 2013. The decrease of $3.2 million is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes.

During the six months ended August 2, 2014, net interest expense aggregated $109.3 million compared to $116.0 million for the six months ended August 3, 2013. The decrease of $6.7 million is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes.

Income taxes

The effective income tax rate for the three and six months ended August 2, 2014 was (26.0)% and (8.1)% compared to (24.9)% and (7.7)% for the three and six months ended August 3, 2013. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 2, 2014 and August 3, 2013, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Net sales	$212,458	$219,317	$426,656	$445,274
(Decrease) increase in same store sales	(2.9)%	1.1%	(4.3)%	1.7%
Gross profit percentage	49.1%	51.7%	48.0%	51.7%
Number of stores at the end of the period (1)	1,880	1,925	1,880	1,925

(1)	Number of stores excludes stores operated under franchise agreements and includes 11 China stores as of August 3, 2013.

During the three months ended August 2, 2014, net sales in North America decreased $6.9 million, or 3.1%, from the three months ended August 3, 2013. The decrease was attributable to the effect of store closures of $6.5 million, a decrease in same store sales of $5.9 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.8 million, partially offset by new store sales of $5.3 million and an increase in shipments to franchisees of $1.0 million. Sales would have decreased 2.8% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 2, 2014, net sales in North America decreased $18.6 million, or 4.2%, from the six months ended August 3, 2013. The decrease was attributable to a decrease in same store sales of $17.9 million, the effect of store closures of $12.0 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.2 million, partially offset by new store sales of $11.8 million and increased shipments to franchisees of $1.7 million. Sales would have decreased 3.7% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 2, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.9% and a decrease in average transaction value of 0.8%.

For the six months ended August 2, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.8% and a decrease in average transaction value of 0.6%.

During the three months ended August 2, 2014, gross profit percentage decreased 260 basis points to 49.1% compared to 51.7% during the three months ended August 3, 2013. The decrease in gross profit percentage consisted of a 150 basis point decrease in merchandise margin and a 110 basis point increase in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and lower initial markups. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales.

During the six months ended August 2, 2014, gross profit percentage decreased 370 basis points to 48.0% compared to 51.7% during the six months ended August 3, 2013. The gross profit percentage consisted of a 200 basis point increase in occupancy costs and a 170 basis point decrease in merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Jewelry	55.4	57.5	55.5	56.5
Accessories	44.6	42.5	44.5	43.5

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended August 2, 2014	Three Months Ended August 3, 2013	Six Months Ended August 2, 2014	Six Months Ended August 3, 2013
Net sales	$165,371	$147,386	$304,516	$275,435
Increase (decrease) in same store sales	2.5%	(2.0)%	0.2%	0.7%
Gross profit percentage	50.6%	49.1%	49.1%	47.6%
Number of stores at the end of the period (1)	1,172	1,169	1,172	1,169

(1)	Number of stores excludes stores operated under franchise agreements.

During the three months ended August 2, 2014, net sales in Europe increased $18.0 million, or 12.2%, from the three months ended August 3, 2013. The increase was attributable to new store sales of $10.6 million, a favorable foreign currency translation effect of our non-U.S. net sales of $8.9 million and an increase of same store sales of $3.7 million, partially offset by the effect of store closures of $5.2. Sales would have increased 5.8% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 2, 2014, net sales in Europe increased $29.1 million, or 10.6%, from the six months ended August 3, 2013. The increase was attributable to new store sales of $20.8 million, a favorable foreign currency translation effect of our non-U.S. net sales of $16.9 million and an increase in same store sales of $0.6 million, partially offset by the effect of store closures of $9.2 million. Sales would have increased 4.2% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 2, 2014, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.7%, partially offset by a decrease in average number of transactions per store of 1.0%.

For the six months ended August 2, 2014, the increase in same store sales was primarily attributable to an increase in average transaction value of 3.1%, partially offset by a decrease in average number of transactions per store of 1.8%.

During the three months ended August 2, 2014, gross profit percentage increased 150 basis points to 50.6% compared to 49.1% during the three months ended August 3, 2013. The increase in gross profit percentage consisted of a 90 basis point increase in merchandise margin and a decrease of 80 basis points in occupancy costs, partially offset by a 20 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from a decrease in markdowns partially offset by higher inventory shrink. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The decrease increase in occupancy costs, as a percentage of net sales, was primarily caused by the leveraging effect of an increase in same store sales.

During the six months ended August 2, 2014, gross profit percentage increased 150 basis points to 49.1% compared to 47.6% during the six months ended August 3, 2013. The increase in gross profit percentage consisted of a 140 basis point increase in merchandise margin and a 20 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from a decrease in markdowns and higher initial markups.

Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease increase in occupancy costs, as a percentage of net sales, was primarily caused by the leveraging effect of an increase in same store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Jewelry	43.8	43.6	43.2	43.7
Accessories	56.2	56.4	56.8	56.3

	100.0	100.0	100.0	100.0

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

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended August 2, 2014 and August 3, 2013 is outlined in the table below (in thousands):

	Six Months	Six Months
	Ended	Ended
	August 2, 2014	August 3, 2013
Operating activities	$(19,739)	$(46,423)
Investing activities	(31,437)	(42,335)
Financing activities	19,285	(3,529)

Cash flows from operating activities

For the six months ended August 2, 2014, cash used in operations decreased $26.7 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital, excluding cash and cash equivalents, of $28.4 million, a decrease in tax payments and other items of $6.5 million, and a decrease in interest payments of $4.6 million, partially offset by a net decrease in operating income, of $12.8 million.

Cash flows from investing activities

For the six months ended August 2, 2014, cash used in investing activities was $31.4 million and primarily consisted of $31.4 million for capital expenditures. For the six months ended August 3, 2013, cash used in investing activities was $42.3 million and primarily consisted of $42.3 million for capital expenditures. During the remainder of Fiscal 2014, we expect to fund approximately $10.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended August 2, 2014, cash provided by financing activities was $19.3 million, which consisted primarily of net borrowings of $19.5 million under the revolving Credit Facility, partially offset by payment of $0.2 million in financing costs. For the six months ended August 3, 2013, cash used in financing activities was $3.5 million, which consisted primarily of proceeds of $530.0 million from the issuance of $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and $320.0 million aggregate principal amount of 7.75% Senior Notes, note repurchases of $521.7 million to retire $220.3 million aggregate principal amount of Senior Fixed Rate Notes and $302.2 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer and note redemptions, to pay $1.9 million in tender premiums and fees, and to pay $9.8 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of August 2, 2014, we had cash and cash equivalents of $27.1 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of August 2, 2014, our foreign subsidiaries held cash and cash equivalents of $19.3 million. During the six months ended August 2, 2014, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2014, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of August 2, 2014, we do not expect to pay U.S. income tax on future Fiscal 2014 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

Credit Facility

On September 20, 2012, we entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (as amended, the “Credit Facility”), pursuant to which we replaced our existing $200.0 million senior secured former revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility, maturing September 20, 2017. On April 30, 2014, the Company entered into Amendment No. 1 to its Credit Facility (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50:1.00 to 6.00:1.00 for purposes of the covenant described below.

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

All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of our stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the Credit Facility rank equally to the liens securing the 6.125% Senior Secured First Lien Notes and the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”).

The Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of August 2, 2014, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 5.1:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of August 2, 2014, we were in compliance with the covenants.

As of August 2, 2014, we had $19.5 million of borrowings and $3.3 million of letters of credit outstanding, which reduces the borrowing availability under the Credit Facility to $92.2 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of August 2, 2014, we were in compliance with the covenants under the Notes.

Europe Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.5 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of August 2, 2014, we had a reduction of $2.4 million of outstanding bank guarantees under this facility, which reduces the borrowing availability to $0.1 million as of that date.

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

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2013 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of August 2, 2014, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of August 2, 2014, we had fixed rate debt of $2,377.7 million and variable rate debt of $19.5 million. Based on our variable rate balance as of August 2, 2014, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.2 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At August 2, 2014, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $1.0 million and $(7.1) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the six months ended August 2, 2014 and August 3, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended August 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLAIRE’S STORES, INC.

August 29, 2014	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

August 29, 2014	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document