Form 10-Q
period 2014-11-01
CLAIRES STORES INC
filed 2014-12-05
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

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

As of December 1, 2014, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of November 1, 2014 and February 1, 2014	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended November 1, 2014 and November 2, 2013	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 2014 and November 2, 2013	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	34

SIGNATURES	35

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2014	February 1, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,876	$58,343
Inventories	180,335	178,882
Prepaid expenses	22,793	19,471
Other current assets	27,038	26,305

Total current assets	258,042	283,001

Property and equipment:
Furniture, fixtures and equipment	254,208	260,709
Leasehold improvements	335,599	335,858

	589,807	596,567
Less accumulated depreciation and amortization	(364,850)	(347,408)

	224,957	249,159

Leased property under capital lease:
Land and building	18,055	18,055
Less accumulated depreciation and amortization	(4,288)	(3,611)

	13,767	14,444

Goodwill	1,550,056	1,550,056
Intangible assets, net of accumulated amortization of $69,661 and $65,194, respectively	530,369	541,095
Deferred financing costs, net of accumulated amortization of $23,413 and $38,917, respectively	34,111	39,481
Restricted cash	2,298	—
Other assets	50,426	54,396

	2,167,260	2,185,028

Total assets	$2,664,026	$2,731,632

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities	$74,687	$—
Trade accounts payable	74,539	84,364
Income taxes payable	888	3,729
Accrued interest payable	42,587	68,338
Accrued expenses and other current liabilities	90,935	94,727

Total current liabilities	283,636	251,158

Long-term debt	2,377,074	2,378,786
Obligation under capital lease	17,001	17,124
Deferred tax liability	118,581	119,564
Deferred rent expense	34,793	32,000
Unfavorable lease obligations and other long-term liabilities	15,968	16,033

	2,563,417	2,563,507

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,288	619,499
Accumulated other comprehensive loss, net of tax	(15,359)	(1,109)
Accumulated deficit	(786,956)	(701,423)

	(183,027)	(83,033)

Total liabilities and stockholder’s deficit	$2,664,026	$2,731,632

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Net sales	$350,669	$356,938	$1,081,841	$1,077,647
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	183,442	182,447	560,247	541,986

Gross profit	167,227	174,491	521,594	535,661

Other expenses:
Selling, general and administrative	122,657	125,967	377,829	377,802
Depreciation and amortization	16,105	18,378	57,369	50,156
Severance and transaction-related costs	751	978	4,515	2,782
Other income, net	(1,472)	(1,449)	(2,287)	(2,607)

	138,041	143,874	437,426	428,133

Operating income	29,186	30,617	84,168	107,528
Loss on early debt extinguishment	—	—	—	4,795
Interest expense, net	53,593	53,210	162,909	169,184

Loss before income tax expense	(24,407)	(22,593)	(78,741)	(66,451)
Income tax expense	2,415	2,873	6,792	6,271

Net loss	$(26,822)	$(25,466)	$(85,533)	$(72,722)

Net loss	$(26,822)	$(25,466)	$(85,533)	$(72,722)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,304)	929	(3,123)	(882)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $(680), $306, $(577) and $(26)	(11,909)	2,831	(11,127)	(2,415)

Other comprehensive income (loss)	(15,213)	3,760	(14,250)	(3,297)

Comprehensive loss	$(42,035)	$(21,706)	$(99,783)	$(76,019)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Cash flows from operating activities:
Net loss	$(85,533)	$(72,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,369	50,156
Amortization of lease rights and other assets	2,949	3,001
Amortization of debt issuance costs	5,974	6,197
Accretion of debt premium	(1,712)	(1,573)
Net unfavorable accretion of lease obligations	(394)	(559)
Loss on sale/retirement of property and equipment, net	185	159
Loss on early debt extinguishment	—	4,795
Loss on sale of intangible assets/lease rights	277	—
Stock-based compensation (benefit) expense	(211)	1,139
(Increase) in:
Inventories	(5,527)	(52,044)
Prepaid expenses	(4,822)	(2,840)
Other assets	(2,530)	(4,692)
Increase (decrease) in:
Trade accounts payable	(1,163)	11,141
Income taxes payable	(2,959)	(7,716)
Accrued interest payable	(25,750)	(23,858)
Accrued expenses and other liabilities	(1,978)	(12,055)
Deferred income taxes	(160)	(1,930)
Deferred rent expense	3,113	812

Net cash used in operating activities	(62,872)	(102,589)

Cash flows from investing activities:
Acquisition of property and equipment	(41,394)	(68,650)
Acquisition of intangible assets/lease rights	(478)	(2,087)

Net cash used in investing activities	(41,872)	(70,737)

Cash flows from financing activities:
Proceeds from revolving credit facilities	264,180	51,700
Payments on revolving credit facilities	(189,300)	(18,700)
Proceeds from notes	—	530,000
Repurchases of notes, including tender premiums and fees	—	(523,660)
Payment of debt issuance costs	(606)	(9,857)
Principal payments on capital lease	(77)	(37)

Net cash provided by financing activities	74,197	29,446

Effect of foreign currency exchange rate changes on cash and cash equivalents	80	(1,698)

Net decrease in cash and cash equivalents	(30,467)	(145,578)
Cash and cash equivalents, at beginning of period	58,343	166,956

Cash and cash equivalents, at end of period	$27,876	$21,378

Supplemental disclosure of cash flow information:
Interest paid	$184,232	$188,329
Income taxes paid	10,591	15,855

Non-cash investing activities:
Restricted cash in escrow	2,497	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 250) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S GAAP. ASU 2014-08 requires that only disposal of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. During the first fiscal quarter of 2014, the Company early adopted ASU 2014-08 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, current liabilities, revolving credit facilities and long-term debt. Cash and cash equivalents, restricted cash, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of their interest rates. The estimated fair value of the Company’s long-term debt was approximately $2.21 billion as of November 1, 2014, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.36 billion as of

February 1, 2014, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly-traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of November 1, 2014 and February 1, 2014 included the following components (in thousands):

	November 1, 2014	February 1, 2014
Revolving credit facilities:
U.S. senior secured revolving credit facility due 2017	$34,700	$—
Europe unsecured revolving credit facility due 2017	39,987	—

Total revolving credit facilities	$74,687	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,137,462	1,139,174
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Total long-term debt	$2,377,074	$2,378,786

Obligation under capital lease (including current portion)	$17,155	$17,232

(1)	Amounts include unamortized premium of $12,462 and $14,174 as of November 1, 2014 and February 1, 2014, respectively.

U.S. Revolving Credit Facility

On April 30, 2014, the Company entered into Amendment No. 1 to its Amended and Restated Credit Agreement with respect to the Company’s senior secured revolving credit facility due 2017 (as amended, the “U.S. Credit Facility”), dated as of September 20, 2012, among the Company, Claire’s, Inc., the Administrative Agent and Issuing Agent named therein and the Lenders party thereto (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50:1.00 to 6.00:1.00 for purposes of the covenant described below under “U.S Credit Facility and Note Covenants.”

Note Repurchases

There was no debt repurchase activity for the three and nine months ended November 1, 2014 and for the three months ended November 2, 2013. The following is a summary of the Company’s debt repurchase activity for the nine months ended November 2, 2013 (in thousands). All debt repurchases in the nine months ended November 2, 2013, were pursuant to the tender offer and note redemptions.

	Nine Months Ended November 2, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$220,270	$219,802	$2,597
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	302,190	301,947	2,198

	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

U.S. Revolving Credit Facility and Note Covenants

Our U.S. Credit Facility and our 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), 8.875% Senior Secured Second Lien Notes due 2019 (the “Senior Secured Lien Notes”), 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes”) and 7.75% Senior Notes due 2020 (the “7.75% Senior Notes”) (collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The U.S. Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

Europe Revolving Credit Facility

On October 2, 2014, certain of the European subsidiaries of the Company entered into an unsecured euro denominated multi-currency revolving credit facility (the “Europe Credit Facility”) in the amount of €35.0 million that will terminate on August 20, 2017. Loans under the Europe Credit Facility will bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

All obligations under the Europe Credit Facility are unconditionally and fully guaranteed by Claire’s (Gibraltar) Holdings Ltd. (“Claire’s Gibraltar”) and certain of its existing direct or indirect wholly-owned European subsidiaries, subject to certain exceptions and limitations.

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of February 1, 2014	$(6,841)	$5,732	$(1,109)
Other comprehensive loss	(14,250)	—	(14,250)

Balance as of November 1, 2014	$(21,091)	$5,732	$(15,359)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended November 1, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of February 1, 2014	5,166,566	$10.00
Options granted	2,299,550	$10.00
Options exercised	—	$10.00
Options forfeited	(2,641,479)	$10.00
Options expired	(543,658)	$10.00

Outstanding as of November 1, 2014	4,280,979	$10.00	5.2

Options vested and expected to vest as of November 1, 2014	3,883,898	$10.00	5.2

Exercisable as of November 1, 2014	1,827,121	$10.00	4.7

The weighted average grant date fair value of options granted during the nine months ended November 1, 2014 and November 2, 2013 was $0.04 and $3.44, respectively.

During the three and nine months ended November 1, 2014 and November 2, 2013, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.2 million, $0.6 million, $(0.2) million and $1.1 million, respectively. During the nine months ended November 1, 2014, the Company recorded a reversal of stock option expense of $1.0 million, associated with the forfeitures of stock options, including $0.6 million, for former executive officers. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (9.9)% and (8.6)% for the three and nine months ended November 1, 2014. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended November 1, 2014 by the Company’s U.S. operations.

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

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The initial purchasers of the 6.125% Senior Secured First Lien Notes on March 15, 2013 and the 7.75% Senior Notes on May 14, 2013 included Apollo Global Securities, LLC, an affiliate of the Apollo Funds. In connection with the issuance of the 6.125% Senior Secured First Lien Notes and the 7.75% Senior Notes, the Company paid fees in the aggregate amount of approximately $0.4 million to Apollo Global Securities, LLC for the nine months ended November 2, 2013.

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

Net sales, depreciation and amortization and operating income for the three and nine months ended November 1, 2014 and November 2, 2013 are as follows (in thousands):

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Net sales:
North America	$206,072	$211,093	$632,728	$656,367
Europe	144,597	145,845	449,113	421,280

Total net sales	350,669	356,938	1,081,841	1,077,647

Depreciation and amortization:
North America	9,567	10,673	37,589	30,138
Europe	6,538	7,705	19,780	20,018

Total depreciation and amortization	16,105	18,378	57,369	50,156

Operating income for reportable segments:
North America	18,969	16,374	50,834	78,096
Europe	10,968	15,221	37,849	32,214

Total operating income for reportable segments	29,937	31,595	88,683	110,310
Severance and transaction-related costs	751	978	4,515	2,782

Consolidated operating income	29,186	30,617	84,168	107,528
Loss on early debt extinguishment	—	—	—	4,795
Interest expense, net	53,593	53,210	162,909	169,184

Consolidated loss before income tax expense	$(24,407)	$(22,593)	$(78,741)	$(66,451)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.2 million and $0.2 million for the three months ended November 1, 2014 and November 2, 2013, respectively, and $2.0 million and $1.3 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.6 million and $0.8 million for the three months ended November 1, 2014 and November 2, 2013, respectively, and $2.5 million and $1.5 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.

11.	Supplemental Financial Information

On May 29, 2007, the Issuer issued $335.0 million of Senior Subordinated Notes (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued $450.0 million aggregate principal amount of Senior Secured Second Lien Notes, (the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued $400.0 million, $100.0 million and $625.0 million, respectively, aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued $320.0 million aggregate principal amount of 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of November 1, 2014 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,960	$4,827	$21,089	$—	$27,876
Inventories	—	105,407	74,928	—	180,335
Prepaid expenses	1,069	2,049	19,675	—	22,793
Other current assets	—	18,903	8,135	—	27,038

Total current assets	3,029	131,186	123,827	—	258,042

Property and equipment:
Furniture, fixtures and equipment	4,457	160,936	88,815	—	254,208
Leasehold improvements	1,335	195,579	138,685	—	335,599

	5,792	356,515	227,500	—	589,807
Less accumulated depreciation and amortization	(3,443)	(232,246)	(129,161)	—	(364,850)

	2,349	124,269	98,339	—	224,957

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(4,288)	—	—	(4,288)

	—	13,767	—	—	13,767

Intercompany receivables	—	212,227	45,968	(258,195)	—
Investment in subsidiaries	2,210,732	(50,959)	—	(2,159,773)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	1,640	242,729	—	530,369
Deferred financing costs, net	33,673	—	438	—	34,111
Restricted cash	—	—	2,298	—	2,298
Other assets	413	4,084	45,929	—	50,426

	2,530,818	1,402,642	651,768	(2,417,968)	2,167,260

Total assets	$2,536,196	$1,671,864	$873,934	$(2,417,968)	$2,664,026

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facilities	$34,700	$—	$39,987	$—	$74,687
Trade accounts payable	1,455	27,893	45,191	—	74,539
Income taxes payable	—	—	888	—	888
Accrued interest payable	42,510	—	77	—	42,587
Accrued expenses and other current liabilities	5,289	37,731	47,915	—	90,935

Total current liabilities	83,954	65,624	134,058	—	283,636

Intercompany payables	258,195	—	—	(258,195)	—
Long-term debt	2,377,074	—	—	—	2,377,074
Obligation under capital lease	—	17,001	—	—	17,001
Deferred tax liability	—	106,969	11,612	—	118,581
Deferred rent expense	—	23,848	10,945	—	34,793
Unfavorable lease obligations and other long-term liabilities	—	13,550	2,418	—	15,968

	2,635,269	161,368	24,975	(258,195)	2,563,417

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,288	1,435,909	797,656	(2,233,565)	619,288
Accumulated other comprehensive income (loss), net of tax	(15,359)	(35)	(18,527)	18,562	(15,359)
Accumulated equity (deficit)	(786,956)	8,631	(64,230)	55,599	(786,956)

	(183,027)	1,444,872	714,901	(2,159,773)	(183,027)

Total liabilities and stockholder’s equity (deficit)	$2,536,196	$1,671,864	$873,934	$(2,417,968)	$2,664,026

Condensed Consolidating Balance Sheet

February 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$4,055	$44,377	$—	$58,343
Inventories	—	100,292	78,590	—	178,882
Prepaid expenses	443	2,023	17,005	—	19,471
Other current assets	644	16,953	8,708	—	26,305

Total current assets	10,998	123,323	148,680	—	283,001

Property and equipment:
Furniture, fixtures and equipment	6,956	164,902	88,851	—	260,709
Leasehold improvements	1,471	189,407	144,980	—	335,858

	8,427	354,309	233,831	—	596,567
Less accumulated depreciation and amortization	(4,625)	(220,617)	(122,166)	—	(347,408)

	3,802	133,692	111,665	—	249,159

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Less accumulated depreciation and amortization	—	(3,611)	—	—	(3,611)

	—	14,444	—	—	14,444

Intercompany receivables	—	158,450	—	(158,450)	—
Investment in subsidiaries	2,199,771	(49,924)	—	(2,149,847)	—
Goodwill	—	1,235,650	314,406	—	1,550,056
Intangible assets, net	286,000	2,471	252,624	—	541,095
Deferred financing costs, net	39,481	—	—	—	39,481
Other assets	74	3,890	50,433	(1)	54,396

	2,525,326	1,350,537	617,463	(2,308,298)	2,185,028

Total assets	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$10,630	$33,800	$39,934	$—	$84,364
Income taxes payable	—	33	3,696	—	3,729
Accrued interest payable	68,338	—	—	—	68,338
Accrued expenses and other current liabilities	7,405	36,669	50,653	—	94,727

Total current liabilities	86,373	70,502	94,283	—	251,158

Intercompany payables	158,000	—	451	(158,451)	—
Long-term debt	2,378,786	—	—	—	2,378,786
Obligation under capital lease	—	17,124	—	—	17,124
Deferred tax liability	—	106,890	12,674	—	119,564
Deferred rent expense	—	20,609	11,391	—	32,000
Unfavorable lease obligations and other long-term liabilities	—	15,812	221	—	16,033

	2,536,786	160,435	24,737	(158,451)	2,563,507

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,499	1,435,909	797,836	(2,233,745)	619,499
Accumulated other comprehensive income (loss), net of tax	(1,109)	205	(4,779)	4,574	(1,109)
Accumulated deficit	(701,423)	(45,422)	(34,271)	79,693	(701,423)

	(83,033)	1,391,059	758,788	(2,149,847)	(83,033)

Total liabilities and stockholder’s equity (deficit)	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$189,880	$160,789	$—	$350,669
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	140	100,861	82,441	—	183,442

Gross profit	(140)	89,019	78,348	—	167,227

Other expenses:
Selling, general and administrative	4,122	61,429	57,106	—	122,657
Depreciation and amortization	184	8,604	7,317	—	16,105
Severance and transaction-related costs	165	—	586	—	751
Other (income) expense, net	(2,231)	(132)	891	—	(1,472)

	2,240	69,901	65,900	—	138,041

Operating income (loss)	(2,380)	19,118	12,448	—	29,186
Interest expense, net	52,966	559	68	—	53,593

Income (loss) before income taxes	(55,346)	18,559	12,380	—	(24,407)
Income tax expense	—	553	1,862	—	2,415

Income (loss) from continuing operations	(55,346)	18,006	10,518	—	(26,822)
Equity in earnings (loss) of subsidiaries	28,524	(126)	—	(28,398)	—

Net income (loss)	(26,822)	17,880	10,518	(28,398)	(26,822)
Foreign currency translation adjustments	(3,304)	(257)	(1,575)	1,832	(3,304)
Net loss on intra-entity foreign currency transactions, net of tax	(11,909)	(802)	(11,971)	12,773	(11,909)

Other comprehensive loss	(15,213)	(1,059)	(13,546)	14,605	(15,213)

Comprehensive income (loss)	$(42,035)	$16,821	$(3,028)	$(13,793)	$(42,035)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Three Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$191,907	$165,031	$—	$356,938
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	195	100,253	81,999	—	182,447

Gross profit (deficit)	(195)	91,654	83,032	—	174,491

Other expenses:
Selling, general and administrative	5,249	62,818	57,900	—	125,967
Depreciation and amortization	354	9,128	8,896	—	18,378
Severance and transaction-related costs	146	—	832	—	978
Other (income) expense, net	(2,691)	1,189	53	—	(1,449)

	3,058	73,135	67,681	—	143,874

Operating income (loss)	(3,253)	18,519	15,351	—	30,617
Interest expense, net	52,661	554	(5)	—	53,210

Income (loss) before income taxes	(55,914)	17,965	15,356	—	(22,593)
Income tax expense	—	758	2,115	—	2,873

Income (loss) from continuing operations	(55,914)	17,207	13,241	—	(25,466)
Equity in earnings of subsidiaries	30,448	(167)	—	(30,281)	—

Net income (loss)	(25,466)	17,040	13,241	(30,281)	(25,466)
Foreign currency translation adjustments	929	(11)	1,118	(1,107)	929
Net gain (loss) on intra-entity foreign currency transactions, net of tax	2,831	(123)	2,861	(2,738)	2,831

Other comprehensive income (loss)	3,760	(134)	3,979	(3,845)	3,760

Comprehensive income (loss)	$(21,706)	$16,906	$17,220	$(34,126)	$(21,706)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$584,244	$497,597	$—	$1,081,841
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	655	304,658	254,934	—	560,247

Gross profit (deficit)	(655)	279,586	242,663	—	521,594

Other expenses:
Selling, general and administrative	11,638	187,230	178,961	—	377,829
Depreciation and amortization	2,183	30,162	25,024	—	57,369
Severance and transaction-related costs	1,862	1	2,652	—	4,515
Other (income) expense, net	(6,372)	(158)	4,243	—	(2,287)

	9,311	217,235	210,880	—	437,426

Operating income (loss)	(9,966)	62,351	31,783	—	84,168
Interest expense, net	161,192	1,656	61	—	162,909

Income (loss) before income taxes	(171,158)	60,695	31,722	—	(78,741)
Income tax expense (benefit)	—	(488)	7,280	—	6,792

Income (loss) from continuing operations	(171,158)	61,183	24,442	—	(85,533)
Equity in earnings (loss) of subsidiaries	85,625	(1,297)	—	(84,328)	—

Net income (loss)	(85,533)	59,886	24,442	(84,328)	(85,533)
Foreign currency translation adjustments	(3,123)	38	(2,569)	2,531	(3,123)
Net loss on intra-entity foreign currency transactions, net of tax	(11,127)	(278)	(11,179)	11,457	(11,127)

Other comprehensive loss	(14,250)	(240)	(13,748)	13,988	(14,250)

Comprehensive income (loss)	$(99,783)	$59,646	$10,694	$(70,340)	$(99,783)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For The Nine Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$600,749	$476,898	$—	$1,077,647
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	302	298,573	243,111	—	541,986

Gross profit (deficit)	(302)	302,176	233,787	—	535,661

Other expenses:
Selling, general and administrative	14,343	191,332	172,127	—	377,802
Depreciation and amortization	1,005	26,028	23,123	—	50,156
Severance and transaction-related costs	1,317	—	1,465	—	2,782
Other (income) expense, net	(7,769)	3,596	1,566	—	(2,607)

	8,896	220,956	198,281	—	428,133

Operating income (loss)	(9,198)	81,220	35,506	—	107,528
Loss on early debt extinguishment	4,795	—	—	—	4,795
Interest expense, net	167,555	1,657	(28)	—	169,184

Income (loss) before income taxes	(181,548)	79,563	35,534	—	(66,451)
Income tax expense (benefit)	—	(436)	6,707	—	6,271

Income (loss) from continuing operations	(181,548)	79,999	28,827	—	(72,722)
Equity in earnings of subsidiaries	108,826	508	—	(109,334)	—

Net income (loss)	(72,722)	80,507	28,827	(109,334)	(72,722)
Foreign currency translation adjustments	(882)	(188)	1,812	(1,624)	(882)
Net loss on intra-entity foreign currency transactions, net of tax	(2,415)	(1,305)	(2,448)	3,753	(2,415)

Other comprehensive income (loss)	(3,297)	(1,493)	(636)	2,129	(3,297)

Comprehensive income (loss)	$(76,019)	$79,014	$28,191	$(107,205)	$(76,019)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(85,533)	$59,886	$24,442	$(84,328)	$(85,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(85,625)	1,297	—	84,328	—
Depreciation and amortization	2,183	30,162	25,024	—	57,369
Amortization of lease rights and other assets	—	—	2,949	—	2,949
Amortization of debt issuance costs	5,974	—	—	—	5,974
Accretion of debt premium	(1,712)	—	—	—	(1,712)
Net accretion of unfavorable lease obligations	—	(367)	(27)	—	(394)
Loss on sale/retirement of property and equipment, net	52	130	3	—	185
Loss on sale of intangible assets/lease rights	—	—	277	—	277
Stock-based compensation (benefit) expense	(537)	146	180	—	(211)
(Increase) decrease in:
Inventories	—	(5,115)	(412)	—	(5,527)
Prepaid expenses	(626)	(25)	(4,171)	—	(4,822)
Other assets	306	(2,069)	(767)	—	(2,530)
Increase (decrease) in:
Trade accounts payable	(9,175)	(16)	8,028	—	(1,163)
Income taxes payable	—	(29)	(2,930)	—	(2,959)
Accrued interest payable	(25,828)	—	78	—	(25,750)
Accrued expenses and other liabilities	(2,117)	(54)	193	—	(1,978)
Deferred income taxes	—	—	(160)	—	(160)
Deferred rent expense	—	3,240	(127)	—	3,113

Net cash provided by (used in) operating activities	(202,638)	87,186	52,580	—	(62,872)

Cash flows from investing activities:
Acquisition of property and equipment	(781)	(25,993)	(14,620)	—	(41,394)
Acquisition of intangible assets/lease rights	—	(85)	(393)	—	(478)

Net cash used in investing activities	(781)	(26,078)	(15,013)	—	(41,872)

Cash flows from financing activities:
Proceeds from revolving credit facilities	224,000	—	40,180	—	264,180
Payments on revolving credit facilities	(189,300)	—	—	—	(189,300)
Payment of debt issuance costs	(165)	—	(441)	—	(606)
Principal payments on capital lease	—	(77)	—	—	(77)
Intercompany activity, net	160,933	(59,717)	(101,216)	—	—

Net cash provided by (used in) financing activities	195,468	(59,794)	(61,477)	—	74,197

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(542)	622	—	80

Net increase (decrease) in cash and cash equivalents	(7,951)	772	(23,288)	—	(30,467)
Cash and cash equivalents, at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents, at end of period	1,960	4,827	21,089	—	27,876

Condensed Consolidating Statement of Cash Flows

Nine Months Ended November 2, 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(72,722)	$80,507	$28,827	$(109,334)	$(72,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(108,826)	(508)	—	109,334	—
Depreciation and amortization	1,005	26,028	23,123	—	50,156
Amortization of lease rights and other assets	—	—	3,001	—	3,001
Amortization of debt issuance costs	6,197	—	—	—	6,197
Accretion of debt premium	(1,573)	—	—	—	(1,573)
Net accretion of unfavorable lease obligations	—	(521)	(38)	—	(559)
Loss on sale/retirement of property and equipment, net	—	49	110	—	159
Loss on early debt extinguishment	4,795	—	—	—	4,795
Stock-based compensation expense	623	113	403	—	1,139
(Increase) decrease in:
Inventories	36	(30,607)	(21,473)	—	(52,044)
Prepaid expenses	(291)	(315)	(2,234)	—	(2,840)
Other assets	(419)	281	(4,554)	—	(4,692)
Increase (decrease) in:
Trade accounts payable	119	6,037	4,985	—	11,141
Income taxes payable	—	(160)	(7,556)	—	(7,716)
Accrued interest payable	(23,858)	—	—	—	(23,858)
Accrued expenses and other liabilities	(6,047)	(3,925)	(2,083)	—	(12,055)
Deferred income taxes	—	—	(1,930)	—	(1,930)
Deferred rent expense	—	1,276	(464)	—	812

Net cash provided by (used in) operating activities	(200,961)	78,255	20,117	—	(102,589)

Cash flows from investing activities:
Acquisition of property and equipment	(1,596)	(43,288)	(23,766)	—	(68,650)
Acquisition of intangible assets/lease rights	—	(137)	(1,950)	—	(2,087)

Net cash used in investing activities	(1,596)	(43,425)	(25,716)	—	(70,737)

Cash flows from financing activities:
Proceeds from revolving credit facility	51,700	—	—	—	51,700
Payments on revolving credit facility	(18,700)	—	—	—	(18,700)
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premium and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,857)	—	—	—	(9,857)
Principal payments on capital lease	—	(37)	—	—	(37)
Intercompany activity, net	116,829	(31,644)	(85,185)	—	—

Net cash provided by (used in) financing activities	146,312	(31,681)	(85,185)	—	29,446

Effect of foreign currency exchange rate changes on cash and cash equivalents	2	(2,669)	969	—	(1,698)

Net increase (decrease) in cash and cash equivalents	(56,243)	480	(89,815)	—	(145,578)
Cash and cash equivalents, at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents, at end of period	149	4,779	16,450	—	21,378

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to inspire girls and women around the world to become their best selves by providing products and experiences that empower them to express their own unique individual styles. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of November 1, 2014, we operated a total of 3,038 company-operated stores, of which 1,876 were located in all 50 states of the United States, Puerto Rico, Canada, and the U.S. Virgin Islands (North America segment) and 1,162 stores were located in the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores by May 4, 2014.

As of November 1, 2014 we also franchised or licensed 434 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Sweden, and Romania. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three and nine months ended November 1, 2014 includes the following:

•	Net sales decrease of (1.8)% and increase of 0.4%, respectively.

•	Same store sales percentages:

	Three Months Ended November 1, 2014	Nine Months Ended November 1, 2014
Consolidated	(1.4)%	(2.1)%
North America	(1.6)%	(3.4)%
Europe	(1.1)%	(0.2)%

•	Operating income margin of 8.3% and 7.8%, respectively.

•	During the quarter, we entered into the Europe Credit Facility. See Liquidity and Capital Resources for further discussion.

Operational activity for the three and nine months ended November 1, 2014 includes the following:

•	Opened 14 and 40, respectively, new company-operated stores.

•	Closed 28 and 116, respectively, company-operated stores due to underperformance or lease renewal terms that did not meet our criteria, including 17 stores year-to-date in China.

•	Year-to-date, we entered into an agreement with a franchisee to open up 10 Claire’s® franchise stores in the French Caribbean.

A summary of our consolidated results of operations for the three and nine months ended November 1, 2014 and November 2, 2013 are as follows (dollars in thousands):

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013
Net sales	$350,669	$356,938
Decrease in same store sales	(1.4)%	(5.2)%
Gross profit percentage	47.7%	48.9%
Selling, general and administrative expenses as a percentage of net sales	35.0%	35.3%
Depreciation and amortization as a percentage of net sales	4.6%	5.1%
Operating income	$29,186	$30,617
Net loss	$(26,822)	$(25,466)
Number of stores at the end of the period (1)	3,038	3,118

(1)	Number of stores excludes stores operated under franchise agreements.

	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Net sales	$1,081,841	$1,077,647
Decrease in same store sales	(2.1)%	(0.9)%
Gross profit percentage	48.2%	49.7%
Selling, general and administrative expenses as a percentage of net sales	34.9%	35.1%
Depreciation and amortization as a percentage of net sales	5.3%	4.7%
Operating income	$84,168	$107,528
Loss on early debt extinguishment	$—	$4,795
Net loss	$(85,533)	$(72,722)
Number of stores at the end of the period (1)	3,038	3,118

(1)	Number of stores excludes stores operated under franchise agreements.

Net sales

Net sales for the three months ended November 1, 2014 decreased $6.2 million, or 1.8%, from the three months ended November 2, 2013. The decrease was attributable to the effect of store closures of $12.5 million, a decrease in same store sales of $4.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $3.5 million, partially offset by new store sales of $13.9 million and an increase in shipments to franchisees of $0.6 million. Net sales would have decreased 0.8% excluding the impact from foreign currency exchange rate changes.

Net sales for the nine months ended November 1, 2014 increased $4.2 million, or 0.4%, from the nine months ended November 2, 2013. The increase was attributable to new store sales of $46.5 million, a favorable foreign currency translation effect of our non-U.S. net sales of $11.2 million and an increase in shipments to franchisees of $2.3 million, partially offset by the effect of store closures of $33.8 million and a decrease in same store sales of $22.0 million. Net sales would have decreased 0.6% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.3%, partially offset by an increase in average transaction value of 0.9%.

For the nine months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.7%, partially offset by an increase in average transaction value of 0.5%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Jewelry	46.4	48.8	49.0	50.6
Accessories	53.6	51.2	51.0	49.4

	100.0	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution centers and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

During the three months ended November 1, 2014, gross profit percentage decreased 120 basis points to 47.7% compared to 48.9% during the three months ended November 2, 2013. The decrease in gross profit percentage consisted of a 110 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

During the nine months ended November 1, 2014, gross profit percentage decreased 150 basis points to 48.2% compared to 49.7% during the nine months ended November 2, 2013. The decrease in gross profit percentage consisted of an 80 basis point increase in occupancy costs and a 70 basis point decrease in merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended November 1, 2014, selling, general and administrative expenses decreased $3.3 million, or 2.6%, compared to the three months ended November 2, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points compared to the three months ended November 2, 2013. Excluding a favorable $1.1 million foreign currency translation effect, selling, general and administrative expenses would have decreased $2.2 million. This decrease primarily resulted from the closure of our former China operations and from reductions in compensation-related expenses, such as store payroll and bonus and non-cash stock-based compensation expense.

During the nine months ended November 1, 2014, selling, general and administrative expenses remained unchanged, compared to the nine months ended November 2, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points compared to the nine months ended November 2, 2013. Excluding an unfavorable $4.6 million foreign currency translation effect, selling, general and administrative expenses would have decreased $4.6 million. This decrease primarily resulted from reductions in compensation-related expenses, such as store payroll and bonus and non-cash stock-based compensation expense and from the closure of our former China operations.

Depreciation and amortization expense

During the three months ended November 1, 2014, depreciation and amortization expense decreased $2.3 million to $16.1 million compared to $18.4 million for the three months ended November 2, 2013. Excluding a favorable $0.2 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.1 million.

During the nine months ended November 1, 2014, depreciation and amortization expense increased $7.2 million to $57.4 million compared to $50.2 million for the nine months ended November 2, 2013. Excluding an unfavorable $0.3 million foreign currency translation effect, the increase in depreciation and amortization would have been $6.9 million.

Other income, net

The following is a summary of other (income) expense activity for the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Foreign currency exchange (gain) loss, net	$(129)	$(168)	$1,639	$1,105
Royalty income	(1,325)	(1,281)	(3,866)	(3,712)
Other income	(18)	—	(60)	—

	$(1,472)	$(1,449)	$(2,287)	$(2,607)

Loss on early debt extinguishment

There was no debt repurchase activity for the three and nine months ended November 1, 2014 and for the three months ended November 2, 2013. The following is a summary of the Company’s debt repurchase activity for the nine months ended November 2, 2013 (in thousands). All debt repurchases in the nine months ended November 2, 2013, were pursuant to the tender offer and note redemptions.

	Nine Months Ended November 2, 2013
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Loss (1)
9.25% Senior Fixed Rate Notes due 2015 (the “Senior Fixed Rate Notes”)	$220,270	$219,802	$2,597
9.625%/10.375% Senior Toggle Notes due 2015 (the “Senior Toggle Notes”)	302,190	301,947	2,198

	$522,460	$521,749	$4,795

(1)	Net of deferred issuance cost write-offs of $1,829 for the Senior Fixed Rate Notes and $1,766 for the Senior Toggle Notes and tender premiums and fees of $1,236 for the Senior Fixed Rate Notes and $675 for the Senior Toggle Notes.

Interest expense, net

During the three months ended November 1, 2014, net interest expense aggregated $53.6 million compared to $53.2 million for the three months ended November 2, 2013. The increase of $0.4 million is primarily due to increased borrowings under our U.S Credit Facility.

During the nine months ended November 1, 2014, net interest expense aggregated $162.9 million compared to $169.2 million for the nine months ended November 2, 2013. The decrease of $6.3 million is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes, partially offset by increased borrowings under our U.S Credit Facility.

Income taxes

The effective income tax rate for the three and nine months ended November 1, 2014 was (9.9)% and (8.6)% compared to (12.7)% and (9.4)% for the three and nine months ended November 2, 2013. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended November 1, 2014 and November 2, 2013, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Net sales	$206,072	$211,093	$632,728	$656,367
Decrease in same store sales	(1.6)%	(7.2)%	(3.4)%	(1.3)%
Gross profit percentage	47.2%	48.2%	47.7%	50.6%
Number of stores at the end of the period (1)	1,876	1,932	1,876	1,932

(1)	Number of stores excludes stores operated under franchise agreements and includes 16 China stores as of November 2, 2013.

During the three months ended November 1, 2014, net sales in North America decreased $5.0 million, or 2.4%, from the three months ended November 2, 2013. The decrease was attributable to the effect of store closures of $6.4 million, a decrease in same store sales of $3.2 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.1 million, partially offset by new store sales of $5.1 million and an increase in shipments to franchisees of $0.6 million. Sales would have decreased 1.9% excluding the impact from foreign currency exchange rate changes.

During the nine months ended November 1, 2014, net sales in North America decreased $23.6 million, or 3.6%, from the nine months ended November 2, 2013. The decrease was attributable to a decrease in same store sales of $21.1 million, the effect of store closures of $18.4 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $3.3 million, partially offset by new store sales of $16.9 million and increased shipments to franchisees of $2.3 million. Sales would have decreased 3.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.7%, partially offset by an increase in average transaction value of 0.2%.

For the nine months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.1% and a decrease in average transaction value of 0.4%.

During the three months ended November 1, 2014, gross profit percentage decreased 100 basis points to 47.2% compared to 48.2% during the three months ended November 2, 2013. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin and a 10 basis point increase in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in freight costs and markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

During the nine months ended November 1, 2014, gross profit percentage decreased 290 basis points to 47.7% compared to 50.6% during the nine months ended November 2, 2013. The gross profit percentage consisted of a 150 basis point decrease in merchandise margin and a 140 basis point increase in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect of a decrease in same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Jewelry	52.0	54.2	54.3	55.8
Accessories	48.0	45.8	45.7	44.2

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Net sales	$144,597	$145,845	$449,113	$421,280
Decrease in same store sales	(1.1)%	(2.0)%	(0.2)%	(0.3)%
Gross profit percentage	48.4%	49.9%	48.9%	48.4%
Number of stores at the end of the period (1)	1,162	1,186	1,162	1,186

(1)	Number of stores excludes stores operated under franchise agreements.

During the three months ended November 1, 2014, net sales in Europe decreased $1.2 million, or 0.9%, from the three months ended November 2, 2013. The decrease was attributable to the effect of store closures of $6.1, an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.4 million and a decrease of same store sales of $1.5 million, partially offset by new store sales of $8.8 million. Sales would have increased 0.8% excluding the impact from foreign currency exchange rate changes.

During the nine months ended November 1, 2014, net sales in Europe increased $27.8 million, or 6.6%, from the nine months ended November 2, 2013. The increase was attributable to new store sales of $29.6 million and a favorable foreign currency translation effect of our non-U.S. net sales of $14.5 million, partially offset by the effect of store closures of $15.4 million and a decrease in same store sales of $0.9 million. Sales would have increased 3.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.3%, partially offset by an increase in average transaction value of 1.7%.

For the nine months ended November 1, 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.8%, partially offset by an increase in average transaction value of 2.5%.

During the three months ended November 1, 2014, gross profit percentage decreased 150 basis points to 48.4% compared to 49.9% during the three months ended November 2, 2013. The decrease in gross profit percentage consisted of a 140 basis point decrease in merchandise margin and an increase of 20 basis points in buying and buying-related costs, partially offset by a 10 basis point decrease in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

During the nine months ended November 1, 2014, gross profit percentage increased 50 basis points to 48.9% compared to 48.4% during the nine months ended November 2, 2013. The increase in gross profit percentage consisted of a 50 basis point increase in merchandise margin and a 10 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from higher initial markups, partially offset by increased markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended November 1, 2014	Three Months Ended November 2, 2013	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Jewelry	38.7	41.1	41.7	42.8
Accessories	61.3	58.9	58.3	57.2

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We anticipate that cash generated from operations, borrowings under our $115.0 million U.S. Credit Facility and €35.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2014, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. No principal is due on the Notes until Fiscal 2017, when our Senior Subordinated Notes will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended November 1, 2014 and November 2, 2013 is outlined in the table below (in thousands):

	Nine Months Ended November 1, 2014	Nine Months Ended November 2, 2013
Operating activities	$(62,872)	$(102,589)
Investing activities	(41,872)	(70,737)
Financing activities	74,197	29,446

Cash flows from operating activities

For the nine months ended November 1, 2014, cash used in operations decreased $39.7 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital, excluding cash and cash equivalents, of $46.8 million, a decrease in tax payments and other items of $5.9 million, and a decrease in interest payments of $4.1 million, partially offset by a net decrease in operating income before depreciation and amortization expense and other non-cash items, of $17.1 million.

Cash flows from investing activities

For the nine months ended November 1, 2014, cash used in investing activities was $41.9 million and primarily consisted of $41.9 million for capital expenditures. For the nine months ended November 2, 2013, cash used in investing activities was $70.7 million and primarily consisted of $70.7 million for capital expenditures. During the remainder of Fiscal 2014, we expect to fund approximately $1.0 million of capital expenditures.

Cash flows from financing activities

For the nine months ended November 1, 2014, cash provided by financing activities was $74.2 million, which consisted primarily of net borrowings of $74.9 million under our Credit Facilities (as described below), partially offset by payment of $0.6 million in financing costs. For the nine months ended November 2, 2013, cash provided by financing activities was $29.4 million, which consisted primarily of net borrowings of $33.0 million under the U.S Credit Facility, proceeds of $530.0 million from the issuance of $210.0 million aggregate principal amount of 6.125% Senior Secured First Lien Notes and $320.0 million aggregate principal amount of 7.75% Senior Notes, partially offset by note repurchases of $521.8 million to retire $220.3 million aggregate principal amount of Senior Fixed Rate Notes and $302.2 million aggregate principal amount of Senior Toggle Notes pursuant to a tender offer and note redemptions, payment of $1.9 million in tender premiums and fees, and payment of $9.9 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of November 1, 2014, we had cash and cash equivalents of $27.9 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of November 1, 2014, our foreign subsidiaries held cash and cash equivalents of $21.1 million. During the nine months ended November 1, 2014, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2014, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of November 1, 2014, we do not expect to pay U.S. income tax on future Fiscal 2014 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations, borrowings under our Credit Facilities (as described below), and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, this will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

U.S Revolving Credit Facility

On September 20, 2012, we entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (as amended, the “U.S. Credit Facility”), pursuant to which we replaced our existing $200.0 million senior secured former revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility, maturing September 20, 2017. On April 30, 2014, the Company entered into Amendment No. 1 to its U.S. Credit Facility (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50:1.00 to 6.00:1.00 for purposes of the covenant described below.

Borrowings under the U.S. Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. We also pay a facility fee of 0.50% per annum of the committed amount of the U.S. Credit Facility whether or not utilized.

All obligations under the U.S. Credit Facility are unconditionally guaranteed by (i) Claire’s Inc., our parent corporation, prior to an initial public offering of our stock, and (ii) our existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions.

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by a first priority lien on, (i) all of our capital stock, prior to an initial public offering of our stock, and (ii) substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens securing the U.S. Credit Facility rank equally to the liens securing the 6.125% Senior Secured First Lien Notes and the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”).

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of November 1, 2014, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 5.4:1.0.

The U.S. Credit Facility also contains various covenants that limit our ability to engage in specified types of transactions. These covenants, subject to certain exceptions and other basket amounts, limit our and our subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of November 1, 2014, we were in compliance with the covenants.

As of November 1, 2014, we had $34.7 million of borrowings and $3.3 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $77.0 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of November 1, 2014, we were in compliance with the covenants under the Notes.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of November 1, 2014, we had a reduction of $2.2 million of outstanding bank guarantees under this facility, which reduces the borrowing availability to $0.1 million as of that date.

Europe Revolving Credit Facility

On October 2, 2014, certain of the European subsidiaries of the Company entered into an unsecured euro denominated multi-currency revolving credit facility (the “Europe Credit Facility”) in the amount of €35.0 million that will terminate on August 20, 2017. Loans under the Euro Revolver will bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

All obligations under the Europe Credit Facility are unconditionally and fully guaranteed by Claire’s (Gibraltar) Holdings Ltd. (“Claire’s Gibraltar”) and certain of its existing direct or indirect wholly-owned European subsidiaries, subject to certain exceptions and limitations.

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least five successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of November 1, 2014, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.8:1.0 and its Leverage Ratio was 0.2:1.0.

As of November 1, 2014, we had €31.9 million ($40.0 million) of borrowings outstanding, which reduces the borrowing availability under the Europe Credit Facility to €3.1 million ($3.8 million) as of that date.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our parent corporation, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2013 Annual Report on Form 10-K, filed on April 2, 2014, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of November 1, 2014, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of November 1, 2014, we had fixed rate debt of $2,377.1 million and variable rate debt of $74.7 million. Based on our variable rate balance as of November 1, 2014, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. At November 1, 2014, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(14.3) million and $(3.3) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the nine months ended November 1, 2014 and November 2, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

December 5, 2014	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

December 5, 2014	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document