Form 10-K
period 2015-01-31
CLAIRES STORES INC
filed 2015-04-08
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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

As of April 8, 2015, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

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

Since Fiscal 2011, we have refinanced the Former Credit Facility and a significant amount of the Merger Notes with the proceeds of additional note issuances. The following table summarizes the amounts and maturities of the remaining outstanding Merger Notes and additional note issuances (collectively, the “Notes”) as of January 31, 2015.

Note Series	Maturity	Amount (in millions)
9.0 % Senior Secured First Lien Notes	2019	$1,136.9	*
6.125% Senior Secured First Lien Notes	2020	210.0
8.875% Senior Secured Second Lien Notes	2019	450.0
7.75% Senior Notes	2020	320.0
10.5% Senior Subordinated Notes	2017	259.6

*	Includes unamortized premium of approximately $11.9 million.

In addition, we have a $115.0 million senior secured revolving credit facility (the “U.S. Credit Facility”) and a €35.0 million unsecured euro denominated multi-currency revolving credit facility (the “Europe Credit Facility”), both that terminate in Fiscal 2017 and were undrawn as of January 31, 2015, and a capital lease obligation of approximately $17.1 million as of January 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information regarding our U.S. Credit Facility, Europe Credit Facility and the Notes.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. As a result, our fiscal year ended January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”) consisted of 52 weeks, while our fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2014.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base, expand our international store base through franchise or similar licensing arrangements, or expand our store base through store-in-stores concessions; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Trademarks and Tradenames

Certain of the titles and logos referenced in this Form 10-K are our trademarks and service marks. All other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1. Business

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 46 countries through company-operated, concession store-in-stores, or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe that, by maintaining a highly relevant and ever changing merchandise assortment, offering a compelling value proposition, delivered in a fun and accessible way, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our second brand which we currently operate in North America through company-operated stores and in other markets through franchise stores. Icing® offers an inspiring merchandise assortment of fashionable and affordable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and is a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old for whom we create three distinct ranges: 3 to 6, 6 to 12 and 12 to 18. This target represents a total addressable market of approximately 900 million female customers across the globe. According to our estimates, we have over 95% brand awareness within this target demographic in our largest markets. As of January 31, 2015, Claire’s® had a presence in 46 countries through the 2,610 company-operated Claire’s® stores in North America and Europe, 130 concession store-in-stores and 442 franchised stores in numerous other geographies.

The Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® brand both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. Furthermore, the differentiation of our Claire’s® and Icing® brands allow us to operate multiple locations within a single mall or in close proximity. As of January 31, 2015, we operated 388 Icing® stores across the United States, Canada, and Puerto Rico and three franchised stores overseas.

We are organized by geography through our North America division and our Europe division. In North America, our stores are located primarily in shopping malls and average approximately 1,000 square feet of selling space. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 666 square feet of selling space. Despite smaller average selling square feet, our European stores average similar sales per store as our North American stores.

For Fiscal 2014, we had net sales of $1,494.3 million, compared to $1,513.2 million in Fiscal 2013. We reported a net loss for Fiscal 2014 of $(212.0) million, compared to net loss of $(65.3) million for Fiscal 2013.

Our Competitive Strengths

We have various competitive strengths that we believe have allowed us to operate successfully in many different global markets, as demonstrated by our ability over the past ten years to double the number of countries in which we operate to 46 countries as of January 31, 2015. We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some teen retail stores may have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe our competitive strengths include the following:

Category Defining Claire’s® Brand

According to our estimates, over 95% of our target demographic in our largest markets recognizes the Claire’s® brand. A Claire’s® store is located in approximately 86% of all major United States shopping malls across all 50 states and in 45 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 year olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion periodicals. Additionally, we leverage our e-commerce platform and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Our employees are trained to provide friendly and effective service which we believe creates a memorable shopping experience. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of approximately 91 million customers over the years, including approximately 3.9 million in Fiscal 2014. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our stores have relatively low build out costs and moderate inventory requirements. For a new store investment, we target a payback period of three years or less. We achieved for Fiscal 2013 and Fiscal 2014 openings and forecast for 2015 openings a better than three-year payback rate for aggregate new stores opened during these periods. We manage our store portfolio on a store-by-store basis to optimize overall returns and minimize risk. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet our criteria. As a result, for Fiscal 2014, approximately 92% of our stores were cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover. However, we are significantly leveraged, with total debt, including our capital lease obligation of approximately $2.39 billion as of January 31, 2015. As a result, a large portion of our cash flow is devoted to our debt service obligations. In addition, as of January 31, 2015, we had a total accumulated deficit of $913.4 million, primarily as a result of non-cash goodwill impairment charges in Fiscal 2008 and Fiscal 2014.

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

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and geographic portability. As of January 31, 2015, we operated or franchised a total of 3,052 Claire’s® stores across all 50 states of the United States and in 45 additional countries across the world. We also have 130 concession store-in-stores across 5 countries. We also operated or franchised 391 Icing® stores as of January 31, 2015. In Fiscal 2014, we entered one new market on a franchise basis, Martinique, and franchised three new Icing® stores overseas. During Fiscal 2013, we entered four new markets through franchising relationships. During Fiscal 2012, we entered Italy through company-operated stores and also entered the Latin American and Southeast Asian markets through our franchising program. Over the past 10 years, we have doubled the number of countries in which we operate or franchise.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 550 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of offering proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively. We believe our vertically integrated sourcing capabilities enable us to respond to quickly changing consumer trends.

Business Strategy

Our business strategy is designed to maximize our sales opportunities, earnings growth and cash flow:

Generate Organic Growth

Continue To Enhance Merchandise and In-Store Experience

We are focused on enhancing the fashion-orientation and quality of our product offerings to deliver a unique, proprietary assortment that is highly relevant to our target customers. We believe we can drive growth through intensifying key merchandise categories, especially in higher margin products such as jewelry. Jewelry as a percentage of sales has increased from 46.1% to 47.5% from Fiscal 2011 to Fiscal 2014.

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

Deepen Customer Relationship & Loyalty

We will continue to drive brand awareness and deepen customer relationships with our branding efforts conducted through in-store marketing collateral, ongoing social media and email campaigns. Maintaining and improving our leadership in ear piercing also allows us to solidify the customer’s experience with Claire’s® and establish brand loyalty early. We believe we can leverage our online community and proprietary customer database to drive increased customer engagement for Claire’s® and Icing®.

Company-Operated Store Base

We opened 110, 127 and 46 new company-operated stores in Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively. Of our 46 new stores opened in Fiscal 2014, 24 were in North America and 22 were in Europe. In January 2014, we made a decision to close our China stores and have closed all of our 17 company-operated stores in that country. We plan to open a total of approximately 20 new stores in Fiscal 2015 across all of our markets in Europe and North America. In North America, the Claire’s ® brand has significant penetration but we continue to opportunistically pursue additional locations. We also believe there is a compelling opportunity to remodel key locations in both North America and Europe in order to create a more contemporary ambience and a visually appealing display of our innovative product offerings, and to further enhance our customer’s in-store experience. Historically, our remodel capital expenditures have produced increased sales returns similar to our new store expenditures. We typically target our most productive stores for remodel as they tend to deliver the best return on capital. We also evaluate stores whose leases are up for renewal and are likely to undergo a remodel. We plan to remodel approximately 70 additional Claire’s ® and Icing ® stores in Fiscal 2015.

In recent years, we have taken steps to reposition our Icing® brand. We believe our product offering at Icing ® is now more appropriate for its core demographic. We have also redesigned the store environment to offer a more mature atmosphere and shopping environment. We believe these changes will allow Icing ® to offer a similar value proposition to Claire’s ® while becoming more relevant for its target customer and has positioned the concept for growth both domestically and abroad. We believe the Icing ® brand has long-term growth potential, and during Fiscal 2014, we opened 17 new Icing ® company-operated stores and franchised three new Icing ® stores overseas, and launched a selection of the range on our European Websites. Over time, we plan to continue to launch Icing ® brand internationally to countries where we can leverage the existing Claire’s expertise and infrastructure.

Franchise in New Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that significant high potential “white space” opportunities remain. In Fiscal 2014, we entered one new market: Martinique, and franchised three new Icing ® stores overseas. In Fiscal 2013, we entered four new markets: Philippines, Costa Rica, Colombia and Serbia. In Fiscal 2012, we entered Latin America and Southeast Asia. Within Latin America, we have partnered with a single franchisee to develop stores in sixteen new countries and, in Fiscal 2012, opened franchise stores in four of these countries. Within Southeast Asia, we have partnered with another single franchisee to develop stores in five new countries and, in Fiscal 2012, opened a franchise store in one of these countries We are currently studying our brand introduction strategy for Brazil, Russia, and Australia via our franchise model and we will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

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

During Fiscal 2014, we optimized and strengthened our digital marketing activities to deliver to our customer a targeted shopping experience across the device of her choice. As a result, we:

•	Grew sales driven by significant growth from our Europe division;

•	Attracted visitors from over 200 countries;

•	Transacted with customers in 155 countries; and

•	Improved conversion rates with a focused review on the user experience, controlled testing and implementation of a new search tool.

We believe that, over time, our digital platform represents a valuable tool for engaging with our customer, gathering feedback on her preferences and enhancing our product testing capabilities, all of which should drive higher sales productivity both in-store and online. We have invested in the development of our social media channels and have experienced significant increases in the contribution of sales from our Facebook®, Instagram®, Twitter® and Pinterest® pages and intend to further drive sales through these channels.

For Fiscal 2015, we will focus on the following:

•	Improve user experience to ensure we provide the best customer experience online to allow us to maximize all sales conversion opportunities;

•	Implement improved mobile device capability to engage customers for both online and in-store sales;

•	Expand our Click & Collect program internationally to increase traffic to stores and provide opportunities for customers to convert in-store while collecting her order;

•	Continue search engine optimization to ensure wherever our customer searches, our products will be front of mind;

•	Develop additional online partnerships to offer our products to a wider market; and

•	Implement localization strategy across both site and social channels to ensure we are communicating with our customers with local market knowledge and tailored content.

Expand Concession Store-In-Stores Base

In recent years, we have taken steps to expand our concession store-in-stores base in North America and Europe, opening six, 14, and 111 concession store-in-stores in Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively. We partner with prominent retailers and provide our merchandise for sale within the partner’s retail location site. Most of our partners are not located within traditional shopping malls. By partnering, we avail ourselves access to new sales channels that enable us to diversify our dependence on mall based locations. In connection with the concession store-in-store sales, we are obligated to pay a commission to the partner when our products are sold within the partner’s stores. We experienced significant growth in Fiscal 2014 and plan to continue this growth by opening approximately 450 store-in-stores concessions in Fiscal 2015.

Merchandising

The Claire’s® mission is to be the “Girl’s Best Friend” brand for fun, fashionable, and value priced jewelry and accessories targeted at our core demographic of girls between 3-18 years old. To increase this focus, we are realigning our buying and merchandising teams from three separate teams into one global team with a product focus on our under 12 and over 12 markets. Our merchandising team is keenly aware of the psychographics of our core customer and her ever-changing tastes and attitudes. We strive to connect with her as our “friend” with whom we share her most personal milestones – be it a first ear piercing, a first day at school, a first date, or a first job. We work to present a broad yet curated product assortment in an environment where girls and young women feel encouraged to express their personalities, creativity, and individuality. Our merchandising strategy leverages our authority as a jewelry destination and ear piercing specialist. Besides our core jewelry and accessories products, other important categories include hair accessories, our licensed product assortment, and our beauty businesses. Our other accessories categories allow us to reflect seasonal changes in the business and the customer mindset, and we develop strong event assortments to capitalize on key traffic periods, like Prom, Back-To-School, Halloween, and Holiday.

For Fiscal 2014, the company-wide average in-store unit selling price for our products was $6.02 and the average transaction value was $15.53. Each Claire’s® store offers approximately 8,500 SKUs in the following major product categories:

•	Jewelry: Includes earrings as well as our ear piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; personal, fashion, and seasonal accessories, including tech accessories such as phone cases, jewelry holders, stationery, key rings, DIY kits, attitude glasses, headwear, legwear, armwear, and sunglasses; and handbags and small leather goods.

For Fiscal 2014, the company-wide average in-store unit selling price for our products was $6.75 for jewelry and $5.47 for accessories. The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry	47.5	49.4	47.9
Accessories	52.5	50.6	52.1

	100.0	100.0	100.0

Icing’s® mission is to be the “Say Something” brand focused on smart, trend right products that are appropriate for young women 18-35, with a particular focus on women in their mid 20’s. Jewelry is the dominant category for Icing®, but the accessories business in highly penetrated as well. Key accessories categories include handbags, small leather goods, and tech accessories. Hair accessories are also important, and the beauty business is developing an excellent range of nail, eye, lip, and beauty tools products. The Icing® customer expresses her unique style and individuality through our products, and we enable the many dimensions of her personality and viewpoints to shine.

Over 90% of our merchandise consists of proprietary designs that carry the Claire’s® or Icing® label. The remainder consists of licensed products featuring brands such as Disney, Hello Kitty or selected entertainment properties, such as Katy Perry. Our wide range of products allows us to capitalize on a spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 550 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources approximately 60-65% of our products. In Fiscal 2014, we purchased 88% of our merchandise from vendors based outside the United States, including 75% of those purchases made by our Hong Kong buying office. We are not dependent on any single supplier for our products. In Fiscal 2014, our Hong Kong buying office purchased over 90% of its merchandise from approximately 100 suppliers, none of which supplied more than 10 % of total purchases made by our Hong Kong buying office.

Our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, ships merchandise to our North America stores, including our concession store-in-stores. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe, including our concession store-in-stores. We distribute merchandise to our franchisees from a third party operated distribution center in Hong Kong. Our distribution centers ship merchandise by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times per week.

Stores

As of January 31, 2015, we operated a total of 2,998 stores, including 388 Icing® stores. We also have 130 concession store-in-stores throughout North America and Europe. We franchised 442 stores globally, including three Icing® stores. Our stores, company-wide, average net sales of approximately $489,000 and net sales per square foot of $480 for Fiscal 2014.

Store Design and Environment

The in-store shopping experience is integral to the Claire’s® and Icing® brands. Our Claire’s® stores are designed and merchandised to allow our customer to discover appealing merchandise in a “treasure hunt” setting. We strive to maintain a consistent look and experience across all of our company-operated, concession store-in-stores, and franchised stores through a disciplined plan-o-gram process that coordinates floor plan changes 8-10 times per year.

Our stores in North America are located primarily in shopping malls and average approximately 1,000 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 666 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2014, approximately 47% of our sales were made in cash, with the balance made by checks, debit cards, and credit cards.

Each of our stores is typically led by a manager and a full-time assistant manager. In addition, each store, has one or more part-time employees, depending on store volume. Store-in-stores are supported by their local stores and do not typically have dedicated store teams. We utilize a labor scheduling model that optimizes the number of hours allocated to appropriately staff for varying sales volumes expected during each week. Our developing concession business provides further opportunities to optimize labor scheduling.

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

We have experienced in-house real estate and development capabilities. During Fiscal 2014, we opened 46 new company-operated stores globally. Our capital investment, which includes build-out costs and cash preopening costs, amounted to $38.6 million for new stores opened and remodels completed in Fiscal 2014. During the past three fiscal years, we have remodeled 701 stores and plan to remodel a total of approximately 70 stores in Fiscal 2015. Sales at our new stores ramp quickly and generate attractive returns. For a new store investment, we generally target a payback period of three years or less. The majority of our new stores have met or exceeded this target.

Company-Operated Store Openings and Closings

In Fiscal 2014, we opened 46 stores and closed 162 underperforming stores, for a net decrease of 116 stores. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet the Company’s criteria. In Europe, we decreased our store count by 24 stores, net, resulting in a total of 1,161 stores. In North America, we decreased our store count by 75 stores, net, to 1,837 stores. “Stores, net” refers to stores opened, net of closings. In China, we closed all of our 17 stores in Fiscal 2014.

Store Openings (Closings):	Fiscal 2014	Fiscal 2013	Fiscal 2012
North America
Openings	24	47	28
Closings	(99)	(56)	(60)

Net	(75)	(9)	(32)

Europe
Openings	22	66	79
Closings	(46)	(42)	(36)

Net	(24)	24	43

China
Openings	—	14	3
Closings	(17)	—	—

Net	(17)	14	3

Consolidated
Openings	46	127	110
Closings	(162)	(98)	(96)

Total	(116)	29	14

We plan to open approximately 20 company-operated stores globally in Fiscal 2015. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations. In Fiscal 2014, the average sales per store of our new stores were almost 3.8 times that of our average closed stores.

Store Count

Store Count as of:	January 31, 2015	February 1, 2014	February 2, 2013
North America	1,837	1,912	1,921
Europe	1,161	1,185	1,161
China	—	17	3

Subtotal company-operated	2,998	3,114	3,085
Franchise	442	421	392

Total global stores	3,440	3,535	3,477

Concession store-in-stores	130	20	7

Financial Information About Segments

See Note 14 – Segment Reporting in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is included elsewhere in this Annual Report.

Marketing and Advertising

We rely on a multi-channel approach to marketing and advertising with a very limited reliance on traditional television, radio and print mediums. We have developed our public relations capability since 2012, initially in our main markets in Europe and, since 2014, in the United States. Given Claire’s® focus as a shopping destination, we invest in locating our stores in prominent, high-traffic locations. Our stores feature colorful displays showcasing our merchandise and latest trends, thus adding to the fun and playful atmosphere of the store. Our brands are also featured on the tags attached to most of our products. We believe that our target customer develops an affinity for our stores through frequent visits and through word-of-mouth publicity from her peers.

Our digital marketing effort includes our e-commerce sites, for Claire’s® and Icing®, both in the United States, Canada, the United Kingdom and France launched from Fiscal 2011. These have a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with social media, email and text campaigns which are complementary to in-store marketing. We leverage our Facebook® presence by posting content such as celebrity looks and Claire’s® promotions that are relevant to our target customer and have received over 1.7 million Likes on Facebook®. We use our email database to send weekly emails to over 1.5 million customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s®,” “Claire’s Accessories®,” and “Icing®.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Bulgaria, Sweden, Romania and Martinique. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Franchise strategy

Claire’s® has a strong global franchise platform with sophisticated franchise partners possessing strong retail experience, who also operate other leading retail brands. Claire’s® utilizes relationships with its franchisees to increase penetration in existing franchise markets, and intends to develop new franchise partnerships for entry into new geographic markets. During Fiscal 2014, we launched the Icing® brand internationally with the opening of three new Icing® stores overseas. Typically, franchise agreements range between 1–10 years, and provide the option for renewals. Claire’s® and Icing® earn license and merchandise fees on merchandise shipped to franchisees and a mark-up on merchandise sold. We generally expect, based on our historical experience, that two to three franchise stores will be equivalent to the operating income contribution of one company-operated store. In addition, there is no capital expenditure or working capital requirement for Claire’s ® and Icing® when a franchise partner opens a store.

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

Competition

The specialty retail business is highly competitive. We compete on a global, national, regional, and local level with other specialty and discount store chains and independent retail stores. Our competition also includes Internet, direct marketing to consumer, and catalog businesses. We also compete with department stores, mass merchants, and other chain store concepts. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, merchandise assortments for each target customer, compelling value, store location, e-commerce and m-commerce capabilities, and the shopping experience.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2014 were 24%, 25%, 23% and 28%, respectively.

Employees

On January 31, 2015, we employed approximately 18,900 employees, 64% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

Further Information

We make available free of charge through the financial page of our website at www.clairestores.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

These risks could have a material adverse effect on our business, financial position, results of operations and cash flows. The following risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results.

Risks Relating to Our Business

Economic conditions may adversely impact demand for our merchandise, which could adversely impact our business, results of operations, financial condition and cash flows.

Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, the availability of customer credit, inflation and deflation, currency exchange rates, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors. Downturns in the economy typically affect consumer purchases of merchandise and could adversely impact our results of operations and continued growth.

Fluctuations in consumer preferences may adversely affect the demand for our products and result in a decline in our sales.

Our retail fashion jewelry and accessories business fluctuates according to changes in consumer preferences, which are dictated in part by fashion trends, perceived value and seasonality. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline, and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our results of operations and adversely affect our margins. In addition, if we miscalculate customer tastes and our customers come to believe that we are no longer able to offer merchandise that appeals to them, our brand image may suffer.

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

Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Our inability to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, could have a significant adverse impact on our inventory levels and operating cash flows and negatively impact our liquidity. Also, the loss of or reduction in trade credit could adversely impact our ability to execute our business plans, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. The tightening of trade credit could also result in our vendors and service providers demanding accelerated payment of amounts due to them or require advance payments or letters of credit before merchandise is shipped to us. Any adverse changes in our trade credit for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver merchandise to our customers, which in turn would negatively impact our financial performance.

A disruption of imports from our foreign suppliers may increase our costs and reduce our supply of merchandise.

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We do not own or operate any manufacturing facilities. We have no contractual assurances of continued supply, pricing or access to new merchandise, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. As a result, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future.

We purchased merchandise from approximately 550 suppliers in Fiscal 2014. Approximately 88% of our Fiscal 2014 merchandise was purchased from suppliers outside the United States, including 75% of those purchases made by our Hong Kong buying office for purchases from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, labor strikes, work stoppages, boycotts, weather, merchandise receipt delays, or safety issues on merchandise, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions on merchandise that we purchase, “anti-dumping” duties, and port security or other events that could slow port activities, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. The United States has previously imposed trade quotas on specific categories of goods and apparel imported from China, and may impose additional quotas in the future. International pressure on China regarding revaluation of the Chinese yuan continues, which has included proposed United States Federal legislation to impose tariffs on imports from China unless the Chinese government revalues the Chinese yuan.

Fluctuations in foreign currency exchange rates could negatively impact our financial condition, cash flows, results of operations and our revenue growth.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2014, approximately 45% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2014, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into United States dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of this impact.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in United States dollars. As a result, our sourcing operations may be adversely affected by significant fluctuations in the value of the United States dollar against foreign currencies. We purchased approximately 75% of our merchandise from China in Fiscal 2014. During Fiscal 2014, the Chinese yuan strengthened against the United States dollar, and this trend may continue in future periods. Continued strengthening of the Chinese yuan against the dollar means that we will have to pay more in United States dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. A substantial weakening of foreign currencies against the United States dollar also could adversely impact our net sales and profit margins unless we were to raise retail prices in the affected locations. Consumers in those locations may not accept significant price increases of our merchandise.

Continued foreign currency exchange rate fluctuations could have a material adverse effect on our financial condition, cash flows, results of operations and revenue growth.

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

The failure to grow our store base outside of North America, expand our international franchising and concession store-in-stores businesses, or successfully implement our strategic initiatives may adversely affect our results of operations.

Our growth plans include expanding our store base outside of North America and to continue our expansion in Europe. We have limited experience in operating stores outside of North America and Europe. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Customers in our new markets may not be as familiar with our brands, and we may need to build brand awareness in these markets through greater investments in promotional activities. As a result, our sales may not be at volumes we plan or not result in the margins we anticipate. In addition, in many of these markets, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Also, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America and Europe operations. As a result of several of these factors, we closed all of our 17 company-operated China stores in May 2014. If our expansion plans outside of North America are unsuccessful or do not deliver an appropriate return on our investments, our consolidated operations and financial results could be materially and adversely affected.

We also plan to expand into new countries by entering into franchising and licensing agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. We also are expanding our distribution channels and have launched several initiatives with strategic partners to sell our merchandise through concession store-in-stores. Under our store-in-stores concession model, we own merchandise until sold to the customer, so we bear the financial risk up until the point of sale. Failure to identify appropriate and creditworthy franchisees or concession store-in-stores partners, or negotiate acceptable terms in our agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

We also continually endeavor to minimize our operating expenses without adversely affecting the profitability of our business. We recently implemented changes to our buying and merchandising structure and streamlined our Global reporting structure as part of these cost saving initiatives. The success of these and other initiatives will depend on various factors, including the implementation of our strategy, and our ability to respond to changing consumer preferences. The failure to successfully implement these strategies could result in lower sales and a failure to realize the benefits of the expenditures incurred for these initiatives.

The failure to successfully expand our e-commerce business could negatively impact our results of operations.

Our e-commerce business is subject to a number of risks and uncertainties, including the following:

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	increases in software filters that may inhibit our ability to market our merchandise through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act and the Children’s Online Privacy Act;

•	breaches of Internet security;

•	failures in our Internet infrastructure or the failure of systems or third parties, resulting in website downtime or other problems;

•	failure by us to process online customer orders properly and on time;

•	failure by our service provider to provide warehousing and fulfillment services; and

•	failure to keep up with changes in technology

Failure to grow our current e-commerce business, or successfully launch and grow our e-commerce business in new markets, could have a material adverse effect on our operating results and impede our growth strategy.

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our Notes.

Our success depends in part on our ability to improve sales. Our net sales for Fiscal 2014 declined 1.3% to $1,494.3 million from $1,513.2 million for Fiscal 2013, and our same stores sales decreased 2.2% in Fiscal 2014 compared to Fiscal 2013. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

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

In addition to regulations governing the sale of our merchandise in the United States and Canada, we are also subject to regulations governing the sale of our merchandise in our Europe operations. The European Union “REACH” legislation requires identification and disclosure of chemicals in consumer products, including chemicals that might be in the merchandise that we sell. Over time, this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the European Union considers safer. Our failure to comply with this foreign legislation could result in significant fines or penalties and increase our cost of doing business.

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

Other than the stores that we operate through our concession store-in-stores/wholesale model, all of our stores are leased. Our ability to renew any expired lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which in part are not within our control, such as availability of sufficient funds, conditions in the local real estate market, absence of occupancy delays, ability to construct, furnish and supply a store in a timely and cost effective manner, ability to hire and train new personnel, especially store managers, in a cost effective manner, competition for desirable properties, our relationships with current and prospective landlords, and negotiating acceptable lease terms that meet our financial targets. Our ability to operate stores on a profitable basis depends on various factors, including whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. If we are unable to renew existing leases or lease suitable alternate locations, enter into leases for new stores on favorable terms, or increase our same store sales, our growth and our profitability could be adversely affected.

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

Our industry is highly competitive.

The specialty retail business is highly competitive and our results of operations are sensitive to, and may be materially adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, growth of e-commerce competitors and other factors. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Competition is principally based on merchandise variety, price, quality, availability, promotion, convenience of store location, and customer support and service. Although over 90% of our merchandise is proprietary, much of the merchandise we sell is also available from various other retailers at competitive prices. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors.

Significant shifts in customer buying patterns to purchase fashion jewelry and accessories at affordable prices through channels other than traditional shopping malls could have a material adverse effect on our financial results. Although we have launched e-commerce sites in North America and Europe, our e-commerce business does not currently represent a significant portion of our business. We are vulnerable to competitive pressures from e-commerce activity in the market, both as they may impact our own e-commerce business, and as they may impact the operating results of our existing physical stores. Also, the Internet provides greater price transparency of our merchandise that is widely available to our customers.

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

Pursuant to the U.S. Patient Protection and Affordable Care Act, we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

Our profitability could be adversely affected by higher petroleum prices.

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

We depend on our key personnel.

The execution of our business strategy largely depends on our ability to attract, hire and retain our senior management team, other key employees and a skilled and talented workforce, as well as implement succession planning for our senior management team. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods or that we will not experience unexpected levels of employee turnover. Failure to maintain an adequate succession plan to effectively transition current management leadership positions could adversely affect the Company’s institutional knowledge base and competitive advantage. If we are unable to retain, attract, and motivate talented employees with appropriate skill sets, or we are unable to effectively provide for the succession of our senior management team, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of services of key members of our senior management team or of certain other key employees could also negatively affect our business.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. Our impairment testing for Fiscal 2014 resulted in our recognition of non-cash impairment charges of $123.2 million and $12.0 million related to goodwill and intangible assets, respectively. For these impairment analyses, we are required to estimate the fair value of the assets being evaluated. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. We may be required to recognize additional impairment charges in the future. Additional impairment charges could have a material adverse impact on our results of operations.

There are factors that can affect our provision for income taxes.

We are subject to income taxes in numerous jurisdictions, including the United States, individual states and localities, and internationally. Our provision for income taxes in the future could be adversely affected by numerous factors including, but not limited to, the mix of income and losses from our foreign and domestic operations that may be taxed at different rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact earnings in future periods. As a result, throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. In addition, the estimates we make regarding domestic and foreign taxes are based on tax positions that we believe are supportable, but could potentially be subject to successful challenge by the Internal Revenue Service or other authoritative agencies. If we are required to settle matters in excess of our established accruals for uncertain tax positions, it could result in a charge to our earnings.

If we or our independent manufacturers, franchisees or licensees do not use ethical business practices or comply with applicable laws and regulations, our brand name could be harmed due to negative publicity and our results of operations could be adversely affected.

While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act, and sanction laws administered by the Office of Foreign Assets Control (OFAC) by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. In addition, we also conduct business directly in many countries. Accordingly, we are also subject to the Foreign Corrupt Practices Act, the U.K. Bribery Act, and OFAC sanction laws. Acts by our employees that violate these laws could subject us to criminal or civil sanctions and penalties. As a result, our results of operations could be adversely affected.

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

The quality of our globally sourced products may vary from our expectations and sources of our supply may prove to be unreliable. In the event we seek indemnification from our suppliers for claims relating to the merchandise shipped to us, our ability to obtain indemnification may be hindered by the supplier’s lack of understanding of North America, Europe and other international product liability laws. Our ability to successfully pursue indemnification claims may also be adversely affected by the financial condition of the supplier. Any of these circumstances could have a material adverse effect on our business and financial results.

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

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are significantly leveraged. As of January 31, 2015, our total debt was approximately $2.39 billion, consisting of our Notes and a capital lease obligation. We cannot make assurances that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing or restructuring of those facilities or other indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, if any, and prevent us from meeting our debt obligations. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our U.S. Credit Facility and our Europe Credit Facility, will be at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the Notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	imposing restrictions on the operating of our business that may hinder our ability to take advantage of strategic opportunities to grow our business;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our substantial high indebtedness, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes, our U.S. Credit Facility and our Europe Credit Facility each contain certain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of January 31, 2015, we had undrawn availability under our U.S. Credit Facility of $112.0 million and €35.0 million under our Europe Credit Facility. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and our U.S. Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our U.S. Credit Facility and the indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our parent’s and our restricted subsidiaries’ ability to, among other things:

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

In addition, our Europe Credit Facility contains customary affirmative and negative covenants applicable to certain European subsidiaries. These covenants may limit the flexibility of our European subsidiaries.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our U.S. Credit Facility or our Europe Credit Facility, permit the applicable lenders to cease making loans to us. Upon the occurrence of an event of default under our indebtedness, the lenders and/or note holders could elect to declare all amounts outstanding to be immediately due and payable and, in the case of our U.S. Credit Facility or our Europe Credit Facility, terminate all commitments to extend further credit. Such actions could cause cross defaults under our other indebtedness. If we were unable to repay such amounts, the lenders under our U.S. Credit Facility and the holders of our secured Notes could proceed against the collateral granted to them to secure that indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, political, business and other factors beyond our control, including foreign currency exchange exposures. In Fiscal 2014, approximately 45% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2014, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our U.S. Credit Facility, Europe Credit Facility and the indentures governing the Notes or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

To service our debt obligations in the United States, we may need to increase the portion of the income of our foreign subsidiaries that is expected to be remitted to the United States, which could increase our income tax expense.

The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly impact our United States federal income tax expense. We record United States federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States. In order to service our debt obligations in the United States, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.

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

•	the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the holders of our secured indebtedness (including our U.S. Credit Facility and certain of our Notes) could institute foreclosure proceedings against our assets;

•	the lenders under our U.S. Credit Facility could elect to terminate their commitments thereunder, cease making further loans under that facility;

•	the lenders under our Europe Credit Facility could elect to terminate their commitments thereunder and cease making further loans under that facility; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our U.S. Credit Facility and/or our Europe Credit Facility to avoid being in default. If we breach our covenants under our U.S. Credit Facility or our Europe Credit Facility and seek a waiver, we may not be able to obtain a waiver from the applicable required lenders. If this occurs, we would be in default under our U.S. Credit Facility and/or our Europe Credit Facility, the respective lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg. We lease all of our company-operated 2,998 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

Most of our stores in North America and Europe are located in enclosed shopping malls, while other stores are located within central business districts, power centers, lifestyle centers, “open-air” outlet malls or “strip centers.” Our criteria for opening new stores includes geographic location, demographic aspects of communities surrounding the store site, quality of anchor tenants, advantageous location within a mall or central business district, appropriate space availability, and rental rates. We believe that sufficient desirable locations are available to accommodate our expansion plans. We refurbish our existing stores on a regular basis.

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of January 31, 2015. We believe our facilities are well maintained and are sufficient to meet our current and projected needs. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Global and Division management and distribution center	538,000	(1)
Birmingham, United Kingdom	Division management and distribution center	126,600	(2)
Pembroke Pines, Florida	Accounting	28,300
Hong Kong	Sourcing and buying	10,400
Paris, France	Field support	6,300	(3)
Madrid, Spain	Field support	2,200	(3)

(1)	Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. On February 19, 2010, we sold this Property to a third party. Contemporaneously with the sale, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.

(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 102,600 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval.

(3)	We maintain our human resource and select operating functions for these countries at these facilities.

In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores and with third party vendors located near our Hoffman Estates, Illinois and Birmingham, United Kingdom distribution centers to provide distribution services for our e-commerce operations.

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

Holders

As of April 8, 2015, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Acquisition. Our Credit Facilities and the indentures governing the Notes restrict our ability to pay dividends.

Item 6. Selected Financial Data

The balance sheet data as of January 31, 2015 and February 1, 2014 and statement of operations data for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The balance sheet data as of February 2, 2013, January 28, 2012, and January 29, 2011 and the statement of operations data for the fiscal years ended January 28, 2012 and January 29, 2011 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013 (1)	2012	2011
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,494,251	$1,513,177	$1,557,020	$1,495,900	$1,426,397
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	767,459	753,631	755,996	724,775	685,111

Gross profit	726,792	759,546	801,024	771,125	741,286

Other expenses:
Selling, general and administrative	505,488	513,253	503,254	504,360	493,081
Depreciation and amortization	73,583	73,971	64,879	68,753	65,198
Impairment of assets	135,157	—	—	—	12,262
Severance and transaction-related costs	8,236	5,118	2,828	6,928	741
Other (income) expense, net	(7,132)	(4,568)	(6,105)	(1,254)	5,542

	715,332	587,774	564,856	578,787	576,824

Operating income	11,460	171,772	236,168	192,338	164,462
Gain (loss) on early debt extinguishment	—	(4,795)	(9,707)	6,405	13,388
Impairment of equity investment	—	—	—	—	6,030
Interest expense, net	217,179	223,361	210,797	176,475	157,706

Income (loss) from continuing operations before income taxes	(205,719)	(56,384)	15,664	22,268	14,114
Income tax expense	6,259	8,923	14,382	10,636	9,791

Income (loss) from continuing operations	$(211,978)	$(65,307)	$1,282	$11,632	$4,323

Other Financial Data:
Capital expenditures:
New stores and remodels (2)	$38,649	$86,124	$64,398	$63,705	$40,126
Other	10,335	12,870	9,455	12,912	9,689

Total capital expenditures	48,984	98,994	73,853	76,617	49,815
Cash interest expense (3)	211,787	217,081	165,495	136,533	108,923
Store Data:
Number of stores (at period end)
North America (4)	1,837	1,929	1,924	1,953	1,972
Europe	1,161	1,185	1,161	1,118	1,009

Total company-operated (at period end)	2,998	3,114	3,085	3,071	2,981
Franchise	442	421	392	381	395

Total global stores	3,440	3,535	3,477	3,452	3,376
Concession store-in-stores	130	20	7	1	—
Total gross square footage (000’s) (at period end)	3,057	3,170	3,117	3,092	3,012
Net sales per store (000’s) (5)	$489	$488	$506	$494	$481
Net sales per square foot (6)	$480	$481	$502	$490	$476
Balance Sheet Data (at period end)
Cash and cash equivalents (7)	$29,415	$58,343	$166,956	$174,374	$279,766
Total assets	2,456,577	2,731,632	2,799,272	2,763,025	2,866,449
Total debt (including capital lease)	2,393,602	2,396,018	2,390,652	2,403,672	2,524,286
Total stockholder’s deficit	(331,774)	(83,033)	(14,440)	(22,296)	(26,515)

(1)	Consists of 53 weeks.
(2)	For Fiscal 2014, Fiscal 2013, Fiscal 2012, Fiscal 2011, and Fiscal 2010 include expenditures for store related intangible assets in the amounts of $569, $2,756, $5,049, $5,709, and $1,104. Fiscal 2014, Fiscal 2013, Fiscal 2012, Fiscal 2011 and Fiscal 2010 include expenditures for construction-in-process of $0, $4,115, $570, $393, and $471.
(3)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind or accretion of debt premium.
(4)	Includes 17 and 3 China stores in Fiscal 2013 and Fiscal 2012, respectively.
(5)	Net sales per store are calculated based on the average number of stores during the period.
(6)	Net sales per square foot are calculated based on the average gross square feet during the period.
(7)	As of January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012 and January 29, 2011, cash and cash equivalents included restricted cash of $2,029, $0, $0, $4,350 and $23,864, respectively.

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. As a result, our fiscal years ended January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”) consisted of 52 weeks, while our fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and, effective in the third quarter of Fiscal 2013, we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first fiscal week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency exchange rates.

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of January 31, 2015, we operated a total of 2,998 company-operated stores of which 1,837 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,161 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores in that country. We are currently studying reintroduction of our brand in China via alternative channels. In recent years, we have taken steps to expand our concession store-in-stores base in North America and Europe, opening six, 14, and 111 concession store-in-stores in Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

As of January 31, 2015, we also franchise stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, Mexico, India, Dominican Republic, El Salvador, Venezuela, Panama, Honduras, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Bulgaria, Sweden, Romania and Martinique. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Financial activity for Fiscal 2014 includes the following:

•	Sales decrease of 1.3%;

•	Same store sales percentages;:

Fiscal 2014
Consolidated	(2.2)%
North America	(2.9)%
Europe	(1.2)%

•	Merchandise margin decreased 90 basis points;

•	Operating income reduction of 93.3%;

•	Operating income margin of 0.8%; and

•	During the third quarter, we entered into the Europe Credit Facility. See Liquidity and Capital Resources for further discussion.

Operational activity for Fiscal 2014 includes the following:

•	Opened 46 new company-operated stores;

•	Closed 162 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria, including 17 stores in China;

•	Entered into an agreement with a franchisee to open up 10 Claire’s® franchise stores in the French Caribbean;

•	Opened three new Icing ® franchise stores overseas; and

•	Opened 111 concession store-in-stores.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$1,494,251	$1,513,177	$1,557,020
(Decrease) increase in same store sales	(2.2)%	(3.9)%	1.8%
Gross profit percentage	48.6%	50.2%	51.4%
Selling, general and administrative expenses as a percentage of net sales	33.8%	33.9%	32.3%
Depreciation and amortization as a percentage of net sales	4.9%	4.9%	4.2%
Severance and transaction-related costs as percentage of net sales	0.6%	0.3%	0.2%
Impairment of assets	$135,157	$—	$—
Operating income	$11,460	$171,772	$236,168
Gain (loss) on early debt extinguishment	$—	$(4,795)	$(9,707)
Net income (loss)	$(211,978)	$(65,307)	$1,282
Number of stores at the end of the period (1)	2,998	3,114	3,085
Concession store-in-stores	130	20	7

(1)	Number of stores excludes stores operated under franchise agreements and concession store-in-stores arrangements.

Net sales

Net sales in Fiscal 2014 decreased $18.9 million, or 1.3%, from Fiscal 2013. The decrease was attributable to the effect of store closures of $48.5 million, a decrease in same store sales of $31.4 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $5.8 million, partially offset by new store sales of $61.3 million and an increase in shipments to franchisees of $5.5 million. Net sales would have decreased 0.9% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.3%.

Net sales in Fiscal 2013 decreased $43.8 million, or 2.8%, from Fiscal 2012. Fiscal 2012 included 53 weeks of operations compared to 52 weeks for Fiscal 2013. The decrease was attributable to a decrease in same store sales of $58.1 million, a decrease of $36.9 million due to the effect of store closures, and a decrease of $23.6 million for the additional week of net sales in Fiscal 2012, partially offset by new store sales of $67.6 million and a favorable foreign currency translation effect of our non-U.S. net sales of $7.2 million. Excluding the extra week of net sales in Fiscal 2012, net sales would have decreased 1.3%, or 1.8%, excluding the impact from foreign currency exchange rate changes.

For Fiscal 2013, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.9% and a decrease in average transaction value of 1.0%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry	47.5	49.4	47.9
Accessories	52.5	50.6	52.1

	100.0	100.0	100.0

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

In Fiscal 2014, gross profit percentage decreased 160 basis points to 48.6% compared to the prior fiscal year of 50.2%. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin and a 70 basis point increase in occupancy costs. The decrease in merchandise margin resulted primarily from increase in promotional markdowns and higher freight costs. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of promotional markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the effect of a decrease in same store sales.

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

Selling, general and administrative expenses

In Fiscal 2014, selling, general and administrative expenses decreased $7.8 million, or 1.5%, over the prior fiscal year. Excluding a favorable $0.7 million foreign currency translation effect, selling, general and administrative expenses would have decreased $7.1 million. This decrease primarily resulted from reductions in compensation-related expenses, such as store payroll and bonus and non-cash stock-based compensation expense and from the closure of our former China operations. As a percentage of net sales, selling, general and administrative expenses decreased 10 basis points compared to the prior year.

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

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.4 million to $73.6 million during Fiscal 2014 compared to Fiscal 2013. Excluding a favorable $0.7 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $0.3 million.

Depreciation and amortization expense increased $9.1 million to $74.0 million during Fiscal 2013 compared to Fiscal 2012. Excluding an unfavorable $0.2 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $8.9 million.

Impairment charges

Declines in customer traffic at shopping malls, where many of our stores are located, have adversely affected our results of operations. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. The impairment test conducted in Fiscal 2014 resulted in the recognition of non-cash impairment charges of $123.2 million and $12.0 million, relating to goodwill and intangible assets, respectively. See Note 3 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since Fiscal 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we incurred $8.2 million, $5.1 million and $2.8 million of such costs, respectively.

Other income, net

The following is a summary of other (income) expense activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012 (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Foreign currency exchange loss (gain), net	$(1,741)	$342	$(1,437)
Franchise fees	(5,247)	(4,889)	(4,668)
Other income	(144)	(21)	—

	$(7,132)	$(4,568)	$(6,105)

Gain (loss) on early debt extinguishment

The following is a summary of our note repurchase activity during Fiscal 2013 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions. There were no debt repurchase activities during Fiscal 2014 and Fiscal 2012.

	Fiscal 2013
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

During Fiscal 2012, we recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with our early repayment of indebtedness under our former senior secured term loan facility and replacement of our former $200.0 million senior secured revolving U.S. Credit Facility.

Interest expense, net

Interest expense for Fiscal 2014 aggregated $217.2 million, a decrease of $6.2 million compared to the prior year. The decrease is primarily due to a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes, partially offset by increased borrowings under our U.S Credit Facility and Europe Credit Facility.

For Fiscal 2014, interest expense includes approximately $8.0 million of amortization of deferred debt issuance costs and approximately $2.3 million of accretion of debt premium.

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

Interest expense for Fiscal 2012 aggregated $210.8 million, an increase of $34.3 million compared to the prior year. The increase is primarily due to indebtedness incurred under the 9.0% Senior Secured First Lien Notes that bears a higher rate of interest than the Former Credit Facility, partially offset by a lower outstanding balance under our Former Credit Facility, a Euro denominated loan, and Senior Toggle Notes. For Fiscal 2012, interest expense includes approximately $9.9 million of amortization of deferred debt issuance costs and approximately $0.8 million of accretion of debt premium.

See Note 5 – Debt in the Notes to Consolidated Financial Statements for components of interest expense, net.

Income taxes

In Fiscal 2014, our income tax expense was $6.3 million and our effective income tax rate was (3.0)%. Our effective income tax rate for Fiscal 2014 reflects income tax benefit of $72.0 million on book losses offset by income tax expense of $26.7 million on earnings of foreign subsidiaries, income tax expense of $43.1 million on non-deductible goodwill impairment, and income tax expense of $18.8 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $17.2 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2014, we made net cash income tax payments of $11.7 million primarily for Europe.

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

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$890,446	$918,687	$977,310
(Decrease) increase in same store sales	(2.9)%	(4.6)%	1.9%
Gross profit percentage	48.4%	50.7%	52.9%
Number of stores at the end of the period (1)	1,837	1,929	1,924

(1)	Number of stores excludes stores operated under franchise agreements and concession store-in-stores arrangements. Includes 17 and 3 China stores as of Fiscal 2013 and Fiscal 2012, respectively.

Net sales

Net sales in North America during Fiscal 2014 decreased $28.2 million, or 3.1% from Fiscal 2013. The decrease was attributable to a decrease of $26.3 million due to the effect of store closures, a decrease in same store sales of $24.8 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $5.1 million, partially offset by new store sales of $22.5 million and an increase in shipments to franchisees of $5.5 million. Net sales would have decreased 2.5% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2014, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 1.7% and a decrease in average number of transactions per store of 0.1%.

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

Gross profit

In Fiscal 2014, gross profit percentage decreased 230 basis points to 48.4% compared to the gross profit percentage for Fiscal 2013 of 50.7%. The decrease in gross profit percentage consisted of a 140 basis point decrease in merchandise margin and a 100 basis point increase in occupancy costs, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of promotional markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the effect of a decrease in same store sales.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry	52.6	53.9	52.6
Accessories	47.4	46.1	47.4

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$603,805	$594,490	$579,710
(Decrease) increase in same store sales	(1.2)%	(2.8)%	1.7%
Gross profit percentage	49.0%	49.4%	49.0%
Number of stores at the end of the period (1)	1,161	1,185	1,161

(1)	Number of stores excludes stores operated under franchise agreements and concession store-in-stores arrangements.

Net sales

Net sales in Europe during Fiscal 2014 increased $9.3 million, or 1.6%, from Fiscal 2013. The increase was attributable to new store sales of $38.8 million, partially offset by a decrease of $22.2 million due to the effect of store closures, a decrease in same store sales of $6.6 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.7 million. Net sales would have increased 1.7% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 3.1%, partially offset by an increase in average transaction value of 2.6%.

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

Gross profit

In Fiscal 2014, gross profit percentage decreased 40 basis points to 49.0% compared to the gross profit percentage for Fiscal 2013 of 49.4%. The decrease in gross profit percentage consisted of a 30 basis point decrease in merchandise margin and a 10 basis point increase in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of promotional markdowns or shrink that would materially affect our merchandise margin.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry	40.1	42.6	40.3
Accessories	59.9	57.4	59.7

	100.0	100.0	100.0

Liquidity and Capital Resources

Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand. Our primary uses of cash are debt service requirements, new store expenditures, and working capital requirements. Cash outlays for the payment of interest are lower in Fiscal 2014 than in prior years as a result of a lower rate of interest on the indebtedness used to refinance our former Senior Fixed Rate Notes and Senior Toggle Notes, partially offset by increased borrowings under our U.S Credit Facility and Europe Credit Facility. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements.

We anticipate that cash generated from operations, borrowings under our $115.0 million U.S. Credit Facility and €35.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2015, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. No principal is due on the Notes until Fiscal 2017, when our Senior Subordinated Notes will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in Part I, Item 1A – Risk Factors.

U.S. Revolving Credit Facility

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of January 31, 2015, our revolving loans and letters of credit did not exceed $15.0 million, and our Total Net Secured Leverage Ratio was 5.3:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of January 31, 2015, we were in compliance with the covenants.

As of January 31, 2015 and February 1, 2014, there were no borrowings outstanding under the U.S. Credit Facility. The Company must also pay customary letter of credit fees and agency fees. As of January 31, 2015, the Company had $3.0 million of letters of credit outstanding which reduces the borrowing availability under the U.S. Credit Facility to $112.0 million as of that date.

Merger Notes

In connection with the Transactions, we also issued three series of Merger Notes. Our Senior Notes were issued in two series: (1) $250.0 million of 9.25% senior notes due 2015 (the “Senior Fixed Rate Notes”); and (2) $350.0 million of 9.625%/10.375% senior toggle notes due 2015 (the “Senior Toggle Rate Notes” and together with the Senior Fixed Rate Notes, the “Senior Notes”). As of June 13, 2013, the Senior Fixed Rate Notes and the Senior Toggle Rate Notes have been redeemed in full and are no longer outstanding.

We also issued 10.50% senior subordinated notes due 2017 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) in an initial aggregate principal amount of $335.0 million. The Senior Subordinated Notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum.

The Senior Subordinated Notes are guaranteed on an unsecured basis by all of our existing and future direct or indirect, wholly-owned domestic subsidiaries that guarantee the U.S. Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X.

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

8.875% Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Senior Secured Second Lien Notes”). The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the U.S. Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary guarantors’ obligations under the U.S. Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. We used the net proceeds of the offering of the Senior Secured Second Lien Notes to reduce the entire amount outstanding under our Former Revolver (without terminating the commitment) and to repay indebtedness under the Former Term Loan.

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

Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interest held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing the U.S. Credit Facility and the 6.125% Senior Secured First Lien Notes (described below), and senior to those securing the Senior Secured Second Lien Notes. The notes are also subject to certain redemption and repurchase rights as discussed in Note 5 – Debt in the Notes to Consolidated Financial Statements.

We used the net proceeds of the offerings of the 9.0% Senior Secured First Lien Notes, together with cash on hand, to repay $1,154.3 million of indebtedness under the Former Term Loan.

6.125% Senior Secured First Lien Notes

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing the U.S. Credit Facility and the 9.0% Senior Secured First Lien Notes, and senior to those securing the Senior Secured Second Lien Notes. The notes are also subject to certain redemption and repurchase rights as discussed in Note 5 – Debt in the Notes to Consolidated Financial Statements.

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

7.75% Senior Notes

On May 14, 2013, we issued $320.0 million aggregate principal amount of 7.75% senior notes that mature on June 1, 2020 (the “7.75% Senior Notes”). The 7.75% Senior Notes were issued at a price equal to 100.00% of the principal amount. Interest on the 7.75% Senior Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The 7.75% Senior Notes are guaranteed by all of our existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 7.75% Senior Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the 7.75% Senior Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the U.S. Credit Facility, the Senior Secured Second Lien Notes, the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes, to the extent of the value of assets securing such indebtedness.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Notes covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of January 31, 2015, we were in compliance with the covenants under the Notes.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least five successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of January 31, 2015, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.8:1.0.

As of January 31, 2015, we had undrawn availability under our Europe Credit Facility of €35.0 million ($39.5 million).

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of January 31, 2015, we had a reduction of $2.3 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Analysis of Consolidated Financial Condition

A summary of cash flows (used in) provided by operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating activities	$21,070	$(3,153)	$106,695
Investing activities	(48,984)	(98,791)	(68,494)
Financing activities	(792)	(3,575)	(40,179)

Our working capital at the end of Fiscal 2014 was $(12.8) million compared to $31.8 million at the end of Fiscal 2013, a decrease of $44.6 million. The decrease in working capital mainly reflects a decrease in inventories of $33.0 million, a decrease in cash and cash equivalents of $28.9 million, a net decrease in prepaid expense and other items of $1.0 million, partially offset by an increase in trade accounts and income tax payables of $16.5 million and an increase in accrued liabilities of $1.8 million.

Cash flows from operating activities

In Fiscal 2014, cash provided by operations increased $24.2 million compared to Fiscal 2013. The primary reason for the increase was an increase in operating income before depreciation and amortization expense and a net change in working capital and other items of $46.1 million, a decrease in interest payments of $5.3 million, partially offset by stock compensation expense (benefit) and other non-cash items of $27.2 million.

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

Cash flows from investing activities

In Fiscal 2014, cash used in investing was $49.0 million and consisted of $49.0 million for net capital expenditures.

In Fiscal 2013, cash used in investing was $98.8 million and consisted of $98.8 million for net capital expenditures.

In Fiscal 2015, we currently expect to fund approximately $25.0 million to $30.0 million of capital expenditures to open new stores and remodel existing stores.

Cash flows from financing activities

In Fiscal 2014, cash used in financing activities was $0.8 million and primarily consisted of payment of $0.7 million in financing costs.

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

Cash position

As of January 31, 2015, we had consolidated cash and cash equivalents of $29.4 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of January 31, 2015, our foreign subsidiaries held cash and cash equivalents of $21.9 million. In Fiscal 2014, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of January 31, 2015, we do not expect to pay U.S. income tax on Fiscal 2014 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation. In Fiscal 2013, we did not repatriate any cash held by foreign subsidiaries.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2014 and Fiscal 2015 through 2024. Beyond Fiscal 2024, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings and closures, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our expected future growth rates.

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

In connection with our Fiscal 2014 annual impairment testing, we recognized a non-cash impairment charge of $123.2 million relating to our North America reporting unit. The fair value of our Europe reporting unit was substantially in excess of its carrying value. We did not recognize any impairment charges during Fiscal 2013 or Fiscal 2012.

Intangible Assets Impairment

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. In connection with our Fiscal 2014 annual impairment testing, we recognized a non-cash impairment charge of $12.0 million relating to our tradenames. We did not recognize any impairment charges during Fiscal 2013 or Fiscal 2012.

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

During Fiscal 2014, we reported an increase of $17.4 million in valuation allowance against our U.S. deferred tax assets and an increase of $1.5 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2013, we reported an increase of $32.0 million in the valuation allowance against our U.S. deferred tax assets and an increase of $1.6 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2012, we reported an increase of $9.4 million in the valuation allowance against our U.S. deferred tax assets and an increase of $4.3 million in the valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

On January 29, 2006, we adopted ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”), using the modified prospective method. The calculation of stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we were to use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate forfeitures based on our historical experience of stock-based awards granted, exercised and cancelled, as well as considering future expected behavior. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be different from what we have recorded in the current period.

Under ASC Topic 718, time-vested stock awards are accounted for at fair value at date of grant. The compensation expense is recorded over the requisite service period. Stock-based compensation expense for time-vested stock awards granted in Fiscal 2014, Fiscal 2013 and Fiscal 2012 was recorded over the requisite service period using the graded-vesting method for the entire award.

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

The fair values of time-vested stock options and BOGO options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were determined using the Black-Scholes option-pricing model. The fair values of performance based stock options issued during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were based on the Monte Carlo model. Both models incorporate various assumptions such as expected dividend yield, risk-free interest rate, expected life of the options and expected stock price volatility.

Performance Based Stock Option Exchange Offer

On June 15, 2012, Claire’s Inc., the parent corporation (“Parent”) of the Company commenced an offer (the “Exchange Offer”) to exchange certain performance based stock options held by employees of the Company for new performance based stock options (the “New Options”) granted on a 1 for 2 basis. The Exchange Offer was completed on July 16, 2012. The New Options expire on July 16, 2019.

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

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). In accordance with ASC Topic 815, we report all derivative financial instruments on our Consolidated Balance Sheets at fair value. We formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. We formally assess both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. We measure the effectiveness of our cash flow hedges by evaluating the following criteria: (i) the re-pricing dates of the derivative instrument match those of the debt obligation; (ii) the interest rates of the derivative instrument and the debt obligation are based on the same interest rate index and tenor; (iii) the variable interest rate of the derivative instrument does not contain a floor or cap, or other provisions that cause a basis difference with the debt obligation; and (iv) the likelihood of the counterparty not defaulting is assessed as being probable.

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

For derivatives that qualify as cash flow hedges, we report the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassify it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized into income immediately. No ineffective portion was recorded into earnings during Fiscal 2012 and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income. We adopted ASC Topic 820, Fair Value Measurements and Disclosures, on February 3, 2008, which required the Company to include credit valuation adjustment risk in the calculation of fair value.

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

On September 20, 2012, we terminated the interest rate swap agreement entered into on July 28, 2010 (the “Swap”), settled the contract at fair value of the liability and also extinguished the associated hedged debt instrument. Accordingly, we reclassified $1.8 million of unrealized loss associated with the Swap from “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets into “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of January 31, 2015:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years		More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,364.6	$—	$259.6	$1,575.0	(2)	$530.0	(3)
Capital lease obligation	40.0	2.4	4.9	5.1		27.6
Unrecorded Contractual Obligations:
Operating lease obligations (4)	911.1	202.9	300.9	186.8		220.5
Interest (5)	904.9	194.6	400.4	287.2		22.7
Letters of credit	3.0	3.0	—	—		—
License Agreement (6)	3.0	3.0	—	—		—

Total	$4,226.6	$405.9	$965.8	$2,054.1		$800.8

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.

(2)	Includes $1,125.0 million (excluding unamortized premium of $11.9 million) under our 9.0% Senior Secured First Lien Notes and $450.0 million under our 8.875% Senior Secured Second Lien Notes.

(3)	Includes $210.0 million under our 6.125% Senior Secured First Lien Notes and $320.0 million under our 7.75% Senior Notes.

(4)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.

(5)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments.

(6)	Represents a product license agreement that obligates us to pay the licensor a guaranteed minimum royalty.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2014 were 24%, 25%, 23% and 28%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and maintaining bank accounts with a group of credit worthy financial institutions. As of January 31, 2015, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

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

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency hedges. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. As of January 31, 2015, we maintained no foreign currency hedges. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income” are $(36.6) million, $(4.4) million and $5.5 million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2014, approximately 45% of our net sales were earned in currencies other than the USD, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of USD into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2014, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the USD. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into USD, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item – 1A Risk Factors.”

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

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which we have little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the United States and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly affected in the future. We cannot predict whether, when or the manner in which the economic conditions described above will change.

Item 8. Financial Statements and Supplementary Data

Page No.
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	54
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	55
Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	56
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

April 8, 2015

Miami, Florida

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	February 1, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents inclusive of restricted cash of $2,029 and $0, respectively	$29,415	$58,343
Inventories	145,908	178,882
Prepaid expenses	17,349	19,471
Other current assets	27,474	26,305

Total current assets	220,146	283,001

Property and equipment:
Furniture, fixtures and equipment	248,162	260,709
Leasehold improvements	324,306	335,858

	572,468	596,567
Accumulated depreciation and amortization	(365,036)	(347,408)

	207,432	249,159

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(4,514)	(3,611)

	13,541	14,444

Goodwill	1,426,899	1,550,056
Intangible assets, net of accumulated amortization of $70,374 and $65,194, respectively	510,362	541,095
Deferred financing costs, net of accumulated amortization of $25,465 and $38,917, respectively	32,525	39,481
Other assets	45,672	54,396

	2,015,458	2,185,028

Total assets	$2,456,577	$2,731,632

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Trade accounts payable	69,826	84,364
Income taxes payable	1,780	3,729
Accrued interest payable	67,790	68,338
Accrued expenses and other current liabilities	93,505	94,727

Total current liabilities	232,901	251,158

Long-term debt	2,376,478	2,378,786
Obligation under capital lease	16,954	17,124
Deferred tax liability	113,215	119,564
Deferred rent expense	35,265	32,000
Unfavorable lease obligations and other long-term liabilities	13,538	16,033

	2,555,450	2,563,507

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	619,325	619,499
Accumulated other comprehensive loss, net of tax	(37,698)	(1,109)
Accumulated deficit	(913,401)	(701,423)

	(331,774)	(83,033)

Total liabilities and stockholder’s deficit	$2,456,577	$2,731,632

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Net sales	$1,494,251	$1,513,177	$1,557,020
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	767,459	753,631	755,996

Gross profit	726,792	759,546	801,024

Other expenses:
Selling, general and administrative	505,488	513,253	503,254
Depreciation and amortization	73,583	73,971	64,879
Impairment of assets	135,157	—	—
Severance and transaction-related costs	8,236	5,118	2,828
Other income, net	(7,132)	(4,568)	(6,105)

	715,332	587,774	564,856

Operating income	11,460	171,772	236,168
Loss on early debt extinguishment	—	4,795	9,707
Interest expense, net	217,179	223,361	210,797

Income (loss) before income tax expense	(205,719)	(56,384)	15,664
Income tax expense	6,259	8,923	14,382

Net income (loss)	$(211,978)	$(65,307)	$1,282

Net income (loss)	$(211,978)	$(65,307)	$1,282
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,400)	(940)	1,182
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $(726), $(36) and $142	(29,189)	(3,442)	4,283
Unrealized gain on interest rate swap, net of tax of $0, $0 and $0	—	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	—	—	1,784

Other comprehensive income (loss)	(36,589)	(4,382)	7,624

Comprehensive income (loss)	$(248,567)	$(69,689)	$8,906

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss), net	Accumulated deficit	Total
Balance: January 28, 2012	100	$—	$619,453	$(4,351)	$(637,398)	$(22,296)
Net income	—	—	—	—	1,282	1,282
Stock option benefit	—	—	(1,050)	—	—	(1,050)
Foreign currency translations adjustments	—	—	—	1,182	—	1,182
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	4,283	—	4,283
Unrealized gain on interest rate swap, net of tax	—	—	—	375	—	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income	—	—	—	1,784	—	1,784

Balance: February 2, 2013	100	—	618,403	3,273	(636,116)	(14,440)
Net loss	—	—	—	—	(65,307)	(65,307)
Stock option expense	—	—	1,096	—	—	1,096
Foreign currency translations adjustments	—	—	—	(940)	—	(940)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(3,442)	—	(3,442)

Balance: February 1, 2014	100	—	619,499	(1,109)	(701,423)	(83,033)
Net loss	—	—	—	—	(211,978)	(211,978)
Stock option benefit	—	—	(174)	—	—	(174)
Foreign currency translations adjustments	—	—	—	(7,400)	—	(7,400)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(29,189)	—	(29,189)

Balance: January 31, 2015	100	$—	$619,325	$(37,698)	$(913,401)	$(331,774)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(211,978)	$(65,307)	$1,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,583	73,971	64,879
Impairment of assets	135,157	—	—
Amortization of lease rights and other assets	3,888	3,675	3,279
Amortization of debt issuance costs	8,025	8,166	9,927
Accretion of debt premium	(2,308)	(2,120)	(831)
Net unfavorable accretion of lease obligations	(510)	(691)	(826)
Loss on sale/retirement of property and equipment, net	272	1,481	96
Loss on early debt extinguishment	—	4,795	9,707
Gain (loss) on sale of intangible assets/lease rights	277	(172)	(493)
Stock compensation expense (benefit)	(174)	1,096	(1,050)
(Increase) decrease in:
Inventories	23,124	(21,079)	(13,418)
Prepaid expenses	(1,220)	735	578
Other assets	(2,562)	(2,964)	(9,833)
Increase (decrease) in:
Trade accounts payable	(3,232)	9,094	10,517
Income taxes payable	(2,471)	(6,435)	629
Accrued interest payable	(543)	83	36,395
Accrued expenses and other liabilities	2,490	(6,592)	(4,804)
Deferred income taxes	(5,187)	(2,411)	(196)
Deferred rent expense	4,439	1,522	857

Net cash provided by (used in) operating activities	21,070	(3,153)	106,695

Cash flows from investing activities:
Acquisition of property and equipment	(48,415)	(92,123)	(68,234)
Acquisition of construction-in-process	—	(4,115)	(570)
Acquisition of intangible assets/lease rights	(569)	(2,756)	(5,049)
Proceeds from sales of intangible assets/lease rights	—	203	1,009
Changes in restricted cash	—	—	4,350

Net cash used in investing activities	(48,984)	(98,791)	(68,494)

Cash flows from financing activities:
Proceeds from revolving credit facilities	311,180	137,800	—
Payments on revolving credit facilities	(311,180)	(137,800)	—
Payments on former credit facility	—	—	(1,154,310)
Proceeds from notes	—	530,000	1,142,125
Repurchases of notes, including tender premiums and fees	—	(523,660)	—
Payment of debt issuance costs	(684)	(9,861)	(27,990)
Principal payments of capital lease	(108)	(54)	(4)

Net cash used in financing activities:	(792)	(3,575)	(40,179)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,251)	(3,094)	(1,090)

Net decrease in cash and cash equivalents	(30,957)	(108,613)	(3,068)
Cash and cash equivalents, at beginning of period	58,343	166,956	170,024

Cash and cash equivalents, at end of period	27,386	58,343	166,956
Restricted cash, at end of period	2,029	—	—

Cash and cash equivalents and restricted cash, at end of period	$29,415	$58,343	$166,956

Supplemental disclosure of cash flow information:
Interest paid	$211,787	$217,081	$165,495
Income taxes paid	11,690	18,358	14,830
Non-cash investing activities:
Restricted cash in escrow	$2,497	$—	$—

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

Nature of Operations - Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards young women, teens, tweens and kids. The Company is organized into two segments: North America and Europe. The Company has company-operated stores throughout the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores in that country.

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

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”) consisted of 52 weeks, respectively. The fiscal year ended February 2, 2013 (“Fiscal 2012”) consisted of 53 weeks.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 31, 2015, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method for North America and average cost method, at an individual item level, for Europe.

Prepaid Expenses - Prepaid expenses as of January 31, 2015 and February 1, 2014 included the following components (in thousands):

	January 31,	February 1,
	2015	2014
Prepaid rent and occupancy	$15,258	$17,071
Prepaid insurance	634	438
Other	1,457	1,962

Total prepaid expenses	$17,349	$19,471

Other Current Assets - Other current assets as of January 31, 2015 and February 1, 2014 included the following components (in thousands):

	January 31,	February 1,
	2015	2014
Credit card receivables	$6,522	$7,064
Franchise receivables	7,353	3,708
Store supplies	5,442	5,976
Deferred tax assets, net of valuation allowance	4,662	4,600
Income taxes receivable	—	4
Other	3,495	4,953

Total other current assets	$27,474	$26,305

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

Deferred Financing Costs – Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), were $8.0 million, $8.2 million and $9.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Other Assets – Other assets as of January 31, 2015 and February 1, 2014 included the following components (in thousands):

	January 31,	February 1,
	2015	2014
Initial direct costs of leases	$14,504	$17,568
Prepaid lease payments	5,863	8,235
Deferred tax assets, non-current	3,551	4,244
Other	21,754	24,349

Total other assets	$45,672	$54,396

The initial direct costs of leases and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the net book value of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or asset group. The fair value is estimated based on discounted future cash flows expected to result from the use and eventual disposition of the asset or asset group using a rate that reflects the operating segment’s average cost of capital. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated.

Accrued Expenses and Other Current Liabilities – Accrued expenses and other current liabilities as of January 31, 2015 and February 1, 2014 included the following components (in thousands):

	January 31,	February 1,
	2015	2014
Compensation and benefits	$31,668	$33,444
Gift cards and certificates	23,212	23,125
Sales and local taxes	14,087	17,441
Store rent	2,515	2,460
Other	22,023	18,257

Total accrued expenses and other current liabilities	$93,505	$94,727

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

Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in “Accrued expenses and other current liabilities.” Revenue from gift card and gift certificate sales is recognized at the time of redemption. Unredeemed gift card and gift certificate breakage income is recorded as a reduction of “Selling, general and administrative” expenses. The Company records breakage income when the probability of redemption, based upon historical redemption patterns, is remote.

Cost of Sales – Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative expenses,” and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $11.7 million, $12.3 million and $11.7 million, for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Expenses – The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $13.9 million, $12.6 million and $11.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Rent Expense – The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 7 – Commitments and Contingencies.

Stock-Based Compensation – The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.

Time-vested stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant. The stock-based compensation expense is recorded on a straight-line basis over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. The stock-based compensation expense was based upon the number of shares expected to be issued when it became probable that performance targets required to receive the awards would be achieved.

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

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

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

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive income (loss), net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These foreign currency transaction (gains) losses were approximately $(1.7) million, $0.3 million and $(1.4) million, for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

Derivative Financial Instruments – The Company recognizes the fair value of derivative financial instruments in the Consolidated Balance Sheets. Gains and losses related to a hedge that result from changes in the fair value of the hedge are either recognized in income to offset the gain or loss on the hedged item, or deferred and reported as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and subsequently recognized in income when the hedged item affects net income (loss). The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company did not have any derivative instruments as of January 31, 2015 or February 1, 2014. See Note 6 – Derivatives and Hedging Activities for further information.

Fair Value Measurements – ASC 820, Fair Value Measurement Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.

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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands): There was no impairment of the Company’s non-financial assets during Fiscal 2013 and Fiscal 2012.

		Fair Value Measurements as of January 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Impairment Charges Fiscal 2014
Intangible assets	$274,000	$—	$—	$274,000	$12,000

(1)	See Note 3 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

During Fiscal 2014, tradenames with a carrying value of $286.0 million were written down to their fair value of $274.0 million, resulting in an impairment charge of $12.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss). For goodwill, see Note 3 – Impairment Charges and Note 4 – Goodwill and Other Intangible Assets.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and consist of U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $1.90 billion as of January 31, 2015, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $2.36 billion as of February 1, 2014, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updates guidance on performance stock awards. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect adoption of ASU 2014-12 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 250) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S GAAP. ASU 2014-08 requires that only disposal of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals of components of an entity that occur in annual or interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. During the first fiscal quarter of 2014, the Company early adopted ASU 2014-08 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2013 and early adoption is permitted. The Company adopted this guidance in first quarter of Fiscal 2014 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

3. IMPAIRMENT CHARGES

The Company recorded non-cash impairment charges for Fiscal 2014. No impairment charges were recorded for Fiscal 2013 or Fiscal 2012 (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Goodwill	$123,157	$—	$—
Tradenames	12,000	—	—

Total impairment charges	$135,157	$—	$—

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

Declines in customer traffic at shopping malls, where many of our stores are located, have adversely affected our results of operations. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

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

In Fiscal 2014, during testing under step 1, management determined the fair value of the North America reporting unit was less than its carrying value. Accordingly, management performed step 2 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the North America reporting unit was impaired by $123.2 million. This resulted in the Company recording a non-cash impairment charge of $123.2 million in Fiscal 2014, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Based on this testing under step 1, no impairment charge for goodwill was recognized during Fiscal 2013 and Fiscal 2012.

The Company also performed similar impairment testing on its other indefinite lived intangible assets during the fourth quarter of Fiscal 2014, Fiscal 2013 and Fiscal 2012. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event.

In Fiscal 2014, the Company determined that the tradenames intangible assets in its North America reporting unit was impaired by $12.0 million. This resulted in the Company recording a non-cash impairment charge of $12.0 million in Fiscal 2014, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). No impairment charge for intangible assets was recognized in Fiscal 2013 and Fiscal 2012.

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

The changes in the carrying amount of goodwill during Fiscal 2014 and Fiscal 2013 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of January 31, 2015:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(303,157)	(117,000)	(420,157)

	$1,112,494	$314,405	$1,426,899

	North America	Europe	Total
Balance as of February 1, 2014:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(180,000)	(117,000)	(297,000)

	$1,235,651	$314,405	$1,550,056

The carrying amount and accumulated amortization of identifiable intangible assets as of January 31, 2015 and February 1, 2014 were (in thousands):

		January 31, 2015		February 1, 2014
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 6 to 18	$72,532	$(13,965)	$86,145	$(13,142)
Franchise agreements	4 to 9	40,738	(26,083)	40,738	(23,005)
Favorable lease obligations	10	30,827	(29,666)	30,827	(28,509)
Other	5	965	(660)	872	(538)

Total intangible assets subject to amortization		145,062	(70,374)	158,582	(65,194)
Indefinite-lived intangible assets:
Indefinite-lived tradenames		$435,074	$—	$447,107	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		435,674	—	447,707	—
Total intangible assets		$580,736	$(70,374)	$606,289	$(65,194)

(1)	Amounts include lease rights not currently subject to amortization of $40,938 and $52,350 as of January 31, 2015 and February 1, 2014, respectively.

For Fiscal 2014, Fiscal 2013 and Fiscal 2012, amortization expense of $7.5 million, $8.2 million and $8.4 million, respectively, was recognized by the Company. As discussed in Note 3 – Impairment Charges, the Company recognized impairment charges related to intangible assets of $12.0 million in Fiscal 2014. There were no such impairment charges for intangible assets in Fiscal 2013 and Fiscal 2012.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000’s)	Amortizable	Intangible Asset Acquisitions
Lease rights:
Fiscal 2014	$81	10.0
Fiscal 2013	1,389	10.0
Fiscal 2012	2,276	9.3
Other:
Fiscal 2014	94	5.0
Fiscal 2013	154	5.0
Fiscal 2012	173	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2014 was 7.3 years.

The remaining net amortization as of January 31, 2015 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2015	$5,867
2016	5,194
2017	4,761
2018	4,577
2019	4,499
2020 and thereafter	8,852

Total	$33,750

5. DEBT

Debt as of January 31, 2015 and February 1, 2014 included the following components (in thousands):

	January 31, 2015	February 1, 2014
Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,136,866	1,139,174
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Total long-term debt	$2,376,478	$2,378,786

Obligation under capital lease (including current portion)	$17,124	$17,232

(1)	Amount includes unamortized premium of $11,866 and $14,174 as of January 31, 2015 and February 1, 2014, respectively.

As of January 31, 2015, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2015	$2,357	$—
2016	2,404	—
2017	2,453	259,612
2018	2,502	—
2019	2,552	1,575,000
Thereafter	27,721	530,000

Total	39,989	$2,364,612

Imputed interest	(22,865)

Present value of minimum capital lease principal payments	17,124
Current portion	170

Long-term capital lease obligation	$16,954

The Company’s interest expense, net for Fiscal 2014, Fiscal 2013 and Fiscal 2012 included the following components (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Term loan facility	$—	$—	$17,644
U.S. senior secured revolving credit facility due 2017	3,368	1,745	935
Europe unsecured revolving credit facility due 2017	308	—	—
9.25% Senior fixed rate notes due 2015	—	6,021	20,663
9.625%/10.375% Senior toggle notes due 2015	—	9,895	29,493
10.5% Senior subordinated notes due 2017	27,193	27,191	27,642
9.0% Senior secured first lien notes due 2019	100,985	100,999	62,504
8.875% Senior secured second lien notes due 2019	39,838	39,838	40,716
6.125% Senior secured first lien notes due 2020	12,844	11,379	—
7.75% Senior notes due 2020	24,734	17,875	—
Capital lease obligation	2,203	2,205	2,203
Amortization of deferred debt issue costs	8,026	8,166	9,927
Accretion of debt premium	(2,308)	(2,120)	(831)
Other interest expense	24	232	99
Interest income	(36)	(65)	(198)

Interest expense, net	$217,179	$223,361	$210,797

Accrued interest payable as of January 31, 2015 and February 1, 2014 consisted of the following components (in thousands):

	January 31, 2015	February 1, 2014
U.S. senior secured revolving credit facility due 2017	$71	$78
Europe unsecured revolving credit facility due 2017	25	—
10.5% Senior subordinated notes due 2017	4,643	4,718
9.0% Senior secured first lien notes due 2019	38,664	38,942
8.875% Senior secured second lien notes due 2019	15,251	15,361
6.125% Senior secured first lien notes due 2020	4,912	4,947
7.75% Senior notes due 2020	4,224	4,292

Total accrued interest payable	$67,790	$68,338

LONG-TERM DEBT

U.S. Revolving Credit Facility

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

On September 20, 2012, the Company terminated the Former Credit Facility and entered into an Amended and Restated Credit Agreement by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein (the “U.S. Credit Facility”), pursuant to which the Company replaced the $200.0 million senior secured Former Revolver maturing May 29, 2013 with a $115.0 million five-year senior secured revolving credit facility maturing in Fiscal 2017.

Borrowings under the U.S. Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company will also pay a facility fee of 0.50% per annum of the committed amount of the U.S. Credit Facility whether or not utilized.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that, when the revolving loans and letters of credit outstanding exceed $15.0 million, the Company will be required to comply with a maximum Total Net Secured Leverage Ratio of 5.5 to 1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. In addition, under the U.S. Credit Facility, the Company must comply with this maximum Total Net Secured Leverage Ratio requirement, measured as of the most recent four consecutive quarter period for which financial statements have been (or were required to be) delivered to our lenders, at any time we request a borrowing that would result in such outstanding amount exceeding $15.0 million.

On April 30, 2014, the Company entered into Amendment No. 1 to its Amended and Restated Credit Agreement with respect to the Company’s senior secured revolving credit facility due 2017 (as amended, the “U.S. Credit Facility”), dated as of September 20, 2012, among the Company, Claire’s, Inc., the Administrative Agent and Issuing Agent named therein and the Lenders party thereto (the “Amendment”). The Amendment increased the maximum permitted Total Net Secured Leverage Ratio from 5.50:1.00 to 6.00:1.00 for purposes of the covenant described below under “U.S Revolving Credit Facility and Note Covenants.”

As of January 31, 2015 and February 1, 2014, there were no borrowings outstanding under the U.S. Credit Facility. The Company must also pay customary letter of credit fees and agency fees. As of January 31, 2015, the Company had $3.0 million of letters of credit outstanding.

10.50% Senior Subordinated Notes

In connection with the Transactions, the Company issued $335.0 million of 10.50% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are senior subordinated obligations of the Company and will mature on June 1, 2017. Interest is payable semi-annually at 10.50% per annum, which commenced on December 1, 2007.

Each of the Company’s wholly-owned domestic subsidiaries that guarantee indebtedness under the U.S. Credit Facility jointly and severally irrevocably and unconditionally guarantee on a senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes, expenses, indemnification or otherwise. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X.

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

The Senior Secured Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the U.S. Credit Facility. The Senior Secured Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the U.S. Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. On or after March 15, 2015, the Company may redeem the Senior Secured Second Lien Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

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

Interest on the 9.0% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2012. The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first priority lien on substantially all of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interests and 65% of the voting equity interests of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens securing the 9.0% Senior Secured First Lien Notes rank equally to the liens securing the U.S. Credit Facility and the 6.125% Senior Secured First Lien Notes (described below), and senior to those securing the Senior Secured Second Lien Notes. The 9.0% Senior Secured First Lien Notes are subject to customary covenants, (described below), and events of default.

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

Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013. The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens, by a first-priority lien on substantially all of the assets of the Company’s material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by the Company or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by the Company or a subsidiary guarantor. The liens rank equally with those securing the U.S. Credit Facility and the 9.0% Senior Secured First Lien Notes, and senior to those securing the Senior Secured Second Lien Notes.

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

In addition, prior to March 15, 2016, the Company may redeem in the aggregate up to 35% of the original aggregate principal amount of the 6.125% Senior Secured First Lien Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.125%, plus accrued and unpaid interest. The Company may also redeem the 6.125% Senior Secured First Lien Notes prior to March 15, 2017, subject to certain notice periods, at a price equal to 100% of the principal amount of the 6.125% Senior Secured First Lien Notes redeemed plus an applicable premium and accrued and unpaid interest.

The Company used approximately $61.7 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase approximately $60.5 million aggregate principal amount of the Company’s 9.25% Senior Fixed Rate Notes due 2015 and 9.625%/10.375% Senior Toggle Notes due 2015 (collectively, the “Senior Notes”), and to pay related fees and premiums pursuant to a tender offer for such Senior Notes, including $4.0 million in financing costs which have been recorded as “Deferred financing costs, net” in the accompanying Consolidated Balance Sheets. The remaining net proceeds, together with cash on hand, were used to repurchase the remaining outstanding $149.5 million aggregate principal amount of Senior Notes on June 3, 2013, pursuant to the redemption provisions applicable to the Senior Notes.

7.75% Senior Notes

On May 14, 2013, the Company issued $320.0 million aggregate principal amount of the 7.75% senior notes that mature on June 1, 2020 (the “7.75% Senior Notes”). The 7.75% Senior Notes were issued at a price equal to 100.00% of the principal amount.

Interest on the 7.75% Senior Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The 7.75% Senior Notes are guaranteed by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 7.75% Senior Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the 7.75% Senior Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the U.S. Credit Facility, the Senior Secured Second Lien Notes, the 9.0% Senior Secured First Lien Notes and the 6.125% Senior Secured First Lien Notes, to the extent of the value of assets securing such indebtedness.

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

The Company may also redeem the 7.75% Senior Notes prior to June 1, 2016, subject to certain notice periods, at a price equal to 100% of the principal amount of the 7.75% Senior Notes redeemed plus an applicable premium and accrued and unpaid interest.

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

Note Repurchases and Gain (Loss) in Early Debt Extinguishment

The following is a summary of the Company’s note repurchase activity during Fiscal 2013 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions described above. There were no debt repurchase activities during Fiscal 2014 and Fiscal 2012.

	Fiscal 2013
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

During Fiscal 2012, the Company recognized a $9.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the early repayment of indebtedness under the Former Term Loan facility and replacement of the $200.0 million Former Revolver.

U.S. Revolving Credit Facility and Note Covenants

Our U.S. Credit Facility and Senior Subordinated Notes, Senior Secured Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes and 7.75% Senior Notes (collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of January 31, 2015, there were no borrowings outstanding under the Europe Credit Facility.

See Note 2 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.4 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 31, 2015, there was a reduction of $2.3 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

6. DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives that qualify as cash flow hedges, the Company reports the effective portion of the change in fair value as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets and reclassifies it into earnings in the same periods in which the hedged item affects earnings, and within the same income statement line item as the impact of the hedged item. The ineffective portion of the change in fair value of a cash flow hedge is recognized in income immediately. No ineffective portion was recorded to earnings during Fiscal 2012 and all components of the derivative gain or loss were included in the assessment of hedge effectiveness. For derivative financial instruments which do not qualify as cash flow hedges, any changes in fair value would be recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following tables provide a summary of the financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges during Fiscal 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
Fiscal 2012
Interest Rate Swap	$375

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Fiscal 2012(2)
Interest expense, net	$(2,620)

(1)	Represents reclassification of amounts from accumulated other comprehensive income (loss) into earnings as interest expense is recognized on the Former Term Loan. No ineffectiveness is associated with the interest rate cash flow hedges.
(2)	Includes a reclassification amount of $1,784 from accumulated other comprehensive income (loss) into interest expense resulting from the termination of the former interest rate swap.

7. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2014, Fiscal 2013 and Fiscal 2012 is set forth below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Minimum store rentals	$231,328	$229,937	$217,777
Store rentals based on net sales	1,912	2,550	3,224
Other rental expense	10,151	11,314	9,312

Total rental expense	$243,391	$243,801	$230,313

Minimum aggregate rental commitments as of January 31, 2015 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2015	$202,891
2016	168,097
2017	132,758
2018	99,594
2019	87,179
Thereafter	220,564

Total	$911,083

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $5.6 million and $5.4 million as of January 31, 2015 and February 1, 2014, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax for Fiscal 2014, Fiscal 2013 and Fiscal 2012 (in thousands, net of tax):

	Foreign Currency Translation	Derivative Instruments	Total
Balance as of January 28, 2012	$(7,924)	$3,573	$(4,351)
Foreign currency translation adjustment	1,182	—	1,182
Net gain on intra-entity foreign currency transactions, net of tax of $142	4,283	—	4,283
Unrealized gain on interest rate swap, net of tax of $0	—	375	375
Reclassification adjustment of unrealized loss on termination of interest rate swap into net income, net of tax of $0	—	1,784	1,784

Balance as of February 2, 2013	(2,459)	5,732	3,273
Foreign currency translation adjustment	(940)	—	(940)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(36)	(3,442)	—	(3,442)

Balance as of February 1, 2014	(6,841)	5,732	(1,109)
Foreign currency translation adjustment	(7,400)	—	(7,400)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(726)	(29,189)	—	(29,189)

Balance as of January 31, 2015	$(43,430)	$5,732	$(37,698)

There were no income tax effects on other comprehensive income (loss) related to unrealized losses on foreign currency translation adjustments in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of January 31, 2015, 4,033,601 shares were available for future grants. The Board of Directors of Parent awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $(0.2) million, $1.1 million and $(1.1) million, respectively. During Fiscal 2014, Fiscal 2013and Fiscal 2012, the Company recorded reversals of stock compensation expense of $1.2 million, $1.4 million and $3.2 million, respectively, associated with forfeitures of stock options, including $0.6 million for our former executive officers in Fiscal 2014. Related income tax expense (benefit) of approximately $0.1 million, $(0.4) million and $0.4 million were recognized in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Stock-based compensation is recorded in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

BOGO Option Offer

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Parent approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Board of Directors approved the grant of approximately 1,935,550, 786,690 and 3,025,164, respectively, of similar stock options. The Company recognized stock-based compensation expense (benefit) of $(0.2) million, $0.9 million and $(1.2) million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2014, Fiscal 2013, and Fiscal 2012, the Board of Directors granted 364,000, 70,000 and 55,000, respectively, BOGO options. The Company recognized stock-based compensation expense of $0.0 million, $0.1 million and $0.2 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan from February 1, 2014 through January 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of February 1, 2014	5,166,566	$10.00
Options granted	2,299,550	$10.00
Options exercised	—	—
Options forfeited	(2,742,009)	$10.00
Options expired	(557,708)	$10.00

Outstanding as of January 31, 2015	4,166,399	$10.00	4.9

Options vested and expected to vest as of January 31, 2015	3,831,450	$10.00	4.8

Exercisable at end of period	1,927,152	$10.00	4.3

The weighted average grant date fair value of options granted in Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.04, $3.43 and $1.61, respectively.

As of January 31, 2015, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that are expected to be recognized over a weighted-average period of approximately 2.0 years.

For options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	42.30%	54.01%	59.96%
Weighted average risk-free interest rate	0.99%	0.77%	0.70%
Range of risk-free interest rate	0.53% - 1.69%	0.63% - 1.61%	0.56% - 1.04%
Weighted average expected term (years)	3.44	4.70	4.92

Performance Options (Monte Carlo)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	53.18%	53.66%	54.19%
Weighted average risk-free interest rate	2.00%	1.07%	0.81%
Range of risk-free interest rate	1.80% - 2.00%	0.92% - 1.63%	0.53% - 1.56%
Weighted average expected term (years)	N/A	N/A	N/A

The expected term of Time Options and BOGO Options has been based on the “simplified” method in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SEC SAB No. 110. The Company’s historical option exercise data does not provide a reasonable basis upon which to estimate an expected term of an option. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected stock price volatility was based on peer company data as of the date of each option grant.

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Parent issued 125,000 shares of restricted common stock to certain members of executive management of the Company, of which 12,500 shares were subsequently forfeited. As of January 31, 2015, the 112,500 fully-vested shares of restricted common stock were outstanding and the unearned stock-based compensation relating to these shares was $0.

10. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2014, Fiscal 2013 and Fiscal 2012.

11. INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
U.S.	$(261,478)	$(116,323)	$(58,274)
Foreign	55,759	59,939	73,938

Total income (loss) before income taxes	$(205,719)	$(56,384)	$15,664

The components of income tax expense (benefit) for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Federal:
Current	$—	$—	$—
Deferred	(5,099)	(1,837)	(852)

	(5,099)	(1,837)	(852)

State
Current	790	785	762
Deferred	655	65	49

	1,445	850	811

Foreign
Current	11,306	12,375	14,707
Deferred	(1,393)	(2,465)	(284)

	9,913	9,910	14,423

Total income tax expense	$6,259	$8,923	$14,382

The provision for income taxes for Fiscal 2014, Fiscal 2013 and Fiscal 2012 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign rate differential	8.4	26.2	(114.3)
State and local income taxes, net of federal tax benefit	0.9	3.3	(17.2)
Change in accrual for estimated tax contingencies	0.3	3.3	(5.4)
Goodwill impairment	(21.0)	—	—
Earnings of foreign subsidiaries	(13.0)	(19.4)	86.5
Valuation allowance	(9.2)	(66.0)	93.5
Other, net	(4.4)	1.8	13.7

	(3.0)%	(15.8)%	91.8%

In Fiscal 2014, the Company’s income tax expense was $6.3 million and its effective income tax rate was (3.0)%, including income tax expense of $18.8 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2013, the Company’s income tax expense was $8.9 million and its effective income tax rate was (15.8)%, including income tax expense of $37.2 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2012, the Company’s income tax expense was $14.4 million and its effective income tax rate was 91.8%, including income tax expense of $14.7 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2014, Fiscal 2013 and Fiscal 2012 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriation to fund interest payments, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax liability as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Tax carryforwards	$196,195	$195,502
Compensation and benefits	9,620	9,369
Deferred rent	7,888	7,842
Depreciation	3,881	1,998
Accrued expenses	4,468	3,836
Gift cards	3,265	2,857
Inventory	2,426	1,318
Other	—	407

Total gross deferred tax assets	227,743	223,129
Valuation allowance	(190,103)	(171,570)

Total deferred tax assets, net	37,640	51,559

Deferred tax liabilities:
Tradename intangibles	106,105	110,569
Earnings from foreign subsidiaries	21,701	31,452
Debt related	9,224	12,944
Lease rights	5,539	7,099
Other	73	215

Total deferred tax liabilities	142,642	162,279

Net deferred tax liability	$(105,002)	$(110,720)

The deferred tax assets and deferred tax liabilities as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31, 2015	February 1, 2014
Current deferred tax assets, net of valuation allowance	$4,662	$4,600
Non-current deferred tax assets	3,551	4,244
Non-current deferred tax liabilities, net of valuation allowance	(113,215)	(119,564)

Net deferred tax liability	$(105,002)	$(110,720)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 31, 2015 are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$127,419	2029 – 2035
Non-U.S. net operating loss carryforwards	14,981	2016 – 2032
Non-U.S. net operating loss carryforwards	10,245	Indefinite
State net operating loss carryforwards	13,617	2015 – 2035
U.S. foreign tax credits	29,933	2020 – 2025

Total	$196,195

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

In Fiscal 2014, the Company recorded an increase of $17.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2013, the Company recorded an increase of $32.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2012, the Company recorded an increase of $9.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2014, Fiscal 2013 and Fiscal 2012 was an increase of $18.8 million, an increase of $33.6 million and an increase of $13.7 million, respectively.

U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries as of January 31, 2015 of $179.2 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For Europe subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings as of February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 31, 2015. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $26.7 million, $10.9 million and $13.5 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Beginning balance	$9,820	$11,229	$12,435
Additions based on tax positions related to the current year	1,037	1,354	1,241
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(18)	—
Statute expirations	(1,593)	(2,745)	(2,026)
Settlements	(41)	—	(421)

Ending balance	$9,223	$9,820	$11,229

The amount of unrecognized tax benefits as of January 31, 2015 of $9.2 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.7 million and $2.8 million for the payment of interest and penalties accrued as of January 31, 2015 and February 1, 2014, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized $(0.1) million, $(0.4) million and $(0.2) million, respectively, in interest and penalties.

In April 2011, the Company received from the Canada Revenue Agency withholding tax assessments for 2003 through 2007 of approximately $5.3 million, including penalties and interest. In July 2014, the Company received notice from the Canada Revenue Agency that the withholding tax assessments for 2003 through 2007, including penalties and interest, have been reversed.

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

12. RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“Tri-Artisan”). Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under this management services agreement, Apollo Management and Tri-Artisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and Tri-Artisan. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Tri-Artisan $3.1 million in each of Fiscal 2014 and Fiscal 2013 and $3.0 million in Fiscal 2012 for fees and out-of-pocket expenses. These amounts are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company paid store planning and retail design fees to a business owned by a family member of one of the Company’s former executive officers. These fees are included in “Furniture, fixtures and equipment” in the Company’s Consolidated Balance Sheets and “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During the time that the former executive officer was employed by the Company, the Company paid fees of approximately $0.8 million for Fiscal 2012. This arrangement was approved by the Audit Committee of the Board of Directors.

13. SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$353,343	$377,829	$350,669	$412,410	$1,494,251
Gross profit	166,273	188,094	167,227	205,198	726,792
Impairment of assets (b)	—	—	—	135,157	135,157
Severance and transaction related costs	1,582	2,182	751	3,721	8,236
Interest expense, net	54,759	54,557	53,593	54,270	217,179
Income tax expense (a)	133	4,244	2,415	(533)	6,259
Net loss	(38,137)	(20,574)	(26,822)	(126,445)	(211,978)

(a)	Includes a $18.8 million charge for an increase in the valuation allowance related to deferred tax assets.
(b)	Represents an impairment charge relating to goodwill and tradenames. See Note 3 – Impairment Charges for detail of impairment charges.

	Fiscal 2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$354,006	$366,703	$356,938	$435,530	$1,513,177
Gross profit	175,440	185,730	174,491	223,885	759,546
Severance and transaction related costs	915	889	978	2,336	5,118
Loss on early debt extinguishment	(1,674)	(3,121)	—	—	(4,795)
Interest expense, net	58,219	57,755	53,210	54,177	223,361
Income tax (benefit) expense (a)	(720)	4,118	2,873	2,652	8,923
Net income (loss)	(26,584)	(20,672)	(25,466)	7,415	(65,307)

(a)	Includes a $37.2 million charge for an increase in the valuation allowance related to deferred tax assets.

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

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales:
North America	$890,446	$918,687	$977,310
Europe	603,805	594,490	579,710

Total net sales	$1,494,251	$1,513,177	$1,557,020

Depreciation and amortization:
North America	$47,972	$43,159	$39,829
Europe	25,611	30,812	25,050

Total depreciation and amortization	$73,583	$73,971	$64,879

Segment operating income:
North America	$98,018	$120,656	$173,568
Europe	56,835	56,234	65,428

Total segment operating income	$154,853	$176,890	$238,996

Impairment of assets:
North America	$135,157	$—	$—
Europe	—	—	—

Total impairment charges	$135,157	$—	$—

Interest expense, net:
North America	$216,799	$223,345	$210,224
Europe	380	16	573

Total interest expense, net	$217,179	$223,361	$210,797

Income (loss) before income taxes:
North America	$(257,380)	$(110,587)	$(48,554)
Europe	51,661	54,203	64,218

Total income (loss) before income taxes	$(205,719)	$(56,384)	$15,664

Income tax expense (benefit):
North America	$(3,448)	$(563)	$874
Europe	9,707	9,486	13,508

Total income tax expense	$6,259	$8,923	$14,382

Net income (loss):
North America	$(253,933)	$(110,024)	$(49,428)
Europe	41,955	44,717	50,710

Net income (loss)	$(211,978)	$(65,307)	$1,282

Goodwill:
North America	$1,112,494	$1,235,651	$1,235,651
Europe	314,405	314,405	314,405

Total goodwill	$1,426,899	$1,550,056	$1,550,056

Long-lived assets:
North America	$144,820	$165,916	$140,269
Europe	76,153	97,687	96,458

Total long lived assets	$220,973	$263,603	$236,727

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total assets:
North America	$1,165,295	$1,374,772	$1,448,412
Europe	1,291,282	1,356,860	1,350,860

Total assets	$2,456,577	$2,731,632	$2,799,272

Capital expenditures
North America	$35,827	$68,778	$41,924
Europe	13,157	30,216	31,929

Total capital expenditures	$48,984	$98,994	$73,853

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Total segment operating income	$154,853	$176,890	$238,996
Impairment of assets	135,157	—	—
Severance and transaction-related costs	8,236	5,118	2,828

Consolidated operating income	$11,460	$171,772	$236,168

Excluded from segment operating income are impairment charges of $135.2 million for Fiscal 2014. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, segment operating income also excludes severance and transaction-related costs for North America of $3.4 million, $3.1 million and $2.2 million, respectively, and for Europe of $4.8 million, $2.0 million and $0.6 million, respectively.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry:
North America	31.0	32.4	32.7
Europe	16.5	17.0	15.2

	47.5	49.4	47.9

Accessories:
North America	27.9	27.7	29.5
Europe	24.6	22.9	22.6

	52.5	50.6	52.1

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2014	Fiscal 2013	Fiscal 2012
United Kingdom	13.8	12.5	13.0

France	10.4	10.7	9.8

	Percentage of Total Long-lived Assets
Long-lived Assets:	January 31, 2015	February 1, 2014
United Kingdom	6.5	6.6

France	5.3	5.6

15. SUPPLEMENTAL FINANCIAL INFORMATION

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of January 31, 2015, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$3,480	$4,009	$21,926	$—	$29,415
Inventories	—	82,949	62,959	—	145,908
Prepaid expenses	547	1,820	14,982	—	17,349
Other current assets	—	19,607	7,867	—	27,474

Total current assets	4,027	108,385	107,734	—	220,146

Property and equipment:
Furniture, fixtures and equipment	4,624	160,263	83,275	—	248,162
Leasehold improvements	1,335	194,571	128,400	—	324,306

	5,959	354,834	211,675	—	572,468
Accumulated depreciation and amortization	(3,629)	(236,760)	(124,647)	—	(365,036)

	2,330	118,074	87,028	—	207,432

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,514)	—	—	(4,514)

	—	13,541	—	—	13,541

Intercompany receivables	—	157,508	46,000	(203,508)	—
Investment in subsidiaries	2,011,504	(46,047)	—	(1,965,457)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,391	234,971	—	510,362
Deferred financing costs, net	31,696	—	829	—	32,525
Other assets	453	4,010	41,208	1	45,672

	2,317,653	1,229,356	637,413	(2,168,964)	2,015,458

Total assets	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$27,678	$40,763	$—	$69,826
Income taxes payable	—	103	1,677	—	1,780
Accrued interest payable	67,765	—	25	—	67,790
Accrued expenses and other current liabilities	6,649	38,541	48,315	—	93,505

Total current liabilities	75,799	66,322	90,780	—	232,901

Intercompany payables	203,507	—	—	(203,507)	—
Long-term debt	2,376,478	—	—	—	2,376,478
Obligation under capital lease	—	16,954	—	—	16,954
Deferred tax liability	—	102,550	10,665	—	113,215
Deferred rent expense	—	24,887	10,378	—	35,265
Unfavorable lease obligations and other long-term liabilities	—	13,454	84	—	13,538

	2,579,985	157,845	21,127	(203,507)	2,555,450

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,325	1,435,909	797,656	(2,233,565)	619,325
Accumulated other comprehensive income (loss), net of tax	(37,698)	(4,126)	(34,565)	38,691	(37,698)
Accumulated deficit	(913,401)	(186,961)	(42,825)	229,786	(913,401)

	(331,774)	1,245,189	720,268	(1,965,457)	(331,774)

Total liabilities and stockholder’s equity (deficit)	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

(1)	Cash and cash equivalents include restricted cash of $2,029 for “Non-Guarantors”.

Condensed Consolidating Balance Sheet

February 1, 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,911	$4,055	$44,377	$—	$58,343
Inventories	—	100,292	78,590	—	178,882
Prepaid expenses	443	2,023	17,005	—	19,471
Other current assets	644	16,953	8,708	—	26,305

Total current assets	10,998	123,323	148,680	—	283,001

Property and equipment:
Furniture, fixtures and equipment	6,956	164,901	88,852	—	260,709
Leasehold improvements	1,471	189,407	144,980	—	335,858

	8,427	354,308	233,832	—	596,567
Accumulated depreciation and amortization	(4,625)	(220,617)	(122,166)	—	(347,408)

	3,802	133,691	111,666	—	249,159

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(3,611)	—	—	(3,611)

	—	14,444	—	—	14,444

Intercompany receivables	—	158,450	—	(158,450)	—
Investment in subsidiaries	2,199,771	(49,924)	—	(2,149,847)	—
Goodwill	—	1,235,651	314,405	—	1,550,056
Intangible assets, net	286,000	2,471	252,624	—	541,095
Deferred financing costs, net	39,481	—	—	—	39,481
Other assets	74	3,890	50,433	(1)	54,396

	2,525,326	1,350,538	617,462	(2,308,298)	2,185,028

Total assets	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$10,630	$33,800	$39,934	$—	$84,364
Income taxes payable	—	33	3,696	—	3,729
Accrued interest payable	68,338	—	—	—	68,338
Accrued expenses and other current liabilities	7,405	36,669	50,653	—	94,727

Total current liabilities	86,373	70,502	94,283	—	251,158

Intercompany payables	158,000	—	451	(158,451)	—
Long-term debt	2,378,786	—	—	—	2,378,786
Obligation under capital lease	—	17,124	—	—	17,124
Deferred tax liability	—	106,890	12,674	—	119,564
Deferred rent expense	—	20,609	11,391	—	32,000
Unfavorable lease obligations and other long-term liabilities	—	15,812	221	—	16,033

	2,536,786	160,435	24,737	(158,451)	2,563,507

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,499	1,435,909	797,836	(2,233,745)	619,499
Accumulated other comprehensive income (loss), net of tax	(1,109)	205	(4,779)	4,574	(1,109)
Accumulated deficit	(701,423)	(45,422)	(34,271)	79,693	(701,423)

	(83,033)	1,391,059	758,788	(2,149,847)	(83,033)

Total liabilities and stockholder’s equity (deficit)	$2,540,126	$1,621,996	$877,808	$(2,308,298)	$2,731,632

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$821,971	$672,280	$—	$1,494,251
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	752	423,502	343,205	—	767,459

Gross profit (deficit)	(752)	398,469	329,075	—	726,792

Other expenses:
Selling, general and administrative	15,594	254,711	235,183	—	505,488
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Severance and transaction-related costs	3,254	1	4,981	—	8,236
Other (income) expense	(9,171)	1,121	918	—	(7,132)

	24,054	418,332	272,946	—	715,332

Operating income (loss)	(24,806)	(19,863)	56,129	—	11,460
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	214,604	2,204	371	—	217,179

Income (loss) before income taxes	(239,410)	(22,067)	55,758	—	(205,719)
Income tax expense (benefit)	—	(3,654)	9,913	—	6,259

Income (loss) from continuing operations	(239,410)	(18,413	45,845	—	(211,978)
Equity in earnings (loss) of subsidiaries	27,432	1,410	—	(28,842)	—

Net income (loss)	(211,978)	(17,003)	45,845	(28,842)	(211,978)
Foreign currency translation adjustments	(7,400)	(1,025)	(461)	1,486	(7,400)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(29,189)	(3,306)	(29,325)	32,631	(29,189)

Other comprehensive income (loss)	(36,589)	(4,331)	(29,786)	34,117	(36,589)

Comprehensive income (loss)	$(248,567)	$(21,334)	$16,059	$5,275	$(248,567)

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

Condensed Consolidating Statement of Cash Flows

Fiscal 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(211,978)	$(17,003)	$45,845	$(28,842)	$(211,978)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(27,432)	(1,410)	—	28,842	—
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Amortization of lease rights and other assets	—	—	3,888	—	3,888
Amortization of debt issuance costs	7,950	—	75	—	8,025
Accretion of debt premium	(2,308)	—	—	—	(2,308)
Net accretion of favorable (unfavorable) lease obligations	—	(478)	(32)	—	(510)
Loss on sale/retirement of property and equipment, net	52	214	6	—	272
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	277	—	277
Stock compensation benefit	(571)	175	222	—	(174)
(Increase) decrease in:
Inventories	—	17,343	5,781	—	23,124
Prepaid expenses	(105)	203	(1,318)	—	(1,220)
Other assets	264	(2,655)	(171)	—	(2,562)
Increase (decrease) in:
Trade accounts payable	(9,245)	(94)	6,107	—	(3,232)
Income taxes payable	—	74	(2,545)	—	(2,471)
Accrued interest payable	(572)	—	29	—	(543)
Accrued expenses and other liabilities	(757)	983	2,264	—	2,490
Deferred income taxes	—	(3,809)	(1,378)	—	(5,187)
Deferred rent expense	—	4,278	161	—	4,439

Net cash (used in) provided by operating activities	(230,325)	160,320	91,075	—	21,070

Cash flows from investing activities:
Acquisition of property and equipment, net	(956)	(29,597)	(17,862)	—	(48,415)
Acquisition of intangible assets/lease rights	—	(94)	(475)	—	(569)
Proceeds from sale of intangible assets/lease rights	—	—	—	—	—

Net cash used in investing activities	(956)	(29,691)	(18,337)	—	(48,984)

Cash flows from financing activities:
Proceeds from revolving credit facilities	271,000	—	40,180	—	311,180
Payments on revolving credit facilities	(271,000)	—	(40,180)	—	(311,180)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(165)	—	(519)	—	(684)
Principal payments of capital lease	—	(108)	—	—	(108)
Intercompany activity, net	225,015	(123,728)	(101,287)	—	—

Net cash provided by (used in) financing activities	224,850	(123,836)	(101,806)	—	(792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(6,839)	4,588	—	(2,251)

Net (decrease) increase in cash and cash equivalents	(6,431)	(46)	(24,480)	—	(30,957)
Cash and cash equivalents at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents at end of period	3,480	4,009	19,897	—	27,386
Restricted cash, at end of period	—	—	2,029	—	2,029

Cash and cash equivalents and restricted cash at end of period	$3,480	$4,009	$21,926	$—	$29,415

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 31, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2015 because of a material weakness in the Company’s internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of January 31, 2015 because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the annual indefinite-lived intangible asset impairment analysis, including controls over the review of the accuracy of certain data used in the projections to value its indefinite-lived trade names. This material weakness resulted in a misstatement that overstated the intangible assets, net financial statement line item by $7.0 million, understated the non-cash impairment of assets financial statement line item by $7.0 million and understated the net loss financial statement line item by $4.4 million. This misstatement was not identified or corrected timely because the precision at which the related review control was designed was not appropriate. This misstatement was corrected prior to the issuance of the financial statements contained in this Annual Report on Form 10-K.

Management believes the material weakness referred to above will be remediated by a more detailed review of the accuracy of inputs included in the projections used in the Company’s annual assessment of impairment for its indefinite-lived intangible assets.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company, as a non-accelerated filer, to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above there have been no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2014.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	54
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013	55
Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ending January 31, 2015, February 1, 2014 and February 2, 2013	56
Consolidated Statements of Cash Flows for the fiscal years ending January 31, 2015, February 1, 2014 and February 2, 2013	57
Notes to Consolidated Financial Statements	58

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.4	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.5	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.6	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.10 hereto) (4)

4.7	Registration Rights Agreement, dated as of March 4, 2011, by and between Claire’s Stores, Inc., Claire’s Escrow Corporation, the Guarantors and the Representatives (4)

4.8	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.9	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.10	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.15 hereto) (6)

4.11	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

4.12	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (9)

4.13	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (11)

4.14	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.19 hereto) (11)

4.15	Indenture, dated as of May 14, 2013, by and between Claire’ Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (12)

4.16	Form of 7.750% Senior Note due 2020 (included in the indenture filed as Exhibit 4.21 hereto (12)

10.1	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments – Claire’s LLC (1)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (3)

10.4	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (2)

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (2)

10.6	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (4)

10.7	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (4)

10.8	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (4)

10.9	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (5)

10.10	Standard Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (5)

10.11	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (6)

10.12	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (6)

10.13	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (6)

10.14	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (6)

10.15	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

10.16	Standard Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (8)

10.17	Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc., Claire’s Stores, Inc., Credit Suisse AG, as Administrative Agent, and other Lenders named therein (9)

10.18	Offer Letter Amendment dated August 28, 2012 with Beatrice Lafon (10)

10.19	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (11)

10.20	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (11)

10.21	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (11)

10.22	Joinder Agreement No. 2, dated as of March 15, 2013, by and among The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (11)

10.23	Amendment No. 1 to the Credit Agreement, dated as of April 30, 2014, by and among Claire’s Inc., Claire’s Stores, Inc., the Borrowers, and Credit Suisse AG, Cayman Islands Branch and other Lenders named therein (15)

10.24	Employment Agreement with J. Per Brodin dated June 28, 2013 (13)

10.25	Employment Agreement with Beatrice Lafon dated April 2, 2014 (14)

21.1	Subsidiaries of Claire’s Stores, Inc. (16)

24	Power of Attorney (included on signature page) (16)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (16)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (16)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.
(2)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(3)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(4)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(5)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(6)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(7)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(8)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(9)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(10)	Filed previously as exhibits to Form 10-Q on November 30, 2012.
(11)	Filed previously as exhibits to Form 8-K on March 19, 2013.
(12)	Filed previously as exhibit to Form 8-K on May 16, 2013.
(13)	Filed previously as exhibits to Form 8-K on July 3, 2013.
(14)	Filed previously as exhibits to Form 8-K on April 4, 2014.
(15)	Filed previously as exhibits to Form 8-K on May 2, 2014.
(16)	Filed herewith.
(17)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 8, 2015	By:	/s/Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

April 8, 2015	By:	/s/J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

We, the undersigned, hereby constitute J. Per Brodin and Blaine Robinson, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 8, 2015	/s/Peter Copses
Peter Copses, Chairman of the Board of Directors

April 8, 2015	/s/Beatrice Lafon
Beatrice Lafon, Chief Executive Officer and Director

April 8, 2015	/s/Lance Milken
Lance Milken, Director

April 8, 2015	/s/George Golleher
George Golleher, Director

April 8, 2015	/s/Robert J. DiNicola
Robert J. DiNicola, Director

April 8, 2015	/s/Rohit Manocha
Rohit Manocha, Director

April 8, 2015	/s/Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document