Form 10-K/A
period 2015-01-31
CLAIRES STORES INC
filed 2015-05-22
CIK 34115

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

Yes      ☑    No    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☐    No      ☑ Explanatory Note: While Claire’s Stores, Inc. is not subject to the filing requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, it filed all reports pursuant thereto during the preceding twelve months.

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

As of May 1, 2015, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2015, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 8, 2015.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. We refer to Claire’s Inc. as “Parent” or “Claire’s.”

In this Amendment, we refer to our fiscal year ended January 31, 2015 as Fiscal 2014 or FY 2014, our fiscal year ended February 1, 2014 as Fiscal 2013 or FY 2013, and our fiscal year ended February 2, 2013 as Fiscal 2012 or FY 2012.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Beatrice Lafon	55	Chief Executive Officer and Director
J. Per Brodin	53	Executive Vice President and Chief Financial Officer
Peter P. Copses	56	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	67	Director
George G. Golleher	67	Director
Rohit Manocha	56	Director
Ron Marshall	60	Director
Lance A. Milken	39	Director

Beatrice Lafon was promoted to Chief Executive Officer in April 2014, and served as our President of Claire’s Europe since October 2011. Prior to joining the Company, Dr. Lafon had over 30 years of Pan-European retail experience. From January 2000 to September 2011, Dr. Lafon served in a variety of executive roles, including Founder, Owner and Managing Director of the Business Intelligence Network (June 2001 to September 2011); Chief Executive Officer, TJ Hughes (January 2011 to April 2011); Group Chief Executive, Netherlands, Etam Group, a leading Dutch women’s fashion retailer (July 2008 to July 2010); Chief Executive Officer, Animal Ltd., a global active sports retailer and wholesaler based in the UK (October 2006 to December 2006); and Strategy Consultant, Tchibo UK Ltd., a Pan European chain of small variety shops headquartered in Germany (August 2006 to October 2006). From February 1993 to January 2000 and December 2005 to July 2006, Dr. Lafon served as Commercial Director (December 2005 to July 2006) and Head of Buying and Business Development (February 1993 to January 2000) at Woolworths Group, a UK retail chain, part of the Kingfisher Group. From April 2001 to July 2005, Dr. Lafon held various senior management roles in E-Commerce, Marketing and Retail, including Skybuy, where she headed the Retail Division of BSkyB in the UK, part of News Corporation (June 2003 to July 2005); Managing Director, Eyestorm, a global contemporary art retailer (April 2001 to May 2002); and Director E-Commerce/Managing Director of Homebase.co.UK, a home improvement retailer (January 2000 to April 2001), part of the J Sainsbury Group. Earlier in her career, Dr. Lafon held several buying and merchandising positions with Marks & Spencer and River Island. In June 2011, TJ Hughes voluntarily entered administration under the insolvency laws in the United Kingdom. Dr. Lafon’s executive experience with the Company since October 2011, as well as her prior experience led the Board to believe that Dr. Lafon should serve as a director of the Company and she was elected to the Board concurrently with her promotion to Chief Executive Officer in April 2014.

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

Peter P. Copses became Chairman of the Company’s Board of Directors in May 2007 upon consummation of the Merger. Mr. Copses co-founded Apollo Management, L.P. in 1990. Prior to joining Apollo Management, L.P., Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses served as a director of Rexnord Corporation, a diversified, multi-platform industrial company from July 2006 until December 2014. In addition, from July 2010 until December 2013, Mr. Copses served as the chairman of the Board of Directors of CKE Restaurants, Inc. (“CKE”), an owner, operator, franchisor and licensor of quick service restaurants. Over the course of the past 20 years, Mr. Copses has served on the Board of Directors of several other retail businesses, including General Nutrition Centers, Inc., a health and nutrition products retail company, and Zale Corporation, a jewelry retailer. In light of our ownership structure and Mr. Copses’ position with Apollo Management, L.P., his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as a director of the Company.

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

George G. Golleher became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Golleher has served as a director of Sprouts Farmers Markets, Inc., a grocery store chain, from April 2011 to February 2015. Mr. Golleher was Executive Chairman of Smart & Final Inc., an operator of warehouse grocery stores from January 2012 to November 2012, and was also its chief executive officer from May 2007 to December 2011. In addition, Mr. Golleher served as a director of CKE from July 2010 until December 2013. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as a director of the Company.

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

Ron Marshall has served as a member of the Company’s Board of Directors since December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, a supermarket store chain, from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company, a U.S. wholesale food distributor, and was a member of its Board of Directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., a supermarket store chain, Dart Group Corporation, owner of retail discount stores, Barnes & Noble Bookstores, Inc., NBI’s The Office Place, an office supplies retailer, and Jack Eckerd Corporation, a drug store chain. Mr. Marshall has also been a principal of Wildridge Capital Management, a financial advisory firm, since 2006. Mr. Marshall is a certified public accountant. In light of our ownership structure and Mr. Marshall’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Marshall to serve as a director of the Company.

Lance A. Milken became a member of the Company’s Board of Directors in May 2007. Mr. Milken is a partner of Apollo, having joined in 1998. Mr. Milken serves as a director of CEC Entertainment, Inc., and has previously served as a director of CKE. Mr. Milken is also a member of the Milken Institute and Brentwood School board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.

Board Composition

The Company’s Board of Directors is composed of seven directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Management indirectly controls a majority of the common stock of our Parent and, as such, Apollo Management has the ability to elect all of the members of our Board of Directors. Apollo Management has agreed to elect to our Board of Directors the designee of an affiliate of Tri-Artisan. Tri-Artisan has invested in one of Apollo Management’s co-investment vehicles that was used to consummate the Merger. Rohit Manocha is the current designee of Tri-Artisan. We are a privately held company. Accordingly, we have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our Board of Directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes, among other things, Fiscal 2014 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including making compensation decisions during Fiscal 2014. The Compensation Committee is comprised of Peter P. Copses, Chairman, Rohit Manocha and Lance A. Milken.

For Fiscal 2014, our named executive officers were Dr. Lafon, our current Chief Executive Officer and our President of Claire’s Europe from October 2011 until April 2014, and Mr. Brodin, our Executive Vice President and Chief Financial Officer. For Fiscal 2014, our named executive officers also included Mr. Fielding, our former Chief Executive Officer who resigned in April 2014, and Ms. Filler, our President of Claire’s North America who resigned in June 2014, each of whom served as an executive officer during part of Fiscal 2014.

Our Board of Directors, upon consultation with our Compensation Committee and independent compensation consultants, and a review of comparable peer group companies, negotiated employment agreements and other arrangements with our named executive officers. In April 2014, our Board of Directors approved an employment agreement with Dr. Lafon upon her promotion to Chief Executive Officer, which superseded her employment agreement as President of Claire’s Europe entered into October 2011. In February 2008, our Board of Directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the Board of Directors approved an amendment to Mr. Brodin’s compensation arrangements that were subsequently formalized in an employment agreement, effective June 28, 2013. Mr. Fielding, who resigned as Chief Executive Officer in April 2014, was party to an employment agreement with the Company approved by the Board of Directors and entered into in May 2012 in connection with his appointment as Chief Executive Officer. Ms. Filler, who resigned as President of Claire’s North America in June 2014, was party to an employment agreement with the Company approved by the Board of Directors and entered into in February 2013 upon her appointment as President of Claire’s North America.

During Fiscal 2014, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2013 and prior years.

Compensation Philosophy and Objectives

Our Compensation Committee has developed an executive compensation program designed to reward the achievement of specific annual and long-term goals by the Company, and which is designed to align the executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. Our Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract, retain and motivate qualified executives in key positions and that executive compensation remains competitive relative to the compensation paid by similar sized companies. Our Compensation Committee believes that the executive compensation packages provided by the Company to the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

In negotiating the employment agreements and arrangements with our named executive officers, our Board of Directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of our principal stockholder, Apollo Management. Our named executive officers received equity awards that included performance vesting options and have also made equity investments in the common stock of Claire’s Inc., our parent corporation.

Components of Executive Compensation

The principal components of compensation in Fiscal 2014 for our named executive officers were base salary, annual performance bonus, stock option awards, management equity investments, and other benefits and perquisites.

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

For Fiscal 2014, base salaries for our named executive officers were as follows:

Name	Salary ($)
Beatrice Lafon	$900,000
J. Per Brodin	$555,000
James D. Fielding	$925,000
Linda Filler	$620,000

Dr. Lafon’s base salary was increased in April 2014 upon her promotion to Chief Executive Officer. Mr. Fielding resigned from the Company in April 2014, and Ms. Filler resigned from the Company in June 2014.

Annual Performance Bonus. Our named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.

Our Compensation Committee sets threshold, target and maximum numeric performance goals for each specified performance metric at or near the beginning of each annual performance period, with input from senior management. For Fiscal 2014, the Compensation Committee set the threshold to maximum payout range at 25% to 175% of base salary for Dr. Lafon at the time she was promoted to Chief Executive Officer. Mr. Brodin’s threshold to maximum payout range remained at 25% to 175% of base salary in Fiscal 2014. Mr. Fielding and Ms. Filler did not participate in the fiscal 2014 annual performance bonus program because of the timing of their resignations in Fiscal 2014.

Performance goals are based on projected internal plan targets available to the Compensation Committee at the time the goals are set, and are weighted based on the executive’s responsibility from a global, North American and/or European perspective. In Fiscal 2014, the cash bonus potentials for Dr. Lafon was based on the following combined Global and Division targeted weighted performance metrics: Global Adjusted EBITDA (70%) and free cash flow (30%). In Fiscal 2014, the cash bonus potentials for Mr. Brodin was based on the following combined Global targeted weighted performance metrics: Adjusted EBITDA (70%) and free cash flow (30%).

Potential payouts of performance bonuses for Fiscal 2014 were based on the following numeric performance goals established by our Compensation Committee near the beginning of Fiscal 2014. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

Fiscal 2014 Global Targeted Performance Goals

Bonus Level	Adjusted EBITDA ($ in millions(1))	Free Cash Flow ($ in millions)
Threshold	$276	$211
Target	$298	$232
Maximum	$318	$252

(1)	Adjusted EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, gain (loss) on early debt extinguishments, asset impairments, management fees, severance and transaction costs and certain non-cash and other expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2014, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2014 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. As reflected in the last column of the table, based on performance, no bonuses were paid to any named executive officer for Fiscal 2014.

Fiscal Year 2014 Bonus Table

Name	Potential Threshold	Potential Target	Potential Maximum	Actual
Beatrice Lafon Chief Executive Officer (1)	$225,000(25%)	$900,000(100%)	$1,575,000(175%)	$0

J. Per Brodin Executive Vice President and Chief Financial Officer	$138,750(25%)	$555,000(100%)	$971,250(175%)	$0

(1)	Dr. Lafon served as President of Claire’s Europe prior to her promotion to Chief Executive Officer in April 2014.

The annual cash performance bonus structure for Fiscal 2015 is comparable to that of Fiscal 2014, and will be based on Global Adjusted EBITDA and Free Cash Flow performance metrics.

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

Time Options become vested and exercisable in four equal installments based on the anniversary of the date of grant or the anniversary of a designated date, subject to acceleration in the event of a change in control (as defined in the option grant letter). Performance Options provide for the following performance conditions: (a) vest in equal installments on the first two anniversaries after the first to occur of: (i) the date of an initial public offering (“IPO”) at a price of at least $25 per share, (ii) any date following an IPO when the average stock price over the preceding 30 consecutive trading days exceeds $25, or (iii) any date before an IPO where more than 25% of the outstanding shares of the Parent are sold for cash or marketable consideration having a value of at least $25 per share; or (b) vest immediately if, on or after the occurrence of an event described in (i), (ii) or (iii), but prior to the second anniversary thereof, there occurs a change of control of Parent. See “Management Equity Investments” below for an explanation of Management Investment Options.

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

For Fiscal 2014, stock option grants to our named executive officers were as set out in the table below.

Name	Grant Date	Options (#)	Exercise Price ($/Sh)
Beatrice Lafon
Time Options	4/2/14	225,000	10.00
Time Options	9/4/14	20,000	10.00
Performance Options	4/2/14	350,000	10.00
Investment Options	4/2/14	30,000	10.00
Management Investment Options	4/2/14	30,000	10.00
J. Per Brodin
Time Options	3/18/14	60,000	10.00
Time Options	4/2/14	25,000	10.00
Time Options	9/4/14	15,000	10.00
Linda Filler
Time Options	4/2/14	25,000	10.00

In March 2014, our Board of Directors approved amendments (the “Amendments”) to certain fully vested Time Options and Management Investment Options outstanding under the Incentive Plan to extend the exercise period of such fully vested stock options for a period of an additional five years. The options affected by the Amendments were: 895,250 options granted during the Company’s fiscal year 2007 (“2007 Options”); 220,250 options granted during the Company’s fiscal year 2008 (“2008 Options”); and 84,750 options granted during the Company’s fiscal year 2009 (“2009 Options” and collectively with the 2007 Options and the 2008 Options, the “Expiring Options”). All Expiring Options entitled the holder to purchase one share of Parent’s common stock at an exercise price of $10.00 per share. All Expiring Options were fully vested. As a result of the Amendments, the 2007 Options will expire on the anniversary of the applicable grant date in fiscal 2019, the 2008 Options will expire on the anniversary of the applicable grant date in fiscal 2020, and the 2009 Options will expire on the anniversary of the applicable grant date in fiscal 2021. Except for the extension of the scheduled expiration dates, the terms of the Expiring Options were unchanged by the Amendments. The Expiring Options were held by approximately 75 employees and directors. Among the employees holding Expiring Options was Mr. Brodin, who holds 60,000 of the 2008 Options. Certain of our directors also held Expiring Options. See “Compensation of Directors” below.

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

Severance Pay and Benefits upon Termination of Employment under Certain Circumstances. Our Compensation Committee believes the severance pay and benefits payable to the current named executive officers aid in the attraction and retention of these executives as a competitive practice and is balanced by the inclusion of restrictive covenants (such as non-compete provisions) to protect the value of the Company and Parent following a termination of an executive’s employment. In addition, the Company believes the provision of these contractual benefits will keep the executives focused on the operation and management of the business. See “Employment Arrangements with our Executive Officers” for a description of the severance arrangements of our named executive officers, including Mr. Fielding and Ms. Filler, each of whom resigned in Fiscal 2014.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to Fiscal 2014 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Peter P. Copses—Chairman

Rohit Manocha

Lance A. Milken

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Manocha and Milken were the only members of the Compensation Committee during Fiscal 2014. No member of the Compensation Committee is now, or was during Fiscal 2014 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the Board of Directors, the Compensation Committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2014, 2013, and 2012 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Beatrice Lafon(3) Current Chief Executive Officer and Former President of Claire’s Europe	2014 2013 2012	906,654 610,693 603,654	0 0 340,659		0 0 0	55,778 93,141 161,873	0 0 0	657,533 39,431 76,043	1,619,965 743,265 1,182,229

Per Brodin Executive Vice President and Chief Financial Officer	2014 2013 2012	555,000 549,064 525,427	0 0 161,308		0 0 0	2,667 128,016 249,138	0 0 0	10,200 9,000 6,600	567,867 686,080 942,473

James D. Fielding(4) Former Chief Executive Officer	2014 2013 2012	245,481 918,749 553,846	0 0 1,060,377	(5)	0 0 0	0 0 1,848,970	0 0 0	5,329 23,440 396,583	250,810 942,189 3,859,776

Linda Filler(6) Former President of Claire’s North America	2014 2013	205,077 574,692	0 100,000	(7)	0 0	1,427 951,954	0 0	265,708 9,350	472,212 1,635,996

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation—Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 8-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2014 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	For Fiscal 2014, “All Other Compensation” includes perquisites, as detailed in the table below:

Name	Automobile		Medical	Relocation Expenses	Tax Gross-up Payments
Beatrice Lafon	$25,285	*	$1,468	$366,457	$264,323
J. Per Brodin	$10,200	*	$0	$0	$0
James D. Fielding	$4,170	**	$1,159	$0	$0
Linda Filler	$3,400	*	$0	$0	$0

*	Automobile allowance

**	Includes automobile allowance and car service

In addition, in the case of Ms. Filler, “All Other Compensation” for Fiscal 2014 includes severance payments under the terms of her respective employment agreement. Ms. Filler received a $262,308 severance payment.

(3)	Dr. Lafon was promoted to Chief Executive Officer in April 2014. Information included in the table prior to such date reflects her compensation as President of Claire’s Europe. See “Employment Arrangements with our Executive Officers” below. For the period of time that Dr. Lafon was compensated in British pounds, the amounts set forth in the table have been converted to U.S. dollars at applicable average exchange rates.
(4)	Mr. Fielding resigned as Chief Executive Officer in April 2014, and the information included in the table reflects his compensation through that date.
(5)	Includes one-time signing bonus and prorated first year guaranteed performance bonus pursuant to the terms of Mr. Fielding’s employment agreement. Mr. Fielding repaid a portion of his signing bonus in Fiscal 2014 as a result of his resignation in April 2014.
(6)	Ms. Filler resigned President of Claire’s North America in June 2014. Information included in the table reflects her compensation through that date, plus severance to which she was entitled under her employment agreement.
(7)	Ms. Filler was appointed President of Claire’s North American in February 2013. Pursuant to the terms of her employment agreement, she was paid a one-time signing bonus of $100,000.

Employment Arrangements with our Executive Officers

Beatrice Lafon

General. When Beatrice Lafon was hired as President of Claire’s Europe, effective October 3, 2011, we entered into an employment agreement with her, containing the following terms: a base salary of £380,000 and a bonus opportunity in accordance with the terms and conditions of the Company’s bonus plan. In April 2014, as a result of the promotion of Dr. Lafon to Chief Executive Officer, we entered into a new employment agreement containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 225,000 shares of common stock of Parent at an exercise price of $10.00 per share, a Performance Option to purchase 350,000 shares of common stock of Parent at an exercise price of $10.00 per share. Dr. Lafon was also provided an offer to purchase 30,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment, will receive a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00. In addition, Dr. Lafon is entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Dr. Lafon has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property. The agreement sets forth a three-year term (terminating April 2, 2017) and provides for automatic renewals for successive one-year periods unless either Dr. Lafon or the Company provides notice of non-renewal.

Severance Compensation. Pursuant to Dr. Lafon’s employment agreement, she is entitled to specified severance compensation in the event of a termination of employment by the Company without cause, termination following a non-renewal of the employment agreement by the Company, or a termination by Dr. Lafon for good reason. In any such case, subject to execution of a release of claims, Dr. Lafon is entitled to continued payments of base salary for an 18-month period following such date of termination. Dr. Lafon is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. In addition, Dr. Lafon will be entitled to an annual bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. In addition, the Company shall reimburse Dr. Lafon the actual cost (but no more than $50,000) of her subsequent relocation to the United Kingdom (or elsewhere in the European Union). Upon such a termination, Dr. Lafon will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination of employment because of death or disability, Dr. Lafon (or her estate) will be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination. Time options that are not exercisable as of the date of termination because of death or disability will vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier.

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

James D. Fielding

On May 31, 2012, we entered into an employment agreement with our former Chief Executive Officer, James D. Fielding, containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share and a Performance Option to purchase 500,000 shares of common stock of Parent at an exercise price of $10.00 per share. In June 2012, Mr. Fielding purchased 50,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00. In addition, Mr. Fielding was entitled to expense reimbursement and other customary employee benefits. Mr. Fielding also received a sign-on bonus of $500,000, a portion of which was repaid to the Company in Fiscal 2014 as a result of his resignation in April 2014. Mr. Fielding agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provided for customary protection of confidential information and intellectual property. The agreement was for a three-year term (terminating June 18, 2015). Mr. Fielding resigned in April 2014, prior to the end of the term. As a result of Mr. Fielding’s voluntary resignation, he was not entitled to any further compensation or severance under his employment agreement. His stock options that were not exercisable as of the date of termination expired, and options that were exercisable as of such date remained exercisable for a 90-day period, and are now expired.

Linda Filler

General. Effective February 8, 2013, we entered into an employment agreement with our former President of North America, Linda Filler, containing the following terms: a base salary of $620,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 160,000 shares of common stock of Parent at an exercise price of $10.00 per share; and a Performance Option to purchase 100,000 shares of common stock of Parent at an exercise price of $10.00 per share. In March 2013, Ms. Filler purchased 50,000 shares of common stock of Parent at a purchase price of $10.00 per share, and in return for such investment received a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00 per share. This matching option vests in two equal installments, 12 months and 24 months, respectively, after the date of issue. Ms. Filler was entitled to expense reimbursement and other customary employee benefits. Ms. Filler also received a sign-on bonus of $100,000. Ms. Filler agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provided for customary protection of confidential information and intellectual property. The agreement was for a one-year term (initially terminating on February 28, 2014) and automatic renewal for successive one-year periods unless either Ms. Filler or the Company provides notice of non-renewal. Ms. Filler resigned in June 2014, prior to the end of the term, and she was entitled to severance compensation as described below. Her stock options that were not exercisable as of the date of termination expired, and options that were exercisable as of such date remained exercisable for a 90-day period, and are now expired.

Severance Compensation. Pursuant to the severance terms under Ms. Filler’s employment agreement in effect at her time of resignation in June 2014, she received the following severance. Subject to execution of a release of claims, Ms. Filler was entitled to continued payments of base salary for up to a 12-month period following her date of termination, subject to reduction for amounts earned from other employment during the 12-month period. Ms. Filler was also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Severance payments to Ms. Filler and reimbursement for health insurance premiums were discontinued effective January 1, 2015, pursuant to these severance arrangements.

Grants of Plan-Based Awards in Fiscal 2014

Option grants to our named executive officers in Fiscal 2014 are set forth below:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Beatrice Lafon
Time Options(2)	4/2/14	225,000	10.00	12,846
Time Options(2)	9/4/14	20,000	10.00	880
Performance Options(2)	4/2/14	350,000	10.00	42,000
Investment Options(2)	4/2/14	30,000	10.00	27
Management Investment Options(2)	4/2/14	30,000	10.00	27
J. Per Brodin
Time Options(2)	3/18/14	60,000	10.00	580
Time Options(2)	4/2/14	25,000	10.00	1,427
Time Options(2)	9/4/14	15,000	10.00	660
Linda Filler
Time Options(2)	4/2/14	25,000	10.00	1,427

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note - 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2014 Form 10-K.
(2)	Granted pursuant to the Amendments described under “Compensation Discussion and Analysis – Stock Option Awards.”

Outstanding Equity Awards at End of Fiscal 2014

The following table provides information about the number of outstanding equity awards held by our named executive officers at January 31, 2015. Options held by Mr. Fielding and Ms. Filler expired unexercised prior to the end of Fiscal 2014 in connection with their resignations in Fiscal 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Beatrice Lafon
Time Options(1)	137,500	312,500	10.00	(3)
Performance Options(2)		445,000	10.00	(4)
Investment Options	30,000
Management Investment Options	10,000	30,000	10.00	4/2/2021
J. Per Brodin
Time Options(1)	105,750	102,250	10.00	(5)
Performance Options(2)		80,000	10.00	(6)
Management Investment Options	25,000		10.00

(1)	Time Option becomes vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.
(2)	See “Compensation Discussion and Analysis – Components of Executive Compensation – Stock Option Awards” for a description of vesting performance options.
(3)	Unexercised Time Options include: (i) 40,000 options expiring in 10/3/2018, (ii) 12,500 options expiring 5/22/2019, (iii) 15,000 options expiring 5/5/2020, (iv) 225,000 options expiring 4/2/2021 and (v) 20,000 options expiring 9/4/2021.
(4)	Unexercised Performance Options include: (i) 70,000 options expiring 7/16/2019, (ii) 25,000 options expiring 8/28/2019 and (iii) 350,000 options expiring 4/2/2021.
(5)	Unexercised Time Options include 37,500 options expiring 1/15/2020, (ii) 24,750 options expiring 5/5/2020, (iii) 25,000 options expiring 4/2/2021 and (iv) 15,000 options expiring 9/4/2021.
(6)	Unexercised Performance Options include: (i) 42,500 options expiring 7/16/2019 and (ii) 37,500 options expiring 1/15/2020.

Option Exercises and Stock Vested in Fiscal 2014

None of our named executive officers exercised any options during Fiscal 2014.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of our named executive officers, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of January 31, 2015, the last day of Fiscal 2014. The information set forth below for Dr. Lafon represents severance she would have been entitled to under her employment agreement as Chief Executive Officer because that was the agreement in effect on the last day of Fiscal 2014. Because the disclosures in the table for Dr. Lafon and Mr. Brodin assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to such named executive officer upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options (2) ($)	Other Benefits ($)

Beatrice Lafon
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	1,350,000	—	—	36,000
Termination by the Company Without Cause(6)	1,350,000	—	—	36,000
Change in Control(7)	1,350,000	—	—	36,000
Termination Upon Death or Disability(8)	1,350,000	—	—	36,000

J. Per Brodin
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	555,000	—	—	24,000
Termination by the Company Without Cause(6)	555,000	—	—	24,000
Change in Control(7)	555,000	—	—	24,000
Termination Upon Death or Disability(8)	555,000	—	—	24,000

James D. Fielding(9)	—	—	—	—

Linda Filler(10)
Termination by Company Without Cause	262,308	—	—	—

(1)	Under the terms of the Company’s annual performance bonus program, each named executive officer was entitled to receive the bonus if he or she completed the fiscal year as an employee, except in the case of a termination for cause. No performance bonuses were paid to our named executive officers for Fiscal 2014, so no bonus is reflected in this table.
(2)	Claire’s Inc. is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of January 31, 2015.
(3)	Pursuant to employment agreements with each of Dr. Lafon and Mr. Brodin, upon retirement, resignation or voluntary termination, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(4)	The Company may terminate the employment agreements with Dr. Lafon and Mr. Brodin for cause upon written notice with a reasonable opportunity to respond. Upon termination for cause, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to such officer’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course such officer’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of such officer’s obligations under his employment agreement; (v) intentional engagement of any activity which would constitute a breach of such officer’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to such officer in writing; (vii) the willful and continued failure to substantially perform his duties for the Company; or (viii) willful conduct by such officer that is demonstrably and materially injurious to the Company. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.

(5)	Pursuant to the terms of the employment agreements with Dr. Lafon and Mr. Brodin such officers may terminate his/her employment for good reason upon 30 days’ prior written notice to the Company. Pursuant to Mr. Brodin’s employment agreement, such officer would be entitled to continued payments of his/her base salary for a 12-month period following such date of termination, subject to reduction for amounts for other employment or consulting arrangement during the severance period, and reimbursement for premiums for continued health benefits for the length of the severance period. Upon termination of his employment for good reason, Dr. Lafon would be entitled to continued payments of his base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. The employment agreements define “good reason” as, if without such officer’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his employment agreement; (ii) the Company effects a reduction in such officer’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires such officer to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(6)	The Company may terminate the employment of Dr. Lafon, Mr. Brodin, or Ms. Filler without cause without any notice. The failure by the Company to renew at the end of the initial term is treated as a termination without cause. Upon termination of employment without cause, Mr. Brodin would be entitled to receive a severance payment equal to 12 months of base salary, subject to reduction for amounts earned from other employment during the 12-month period. Upon termination of his employment without cause, Dr. Lafon would be entitled to continued payments of her base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination, and reimbursement of the actual cost, not to exceed $50,000, of her subsequent relocation to the United Kingdom, or elsewhere in the European Union. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(7)	Pursuant to the terms of the stock options held by the named executive officers, time options would vest and become fully vested and exercisable immediately prior to a change in control. Any termination of a named executive officer following a change in control would result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.
(8)	Pursuant to the terms of the time options held by the named executive officers, time options that are not exercisable as of the date of termination because of death or disability would vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier. Upon termination of employment because of death or disability, Dr. Lafon (or her estate) would be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination (which was $0 for Fiscal 2014).
(9)	As a result of Mr. Fielding’s voluntary resignation in April 2014, he was not entitled to any further compensation or severance under his employment agreement.
(10)	Ms. Filler resigned as President of Claire’s North America in June 2014. Amounts reflect severance payments made to Ms. Filler under the terms of her employment agreement.

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

The total compensation of our non-employee directors earned for Fiscal 2014 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses (2)	67,000
Lance A. Milken(2)	67,000
Ron Marshall	65,000
Rohit Manocha (3)	67,000
Robert J. DiNicola	58,000
George G. Golleher	56,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Fees paid to Morgan Joseph Tri-Artisan Capital Partners.

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

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current executive officers as a group, at May 1, 2015:

Name of Beneficial Owner(1)	Number of Shares		Percentage(2)
Apollo Funds (3)	59,507,500	(3)	97.7
Peter P. Copses(4)	—		—
Lance A. Milken(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
George G. Golleher(5)	120,000	(6)	*
Rohit Manocha (5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
Beatrice Lafon(5)	260,000	(8)	*
J. Per Brodin(5)	174,000	(9)	*
Linda Filler(5)	50,000	(10)	*
James D. Fielding (5)	50,000	(11)	*
All current executive officers and directors as a group (8 persons)	814,000		1.3

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	These percentages are calculated on the basis of 60,894,500 outstanding shares of Claire’s Inc.’s common stock.

(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, the “Apollo Claire’s LLCs,” and together with AIF VI, the “Apollo Funds”). Also includes fully vested options to purchase 40,000 shares of Claire’s Inc.’s common stock held by Apollo Management, L.P. (“Apollo Management”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and each of the Apollo Claire’s LLCs. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP and the managers, as well as executive officers, of AMH GP, and as such may be deemed to have voting and dispositive control with respect to the shares of Claire’s Inc.’s common stock held of record by the Apollo Funds and the options held by Apollo Management. Each of the Apollo Funds disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the other Apollo Funds or by Apollo Management, and Apollo Management disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the Apollo Funds, in each case except to the extent of any pecuniary interest therein. Management VI, AIF VI LLC, Management GP, AMH, AMH GP, Germany VI, Advisors VI, ACM VI, Principal I and Principal I GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record or beneficially owned by any of the Apollo Funds, Apollo Management, or the other Apollo Entities, except to the extent of any pecuniary interest therein. The address for AIF VI, each of the Apollo Claire’s LLCs, Advisors VI, ACM VI, Principal I, and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for Germany VI is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP, and each of Messrs. Black, Harris and Rowan, is 9 West 57th St., New York, New York 10019.
(4)	Each of Messers. Copses, and Milken, who are each associated with Apollo Management, disclaim beneficial ownership of any equity interests of Claire’s Inc. that are held of record or may be deemed beneficially owned by any of the Apollo Funds, Apollo Management or the Apollo Entities. The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. DiNicola, Golleher, Manocha, Marshall, Fielding, and Brodin and Dr. Lafon and Ms. Filler is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes (i) 50,000 owned shares and (ii) fully-vested options to purchase 70,000 shares of common stock.
(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by Tri-Artisan, an entity affiliated with Mr. Manocha.
(8)	Includes (i) 10,000 owned shares, (ii) fully-vested time option to purchase 210,000 shares, (iii) fully-vested management investment options to purchase 10,000 shares, and (iv) fully-vested investment options to purchase 30,000.
(9)	Includes (i) 25,000 owned shares, (ii) fully-vested time options to purchase 124,000 shares, and (iii) fully-vested management investment options to purchase 25,000 shares.
(10)	Includes 50,000 owned shares.
(11)	Includes 50,000 owned shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management Fee

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan, a member of one of Apollo Management’s co-investment vehicles. Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Apollo Management receives $2,615,449 of this annual fee and Tri-Artisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of Tri-Artisan. Under this management services agreement, Apollo Management also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management. Under this management services agreement, we also agreed to provide customary indemnification. The Company paid Apollo Management and Tri-Artisan $3.1 million in Fiscal 2014 for fees and out-of-pocket expenses.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1, 2015, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $1,685,907 and $1,647,296 by KPMG LLP for Fiscal 2014 and Fiscal 2013, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,683,357 and $1,644,746 for Fiscal 2014 and Fiscal 2013, respectively.

Audit-Related Fees

For audit-related services, $0 for each of Fiscal 2014 and Fiscal 2013.

Tax Fees

For tax services, $0 for each of Fiscal 2014 and Fiscal 2013.

All Other Fees

For software licenses, $2,550 for each of Fiscal 2014 and Fiscal 2013.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2014 and Fiscal 2013 were pre-approved by the Audit Committee.

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

CLAIRE’S STORES, INC.

May 22, 2015	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive
Officer (principal executive officer)

May 22, 2015	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)