Form 10-Q
period 2015-05-02
CLAIRES STORES INC
filed 2015-06-05
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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

As of June 1, 2015, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2015	January 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $2,016 and $2,029 respectively	$22,458	$29,415
Inventories	156,311	145,908
Prepaid expenses	32,660	17,349
Other current assets	27,468	27,474

Total current assets	238,897	220,146

Property and equipment:
Furniture, fixtures and equipment	250,161	248,162
Leasehold improvements	326,088	324,306

	576,249	572,468
Accumulated depreciation and amortization	(375,634)	(365,036)

	200,615	207,432

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(4,739)	(4,514)

	13,316	13,541

Goodwill	1,426,899	1,426,899
Intangible assets, net of accumulated amortization of $71,601 and $70,374, respectively	508,096	510,362
Deferred financing costs, net of accumulated amortization of $27,502 and $25,465, respectively	30,398	32,525
Other assets	44,951	45,672

	2,010,344	2,015,458

Total assets	$2,463,172	$2,456,577

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$67,500	$—
Trade accounts payable	80,701	69,826
Income taxes payable	508	1,780
Accrued interest payable	42,431	67,790
Accrued expenses and other current liabilities	86,683	93,505

Total current liabilities	277,823	232,901

Long-term debt	2,375,870	2,376,478
Obligation under capital lease	16,897	16,954
Deferred tax liability	113,029	113,215
Deferred rent expense	34,998	35,265
Unfavorable lease obligations and other long-term liabilities	11,929	13,538

	2,552,723	2,555,450

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares;issued and outstanding 100 shares	—	—
Additional paid-in capital	618,679	619,325
Accumulated other comprehensive loss, net of tax	(37,234)	(37,698)
Accumulated deficit	(948,819)	(913,401)

	(367,374)	(331,774)

Total liabilities and stockholder’s deficit	$2,463,172	$2,456,577

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 2, 2015	May 3, 2014
Net sales	$319,995	$353,343
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	172,852	187,070

Gross profit	147,143	166,273

Other expenses:
Selling, general and administrative	113,018	125,958
Depreciation and amortization	14,554	23,464
Severance and transaction-related costs	407	1,582
Other expense (income), net	140	(1,486)

	128,119	149,518

Operating income	19,024	16,755
Interest expense, net	54,420	54,759

Loss before income tax expense	(35,396)	(38,004)
Income tax expense	22	133

Net loss	$(35,418)	$(38,137)

Net loss	$(35,418)	$(38,137)
Other comprehensive income:
Foreign currency translation adjustments	(85)	1,787
Net gain on intra-entity foreign currency transactions, net of tax (benefit) expense of $(264) and $308	549	4,623

Other comprehensive income	464	6,410

Comprehensive loss	$(34,954)	$(31,727)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net loss	$(35,418)	$(38,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,554	23,464
Amortization of lease rights and other assets	787	1,007
Amortization of debt issuance costs	2,036	2,022
Accretion of debt premium	(608)	(559)
Net unfavorable accretion of lease obligations	(84)	(146)
Loss on sale/retirement of property and equipment, net	156	109
Stock-based compensation benefit	(646)	(231)
(Increase) decrease in:
Inventories	(10,331)	5,931
Prepaid expenses	(15,010)	(2,474)
Other assets	(522)	(4,022)
Increase (decrease) in:
Trade accounts payable	10,891	(5,019)
Income taxes payable	(1,247)	(728)
Accrued interest payable	(25,571)	(24,788)
Accrued expenses and other liabilities	(7,900)	(5,400)
Deferred income taxes	613	(670)
Deferred rent expense	(334)	1,042

Net cash used in operating activities	(68,634)	(48,599)

Cash flows from investing activities:
Acquisition of property and equipment	(6,207)	(18,973)
Acquisition of intangible assets/lease rights	(44)	(413)

Net cash used in investing activities	(6,251)	(19,386)

Cash flows from financing activities:
Proceeds from revolving credit facilities	136,986	72,000
Payments on revolving credit facilities	(69,486)	(37,400)
Payment of debt issuance costs	—	(165)
Principal payments on capital lease	(40)	(25)

Net cash provided by financing activities	67,460	34,410

Effect of foreign currency exchange rate changes on cash and cash equivalents	481	(386)

Net decrease in cash and cash equivalents	(6,944)	(33,961)
Cash and cash equivalents, at beginning of period	27,386	58,343

Cash and cash equivalents, at end of period	20,442	24,382
Restricted cash, at end of period	2,016	2,497

Cash and cash equivalents and restricted cash, at end of period	$22,458	$26,879

Supplemental disclosure of cash flow information:
Interest paid	$78,524	$78,041
Income taxes paid	1,287	3,253
Non-cash investing activities
Restricted cash received in escrow	—	2,497

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facility approximates fair value due to the variable component of its interest rate. The estimated fair value of the Company’s long-term debt was approximately $1.73 billion as of May 2, 2015, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $1.90 billion as of January 31, 2015, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of May 2, 2015 and January 31, 2015 included the following components (in thousands):

	May 2, 2015	January 31, 2015
U.S. senior secured revolving credit facility due 2017	$67,500	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,136,258	1,136,866
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Total long-term debt	$2,375,870	$2,376,478

Obligation under capital lease (including current portion)	$17,084	$17,124

(1)	Amounts include unamortized premium of $11,258 and $11,866 as of May 2, 2015 and January 31, 2015, respectively.

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

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of May 2, 2015, we had a reduction of $2.3 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 31, 2015	$(43,430)	$5,732	$(37,698)
Other comprehensive income	464	—	464

Net other comprehensive income	464	—	464

Balance as of May 2, 2015	$(42,966)	$5,732	$(37,234)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended May 2, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 31, 2015	4,166,399	$10.00
Options granted	125,000	$10.00
Options exercised	—
Options forfeited	(370,981)	$10.00
Options expired	(107,352)	$10.00

Outstanding as of May 2, 2015	3,813,066	$10.00	4.5

Options vested and expected to vest as of May 2, 2015	3,506,242	$10.00	4.4

Exercisable as of May 2, 2015	1,890,986	$10.00	3.8

The weighted average grant date fair value of options granted during the three months ended May 2, 2015 and May 3, 2014 was $0.04 and $0.04, respectively.

During the three months ended May 2, 2015 and May 3, 2014, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $(0.6) million and $(0.2) million, respectively. During the three months ended May 2, 2015, the Company recorded a reversal of stock option expense of $0.7 million. Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (0.1)% for the three months ended May 2, 2015. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 2, 2015 by the Company’s U.S. operations.

The effective income tax rate was (0.3)% for the three months ended May 3, 2014. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 3, 2014 by the Company’s U.S. operations.

9.	Segment Information

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

Net sales, depreciation and amortization and operating income for the three months ended May 2, 2015 and May 3, 2014 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	May 2, 2015	May 3, 2014
Net sales:
North America	$205,728	$214,198
Europe	114,267	139,145

Total net sales	319,995	353,343

Depreciation and amortization:
North America	9,193	17,184
Europe	5,361	6,280

Total depreciation and amortization	14,554	23,464

Operating income (loss) for reportable segments:
North America	19,585	11,794
Europe	(154)	6,543

Total operating income for reportable segments	19,431	18,337
Severance and transaction-related costs	407	1,582

Consolidated operating income	19,024	16,755
Interest expense, net	54,420	54,759

Consolidated loss before income tax expense	$(35,396)	$(38,004)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.1 million and $0.8 million for the three months ended May 2, 2015 and May 3, 2014, respectively.

Excluded from operating income (loss) for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $0.8 million for the three months ended May 2, 2015 and May 3, 2014, respectively.

10.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of May 2, 2015 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

May 2, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$1,208	$4,531	$16,719	$—	$22,458
Inventories	—	86,400	69,911	—	156,311
Prepaid expenses	932	13,998	17,730	—	32,660
Other current assets	—	18,712	8,756	—	27,468

Total current assets	2,140	123,641	113,116	—	238,897

Property and equipment:
Furniture, fixtures and equipment	4,808	161,232	84,121	—	250,161
Leasehold improvements	1,335	195,531	129,222	—	326,088

	6,143	356,763	213,343	—	576,249
Accumulated depreciation and amortization	(3,829)	(242,945)	(128,860)	—	(375,634)

	2,314	113,818	84,483	—	200,615

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,739)	—	—	(4,739)

	—	13,316	—	—	13,316

Intercompany receivables	—	169,180	—	(169,180)	—
Investment in subsidiaries	1,958,281	(48,531)	—	(1,909,750)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,120	232,976	—	508,096
Deferred financing costs, net	29,720	—	678	—	30,398
Other assets	484	4,339	40,128	—	44,951

	2,262,485	1,238,602	588,187	(2,078,930)	2,010,344

Total assets	$2,266,939	$1,489,377	$785,786	$(2,078,930)	$2,463,172

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$67,500	$—	$—	$—	$67,500
Trade accounts payable	13,091	28,261	39,349	—	80,701
Income taxes payable	—	(102)	610	—	508
Accrued interest payable	42,431	—	—	—	42,431
Accrued expenses and other current liabilities	5,415	35,969	45,299	—	86,683

Total current liabilities	128,437	64,128	85,258	—	277,823

Intercompany payables	130,006	—	39,174	(169,180)	—
Long-term debt	2,375,870	—	—	—	2,375,870
Obligation under capital lease	—	16,897	—	—	16,897
Deferred tax liability	—	102,577	10,452	—	113,029
Deferred rent expense	—	24,855	10,143	—	34,998
Unfavorable lease obligations and other long-term liabilities	—	11,864	65	—	11,929

	2,505,876	156,193	59,834	(169,180)	2,552,723

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,679	1,435,909	797,656	(2,233,565)	618,679
Accumulated other comprehensive loss, net of tax	(37,234)	(2,582)	(36,477)	39,059	(37,234)
Accumulated deficit	(948,819)	(164,638)	(120,487)	285,125	(948,819)

	(367,374)	1,269,056	640,694	(1,909,750)	(367,374)

Total liabilities and stockholder’s equity (deficit)	$2,266,939	$1,489,377	$785,786	$(2,078,930)	$2,463,172

(1)	Cash and cash equivalents include restricted cash of $2,016 for “Non-Guarantors”.

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$3,480	$4,009	$21,926	$—	$29,415
Inventories	—	82,949	62,959	—	145,908
Prepaid expenses	547	1,820	14,982	—	17,349
Other current assets	—	19,607	7,867	—	27,474

Total current assets	4,027	108,385	107,734	—	220,146

Property and equipment:
Furniture, fixtures and equipment	4,624	160,263	83,275	—	248,162
Leasehold improvements	1,335	194,571	128,400	—	324,306

	5,959	354,834	211,675	—	572,468
Accumulated depreciation and amortization	(3,629)	(236,760)	(124,647)	—	(365,036)

	2,330	118,074	87,028	—	207,432

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,514)	—	—	(4,514)

	—	13,541	—	—	13,541

Intercompany receivables	—	157,508	46,000	(203,508)	—
Investment in subsidiaries	2,011,504	(46,047)	—	(1,965,457)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,391	234,971	—	510,362
Deferred financing costs, net	31,696	—	829	—	32,525
Other assets	453	4,010	41,208	1	45,672

	2,317,653	1,229,356	637,413	(2,168,964)	2,015,458

Total assets	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$27,678	$40,763	$—	$69,826
Income taxes payable	—	103	1,677	—	1,780
Accrued interest payable	67,765	—	25	—	67,790
Accrued expenses and other current liabilities	6,649	38,541	48,315	—	93,505

Total current liabilities	75,799	66,322	90,780	—	232,901

Intercompany payables	203,507	—	—	(203,507)	—
Long-term debt	2,376,478	—	—	—	2,376,478
Obligation under capital lease	—	16,954	—	—	16,954
Deferred tax liability	—	102,550	10,665	—	113,215
Deferred rent expense	—	24,887	10,378	—	35,265
Unfavorable lease obligations and other long-term liabilities	—	13,454	84	—	13,538

	2,579,985	157,845	21,127	(203,507)	2,555,450

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,325	1,435,909	797,656	(2,233,565)	619,325
Accumulated other comprehensive loss, net of tax	(37,698)	(4,126)	(34,565)	38,691	(37,698)
Accumulated deficit	(913,401)	(186,961)	(42,825)	229,786	(913,401)

	(331,774)	1,245,189	720,268	(1,965,457)	(331,774)

Total liabilities and stockholder’s equity (deficit)	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

(1)	Cash and cash equivalents include restricted cash of $2,029 for “Non-Guarantors”.

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 2, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$192,508	$127,487	$—	$319,995
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	53	102,177	70,622	—	172,852

Gross profit (deficit)	(53)	90,331	56,865	—	147,143

Other expenses:
Selling, general and administrative	2,637	59,457	50,924	—	113,018
Depreciation and amortization	201	8,313	6,040	—	14,554
Severance and transaction-related costs	135	—	272	—	407
Other (income) expense	639	(767)	268	—	140

	3,612	67,003	57,504	—	128,119

Operating income (loss)	(3,665)	23,328	(639)	—	19,024
Interest expense, net	53,628	543	249	—	54,420

Income (loss) before income taxes	(57,293)	22,785	(888)	—	(35,396)
Income tax expense (benefit)	—	(1,191)	1,213	—	22

Income (loss) from continuing operations	(57,293)	23,976	(2,101)	—	(35,418)
Equity in earnings (loss) of subsidiaries	21,875	(1,655)	—	(20,220)	—

Net income (loss)	(35,418)	22,321	(2,101)	(20,220)	(35,418)
Foreign currency translation adjustments	(85)	402	(2,445)	2,043	(85)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	549	1,142	533	(1,675)	549

Other comprehensive income (loss)	464	1,544	(1,912)	368	464

Comprehensive income (loss)	$(34,954)	$23,865	$(4,013)	$(19,852)	$(34,954)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 3, 2014

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$198,431	$154,912	$—	$353,343
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	1,784	103,012	82,274	—	187,070

Gross profit (deficit)	(1,784)	95,419	72,638	—	166,273

Other expenses:
Selling, general and administrative	3,967	61,698	60,293	—	125,958
Depreciation and amortization	1,285	12,311	9,868	—	23,464
Severance and transaction-related costs	624	1	957	—	1,582
Other (income) expense	(2,173)	(22)	709	—	(1,486)

	3,703	73,988	71,827	—	149,518

Operating income (loss)	(5,487)	21,431	811	—	16,755
Interest expense, net	54,220	539	—	—	54,759

Income (loss) before income taxes	(59,707)	20,892	811	—	(38,004)
Income tax expense (benefit)	—	(1,747)	1,880	—	133

Income (loss) from continuing operations	(59,707)	22,639	(1,069)	—	(38,137)
Equity in earnings (loss) of subsidiaries	21,570	(1,073)	—	(20,497)	—

Net income (loss)	(38,137)	21,566	(1,069)	(20,497)	(38,137)
Foreign currency translation adjustments	1,787	125	969	(1,094)	1,787
Net gain (loss) on intra-entity foreign currency transactions, net of tax	4,623	358	4,652	(5,010)	4,623

Other comprehensive income	6,410	483	5,621	(6,104)	6,410

Comprehensive income (loss)	$(31,727)	$22,049	$4,552	$(26,601)	$(31,727)

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 2, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(35,418)	$22,321	$(2,101)	$(20,220)	$(35,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(21,875)	1,655	—	20,220	—
Depreciation and amortization	201	8,313	6,040	—	14,554
Amortization of lease rights and other assets	—	—	787	—	787
Amortization of debt issuance costs	1,976	—	60	—	2,036
Accretion of debt premium	(608)	—	—	—	(608)
Net accretion of unfavorable lease obligations	—	(79)	(5)	—	(84)
Loss on sale/retirement of property and equipment, net	—	156	—	—	156
Stock-based compensation benefit	(596)	—	(50)	—	(646)
(Increase) decrease in:
Inventories	—	(3,451)	(6,880)	—	(10,331)
Prepaid expenses	(385)	(12,178)	(2,447)	—	(15,010)
Other assets	(32)	596	(1,086)	—	(522)
Increase (decrease) in:
Trade accounts payable	11,707	675	(1,491)	—	10,891
Income taxes payable	—	(205)	(1,042)	—	(1,247)
Accrued interest payable	(25,334)	—	(237)	—	(25,571)
Accrued expenses and other liabilities	(1,234)	(3,846)	(2,820)	—	(7,900)
Deferred income taxes	—	—	613	—	613
Deferred rent expense	—	(32)	(302)	—	(334)

Net cash provided by (used in) operating activities	(71,598)	13,925	(10,961)	—	(68,634)

Cash flows from investing activities:
Acquisition of property and equipment	(184)	(4,054)	(1,969)	—	(6,207)
Acquisition of intangible assets/lease rights	—	(11)	(33)	—	(44)

Net cash used in investing activities	(184)	(4,065)	(2,002)	—	(6,251)

Cash flows from financing activities:
Proceeds from revolving credit facilities	82,000	—	54,986	—	136,986
Payments on revolving credit facilities	(14,500)	—	(54,986)	—	(69,486)
Payment of debt issuance costs	—	—	—	—	—
Principal payments on capital lease	—	(40)	—	—	(40)
Intercompany activity, net	2,010	(11,672)	9,662	—	—

Net cash provided by (used in) financing activities	69,510	(11,712)	9,662	—	67,460

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,374	(1,893)	—	481

Net increase (decrease) in cash and cash equivalents	(2,272)	522	(5,194)	—	(6,944)
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	1,208	4,531	14,703	—	20,442
Restricted cash, at end of period	—	—	2,016	—	2,016

Cash and cash equivalents and restricted cash, at end of period	1,208	4,531	16,719	—	22,458

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of May 2, 2015, we operated a total of 2,983 company-operated stores of which 1,832 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,151 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores by May 4, 2014. We are currently studying reintroduction of our brand in China via alternative channels. As of May 2, 2015, we have a total of 219 concession stores, of which 22 were located in the United States and Canada (North America segment) and 197 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy and Portugal (Europe segment).

As of May 2, 2015, we also franchised 443 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, Ukraine, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Colombia, Serbia, Bulgaria, Sweden, Romania, Martinique and Pakistan. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Claire’s® is our primary global brand that we operate through company-operated, concession stores, or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe by maintaining a highly relevant merchandise assortment and offering a compelling value proposition, Claire’s® has universal appeal to teens, pre-teens and kids. Claire’s® target customer is a girl between 3-18 years old for whom we create three distinct ranges: 3 to 6, 6 to 12 and 12 to 18.

Icing® is our second brand which we currently operate in North America through company-operated stores and in Europe through franchised stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability.

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

Financial activity for the three months ended May 2, 2015 includes the following:

•	Net sales decrease of 9.4%;
•	Same store sales percentages;

Three Months Ended May 2, 2015
Consolidated	(2.5)%
North America	(1.9)%
Europe	(3.6)%

•	Merchandise margin decreased 180 basis points;
•	Operating income increase of 13.5%; and
•	Operating income margin of 5.9%.

Operational activity for the three months ended May 2, 2015 includes the following:

•	Opened 91 concession stores;
•	Opened 4 new company-operated stores;
•	Closed 19 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;
•	Opened one new Icing ® franchise store overseas.

A summary of our consolidated results of operations for the three months ended May 2, 2015 and May 3, 2014 are as follows (dollars in thousands):

	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Net sales	$319,995	$353,343
(Decrease) increase in same store sales	(2.5)%	(4.4)%
Gross profit percentage	46.0%	47.1%
Selling, general and administrative expenses as a percentage of net sales	35.3%	35.6%
Depreciation and amortization as a percentage of net sales	4.5%	6.6%
Operating income	$19,024	$16,755
Net loss	$(35,418)	$(38,137)
Number of company-operated stores at the end of the period	2,983	3,071
Number of concession stores at the end of the period	219	20

Net sales

Net sales for the three months ended May 2, 2015 decreased $33.3 million, or 9.4%, from the three months ended May 3, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $24.3 million, the effect of store closures of $9.9 million and a decrease in same store sales of $7.8 million, partially offset by new store sales of $8.6 million and increased shipments to franchisees of $0.1 million. Net sales would have decreased 2.8% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 2, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 1.3% and a decrease in average number of transactions per store of 0.8%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Jewelry	49.2	50.4
Accessories	50.8	49.6

	100.0	100.0

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

During the three months ended May 2, 2015, gross profit percentage decreased 110 basis points to 46.0% compared to 47.1% during the three months ended May 3, 2014. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 180 basis points, partially offset by a 50 basis point decrease in occupancy costs and by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from increased accessories penetration in Europe, higher freight costs and unfavorable foreign currency exchange rates. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the reduction in costs associated with China store closures, partially offset by the deleveraging effect from a decrease in same store sales.

Selling, general and administrative expenses

During the three months ended May 2, 2015, selling, general and administrative expenses decreased $12.9 million, or 10.3%, compared to the three months ended May 3, 2014. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points compared to the three months ended May 3, 2014. Excluding a favorable $9.2 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $3.7 million. Of the remainder, the decrease was primarily due to lower store compensation and related expenses.

Depreciation and amortization expense

During the three months ended May 2, 2015, depreciation and amortization expense decreased $8.9 million to $14.6 million compared to $23.5 million for the three months ended May 3, 2014. Excluding a favorable $1.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $7.8 million.

Other expense (income), net

The following is a summary of other expense (income) activity for the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Royalty income	$(1,248)	$(1,186)
Foreign currency exchange (gain) loss, net	1,425	(257)
Other income	(37)	(43)

	$140	$(1,486)

Interest expense, net

During the three months ended May 2, 2015, net interest expense aggregated $54.4 million compared to $54.8 million for the three months ended May 3, 2014.

Income taxes

The effective income tax rate for the three months ended May 2, 2015 was (0.1)% compared to (0.3)% for the three months ended May 3, 2014. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 2, 2015 and May 3, 2014, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Net sales	$205,728	$214,198
(Decrease) increase in same store sales	(1.9)%	(5.6)%
Gross profit percentage	47.3%	46.8%
Number of company-operated stores at the end of the period (1)	1,832	1,884
Number of concession stores at the end of the period	22	—

(1)	Includes 3 China stores as of May 3, 2014.

During the three months ended May 2, 2015, net sales in North America decreased $8.5 million, or 4.0%, from the three months ended May 3, 2014. The decrease was attributable to the effect of store closures of $6.4 million, a decrease in same store sales of $3.8 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.8 million, partially offset by new store sales of $3.4 million and increased shipments to franchisees of $0.1 million. Sales would have decreased 3.2% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 2, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 3.8%, partially offset by an increase in average number of transactions per store of 2.1%.

During the three months ended May 2, 2015, gross profit percentage increased 50 basis points to 47.3% compared to 46.8% during the three months ended May 3, 2014. The increase in gross profit percentage consisted of a 60 basis point decrease in occupancy costs and a 30 basis point decrease in buying and buying-related costs, partially offset by a 40 basis point decrease in merchandise margin. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the reduction in costs associated with China store closures, partially offset by the deleveraging effect from a decrease in same store sales. The decrease in merchandise margin resulted primarily from higher freight costs. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns or shrink that would materially affect our merchandise margin.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Jewelry	55.8	55.6
Accessories	44.2	44.4

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Net sales	$114,267	$139,145
(Decrease) increase in same store sales	(3.6)%	(2.4)%
Gross profit percentage	43.7%	47.4%
Number of company-operated stores at the end of the period	1,151	1,187
Number of concession stores at the end of the period	197	20

During the three months ended May 2, 2015, net sales in Europe decreased $24.8 million, or 17.9%, from the three months ended May 3, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $22.5 million, a decrease in same stores sales of $4.0 million and the effect of store closures of $3.5 million, partially offset by new store sales of $5.2 million. Sales would have decreased 2.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 2, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.1%, partially offset by an increase in average transaction value of 1.6%.

During the three months ended May 2, 2015, gross profit percentage decreased 370 basis points to 43.7% compared to 47.4% during the three months ended May 3, 2014. The decrease in gross profit percentage consisted of a 380 basis point decrease in merchandise margin and a 20 basis point increase in occupancy costs, partially offset by a 30 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from increased accessories penetration in Europe, higher freight costs and unfavorable foreign currency exchange rates. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of promotional markdowns or shrink that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, was primarily caused by the deleveraging effect from a decrease in same store sales and unfavorable foreign currency exchange rates.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Jewelry	37.8	42.5
Accessories	62.2	57.5

	100.0	100.0

Liquidity and Capital Resources

We anticipate that cash generated from operations, borrowings under our $115.0 million U.S. Credit Facility and €35.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2015, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. No principal is due on the Notes until Fiscal 2017, when our Senior Subordinated Notes will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended May 2, 2015 and May 3, 2014 is outlined in the table below (in thousands):

	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Operating activities	$(68,634)	$(48,599)
Investing activities	(6,251)	(19,386)
Financing activities	67,460	34,410

Cash flows from operating activities

For the three months ended May 2, 2015, cash used in operations increased $20.0 million compared to the prior year period. The primary reason for the increase was a net decrease in operating income and other items of $5.7 million and an increase in working capital of $14.3 million, excluding cash equivalents. For the three months ended May 3, 2014, cash used in operations increased $0.6 million compared to the prior year period. The primary reason for the increase was a net decrease in operating income and other items of $11.8 million, partially offset by a decrease in working capital of $11.2 million, excluding cash equivalents.

Cash flows from investing activities

For the three months ended May 2, 2015, cash used in investing activities was $6.3 million and consisted of $6.3 million for capital expenditures. During the remainder of Fiscal 2015, we expect to spend between $20.0 million and $30.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended May 2, 2015, cash provided by financing activities was $67.5 million, which consisted primarily of net borrowings of $67.5 million under the revolving U.S. Credit Facility. For the three months ended May 3, 2014, provided by financing activities was $34.4 million, which consisted primarily of net borrowings of $34.6 million under the revolving U.S. Credit Facility, partially offset by payment of $0.2 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of May 2, 2015, we had cash and cash equivalents of $22.5 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of May 2, 2015, our foreign subsidiaries held cash and cash equivalents of $16.7 million. During the three months ended May 2, 2015, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2015, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of May 2, 2015, we do not expect to pay U.S. income tax on future Fiscal 2015 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations, borrowings under our Credit Facilities, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, this will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

U.S Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein, as amended by Amendment No. 1, dated as of April 30, 2014 (as amended, the “U.S. Credit Facility”), which provides for a $115.0 million five-year senior secured revolving credit facility maturing September 20, 2017.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require us to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of May 2, 2015, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 5.9:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of May 2, 2015, we were in compliance with the covenants.

As of May 2, 2015, we had $67.5 million of borrowings and $3.6 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $43.9 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of May 2, 2015, we were in compliance with the covenants under the Notes.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of May 2, 2015, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.8:1.0.

As of May 2, 2015, we had undrawn availability under our Europe Credit Facility of €35.0 million ($39.2 million).

Europe Bank Credit Facilities

In addition to the Europe Credit Facility, our non-U.S. subsidiaries have bank credit facilities totaling $2.4 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of May 2, 2015, we had a reduction of $2.3 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our Parent, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2014 Annual Report on Form 10-K, filed on April 8, 2015, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2014 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of May 2, 2015, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of May 2, 2015, we had fixed rate debt of $2,375.9 million and variable rate debt of $67.5 million. Based on our variable rate balance as of May 2, 2015, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of May 2, 2015, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $0.5 million and $6.4 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the three months ended May 2, 2015 and May 3, 2014, respectively.

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

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of May 2, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of May 2, 2015 because of a previously identified material weakness in the Company’s internal control over financial reporting as with respect to annual indefinite-lived intangible asset impairment analysis, which we are currently addressing.

As of the end of the period covered by this Quarterly Report, we have not fully remediated this material weakness identified above. We expect this material weakness to be remediated by January 30, 2016, the end of our fiscal year.

Changes in Internal Controls over Financial Reporting

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

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015.

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

CLAIRE’S STORES, INC.

June 5, 2015	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

June 5, 2015	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document