Form 10-Q
period 2015-08-01
CLAIRES STORES INC
filed 2015-09-10
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2015

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

As of August 1, 2015, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2015	January 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $336 and $2,029, respectively	$82,963	$29,415
Inventories	170,818	145,908
Prepaid expenses	19,339	17,349
Other current assets	29,724	27,474

Total current assets	302,844	220,146

Property and equipment:
Furniture, fixtures and equipment	250,295	248,162
Leasehold improvements	323,369	324,306

	573,664	572,468
Accumulated depreciation and amortization	(380,484)	(365,036)

	193,180	207,432

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(4,965)	(4,514)

	13,090	13,541

Goodwill	1,426,899	1,426,899
Intangible assets, net of accumulated amortization of $72,797 and $70,374, respectively	503,440	510,362
Deferred financing costs, net of accumulated amortization of $29,575 and $25,465, respectively	28,432	32,525
Other assets	45,399	45,672

	2,004,170	2,015,458

Total assets	$2,513,284	$2,456,577

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$111,300	$—
Trade accounts payable	81,302	69,826
Income taxes payable	3,598	1,780
Accrued interest payable	68,079	67,790
Accrued expenses and other current liabilities	86,645	93,505

Total current liabilities	350,924	232,901

Long-term debt	2,375,249	2,376,478
Obligation under capital lease	16,838	16,954
Deferred tax liability	112,180	113,215
Deferred rent expense	36,094	35,265
Unfavorable lease obligations and other long-term liabilities	12,220	13,538

	2,552,581	2,555,450

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,764	619,325
Accumulated other comprehensive loss, net of tax	(41,297)	(37,698)
Accumulated deficit	(967,688)	(913,401)

	(390,221)	(331,774)

Total liabilities and stockholder’s deficit	$2,513,284	$2,456,577

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Net sales	$347,587	$377,829	$667,582	$731,172
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	179,076	189,735	351,928	376,805

Gross profit	168,511	188,094	315,654	354,367

Other expenses:
Selling, general and administrative	116,369	129,214	229,387	255,172
Depreciation and amortization	15,634	17,800	30,188	41,264
Severance and transaction-related costs	420	2,182	827	3,764
Other expense (income), net	(2,606)	671	(2,466)	(815)

	129,817	149,867	257,936	299,385

Operating income	38,694	38,227	57,718	54,982
Interest expense, net	55,044	54,557	109,464	109,316

Loss before income tax expense	(16,350)	(16,330)	(51,746)	(54,334)
Income tax expense	2,519	4,244	2,541	4,377

Net loss	$(18,869)	$(20,574)	$(54,287)	$(58,711)

Net loss	$(18,869)	$(20,574)	$(54,287)	$(58,711)

Other comprehensive income (loss):
Foreign currency translation adjustments	(516)	(1,606)	(601)	181
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $(108), $(205), $(372) and $104	(3,547)	(3,841)	(2,998)	782

Other comprehensive income (loss)	(4,063)	(5,447)	(3,599)	963

Comprehensive loss	$(22,932)	$(26,021)	$(57,886)	$(57,748)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Cash flows from operating activities:
Net loss	$(54,287)	$(58,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,188	41,264
Amortization of lease rights and other assets	1,551	2,021
Amortization of debt issuance costs	4,084	3,998
Accretion of debt premium	(1,229)	(1,129)
Net unfavorable accretion of lease obligations	(189)	(264)
Loss on sale/retirement of property and equipment, net	248	92
(Gain) loss on sale of intangible assets/lease rights	(1,596)	216
Stock-based compensation benefit	(561)	(373)
(Increase) decrease in:
Inventories	(25,667)	8,594
Prepaid expenses	(1,536)	(2,975)
Other assets	(4,488)	(2,203)
Increase (decrease) in:
Trade accounts payable	11,513	(9,005)
Income taxes payable	1,809	(2,251)
Accrued interest payable	76	524
Accrued expenses and other liabilities	(5,514)	(1,145)
Deferred income taxes	(134)	194
Deferred rent expense	2,932	1,414

Net cash used in operating activities	(42,800)	(19,739)

Cash flows from investing activities:
Acquisition of property and equipment	(14,379)	(30,947)
Acquisition of intangible assets/lease rights	(127)	(490)
Proceeds from sale of intangible assets/lease rights	1,736	—

Net cash used in investing activities	(12,770)	(31,437)

Cash flows from financing activities:
Proceeds from revolving credit facilities	250,198	122,500
Payments on revolving credit facilities	(138,898)	(103,000)
Payment of debt issuance costs	(82)	(165)
Principal payments on capital lease	(81)	(50)

Net cash provided by financing activities	111,137	19,285

Effect of foreign currency exchange rate changes on cash and cash equivalents	(326)	674

Net increase (decrease) in cash and cash equivalents	55,241	(31,217)
Cash and cash equivalents, at beginning of period	27,386	58,343

Cash and cash equivalents, at end of period	82,627	27,126
Restricted cash, at end of period	336	—

Cash and cash equivalents and restricted cash, at end of period	$82,963	$27,126

Supplemental disclosure of cash flow information:

Interest paid	$106,452	$105,801
Income taxes paid	735	7,079

Non-cash investing activities
Restricted cash received in escrow (bank)	(1,693)	2,497

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016. The Company does not expect adoption of ASU 2015-11 to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facility approximates fair value due to the variable component of its interest rate. The estimated fair value of the Company’s long-term debt was approximately $1.61 billion as of August 1, 2015, compared to a carrying value of $2.38 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $1.90 billion as of January 31, 2015, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of August 1, 2015 and January 31, 2015 included the following components (in thousands):

	August 1, 2015	January 31, 2015

U.S. senior secured revolving credit facility due 2017	$111,300	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,135,637	1,136,866
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Total long-term debt	$2,375,249	$2,376,478

Obligation under capital lease (including current portion)	$17,043	$17,124

(1)	Amounts include unamortized premium of $10,637 and $11,866 as of August 1, 2015 and January 31, 2015, respectively.

U.S. Revolving Credit Facility and Note Covenants

The Amended and Restated Credit Agreement with respect to the Company’s senior secured revolving credit facility due 2017, as amended (the “U.S. Credit Facility”) in the amount of $115 million and our 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), 8.875% Senior Secured Second Lien Notes due 2019 (the “Senior Secured Lien Notes”), 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes”) and 7.75% Senior Notes due 2020 (the “7.75% Senior Notes”) (collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The U.S. Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, the Company amended the provisions in its U.S. Credit Facility with respect to the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the ratio increases to 6.75: 1.0 for all future quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35: 1.0.

Europe Revolving Credit Facility

Certain of the Company’s European subsidiaries are party to an unsecured multi-currency revolving credit facility, dated October 2, 2014, as amended on July 15, 2015 (as amended, the “Europe Credit Facility”) in the amount of $50 million that will terminate on August 20, 2017. Loans under the Europe Credit Facility bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

All obligations under the Europe Credit Facility are unconditionally and fully guaranteed by Claire’s (Gibraltar) Holdings Limited (“Claire’s Gibraltar”) and certain of its existing direct or indirect wholly-owned European subsidiaries, subject to certain exceptions and limitations.

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

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of August 1, 2015, we had a reduction of $2.2 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 31, 2015	$(43,430)	$5,732	$(37,698)
Other comprehensive loss	(3,599)	—	(3,599)

Balance as of August 1, 2015	$(47,029)	$5,732	$(41,297)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended August 1, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 31, 2015	4,166,399	$10.00
Options granted	637,323	$6.58
Options exercised	—
Options forfeited	(406,802)	$10.00
Options expired	(374,781)	$10.00

Outstanding as of August 1, 2015	4,022,139	$9.46	4.8

Options vested and expected to vest as of August 1, 2015	3,615,899	$9.54	4.7

Exercisable as of August 1, 2015	1,754,987	$10.00	4.1

The weighted average grant date fair value of options granted during the six months ended August 1, 2015 and August 2, 2014 was $0.51 and $0.04, respectively.

During the three and six months ended August 1, 2015 and August 2, 2014, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.1 million, $(0.1) million, $(0.6) million and $(0.4) million, respectively. During the three and six months ended August 1, 2015, the Company recorded reversals of stock option expense of $0.0 million and $0.7 million, respectively, associated with the forfeitures of stock options. Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (15.4)% and (4.9)% for the three and six months ended August 1, 2015. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 1, 2015 by the Company’s U.S. operations.

The effective income tax rate was (26.0)% and (8.1)% for the three and six months ended August 2, 2014. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 2, 2014 by the Company’s U.S. operations.

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

Net sales, depreciation and amortization and operating income for the three and six months ended August 1, 2015 and August 2, 2014 are as follows (in thousands):

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Net sales:
North America	$210,567	$212,458	$416,295	$426,656
Europe	137,020	165,371	251,287	304,516

Total net sales	347,587	377,829	667,582	731,172

Depreciation and amortization:
North America	10,166	10,838	19,359	28,022
Europe	5,468	6,962	10,829	13,242

Total depreciation and amortization	15,634	17,800	30,188	41,264

Operating income (loss) for reportable segments:
North America	24,870	20,071	44,455	31,865
Europe	14,244	20,338	14,090	26,881

Total operating income for reportable segments	39,114	40,409	58,545	58,746
Severance and transaction-related costs	420	2,182	827	3,764

Consolidated operating income	38,694	38,227	57,718	54,982
Interest expense, net	55,044	54,557	109,464	109,316

Consolidated loss before income tax expense	$(16,350)	$(16,330)	$(51,746)	$(54,334)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.2 million and $1.1 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and $0.4 million and $1.9 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.2 million and $1.1 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and $0.4 million and $1.9 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

10.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of August 1, 2015 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

August 1, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$35,780	$5,450	$41,733	$—	$82,963
Inventories	—	98,590	72,228	—	170,818
Prepaid expenses	1,083	1,717	16,539	—	19,339
Other current assets	—	21,244	8,480	—	29,724

Total current assets	36,863	127,001	138,980	—	302,844

Property and equipment:
Furniture, fixtures and equipment	5,132	161,013	84,150	—	250,295
Leasehold improvements	1,335	193,993	128,041	—	323,369

	6,467	355,006	212,191	—	573,664
Accumulated depreciation and amortization	(4,041)	(245,955)	(130,488)	—	(380,484)

	2,426	109,051	81,703	—	193,180

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,965)	—	—	(4,965)

	—	13,090	—	—	13,090

Intercompany receivables	—	192,922	—	(192,922)	—
Investment in subsidiaries	1,992,092	(46,802)	—	(1,945,290)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	972	228,468	—	503,440
Deferred financing costs, net	27,744	—	688	—	28,432
Other assets	485	4,721	40,193	—	45,399

	2,294,321	1,264,307	583,754	(2,138,212)	2,004,170

Total assets	$2,333,610	$1,513,449	$804,437	$(2,138,212)	$2,513,284

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$111,300	$—	$—	$—	$111,300
Trade accounts payable	(208)	30,233	51,277	—	81,302
Income taxes payable	—	(241)	3,839	—	3,598
Accrued interest payable	68,055	—	24	—	68,079
Accrued expenses and other current liabilities	5,503	37,419	43,723	—	86,645

Total current liabilities	184,650	67,411	98,863	—	350,924

Intercompany payables	163,932	—	28,990	(192,922)	—
Long-term debt	2,375,249	—	—	—	2,375,249
Obligation under capital lease	—	16,838	—	—	16,838
Deferred tax liability	—	102,577	9,603	—	112,180
Deferred rent expense	—	24,984	11,110	—	36,094
Unfavorable lease obligations and other long-term liabilities	—	12,172	48	—	12,220

	2,539,181	156,571	49,751	(192,922)	2,552,581

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,764	1,435,909	797,656	(2,233,565)	618,764
Accumulated other comprehensive loss, net of tax	(41,297)	(5,121)	(36,638)	41,759	(41,297)
Accumulated deficit	(967,688)	(141,688)	(105,197)	246,885	(967,688)

	(390,221)	1,289,467	655,823	(1,945,290)	(390,221)

Total liabilities and stockholder’s equity (deficit)	$2,333,610	$1,513,449	$804,437	$(2,138,212)	$2,513,284

(1)	Cash and cash equivalents include restricted cash of $336 for “Non-Guarantors”.

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$3,480	$4,009	$21,926	$—	$29,415
Inventories	—	82,949	62,959	—	145,908
Prepaid expenses	547	1,820	14,982	—	17,349
Other current assets	—	19,607	7,867	—	27,474

Total current assets	4,027	108,385	107,734	—	220,146

Property and equipment:
Furniture, fixtures and equipment	4,624	160,263	83,275	—	248,162
Leasehold improvements	1,335	194,571	128,400	—	324,306

	5,959	354,834	211,675	—	572,468
Accumulated depreciation and amortization	(3,629)	(236,760)	(124,647)	—	(365,036)

	2,330	118,074	87,028	—	207,432

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,514)	—	—	(4,514)

	—	13,541	—	—	13,541

Intercompany receivables	—	157,508	46,000	(203,508)	—
Investment in subsidiaries	2,011,504	(46,047)	—	(1,965,457)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,391	234,971	—	510,362
Deferred financing costs, net	31,696	—	829	—	32,525
Other assets	453	4,010	41,208	1	45,672

	2,317,653	1,229,356	637,413	(2,168,964)	2,015,458

Total assets	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$27,678	$40,763	$—	$69,826
Income taxes payable	—	103	1,677	—	1,780
Accrued interest payable	67,765	—	25	—	67,790
Accrued expenses and other current liabilities	6,649	38,541	48,315	—	93,505

Total current liabilities	75,799	66,322	90,780	—	232,901

Intercompany payables	203,507	—	—	(203,507)	—
Long-term debt	2,376,478	—	—	—	2,376,478
Obligation under capital lease	—	16,954	—	—	16,954
Deferred tax liability	—	102,550	10,665	—	113,215
Deferred rent expense	—	24,887	10,378	—	35,265
Unfavorable lease obligations and other long-term liabilities	—	13,454	84	—	13,538

	2,579,985	157,845	21,127	(203,507)	2,555,450

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,325	1,435,909	797,656	(2,233,565)	619,325
Accumulated other comprehensive loss, net of tax	(37,698)	(4,126)	(34,565)	38,691	(37,698)
Accumulated deficit	(913,401)	(186,961)	(42,825)	229,786	(913,401)

	(331,774)	1,245,189	720,268	(1,965,457)	(331,774)

Total liabilities and stockholder’s equity (deficit)	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

(1)	Cash and cash equivalents include restricted cash of $2,029 for “Non-Guarantors”.

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 1, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$194,689	$152,898	$—	$347,587
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	29	100,824	78,223	—	179,076

Gross profit (deficit)	(29)	93,865	74,675	—	168,511

Other expenses:
Selling, general and administrative	3,583	60,669	52,117	—	116,369
Depreciation and amortization	211	9,210	6,213	—	15,634
Severance and transaction-related costs	226	3	191	—	420
Other (income) expense	(1,657)	152	(1,101)	—	(2,606)

	2,363	70,034	57,420	—	129,817

Operating income (loss)	(2,392)	23,831	17,255	—	38,694
Interest expense, net	54,261	549	234	—	55,044

Income (loss) before income taxes	(56,653)	23,282	17,021	—	(16,350)
Income tax expense (benefit)	—	696	1,823	—	2,519

Income (loss) from continuing operations	(56,653)	22,586	15,198	—	(18,869)
Equity in earnings (loss) of subsidiaries	37,784	366	—	(38,150)	—

Net income (loss)	(18,869)	22,952	15,198	(38,150)	(18,869)
Foreign currency translation adjustments	(516)	(689)	3,321	(2,632)	(516)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(3,547)	(1,850)	(3,482)	5,332	(3,547)

Other comprehensive income (loss)	(4,063)	(2,539)	(161)	2,700	(4,063)

Comprehensive income (loss)	$(22,932)	$20,413	$15,037	$(35,450)	$(22,932)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$195,933	$181,896	$—	$377,829
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	(1,269)	100,785	90,219	—	189,735

Gross profit	1,269	95,148	91,677	—	188,094

Other expenses:
Selling, general and administrative	3,549	64,103	61,562	—	129,214
Depreciation and amortization	714	9,247	7,839	—	17,800
Severance and transaction-related costs	1,073	0	1,109	—	2,182
Other (income) expense	(1,968)	(4)	2,643	—	671

	3,368	73,346	73,153	—	149,867

Operating income (loss)	(2,099)	21,802	18,524	—	38,227
Interest expense, net	54,006	558	(7)	—	54,557

Income (loss) before income taxes	(56,105)	21,244	18,531	—	(16,330)
Income tax expense	—	706	3,538	—	4,244

Income (loss) from continuing operations	(56,105)	20,538	14,993	—	(20,574)
Equity in earnings (loss) of subsidiaries	35,531	(98)	—	(35,433)	—

Net income (loss)	(20,574)	20,440	14,993	(35,433)	(20,574)
Foreign currency translation adjustments	(1,606)	170	(1,963)	1,793	(1,606)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(3,841)	166	(3,860)	3,694	(3,841)

Other comprehensive income (loss)	(5,447)	336	(5,823)	5,487	(5,447)

Comprehensive income (loss)	$(26,021)	$20,776	$9,170	$(29,946)	$(26,021)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 1, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$387,197	$280,385	$—	$667,582
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	82	203,001	148,845	—	351,928

Gross profit (deficit)	(82)	184,196	131,540	—	315,654

Other expenses:
Selling, general and administrative	6,220	120,126	103,041	—	229,387
Depreciation and amortization	412	17,523	12,253	—	30,188
Severance and transaction-related costs	361	3	463	—	827
Other (income) expense	(1,018)	(615)	(833)	—	(2,466)

	5,975	137,037	114,924	—	257,936

Operating income (loss)	(6,057)	47,159	16,616	—	57,718
Interest expense, net	107,889	1,092	483	—	109,464

Income (loss) before income taxes	(113,946)	46,067	16,133	—	(51,746)
Income tax expense (benefit)	—	(495)	3,036	—	2,541

Income (loss) from continuing operations	(113,946)	46,562	13,097	—	(54,287)
Equity in earnings (loss) of subsidiaries	59,659	(1,289)	—	(58,370)	—

Net income (loss)	(54,287)	45,273	13,097	(58,370)	(54,287)
Foreign currency translation adjustments	(601)	(287)	876	(589)	(601)
Net gain on intra-entity foreign currency transactions, net of tax	(2,998)	(708)	(2,949)	3,657	(2,998)

Other comprehensive income (loss)	(3,599)	(995)	(2,073)	3,068	(3,599)

Comprehensive income (loss)	$(57,886)	$44,278	$11,024	$(55,302)	$(57,886)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$394,364	$336,808	$—	$731,172
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	515	203,797	172,493	—	376,805

Gross profit (deficit)	(515)	190,567	164,315	—	354,367

Other expenses:
Selling, general and administrative	7,516	125,801	121,855	—	255,172
Depreciation and amortization	1,999	21,558	17,707	—	41,264
Severance and transaction-related costs	1,697	1	2,066	—	3,764
Other (income) expense	(4,141)	(26)	3,352	—	(815)

	7,071	147,334	144,980	—	299,385

Operating income (loss)	(7,586)	43,233	19,335	—	54,982
Interest expense, net	108,226	1,097	(7)	—	109,316

Income (loss) before income taxes	(115,812)	42,136	19,342	—	(54,334)
Income tax expense (benefit)	—	(1,041)	5,418	—	4,377

Income (loss) from continuing operations	(115,812)	43,177	13,924	—	(58,711)
Equity in earnings (loss) of subsidiaries	57,101	(1,171)	—	(55,930)	—

Net income (loss)	(58,711)	42,006	13,924	(55,930)	(58,711)
Foreign currency translation adjustments	181	295	(994)	699	181
Net gain on intra-entity foreign currency transactions, net of tax	782	524	792	(1,316)	782

Other comprehensive income (loss)	963	819	(202)	(617)	963

Comprehensive income (loss)	$(57,748)	$42,825	$13,722	$(56,547)	$(57,748)

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 1, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(54,287)	$45,273	$13,097	$(58,370)	$(54,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,659)	1,289	—	58,370	—
Depreciation and amortization	412	17,523	12,253	—	30,188
Amortization of lease rights and other assets	—	—	1,551	—	1,551
Amortization of debt issuance costs	3,952	—	132	—	4,084
Accretion of debt premium	(1,229)	—	—	—	(1,229)
Net accretion of unfavorable lease obligations	—	(182)	(7)	—	(189)
Loss on sale/retirement of property and equipment, net	—	248	—	—	248
Gain on sale of intangible assets/lease rights	—	—	(1,596)	—	(1,596)
Stock-based compensation benefit	(514)	—	(47)	—	(561)
(Increase) decrease in:
Inventories	—	(15,641)	(10,026)	—	(25,667)
Prepaid expenses	(535)	103	(1,104)	—	(1,536)
Other assets	(32)	(2,320)	(2,136)	—	(4,488)
Increase (decrease) in:
Trade accounts payable	(1,673)	3,051	10,135	—	11,513
Income taxes payable	—	(344)	2,153	—	1,809
Accrued interest payable	289	—	(213)	—	76
Accrued expenses and other liabilities	(1,145)	(1,869)	(2,500)	—	(5,514)
Deferred income taxes	—	—	(134)	—	(134)
Deferred rent expense	—	97	2,835	—	2,932

Net cash provided by (used in) operating activities	(114,421)	47,228	24,393	—	(42,800)

Cash flows from investing activities:
Acquisition of property and equipment	(427)	(8,738)	(5,214)	—	(14,379)
Acquisition of intangible assets/lease rights	—	(25)	(102)	—	(127)
Proceeds from sale of intangible assets/lease rights	—	—	1,736	—	1,736

Net cash used in investing activities	(427)	(8,763)	(3,580)	—	(12,770)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	93,898	—	250,198
Payments on revolving credit facilities	(45,000)	—	(93,898)	—	(138,898)
Payment of debt issuance costs	—	—	(82)	—	(82)
Principal payments on capital lease	—	(81)	—	—	(81)
Intercompany activity, net	35,848	(35,414)	(434)	—	—

Net cash provided by (used in) financing activities	147,148	(35,495)	(516)	—	111,137

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,529)	1,203	—	(326)

Net increase (decrease) in cash and cash equivalents	32,300	1,441	21,500	—	55,241
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	35,780	5,450	41,397	—	82,627
Restricted cash, at end of period	—	—	336	—	336

Cash and cash equivalents and restricted cash, at end of period	35,780	5,450	41,733	—	82,963

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 2, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(58,711)	$42,006	$13,924	$(55,930)	$(58,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(57,101)	1,171	—	55,930	—
Depreciation and amortization	1,999	21,558	17,707	—	41,264
Amortization of lease rights and other assets	—	—	2,021	—	2,021
Amortization of debt issuance costs	3,998	—	—	—	3,998
Accretion of debt premium	(1,129)	—	—	—	(1,129)
Net accretion of unfavorable lease obligations	—	(242)	(22)	—	(264)
Loss on sale/retirement of property and equipment, net	—	90	2	—	92
Loss on sale of intangible assets/lease rights	—	—	216	—	216
Stock-based compensation (benefit) expense	(620)	115	132	—	(373)
(Increase) decrease in:
Inventories	—	3,386	5,208	—	8,594
Prepaid expenses	(405)	(69)	(2,501)	—	(2,975)
Other assets	306	(3,559)	1,050	—	(2,203)
Increase (decrease) in:
Trade accounts payable	(9,572)	(3,492)	4,059	—	(9,005)
Income taxes payable	—	(148)	(2,103)	—	(2,251)
Accrued interest payable	524	—	—	—	524
Accrued expenses and other liabilities	(974)	989	(1,160)	—	(1,145)
Deferred income taxes	—	—	194	—	194
Deferred rent expense	—	1,587	(173)	—	1,414

Net cash provided by (used in) operating activities	(121,685)	63,392	38,554	—	(19,739)

Cash flows from investing activities:
Acquisition of property and equipment	(522)	(20,459)	(9,966)	—	(30,947)
Acquisition of intangible assets/lease rights	—	(59)	(431)	—	(490)

Net cash used in investing activities	(522)	(20,518)	(10,397)	—	(31,437)

Cash flows from financing activities:
Proceeds from revolving credit facility	122,500	—	—	—	122,500
Payments on revolving credit facility	(103,000)	—	—	—	(103,000)
Payment of debt issuance costs	(165)	—	—	—	(165)
Principal payments on capital lease	—	(50)	—	—	(50)
Intercompany activity, net	94,329	(41,514)	(52,815)	—	—

Net cash provided by (used in) financing activities	113,664	(41,564)	(52,815)	—	19,285

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	1,121	(446)	—	674

Net increase (decrease) in cash and cash equivalents	(8,544)	2,431	(25,104)	—	(31,217)
Cash and cash equivalents, at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents, at end of period	1,367	6,486	19,273	—	27,126

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of August 1, 2015, we operated a total of 2,954 company-operated stores of which 1,808 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,146 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores by May 4, 2014. We are currently studying reintroduction of our brand in China via alternative channels. As of August 1, 2015, we also had a total of 327 concession stores, of which 48 were located in the United States and Canada (North America segment) and 279 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal and Switzerland (Europe segment).

As of August 1, 2015, we also franchised 457 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Serbia, Bulgaria, Sweden, Romania, Martinique, Pakistan, Thailand and South Africa. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

We provide our target customer groups with a significant selection of fashionable merchandise across a wide range of categories, all with a compelling value proposition. Our major categories of business are:

•	Jewelry: Includes earrings as well as our ear and nose piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; personal, fashion, and seasonal accessories, including tech accessories such as phone cases, jewelry holders, stationery, key rings, DIY kits, attitude glasses, headwear, legwear, armwear, watches, and sunglasses; and handbags and small leather goods.

In North America, our stores are located primarily in shopping malls. The differentiation of our Claire’s® and Icing® brands allows us to operate multiple stores within a single location. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas.

Financial activity for the three and six months ended August 1, 2015 includes the following:

•	Net sales decrease of 8.0% and decrease of 8.7%; respectively.

•	Same store sales percentages;

	Three Months Ended August 1, 2015	Six Months Ended August 1, 2015
Consolidated	(1.7)%	(2.1)%
North America	0.7%	(0.6)%
Europe	(5.2)%	(4.4)%

•	Merchandise margin decreased 150 basis points and decreased 170 basis points, respectively;

•	Operating income increased of 1.2 % and increased 5.0%, respectively; and

•	Operating income margin of 11.1 % and 8.6%, respectively.

Operational activity for the three and six months ended August 1, 2015 includes the following:

•	Opened 118 and 209 concession stores, respectively;

•	Opened 2 and 6 new company-operated stores, respectively;

•	Closed 31 and 50 company-operated stores, respectively, due to underperformance or lease renewal terms that did not meet our criteria;

•	Closed 10 and 12 concession stores, respectively;

A summary of our consolidated results of operations for the three and six months ended August 1, 2015 and August 2, 2014 are as follows (dollars in thousands):

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014
Net sales	$347,587	$377,829
Decrease in same store sales	(1.7)%	(0.6)%
Gross profit percentage	48.5%	49.8%
Selling, general and administrative expenses as a percentage of net sales	33.5%	34.2%
Depreciation and amortization as a percentage of net sales	4.5%	4.7%
Operating income	$38,694	$38,227
Net loss	$(18,869)	$(20,574)
Number of company-operated stores at the end of the period	2,954	3,052
Number of concession stores at the end of the period	327	62

	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Net sales	$667,582	$731,172
Decrease in same store sales	(2.1)%	(2.5)%
Gross profit percentage	47.3%	48.5%
Selling, general and administrative expenses as a percentage of net sales	34.4%	34.9%
Depreciation and amortization as a percentage of net sales	4.5%	5.6%
Operating income	$57,718	$54,982
Net loss	$(54,287)	$(58,711)
Number of company-operated stores at the end of the period	2,954	3,052
Number of concession stores at the end of the period	327	62

Net sales

Net sales for the three months ended August 1, 2015 decreased $30.2 million, or 8.0%, from the three months ended August 2, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $25.6 million, the effect of store closures of $10.0 million and a decrease in same store sales of $5.8 million, partially offset by new store sales of $9.8 million and increased shipments to franchisees of $1.3 million. Net sales would have decreased 1.3% excluding the impact from foreign currency exchange rate changes.

Net sales for the six months ended August 1, 2015 decreased $63.6 million, or 8.7%, from the six months ended August 2, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $49.9 million, the effect of store closures of $19.9 million and a decrease in same store sales of $13.6 million, partially offset by new store sales of $18.4 million and increased shipments to franchisees of $1.4 million. Net sales would have decreased 2.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 1, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 1.2% and a decrease in average number of transactions per store of 0.4%.

For the six months ended August 1, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 1.6% and a decrease in average number of transactions per store of 0.5%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Jewelry	49.0	50.3	49.1	50.3
Accessories	51.0	49.7	50.9	49.7

	100.0	100.0	100.0	100.0

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

During the three months ended August 1, 2015, gross profit percentage decreased 130 basis points to 48.5% compared to 49.8% during the three months ended August 2, 2014. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 150 basis points, partially offset by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign exchange rates and, higher freight costs.

During the six months ended August 1, 2015, gross profit percentage decreased 120 basis points to 47.3% compared to 48.5% during the six months ended August 2, 2014. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 170 basis points, partially offset by a 30 basis point decrease in occupancy costs and by a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign exchange rates, higher freight costs and increased accessories penetration in Europe. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the closure of our former China operations.

Selling, general and administrative expenses

During the three months ended August 1, 2015, selling, general and administrative expenses decreased $12.8 million, or 9.9%, compared to the three months ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses decreased 70 basis points compared to the three months ended August 2, 2014. Excluding a favorable $8.5 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $4.3 million. Of the remainder, the decrease was primarily due to lower store compensation and related expenses and closure of our former China operations.

During the six months ended August 1, 2015, selling, general and administrative expenses decreased $25.8 million, or 10.1%, compared to the six months ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses decreased 50 basis points compared to the six months ended August 2, 2014. Excluding a favorable $17.6 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $8.2 million. Of the remainder, the decrease was primarily due to lower store compensation and related expenses and closure of our former China operations.

Depreciation and amortization expense

During the three months ended August 1, 2015, depreciation and amortization expense decreased $2.2 million to $15.6 million compared to $17.8 million for the three months ended August 2, 2014. Excluding a favorable $1.0 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.2 million.

During the six months ended August 1, 2015, depreciation and amortization expense decreased $11.1 million to $30.2 million compared to $41.3 million for the six months ended August 2, 2014. Excluding a favorable $2.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $9.0 million.

Other expense (income), net

The following is a summary of other expense (income) activity for the three and six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Royalty income	$(1,400)	$(1,355)	$(2,648)	$(2,541)
Foreign currency exchange loss, net	497	2,026	1,921	1,769
Gain on sale of assets	(1,669)	—	(1,669)	—
Other income	(34)	—	(70)	(43)

	$(2,606)	$671	$(2,466)	$(815)

Interest expense, net

During the three months ended August 1, 2015, net interest expense aggregated $55.0 million compared to $54.6 million for the three months ended August 2, 2014.

During the six months ended August 1, 2015, net interest expense aggregated $109.5 million compared to $109.3 million for the three months ended August 2, 2014.

Income taxes

The effective income tax rate for the three and six months ended August 1, 2015 was (15.4)% and (4.9)% compared to (26.0)% and (8.1)% for the three and six months ended August 2, 2014. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended August 1, 2015 and August 2, 2014, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Net sales	$210,567	$212,458	$416,295	$426,656
Increase (decrease) in same store sales	0.7%	(2.9)%	(0.6)%	(4.3)%
Gross profit percentage	48.5%	49.1%	47.9%	48.0%
Number of company-operated stores at the end of the period	1,808	1,880	1,808	1,880
Number of concession stores at the end of the period	48	—	48	—

During the three months ended August 1, 2015, net sales in North America decreased $1.9 million, or 0.9%, from the three months ended August 2, 2014. The decrease was attributable to the effect of store closures of $6.2 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.2 million, partially offset by new store sales of $3.9 million, an increase in same store sales of $1.3 million and increased shipments to franchisees of $1.3 million. Sales would have increased 0.2% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 1, 2015, net sales in North America decreased $10.4 million, or 2.4%, from the six months ended August 2, 2014. The decrease was attributable to the effect of store closures of $12.6 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $4.0 million and a decrease in same store sales of $2.5 million, partially offset by new store sales of $7.3 million and increased shipments to franchisees of $1.4 million. Sales would have decreased 1.5% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 1, 2015, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 4.7%, partially offset by a decrease in average transaction value of 4.4%.

For the six months ended August 1, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 4.2%, partially offset by an increase in average number of transactions per store of 3.5%.

During the three months ended August 1, 2015, gross profit percentage decreased 60 basis points to 48.5% compared to 49.1% during the three months ended August 2, 2014. The decrease in gross profit percentage consisted of a 90 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from higher freight costs. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

During the six months ended August 1, 2015, gross profit percentage decreased 10 basis points to 47.9% compared to 48.0% during the six months ended August 2, 2014. The decrease in gross profit percentage consisted of a 70 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in occupancy costs and a 30 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from higher freight costs. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the closure of our former China operations. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Jewelry	55.8	55.4	55.8	55.5
Accessories	44.2	44.6	44.2	44.5

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Net sales	$137,020	$165,371	$251,287	$304,516
(Decrease) increase in same store sales	(5.2)%	2.5%	(4.4)%	0.2%
Gross profit percentage	48.5%	50.6%	46.3%	49.1%
Number of company-operated stores at the end of the period	1,146	1,172	1,146	1,172
Number of concession stores at the end of the period	279	62	279	62

During the three months ended August 1, 2015, net sales in Europe decreased $28.4 million, or 17.1%, from the three months ended August 2, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $23.4 million, a decrease in same stores sales of $7.1 million and the effect of store closures of $3.8 million, partially offset by new store sales of $5.9 million. Sales would have decreased 3.5% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 1, 2015, net sales in Europe decreased $53.2 million, or 17.5%, from the six months ended August 2, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $45.9 million, a decrease in same stores sales of $11.1 million and the effect of store closures of $7.3 million, partially offset by new store sales of $11.1 million. Sales would have decreased 2.9% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 1, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.3%, partially offset by an increase in average transaction value of 1.7%.

For the six months ended August 1, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 4.7%, partially offset by an increase in average transaction value of 0.5%.

During the three months ended August 1, 2015, gross profit percentage decreased 210 basis points to 48.5% compared to 50.6% during the three months ended August 2, 2014. The decrease in gross profit percentage consisted of a 240 basis point decrease in merchandise margin and a 20 basis point increase in occupancy costs, partially offset by a 50 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign currency exchange rates. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

During the six months ended August 1, 2015, gross profit percentage decreased 280 basis points to 46.3% compared to 49.1% during the six months ended August 2, 2014. The decrease in gross profit percentage consisted of a 310 basis point decrease in merchandise margin and a 20 basis point increase in occupancy costs, partially offset by a 50 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign currency exchange rates, increased accessories penetration and higher freight costs. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 1, 2015	Three Months Ended August 2, 2014	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Jewelry	38.8	43.8	38.3	43.2
Accessories	61.2	56.2	61.7	56.8

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We anticipate that cash generated from operations, borrowings under our $115.0 million U.S. Credit Facility and $50.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2015, and we expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. No principal is due on the Notes until Fiscal 2017, when our Senior Subordinated Notes will mature. We expect to pay the outstanding principal amount of these Notes at maturity through a combination of new indebtedness, cash from operations and other available sources. However, our ability to make interest payments and meet operational liquidity needs, as well as our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended August 1, 2015 and August 2, 2014 is outlined in the table below (in thousands):

	Six Months Ended August 1, 2015	Six Months Ended August 2, 2014
Operating activities	$(42,800)	$(19,739)
Investing activities	(12,770)	(31,437)
Financing activities	111,137	19,285

Cash flows from operating activities

For the six months ended August 1, 2015, cash used in operations increased $23.1 million compared to the prior year period. The primary reason for the increase was an increase in working capital of $18.1 million and a net decrease in operating income adjusted for non-cash items and other items of $5.0 million, excluding cash equivalents. For the six months ended August 2, 2014, cash used in operations decreased $26.7 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital, excluding cash and cash equivalents, of $28.4 million, a decrease in tax payments and other items of $6.5 million, and a decrease in interest payments of $4.6 million, partially offset by a net decrease in operating income, of $12.8 million.

Cash flows from investing activities

For the six months ended August 1, 2015, cash used in investing activities was $12.8 million and consisted of $14.5 million for capital expenditures, partially offset by proceeds of $1.7 million for sale of intangible assets. For the six months ended August 2, 2014, cash used in investing activities was $31.4 million and primarily consisted of $31.4 million for capital expenditures. During the remainder of Fiscal 2015, we expect to fund approximately $9.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended August 1, 2015, cash provided by financing activities was $111.1 million, which consisted of net borrowings of $111.3 million under the revolving U.S. Credit Facility, partially offset by payment of $0.1 million in financing costs and payment of $0.1 million for capital lease. For the six months ended August 2, 2014, cash provided by financing activities was $19.3 million, which consisted primarily of net borrowings of $19.5 million under the revolving Credit Facility, partially offset by payment of $0.2 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of August 1, 2015, we had cash and cash equivalents of $83.0 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of August 1, 2015, our foreign subsidiaries held cash and cash equivalents of $41.7 million. During the six months ended August 1, 2015, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2015, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of August 1, 2015, we do not expect to pay U.S. income tax on future Fiscal 2015 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of 6.0:1.0 based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, we amended the provisions in our U.S. Credit Facility with respect to the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the ratio increases to 6.75: 1.0 for all future quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35: 1.0. As of August 1, 2015, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 5.9:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of August 1, 2015, we were in compliance with the covenants.

As of August 1, 2015, we had $111.3 million of borrowings and $3.6 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $0.1 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of August 1, 2015, we were in compliance with the covenants under the Notes.

Europe Revolving Credit Facility

Certain of our European subsidiaries are party to the Europe Credit Facility, entered into in October 2014. In July 2015, we amended the Europe Credit Facility to increase the size from Euro 35 million to USD 50 million. The Europe Credit Facility will terminate on August 20, 2017. Loans under the Europe Credit Facility bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

All obligations under the Europe Credit Facility are unconditionally and fully guaranteed by Claire’s Gibraltar and certain of its existing direct or indirect wholly-owned European subsidiaries, subject to certain exceptions and limitations.

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of August 1, 2015, we had undrawn availability under our Europe Credit Facility of $50.0 million.

Europe Bank Credit Facilities

In addition to the Europe Credit Facility, our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of August 1, 2015, we had a reduction of $2.2 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns or promotional sales; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements, or expand our store base through concessions; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2014 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of August 1, 2015, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of August 1, 2015, we had fixed rate debt of $2,375.2 million and variable rate debt of $111.3 million. Based on our variable rate balance as of August 1, 2015, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.1 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of August 1, 2015, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are ($3.6) million and $1.0 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the six months ended August 1, 2015 and August 2, 2014, respectively.

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

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of August 1, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of August 1, 2015 because of a previously identified material weakness in the Company’s internal control over financial reporting as with respect to annual indefinite-lived intangible asset impairment analysis, which we are currently addressing.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 6.	Exhibits

10.1	Standard Form of option agreement for annual incentive plan exchange. (1)

10.2	Amendment No. 2 to Amended and Restated Credit Agreement dated as of September 20, 2012. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

September 10, 2015	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

September 10, 2015	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Standard Form of option agreement for annual incentive plan exchange.

10.2	Amendment No. 2 to Amended and Restated Credit Agreement dated as of September 20, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document