Form 10-Q
period 2015-10-31
CLAIRES STORES INC
filed 2015-12-04
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

As of December 1, 2015, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended October 31, 2015 and November 1, 2014	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2015 and November 1, 2014	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	34

Item 6. Exhibits	34

SIGNATURES	35

Ex-31.1 Section 302 Certification of CEO

Ex-31.2 Section 302 Certification of CFO

Ex-32.1 Section 906 Certification of CEO

Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	January 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash of $0 and $2,029, respectively	$23,908	$29,415
Inventories	192,023	145,908
Prepaid expenses	31,183	17,349
Other current assets	32,104	27,474

Total current assets	279,218	220,146

Property and equipment:
Furniture, fixtures and equipment	251,328	248,162
Leasehold improvements	321,839	324,306

	573,167	572,468
Accumulated depreciation and amortization	(386,919)	(365,036)

	186,248	207,432

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(5,191)	(4,514)

	12,864	13,541

Goodwill	1,426,899	1,426,899
Intangible assets, net of accumulated amortization of $73,834 and $70,374, respectively	501,420	510,362
Deferred financing costs, net of accumulated amortization of $31,655 and $25,465, respectively	26,673	32,525
Other assets	44,424	45,672

	1,999,416	2,015,458

Total assets	$2,477,746	$2,456,577

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities	$121,591	$—
Trade accounts payable	98,632	69,826
Income taxes payable	2,505	1,780
Accrued interest payable	42,510	67,790
Accrued expenses and other current liabilities	86,953	93,505

Total current liabilities	352,191	232,901

Long-term debt	2,374,614	2,376,478
Obligation under capital lease	16,778	16,954
Deferred tax liability	112,718	113,215
Deferred rent expense	36,035	35,265
Unfavorable lease obligations and other long-term liabilities	12,345	13,538

	2,552,490	2,555,450

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,823	619,325
Accumulated other comprehensive loss, net of tax	(42,131)	(37,698)
Accumulated deficit	(1,003,627)	(913,401)

	(426,935)	(331,774)

Total liabilities and stockholder’s deficit	$2,477,746	$2,456,577

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Net sales	$332,677	$350,669	$1,000,259	$1,081,841
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	179,724	183,442	531,652	560,247

Gross profit	152,953	167,227	468,607	521,594

Other expenses:
Selling, general and administrative	118,442	122,657	347,829	377,829
Depreciation and amortization	15,464	16,105	45,652	57,369
Severance and transaction-related costs	200	751	1,027	4,515
Other income, net	(2,185)	(1,472)	(4,651)	(2,287)

	131,921	138,041	389,857	437,426

Operating income	21,032	29,186	78,750	84,168
Interest expense, net	55,296	53,593	164,760	162,909

Loss before income tax expense	(34,264)	(24,407)	(86,010)	(78,741)
Income tax expense	1,675	2,415	4,216	6,792

Net loss	$(35,939)	$(26,822)	$(90,226)	$(85,533)

Net loss	$(35,939)	$(26,822)	$(90,226)	$(85,533)
Other comprehensive loss:
Foreign currency translation adjustments	94	(3,304)	(507)	(3,123)
Net loss on intra-entity foreign currency transactions, net of tax expense (benefit) of $1,191, $(680), $820 and $(577)	(928)	(11,909)	(3,926)	(11,127)

Other comprehensive loss	(834)	(15,213)	(4,433)	(14,250)

Comprehensive loss	$(36,773)	$(42,035)	$(94,659)	$(99,783)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Cash flows from operating activities:
Net loss	$(90,226)	$(85,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,652	57,369
Amortization of lease rights and other assets	2,534	2,949
Amortization of debt issuance costs	6,188	5,974
Accretion of debt premium	(1,864)	(1,712)
Net unfavorable accretion of lease obligations	(256)	(394)
Loss on sale/retirement of property and equipment, net	343	185
(Gain) loss on sale of intangible assets/lease rights	(2,475)	277
Stock-based compensation benefit	(502)	(211)
(Increase) decrease in:
Inventories	(47,094)	(5,527)
Prepaid expenses	(13,536)	(4,822)
Other assets	(6,180)	(2,530)
Increase (decrease) in:
Trade accounts payable	29,595	(1,163)
Income taxes payable	746	(2,959)
Accrued interest payable	(25,492)	(25,750)
Accrued expenses and other liabilities	(4,340)	(1,978)
Deferred income taxes	528	(160)
Deferred rent expense	2,927	3,113

Net cash used in operating activities	(103,452)	(62,872)

Cash flows from investing activities:
Acquisition of property and equipment	(22,414)	(41,394)
Acquisition of intangible assets/lease rights	(140)	(478)
Proceeds from sale of intangible assets/lease rights	2,614	—

Net cash used in investing activities	(19,940)	(41,872)

Cash flows from financing activities:
Proceeds from revolving credit facilities	285,223	264,180
Payments on revolving credit facilities	(163,758)	(189,300)
Payment of debt issuance costs	(415)	(606)
Principal payments on capital lease	(123)	(77)

Net cash provided by financing activities	120,927	74,197

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,013)	80

Net decrease in cash and cash equivalents	(3,478)	(30,467)
Cash and cash equivalents, at beginning of period	27,386	58,343

Cash and cash equivalents, at end of period	$23,908	$27,876

Supplemental disclosure of cash flow information:

Interest paid	$185,815	$184,232
Income taxes paid	2,932	10,591

Non-cash investing activities
Restricted cash received in escrow (bank)	(2,029)	2,497

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, long-term debt and revolving credit facilities. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of their interest rate. The estimated fair value of the Company’s long-term debt was approximately $1.52 billion as of October 31, 2015, compared to a carrying value of $2.37 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $1.90 billion as of January 31, 2015, compared to a carrying value of $2.38 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4. Debt

Debt as of October 31, 2015 and January 31, 2015 included the following components (in thousands):

	October 31, 2015	January 31, 2015
Revolving credit facilities:
U.S. senior secured revolving credit facility due 2017	$111,300	$—
Europe unsecured revolving credit facility due 2017	10,291	—

Total revolving credit facilities	$121,591	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,135,002	1,136,866
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000

Total long-term debt	$2,374,614	$2,376,478

Obligation under capital lease (including current portion)	$17,001	$17,124

(1)	Amounts include unamortized premium of $10,002 and $11,866 as of October 31, 2015 and January 31, 2015, respectively.

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

The U.S. Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, the Company amended the provisions in its U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0.

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

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of October 31, 2015, we had a reduction of $2.2 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

6. Accumulated Other Comprehensive Loss

The following summary sets forth the components of accumulated other comprehensive loss, net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 31, 2015	$(43,430)	$5,732	$(37,698)
Other comprehensive loss	(4,433)	—	(4,433)

Balance as of October 31, 2015	$(47,863)	$5,732	$(42,131)

7. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended October 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 31, 2015	4,166,399	$10.00
Options granted	682,325	$6.53
Options exercised	—
Options forfeited	(524,775)	$9.75
Options expired	(427,980)	$10.00

Outstanding as of October 31, 2015	3,895,969	$9.43	4.6

Options vested and expected to vest as of October 31, 2015	3,531,208	$9.52	4.5

Exercisable as of October 31, 2015	1,746,132	$10.00	3.8

The weighted average grant date fair value of options granted during the nine months ended October 31, 2015 and November 1, 2014 was $0.51 and $0.04, respectively.

During the three and nine months ended October 31, 2015 and November 1, 2014, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.1 million, $0.2 million, $(0.5) million and $(0.2) million, respectively. During the three and nine months ended October 31, 2015, the Company recorded reversals of stock option expense of $0.1 million and $0.8 million, respectively, associated with the forfeitures of stock options. Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8. Income Taxes

The effective income tax rate was (4.9)% for both the three and nine months ended October 31, 2015. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 31, 2015 by the Company’s U.S. operations.

The effective income tax rate was (9.9)% and (8.6)% for the three and nine months ended November 1, 2014, respectively. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended November 1, 2014 by the Company’s U.S. operations.

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

Net sales, depreciation and amortization and operating income for the three and nine months ended October 31, 2015 and November 1, 2014 are as follows (in thousands):

	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Net sales:
North America	$202,434	$206,072	$618,729	$632,728
Europe	130,243	144,597	381,530	449,113

Total net sales	332,677	350,669	1,000,259	1,081,841

Depreciation and amortization:
North America	9,527	9,567	28,886	37,589
Europe	5,937	6,538	16,766	19,780

Total depreciation and amortization	15,464	16,105	45,652	57,369

Operating income for reportable segments:
North America	14,672	18,969	59,127	50,834
Europe	6,560	10,968	20,650	37,849

Total operating income for reportable segments	21,232	29,937	79,777	88,683
Severance and transaction-related costs	200	751	1,027	4,515

Consolidated operating income	21,032	29,186	78,750	84,168
Interest expense, net	55,296	53,593	164,760	162,909

Consolidated loss before income tax expense	$(34,264)	$(24,407)	$(86,010)	$(78,741)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.1 million and $0.2 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and $0.4 million and $2.0 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.1 million and $0.6 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and $0.6 million and $2.5 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

10. Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of October 31, 2015 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

October 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,780	$4,254	$15,874	$—	$23,908
Inventories	—	113,864	78,159	—	192,023
Prepaid expenses	782	13,502	16,899	—	31,183
Other current assets	—	20,696	11,408	—	32,104

Total current assets	4,562	152,316	122,340	—	279,218

Property and equipment:
Furniture, fixtures and equipment	5,369	161,629	84,330	—	251,328
Leasehold improvements	1,335	193,638	126,866	—	321,839

	6,704	355,267	211,196	—	573,167
Accumulated depreciation and amortization	(4,280)	(250,208)	(132,431)	—	(386,919)

	2,424	105,059	78,765	—	186,248

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,191)	—	—	(5,191)

	—	12,864	—	—	12,864

Intercompany receivables	—	190,137	10,088	(200,225)	—
Investment in subsidiaries	2,012,688	(46,809)	—	(1,965,879)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	824	226,596	—	501,420
Deferred financing costs, net	26,048	—	625	—	26,673
Other assets	486	4,779	39,159	—	44,424

	2,313,222	1,261,425	590,873	(2,166,104)	1,999,416

Total assets	$2,320,208	$1,531,664	$791,978	$(2,166,104)	$2,477,746

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facilities	$111,300	$—	$10,291	$—	$121,591
Trade accounts payable	13,336	32,708	52,588	—	98,632
Income taxes payable	—	(234)	2,739	—	2,505
Accrued interest payable	42,502	—	8	—	42,510
Accrued expenses and other current liabilities	5,166	38,526	43,261	—	86,953

Total current liabilities	172,304	71,000	108,887	—	352,191

Intercompany payables	200,225	—	—	(200,225)	—
Long-term debt	2,374,614	—	—	—	2,374,614
Obligation under capital lease	—	16,778	—	—	16,778
Deferred tax liability	—	102,578	10,140	—	112,718
Deferred rent expense	—	24,995	11,040	—	36,035
Unfavorable lease obligations and other long-term liabilities	—	12,310	35	—	12,345

	2,574,839	156,661	21,215	(200,225)	2,552,490

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,823	1,435,909	797,656	(2,233,565)	618,823
Accumulated other comprehensive loss, net of tax	(42,131)	(5,080)	(37,534)	42,614	(42,131)
Accumulated deficit	(1,003,627)	(127,193)	(98,248)	225,441	(1,003,627)

	(426,935)	1,304,003	661,876	(1,965,879)	(426,935)

Total liabilities and stockholder’s equity (deficit)	$2,320,208	$1,531,664	$791,978	$(2,166,104)	$2,477,746

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$3,480	$4,009	$21,926	$—	$29,415
Inventories	—	82,949	62,959	—	145,908
Prepaid expenses	547	1,820	14,982	—	17,349
Other current assets	—	19,607	7,867	—	27,474

Total current assets	4,027	108,385	107,734	—	220,146

Property and equipment:
Furniture, fixtures and equipment	4,624	160,263	83,275	—	248,162
Leasehold improvements	1,335	194,571	128,400	—	324,306

	5,959	354,834	211,675	—	572,468
Accumulated depreciation and amortization	(3,629)	(236,760)	(124,647)	—	(365,036)

	2,330	118,074	87,028	—	207,432

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,514)	—	—	(4,514)

	—	13,541	—	—	13,541

Intercompany receivables	—	157,508	46,000	(203,508)	—
Investment in subsidiaries	2,011,504	(46,047)	—	(1,965,457)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,391	234,971	—	510,362
Deferred financing costs, net	31,696	—	829	—	32,525
Other assets	453	4,010	41,208	1	45,672

	2,317,653	1,229,356	637,413	(2,168,964)	2,015,458

Total assets	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$27,678	$40,763	$—	$69,826
Income taxes payable	—	103	1,677	—	1,780
Accrued interest payable	67,765	—	25	—	67,790
Accrued expenses and other current liabilities	6,649	38,541	48,315	—	93,505

Total current liabilities	75,799	66,322	90,780	—	232,901

Intercompany payables	203,507	—	—	(203,507)	—
Long-term debt	2,376,478	—	—	—	2,376,478
Obligation under capital lease	—	16,954	—	—	16,954
Deferred tax liability	—	102,550	10,665	—	113,215
Deferred rent expense	—	24,887	10,378	—	35,265
Unfavorable lease obligations and other long-term liabilities	—	13,454	84	—	13,538

	2,579,985	157,845	21,127	(203,507)	2,555,450

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,325	1,435,909	797,656	(2,233,565)	619,325
Accumulated other comprehensive loss, net of tax	(37,698)	(4,126)	(34,565)	38,691	(37,698)
Accumulated deficit	(913,401)	(186,961)	(42,825)	229,786	(913,401)

	(331,774)	1,245,189	720,268	(1,965,457)	(331,774)

Total liabilities and stockholder’s equity (deficit)	$2,324,010	$1,469,356	$832,175	$(2,168,964)	$2,456,577

(1)	Cash and cash equivalents include restricted cash of $2,029 for “Non-Guarantors”.

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended October 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$186,370	$146,307	$—	$332,677
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	40	101,685	77,999	—	179,724

Gross profit (deficit)	(40)	84,685	68,308	—	152,953

Other expenses:
Selling, general and administrative	4,254	61,662	52,526	—	118,442
Depreciation and amortization	239	8,572	6,653	—	15,464
Severance and transaction-related costs	70	—	130	—	200
Other (income) expense	(1,726)	(1,043)	584	—	(2,185)

	2,837	69,191	59,893	—	131,921

Operating income (loss)	(2,877)	15,494	8,415	—	21,032
Interest expense, net	54,501	547	248	—	55,296

Income (loss) before income taxes	(57,378)	14,947	8,167	—	(34,264)
Income tax expense	—	462	1,213	—	1,675

Income (loss) from continuing operations	(57,378)	14,485	6,954	—	(35,939)
Equity in earnings of subsidiaries	21,439	11	—	(21,450)	—

Net income (loss)	(35,939)	14,496	6,954	(21,450)	(35,939)
Foreign currency translation adjustments	94	14	37	(51)	94
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(928)	27	(933)	906	(928)

Other comprehensive income (loss)	(834)	41	(896)	855	(834)

Comprehensive income (loss)	$(36,773)	$14,537	$6,058	$(20,595)	$(36,773)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$189,880	$160,789	$—	$350,669
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	140	100,861	82,441	—	183,442

Gross profit	(140)	89,019	78,348	—	167,227

Other expenses:
Selling, general and administrative	4,122	61,429	57,106	—	122,657
Depreciation and amortization	184	8,604	7,317	—	16,105
Severance and transaction-related costs	165	—	586	—	751
Other (income) expense, net	(2,231)	(132)	891	—	(1,472)

	2,240	69,901	65,900	—	138,041

Operating income (loss)	(2,380)	19,118	12,448	—	29,186
Interest expense, net	52,966	559	68	—	53,593

Income (loss) before income taxes	(55,346)	18,559	12,380	—	(24,407)
Income tax expense	—	553	1,862	—	2,415

Income (loss) from continuing operations	(55,346)	18,006	10,518	—	(26,822)
Equity in earnings (loss) of subsidiaries	28,524	(126)	—	(28,398)	—

Net income (loss)	(26,822)	17,880	10,518	(28,398)	(26,822)
Foreign currency translation adjustments	(3,304)	(257)	(1,575)	1,832	(3,304)
Net loss on intra-entity foreign currency transactions, net of tax	(11,909)	(802)	(11,971)	12,773	(11,909)

Other comprehensive loss	(15,213)	(1,059)	(13,546)	14,605	(15,213)

Comprehensive income (loss)	$(42,035)	$16,821	$(3,028)	$(13,793)	$(42,035)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended October 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$573,567	$426,692	$—	$1,000,259
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	122	304,686	226,844	—	531,652

Gross profit (deficit)	(122)	268,881	199,848	—	468,607

Other expenses:
Selling, general and administrative	10,474	181,788	155,567	—	347,829
Depreciation and amortization	651	26,095	18,906	—	45,652
Severance and transaction-related costs	431	3	593	—	1,027
Other (income) expense	(2,744)	(1,658)	(249)	—	(4,651)

	8,812	206,228	174,817	—	389,857

Operating income (loss)	(8,934)	62,653	25,031	—	78,750
Interest expense, net	162,390	1,639	731	—	164,760

Income (loss) before income taxes	(171,324)	61,014	24,300	—	(86,010)
Income tax expense (benefit)	—	(33)	4,249	—	4,216

Income (loss) from continuing operations	(171,324)	61,047	20,051	—	(90,226)
Equity in earnings (loss) of subsidiaries	81,098	(1,278)	—	(79,820)	—

Net income (loss)	(90,226)	59,769	20,051	(79,820)	(90,226)
Foreign currency translation adjustments	(507)	(273)	913	(640)	(507)
Net loss on intra-entity foreign currency transactions, net of tax	(3,926)	(681)	(3,882)	4,563	(3,926)

Other comprehensive loss	(4,433)	(954)	(2,969)	3,923	(4,433)

Comprehensive income (loss)	$(94,659)	$58,815	$17,082	$(75,897)	$(94,659)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$584,244	$497,597	$—	$1,081,841
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	655	304,658	254,934	—	560,247

Gross profit (deficit)	(655)	279,586	242,663	—	521,594

Other expenses:
Selling, general and administrative	11,638	187,230	178,961	—	377,829
Depreciation and amortization	2,183	30,162	25,024	—	57,369
Severance and transaction-related costs	1,862	1	2,652	—	4,515
Other (income) expense, net	(6,372)	(158)	4,243	—	(2,287)

	9,311	217,235	210,880	—	437,426

Operating income (loss)	(9,966)	62,351	31,783	—	84,168
Interest expense, net	161,192	1,656	61	—	162,909

Income (loss) before income taxes	(171,158)	60,695	31,722	—	(78,741)
Income tax expense (benefit)	—	(488)	7,280	—	6,792

Income (loss) from continuing operations	(171,158)	61,183	24,442	—	(85,533)
Equity in earnings (loss) of subsidiaries	85,625	(1,297)	—	(84,328)	—

Net income (loss)	(85,533)	59,886	24,442	(84,328)	(85,533)
Foreign currency translation adjustments	(3,123)	38	(2,569)	2,531	(3,123)
Net loss on intra-entity foreign currency transactions, net of tax	(11,127)	(278)	(11,179)	11,457	(11,127)

Other comprehensive loss	(14,250)	(240)	(13,748)	13,988	(14,250)

Comprehensive income (loss)	$(99,783)	$59,646	$10,694	$(70,340)	$(99,783)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(90,226)	$59,769	$20,051	$(79,820)	$(90,226)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(81,098)	1,278	—	79,820	—
Depreciation and amortization	651	26,095	18,906	—	45,652
Amortization of lease rights and other assets	—	—	2,534	—	2,534
Amortization of debt issuance costs	5,954	—	234	—	6,188
Accretion of debt premium	(1,864)	—	—	—	(1,864)
Net accretion of unfavorable lease obligations	—	(247)	(9)	—	(256)
Loss on sale/retirement of property and equipment, net	—	348	(5)	—	343
Gain on sale of intangible assets/lease rights	—	—	(2,475)	—	(2,475)
Stock-based compensation benefit	(453)	—	(49)	—	(502)
(Increase) decrease in:
Inventories	—	(30,915)	(16,179)	—	(47,094)
Prepaid expenses	(234)	(11,682)	(1,620)	—	(13,536)
Other assets	(34)	(1,828)	(4,318)	—	(6,180)
Increase (decrease) in:
Trade accounts payable	11,952	5,522	12,121	—	29,595
Income taxes payable	—	(337)	1,083	—	746
Accrued interest payable	(25,263)	—	(229)	—	(25,492)
Accrued expenses and other liabilities	(1,482)	(444)	(2,414)	—	(4,340)
Deferred income taxes	—	—	528	—	528
Deferred rent expense	—	108	2,819	—	2,927

Net cash provided by (used in) operating activities	(182,097)	47,667	30,978	—	(103,452)

Cash flows from investing activities:
Acquisition of property and equipment	(745)	(13,162)	(8,507)	—	(22,414)
Acquisition of intangible assets/lease rights	—	(37)	(103)	—	(140)
Proceeds from sale of intangible assets/lease rights	—	—	2,614	—	2,614

Net cash used in investing activities	(745)	(13,199)	(5,996)	—	(19,940)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	128,923	—	285,223
Payments on revolving credit facilities	(45,000)	—	(118,758)	—	(163,758)
Payment of debt issuance costs	(306)	—	(109)	—	(415)
Principal payments on capital lease	—	(123)	—	—	(123)
Intercompany activity, net	72,148	(32,631)	(39,517)	—	—

Net cash provided by (used in) financing activities	183,142	(32,754)	(29,461)	—	120,927

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,469)	456	—	(1,013)

Net increase (decrease) in cash and cash equivalents	300	245	(4,023)	—	(3,478)
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	3,780	4,254	15,874	—	23,908

Condensed Consolidating Statement of Cash Flows

Nine Months Ended November 1, 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(85,533)	$59,886	$24,442	$(84,328)	$(85,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(85,625)	1,297	—	84,328	—
Depreciation and amortization	2,183	30,162	25,024	—	57,369
Amortization of lease rights and other assets	—	—	2,949	—	2,949
Amortization of debt issuance costs	5,974	—	—	—	5,974
Accretion of debt premium	(1,712)	—	—	—	(1,712)
Net accretion of unfavorable lease obligations	—	(367)	(27)	—	(394)
Loss on sale/retirement of property and equipment, net	52	130	3	—	185
Loss on sale of intangible assets/lease rights	—	—	277	—	277
Stock-based compensation (benefit) expense	(537)	146	180	—	(211)
(Increase) decrease in:
Inventories	—	(5,115)	(412)	—	(5,527)
Prepaid expenses	(626)	(25)	(4,171)	—	(4,822)
Other assets	306	(2,069)	(767)	—	(2,530)
Increase (decrease) in:
Trade accounts payable	(9,175)	(16)	8,028	—	(1,163)
Income taxes payable	—	(29)	(2,930)	—	(2,959)
Accrued interest payable	(25,828)	—	78	—	(25,750)
Accrued expenses and other liabilities	(2,117)	(54)	193	—	(1,978)
Deferred income taxes	—	—	(160)	—	(160)
Deferred rent expense	—	3,240	(127)	—	3,113

Net cash provided by (used in) operating activities	(202,638)	87,186	52,580	—	(62,872)

Cash flows from investing activities:
Acquisition of property and equipment	(781)	(25,993)	(14,620)	—	(41,394)
Acquisition of intangible assets/lease rights	—	(85)	(393)	—	(478)

Net cash used in investing activities	(781)	(26,078)	(15,013)	—	(41,872)

Cash flows from financing activities:
Proceeds from revolving credit facilities	224,000	—	40,180	—	264,180
Payments on revolving credit facilities	(189,300)	—	—	—	(189,300)
Payment of debt issuance costs	(165)	—	(441)	—	(606)
Principal payments on capital lease	—	(77)	—	—	(77)
Intercompany activity, net	160,933	(59,717)	(101,216)	—	—

Net cash provided by (used in) financing activities	195,468	(59,794)	(61,477)	—	74,197

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(542)	622	—	80

Net increase (decrease) in cash and cash equivalents	(7,951)	772	(23,288)	—	(30,467)
Cash and cash equivalents, at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents, at end of period	1,960	4,827	21,089	—	27,876

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of October 31, 2015, we operated a total of 2,926 company-operated stores of which 1,793 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,133 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores by May 4, 2014. We are currently studying reintroduction of our brand in China via alternative channels. As of October 31, 2015, we also had a total of 703 concession stores, of which 244 were located in the United States and Canada (North America segment) and 459 stores were located in the United Kingdom, Ireland, France, Spain, Austria, Germany, Italy, Portugal and Switzerland (Europe segment).

As of October 31, 2015, we also franchised 530 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Serbia, Bulgaria, Sweden, Romania, Martinique, Pakistan, Thailand and South Africa. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Icing® is our second brand which we currently operate in North America through company-operated stores and in Europe and the Middle East through franchised stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability.

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

Financial activity for the three and nine months ended October 31, 2015 includes the following:

•	Net sales decrease of 5.1% and decrease of 7.5%; respectively;

•	Same store sales percentages;

	Three Months Ended October 31, 2015	Nine Months Ended October 31, 2015
Consolidated	(0.6)%	(1.6)%
North America	0.1%	(0.4)%
Europe	(1.6)%	(3.5)%

•	Merchandise margin decreased 170 basis points and decreased 140 basis points, respectively;

•	Operating income decreased of 27.9 % and decreased 6.4%, respectively; and

•	Operating income margin of 6.3 % and 7.9%, respectively.

Operational activity for the three and nine months ended October 31, 2015 includes the following:

•	Opened 376 and 585 concession stores, respectively;

•	Opened 6 and 12 new company-operated stores, respectively;

•	Closed 34 and 84 company-operated stores, respectively, due to underperformance or lease renewal terms that did not meet our criteria; and

•	Closed 0 and 12 concession stores, respectively.

A summary of our consolidated results of operations for the three and nine months ended October 31, 2015 and November 1, 2014 are as follows (dollars in thousands):

	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014
Net sales	$332,677	$350,669
Decrease in same store sales	(0.6)%	(1.4)%
Gross profit percentage	46.0%	47.7%
Selling, general and administrative expenses as a percentage of net sales	35.6%	35.0%
Depreciation and amortization as a percentage of net sales	4.6%	4.6%
Operating income	$21,032	$29,186
Net loss	$(35,939)	$(26,822)
Number of company-operated stores at the end of the period	2,926	3,038
Number of concession stores at the end of the period	703	125

	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Net sales	$1,000,259	$1,081,841
Decrease in same store sales	(1.6)%	(2.1)%
Gross profit percentage	46.8%	48.2%
Selling, general and administrative expenses as a percentage of net sales	34.8%	34.9%
Depreciation and amortization as a percentage of net sales	4.6%	5.3%
Operating income	$78,750	$84,168
Net loss	$(90,226)	$(85,533)
Number of company-operated stores at the end of the period	2,926	3,038
Number of concession stores at the end of the period	703	125

Net sales

Net sales for the three months ended October 31, 2015 decreased $18.0 million, or 5.1%, from the three months ended November 1, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $17.5 million, the effect of store closures of $10.7 million, a decrease in same store sales of $1.8 million and decreased shipments to franchisees of $0.6 million, partially offset by concession and new store sales of $12.6 million. Net sales would have decreased 0.2% excluding the impact from foreign currency exchange rate changes.

Net sales for the nine months ended October 31, 2015 decreased $81.6 million, or 7.5%, from the nine months ended November 1, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $67.4 million, the effect of store closures of $30.6 million and a decrease in same store sales of $15.4 million, partially offset by concession and new store sales of $31.0 million and increased shipments to franchisees of $0.8 million. Net sales would have decreased 1.4% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 31, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.9%, partially offset by an increase of average transaction value of 1.6%.

For the nine months ended October 31, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 0.7% and a decrease in average number of transactions per store of 0.5%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Jewelry	43.4	46.4	47.2	49.0
Accessories	56.6	53.6	52.8	51.0

	100.0	100.0	100.0	100.0

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

During the three months ended October 31, 2015, gross profit percentage decreased 170 basis points to 46.0% compared to 47.7% during the three months ended November 1, 2014. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 220 basis points, partially offset by a 30 basis point decrease in buying and buying-related costs and by a 20 basis point decrease in occupancy costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign exchange rates and an increase in markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

During the nine months ended October 31, 2015, gross profit percentage decreased 140 basis points to 46.8% compared to 48.2% during the nine months ended November 1, 2014. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 190 basis points, partially offset by a 30 basis point decrease in buying and buying-related costs and by a 20 basis point decrease in occupancy costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign exchange rates, increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs, and the closure of our former China operations.

Selling, general and administrative expenses

During the three months ended October 31, 2015, selling, general and administrative expenses decreased $4.2 million, or 3.4%, compared to the three months ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses increased 60 basis points compared to the three months ended November 1, 2014. Excluding a favorable $6.1 million foreign currency translation effect, selling, general, and administrative expenses would have increased $1.9 million. Of the remainder, the increase was primarily due to increased concession store commission expense, partially offset by lower compensation and related expenses.

During the nine months ended October 31, 2015, selling, general and administrative expenses decreased $30.0 million, or 7.9%, compared to the nine months ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses decreased 10 basis points compared to the nine months ended November 1, 2014. Excluding a favorable $23.8 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $6.2 million. Of the remainder, the decrease was primarily due to lower compensation and related expenses and closure of our former China operations, partially offset by increased concession store commission expense.

Depreciation and amortization expense

During the three months ended October 31, 2015, depreciation and amortization expense decreased $0.6 million to $15.5 million compared to $16.1 million for the three months ended November 1, 2014. Excluding a favorable $0.8 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $0.2 million.

During the nine months ended October 31, 2015, depreciation and amortization expense decreased $11.7 million to $45.7 million compared to $57.4 million for the nine months ended November 1, 2014. Excluding a favorable $2.9 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $8.9 million.

Other income, net

The following is a summary of other income activity for the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Royalty income	$(1,133)	$(1,325)	$(3,781)	$(3,866)
Gain on sale of assets	(805)	—	(2,475)	—
Foreign currency exchange (gain) loss, net	(237)	(129)	1,685	1,639
Other income	(10)	(18)	(80)	(60)

	$(2,185)	$(1,472)	$(4,651)	$(2,287)

Interest expense, net

During the three months ended October 31, 2015, net interest expense aggregated $55.3 million compared to $53.6 million for the three months ended November 1, 2014.

During the nine months ended October 31, 2015, net interest expense aggregated $164.8 million compared to $162.9 million for the nine months ended November 1, 2014.

Income taxes

The effective income tax rate for the three and nine months ended October 31, 2015 was (4.9)% and (4.9)% compared to (9.9)% and (8.6)% for the three and nine months ended November 1, 2014, respectively. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 31, 2015 and November 1, 2014, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Net sales	$202,434	$206,072	$618,729	$632,728
Increase (decrease) in same store sales	0.1%	(1.6)%	(0.4)%	(3.4)%
Gross profit percentage	46.4%	47.2%	47.4%	47.7%
Number of company-operated stores at the end of the period	1,793	1,876	1,793	1,876
Number of concession stores at the end of the period	244	12	244	12

During the three months ended October 31, 2015, net sales in North America decreased $3.6 million, or 1.8%, from the three months ended November 1, 2014. The decrease was attributable to the effect of store closures of $6.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.6 million and decreased shipments to franchisees of $0.6 million, partially offset by concession and new store sales of $6.1 million and an increase in same store sales of $0.2 million. Sales would have decreased 0.5% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 31, 2015, net sales in North America decreased $14.0 million, or 2.2%, from the nine months ended November 1, 2014. The decrease was attributable to the effect of store closures of $19.3 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $6.6 million and a decrease in same store sales of $2.3 million, partially offset by concession and new store sales of $13.4 million and increased shipments to franchisees of $0.8 million. Sales would have decreased 1.2% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 31, 2015, the increase in same store sales was primarily attributable to an increase in average number of transactions per store of 0.6%, partially offset by a decrease in average transaction value of 0.3%.

For the nine months ended October 31, 2015, the decrease in same store sales was primarily attributable to a decrease in average transaction value of 2.9%, partially offset by an increase in average number of transactions per store of 3.4%.

During the three months ended October 31, 2015, gross profit percentage decreased 80 basis points to 46.4% compared to 47.2% during the three months ended November 1, 2014. The decrease in gross profit percentage consisted of a 100 basis point decrease in merchandise margin, partially offset by a 20 basis point decrease in occupancy costs. The decrease in merchandise margin resulted primarily from an increase in markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

During the nine months ended October 31, 2015, gross profit percentage decreased 30 basis points to 47.4% compared to 47.7% during the nine months ended November 1, 2014. The decrease in gross profit percentage consisted of an 80 basis point decrease in merchandise margin, partially offset by a 30 basis point decrease in occupancy costs and a 20 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from an increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs and the closure of our former China operations. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Jewelry	50.4	52.0	54.0	54.3
Accessories	49.6	48.0	46.0	45.7

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Net sales	$130,243	$144,597	$381,530	$449,113
(Decrease) increase in same store sales	(1.6)%	(1.1)%	(3.5)%	(0.2)%
Gross profit percentage	45.3%	48.4%	46.0%	48.9%
Number of company-operated stores at the end of the period	1,133	1,162	1,133	1,162
Number of concession stores at the end of the period	459	113	459	113

During the three months ended October 31, 2015, net sales in Europe decreased $14.4 million, or 9.9%, from the three months ended November 1, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $14.9 million, the effect of store closures of $4.0 million and a decrease in same stores sales of $2.0 million, partially offset by concession and new store sales of $6.5 million. Sales would have increased 0.4% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 31, 2015, net sales in Europe decreased $67.6 million, or 15.0%, from the nine months ended November 1, 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $60.8 million, a decrease in same stores sales of $13.1 million and the effect of store closures of $11.3 million, partially offset by concession and new store sales of $17.6 million. Sales would have decreased 1.8% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 31, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.0%, partially offset by an increase in average transaction value of 3.9%.

For the nine months ended October 31, 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 5.0%, partially offset by an increase in average transaction value of 1.2%.

During the three months ended October 31, 2015, gross profit percentage decreased 310 basis points to 45.3% compared to 48.4% during the three months ended November 1, 2014. The decrease in gross profit percentage consisted of a 390 basis point decrease in merchandise margin, partially offset by a 70 basis point decrease in buying and buying-related costs and a 10 basis point decrease in occupancy costs. The decrease in merchandise margin percentage resulted primarily from increase in markdowns and unfavorable foreign currency exchange rates. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

During the nine months ended October 31, 2015, gross profit percentage decreased 290 basis points to 46.0% compared to 48.9% during the nine months ended November 1, 2014. The decrease in gross profit percentage consisted of a 330 basis point decrease in merchandise margin, partially offset by a 40 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from unfavorable foreign currency exchange rates, increase in markdowns and higher freight costs. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily due to lower buying and buying-relating costs.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended October 31, 2015	Three Months Ended November 1, 2014	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Jewelry	32.8	38.7	36.4	41.7
Accessories	67.2	61.3	63.6	58.3

	100.0	100.0	100.0	100.0

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

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 31, 2015 and November 1, 2014 is outlined in the table below (in thousands):

	Nine Months Ended October 31, 2015	Nine Months Ended November 1, 2014
Operating activities	$(103,452)	$(62,872)
Investing activities	(19,940)	(41,872)
Financing activities	120,927	74,197

Cash flows from operating activities

For the nine months ended October 31, 2015, cash used in operations increased $40.6 million compared to the prior year period. The primary reason for the increase was an increase in working capital of $26.4 million and a net decrease in operating income adjusted for non-cash items and other items of $14.2 million, excluding cash equivalents. For the nine months ended November 1, 2014, cash used in operations decreased $39.7 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital, excluding cash and cash equivalents, of $46.8 million, a decrease in tax payments and other items of $5.9 million, and a decrease in interest payments of $4.1 million, partially offset by a net decrease in operating income before depreciation and amortization expense and other non-cash items, of $17.1 million.

Cash flows from investing activities

For the nine months ended October 31, 2015, cash used in investing activities was $19.9 million and consisted of $22.5 million for capital expenditures, partially offset by proceeds of $2.6 million from the sale of intangible assets. For the nine months ended November 1, 2014, cash used in investing activities was $41.9 million and primarily consisted of $41.9 million for capital expenditures. During the remainder of Fiscal 2015, we expect to fund approximately $3.0 million of capital expenditures.

Cash flows from financing activities

For the nine months ended October 31, 2015, cash provided by financing activities was $120.9 million, which consisted primarily of net borrowings of $121.4 million under our Credit Facilities (as described below), partially offset by payment of $0.4 million in financing costs and payment of $0.1 million for capital lease. For the nine months ended November 1, 2014, cash provided by financing activities was $74.2 million, which consisted primarily of net borrowings of $74.9 million under our Credit Facilities (as described below), partially offset by payment of $0.6 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness in privately-negotiated, open market transactions.

Cash Position

As of October 31, 2015, we had cash and cash equivalents of $23.9 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of October 31, 2015, our foreign subsidiaries held cash and cash equivalents of $15.9 million. During the nine months ended October 31, 2015, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carry forwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2015, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of October 31, 2015, we do not expect to pay U.S. income tax on future Fiscal 2015 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

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

U.S Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein, as amended (as amended, the “U.S. Credit Facility”), which provides for a $115.0 million five-year senior secured revolving credit facility maturing September 20, 2017.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, we amended the provisions in our U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0. As of October 31, 2015, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 6.5:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of October 31, 2015, we were in compliance with the covenants.

As of October 31, 2015, we had $111.3 million of borrowings and $3.6 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $0.1 million as of that date.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of October 31, 2015, we were in compliance with the covenants under the Notes.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of October 31, 2015, we had $10.3 million of borrowings, which reduces the borrowing availability under the Europe Credit Facility to $39.7 million as of that date.

Europe Bank Credit Facilities

In addition to the Europe Credit Facility, our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of October 31, 2015, we had a reduction of $2.2 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our annual impairment testing for Fiscal 2014 resulted in a recognition of non-cash impairment charges of $123.2 million and $12.0 million related to goodwill and intangible assets, respectively. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2015, and we may be required to recognize additional impairment charges at that time or in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, excluding restricted cash, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of October 31, 2015, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of October 31, 2015, we had fixed rate debt of $2,374.6 million and variable rate debt of $121.6 million. Based on our variable rate balance as of October 31, 2015, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.2 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of October 31, 2015, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are ($4.4) million and ($14.3) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the nine months ended October 31, 2015 and November 1, 2014, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of October 31, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2015 because of a previously identified material weakness in the Company’s internal control over financial reporting as with respect to annual indefinite-lived intangible asset impairment analysis, which we are currently addressing.

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

CLAIRE’S STORES, INC.

December 4, 2015	By:	/s/Beatrice Lafon
Beatrice Lafon, Chief Executive Officer
(principal executive officer)

December 4, 2015	By:	/s/J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document