Form 10-K
period 2016-01-30
CLAIRES STORES INC
filed 2016-04-26
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2016

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

As of April 1, 2016, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

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

Since Fiscal 2011, we have refinanced the Former Credit Facility and a significant amount of the Merger Notes with the proceeds of additional note issuances. The following table summarizes the amounts and maturities of the remaining outstanding Merger Notes and additional note issuances (collectively, the “Notes”) as of January 30, 2016.

Note Series	Maturity	Amount (in millions)
9.0 % Senior Secured First Lien Notes	2019	$1,134.4	*
6.125% Senior Secured First Lien Notes	2020	210.0
8.875% Senior Secured Second Lien Notes	2019	450.0
7.75% Senior Notes	2020	320.0
10.5% Senior Subordinated Notes	2017	259.6

*	Includes unamortized premium of approximately $9.4 million.

In addition, we have a $115.0 million senior secured revolving credit facility (the “U.S. Credit Facility”) and a $50.0 million unsecured multi-currency revolving credit facility (the “Europe Credit Facility”), both that terminate in Fiscal 2017, and a capital lease obligation of approximately $17.0 million as of January 30, 2016. As of January 30, 2016, we had undrawn availability under our U.S. Credit Facility of $69.2 million and $50.0 million under our Europe Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information regarding our U.S. Credit Facility, Europe Credit Facility and the Notes.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. As a result, each of our fiscal years ended January 30, 2016 (“Fiscal 2015”), January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”) consisted of 52 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2015.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base, expand our international store base through franchise or similar licensing arrangements, or expand our store base through concession stores; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Trademarks and Tradenames

Certain of the titles and logos referenced in this Form 10-K are our trademarks and service marks. All other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1.	Business

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 47 countries through company-operated, concession stores, or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe that, by maintaining a highly relevant and ever changing merchandise assortment, offering a compelling value proposition, delivered in a fun and accessible way, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our second brand which we currently operate in North America through company-operated stores and in other markets through franchise stores. Icing® offers an inspiring merchandise assortment of fashionable and affordable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and is a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old for whom we create three distinct ranges: 3 to 6, 6 to 12 and 12 to 18. This target represents a total addressable market of approximately 900 million female customers across the globe. According to our estimates, we have over 95% brand awareness within this target demographic in our largest markets. As of January 30, 2016, Claire’s® had a presence in 47 countries through the 2,509 company-operated Claire’s® stores in North America and Europe, 709 concession stores and 532 franchised stores in numerous other geographies.

The Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® brand both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. Furthermore, the differentiation of our Claire’s® and Icing® brands allow us to operate multiple locations within a single mall or in close proximity. As of January 30, 2016, we operated 358 Icing® stores across the United States, Canada, and Puerto Rico and seven franchised stores overseas.

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

For Fiscal 2015, we had net sales of $1,402.9 million, compared to $1,494.3 million in Fiscal 2014. We reported a net loss for Fiscal 2015 of $(236.4) million, compared to net loss of $(212.0) million for Fiscal 2014.

Our Competitive Strengths

We have various competitive strengths that we believe have allowed us to operate successfully in many different global markets, as demonstrated by our ability over the past ten years to double the number of countries in which we operate to 47 countries as of January 30, 2016. We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some teen retail stores may have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe our competitive strengths include the following:

Category Defining Claire’s® Brand

According to our estimates, over 95% of our target demographic in our largest markets recognizes the Claire’s® brand. A Claire’s® store is located in approximately 85% of all major United States shopping malls across all 50 states and in 46 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 year olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion periodicals. Additionally, we leverage our e-commerce and mobile commerce (m-commerce) platforms and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Our employees are trained to provide friendly and effective service which we believe creates a memorable shopping experience. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of approximately 95 million customers over the years, including approximately 3.7 million in Fiscal 2015. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our stores have relatively low build out costs and moderate inventory requirements. For a new store investment, we target a payback period of three years or less. We manage our store portfolio on a store-by-store basis to optimize overall returns and minimize risk. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet our criteria. As a result, for Fiscal 2015, approximately 92% of our stores were cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover. However, we are significantly leveraged, with total debt, including our U.S. Credit Facility, Europe Credit Facility, and capital lease obligation of approximately $2.41 billion as of January 30, 2016. As a result, a large portion of our cash flow is devoted to our debt service obligations. In addition, as of January 30, 2016, we had a total accumulated deficit of $1,149.8 million, primarily as a result of non-cash goodwill impairment charges in Fiscal 2008, FY 2014 and Fiscal 2015.

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

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and geographic portability. As of January 30, 2016, we operated or franchised a total of 3,041 Claire’s® stores across all 50 states of the United States and in 46 additional countries across the world. In addition, we have 709 concession stores across 11 countries. We also operated or franchised 365 Icing® stores as of January 30, 2016. In Fiscal 2015, we entered three new markets on a franchise basis, Pakistan, Thailand and South Africa, and franchised four new Icing® stores overseas. During Fiscal 2014, we entered one new market on a franchise basis, Martinique, and franchised three new Icing® stores overseas. During Fiscal 2013, we entered four new markets through franchising relationships. Over the past 10 years, we have doubled the number of countries in which we operate or franchise.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 615 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of offering proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively. We believe our vertically integrated sourcing capabilities enable us to respond to quickly changing consumer trends.

Business Strategy

Our business strategy is designed to maximize our sales opportunities, earnings growth and cash flow:

Generate Organic Growth

Continue To Enhance Merchandise and In-Store Experience

We are focused on enhancing the fashion-orientation and quality of our product offerings to deliver a unique, proprietary assortment that is highly relevant to our target customers. We believe we can drive growth through intensifying key merchandise categories as well as introducing new categories that matter to our customer as her tastes and needs change over time.

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

Deepen Customer Relationship & Loyalty

We will continue to drive brand awareness and deepen customer relationships with our branding efforts conducted through in-store marketing collateral, ongoing social media, and email campaigns. Maintaining and improving our leadership in ear piercing also allows us to solidify the customer’s experience with Claire’s® and establish brand loyalty early. We believe we can leverage our online community and proprietary customer database to drive increased customer engagement for Claire’s® and Icing®.

Company-Operated Store Base

We opened 127, 46 and 15 new company-operated stores in Fiscal 2013, Fiscal 2014 and Fiscal 2015, respectively. Of our 15 new stores opened in Fiscal 2015, 11 were in Europe and four were in North America. In January 2014, we made a decision to close our China stores and have closed all of our 17 company-operated stores in that country. We plan to open a total of approximately six new stores in Fiscal 2016. In North America, the Claire’s ® brand has significant penetration but we continue to opportunistically pursue additional locations. Historically, our remodel capital expenditures have produced increased sales returns similar to our new store expenditures. We typically target our most productive stores for remodel as they tend to deliver the best return on capital. We also evaluate stores whose leases are up for renewal and are likely to undergo a remodel. We plan to remodel approximately 30 additional Claire’s ® and Icing ® stores in Fiscal 2016.

In recent years, we have taken steps to reposition our Icing® brand. We believe our product offering at Icing ® is now more appropriate for its core demographic. We have also redesigned the store environment to offer a more mature atmosphere and shopping environment. We believe these changes will allow Icing ® to offer a similar value proposition to Claire’s ® while becoming more relevant for its target customer and have positioned the concept for growth both domestically and abroad.

Concession Store Expansion

In recent years, we have taken steps to expand our concession store base in North America and Europe, opening 14, 111, and 595 concession stores in Fiscal 2013, Fiscal 2014 and Fiscal 2015, respectively. We partner with prominent retailers and provide our merchandise for sale within the partner’s retail location. Most of our concession locations are not located within traditional shopping malls. By partnering, we avail ourselves access to new sales channels that enable us to diversify our dependence on mall based locations. In connection with the concession store sales, we are obligated to pay a commission to the partner when our products are sold within the partner’s stores. We experienced significant growth in number of stores opened in Fiscal 2015 and plan to continue this growth by opening approximately 500 stores concessions in Fiscal 2016.

Franchise in New Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that high potential “white space” opportunities remain. In Fiscal 2015, we entered three new markets: Pakistan, Thailand and South Africa, and franchised four new Icing ® stores overseas. In Fiscal 2014, we entered one new market: Martinique, and franchised three new Icing ® stores overseas. In Fiscal 2013, we entered four new markets: Philippines, Costa Rica, Colombia and Serbia. We are studying our brand introduction strategy for Brazil, Russia, and Australia via our franchise model and we will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

Grow Our E-Commerce Sales

We believe that the increasing penetration of internet enabled devices within our customer base offers an opportunity to better connect with our customer and complement our in-store experience. We launched our e-commerce and m-commerce platforms in the United States during Fiscal 2011 and Fiscal 2012, respectively, to allow our target customer to shop with Claire’s® at her convenience. In addition, our on-line channel allows us to expand product offerings to include complementary products not available in our stores. In early Fiscal 2013, we launched Claire’s® e-commerce internationally starting in the United Kingdom, France, and Canada and also launched our e-commerce platform for Icing® in North America.

During Fiscal 2015, we strengthened our digital marketing activities to deliver to our customer a targeted shopping experience across the device of her choice. As a result, we:

•	Grew sales driven by growth from our Europe division;

•	Attracted visitors from over 235 countries;

•	Transacted with customers in 175 countries;

•	Launched a mobile shopping app in both North American and Europe; and

•	Improved site visits with a focused review on the user experience, controlled testing and implementation of a new search tool.

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

For Fiscal 2016, we intend to focus on the following:

•	Improve user experience to ensure we provide the best customer experience online to allow us to maximize all sales conversion opportunities;

•	Implement improved mobile device capability to engage customers for both online and in-store sales;

•	Expand our Click & Collect program to increase traffic to stores and provide opportunities for customers to convert in-store while collecting her order;

•	Continue search engine optimization to ensure wherever our customer searches, our products will be front of mind;

•	Develop additional online partnerships to offer our products to a wider market; and

•	Implement a localization strategy across both site and social channels to ensure we are communicating with our customers with local market knowledge and tailored content;

•	Continue to streamline our infrastructure to improve delivery times to our customers and reduce fulfillment costs per order.

Merchandising

The Claire’s® mission is to be the “Girl’s Best Friend” brand for fun, fashionable, and value priced jewelry and accessories targeted at our core demographic of girls between 3-18 years old. To increase this focus, we realigned our buying and merchandising teams from three separate teams into one global team with a product focus on our under 12 and over 12 markets. Our merchandising team is keenly aware of the psychographics of our core customer and her ever-changing tastes and attitudes. We strive to connect with her as our “friend” with whom we share her most personal milestones – be it a first ear piercing, a first day at school, a first date, or a first job. We work to present a broad yet curated product assortment in an environment where girls and young women feel encouraged to express their personalities, creativity, and individuality. Our merchandising strategy leverages our authority as a jewelry destination and ear piercing specialist. Besides our core jewelry and accessories products, other important categories include hair accessories, our licensed product assortment, tech accessories and our beauty businesses. Our other accessories categories allow us to reflect seasonal changes in the business and the customer mindset, and we develop strong event assortments to capitalize on key traffic periods, like Prom, Back-To-School, Halloween, and Holiday.

For Fiscal 2015, the company-wide average in-store unit selling price for our products was $6.04 and the average transaction value was $15.12. Each Claire’s® store offers approximately 8,800 SKUs in the following major product categories:

•	Jewelry: Includes earrings as well as our ear piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; room decor; personal, fashion, and seasonal accessories, including tech accessories such as phone cases, jewelry holders, stationery, key rings, attitude glasses, headwear, legwear, armwear, and sunglasses; and handbags and small leather goods.

The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry	45.2	47.5	49.4
Accessories	54.8	52.5	50.6

	100.0	100.0	100.0

The mission of Icing® is to be the “Say Something” brand focused on smart, trend right products that are appropriate for young women aged 18-35, with a particular focus on women in their mid 20’s. Jewelry is the dominant category for Icing®, but the accessories business in highly penetrated as well. Key accessories categories include handbags, small leather goods, and tech accessories. Hair accessories are also important, and the beauty business is developing an excellent range of nail, eye, lip, and beauty tools products. The Icing® customer expresses her unique style and individuality through our products, and we enable the many dimensions of her personality and viewpoints to shine.

Over 90% of our merchandise consists of proprietary designs that carry the Claire’s® or Icing® label. The remainder consists of licensed products featuring brands such as Disney, Ty or selected entertainment properties, such as 5 Seconds of Summer. Our wide range of products allows us to capitalize on a spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 615 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources approximately 60-65% of our products. In Fiscal 2015, we purchased 85% of our merchandise from vendors based outside the United States, including 72% of those purchases made by our Hong Kong buying office. We are not dependent on any single supplier for our products. In Fiscal 2015, our Hong Kong buying office purchased over 90% of its merchandise from approximately 100 suppliers, none of which supplied more than 10% of total purchases made by our Hong Kong buying office.

Our distribution facility in Hoffman Estates, Illinois, a suburb of Chicago, ships merchandise to our North America stores, including our concession stores. Our distribution facility in Birmingham, United Kingdom services all of our stores in Europe, including our concession stores. We distribute merchandise to our franchisees from a third party-operated distribution center in Hong Kong. Our distribution centers ship merchandise by common carrier to our individual store locations. To keep our assortment fresh and exciting, we typically ship merchandise to our stores three to five times per week.

Stores

As of January 30, 2016, we operated a total of 2,867 stores, including 358 Icing® stores. We also have 709 concession stores throughout North America and Europe. We franchised 539 stores globally, including seven Icing® stores. Approximately 74 of those franchise locations are concession format stores. Our company-operated stores, globally average net sales of approximately $478,000 and net sales per square foot of $469 for Fiscal 2015.

Store Design and Environment

The in-store shopping experience is integral to the Claire’s® and Icing® brands. Our Claire’s® stores are designed and merchandised to allow our customer to discover appealing merchandise in a “treasure hunt” setting. We strive to maintain a consistent look and experience across all of our company-operated, concession stores, and franchised stores through a disciplined plan-o-gram process that coordinates floor plan changes 8-10 times per year.

Our stores in North America are located primarily in shopping malls and average approximately 1,000 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 664 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2015, approximately 44% of our sales were made in cash, with the balance made by checks, debit cards, and credit cards.

Each of our stores is typically led by a manager and a full-time assistant manager. In addition, each store, has one or more part-time employees, depending on store volume. Concession stores are supported either by their nearby company-operated stores or, by dedicated concession teams when no nearby company-operated stores exist in that market. We utilize a labor scheduling model that optimizes the number of hours allocated to appropriately staff for varying sales volumes expected during each week. Our developing concession business provides further opportunities to optimize labor scheduling.

New Stores and Store Economics

We have a standardized procedure for efficient opening of new stores and their integration into our information and distribution systems. The floor plan, merchandise layout and marketing efforts are developed specific to each new location. In addition, we maintain qualified store opening teams to provide training to new store employees. On average, we open a new store within one-to-two months from the commencement of construction.

We have experienced in-house real estate and development capabilities. During Fiscal 2015, we opened 15 new company-operated stores globally. Our capital investment, which includes build-out costs and cash preopening costs, amounted to $24.6 million for new stores opened and remodels completed in Fiscal 2015. During the past three fiscal years, we have remodeled 501 stores and plan to remodel a total of approximately 30 stores in Fiscal 2016. Sales at our new stores ramp quickly and generate attractive returns. For a new store investment, we generally target a payback period of three years or less. The majority of our new stores have met or exceeded this target.

Company-Operated Store Openings and Closings

In Fiscal 2015, we opened 15 stores and closed 146 underperforming stores, for a net decrease of 131 stores. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet the Company’s criteria. In Europe, we decreased our store count by 35 stores, net, resulting in a total of 1,126 stores. In North America, we decreased our store count by 96 stores, net, to 1,741 stores. “Stores, net” refers to stores opened, net of closings. In January 2014, we closed all of our 17 stores in China.

Store Openings (Closings):	Fiscal 2015	Fiscal 2014	Fiscal 2013
North America
Openings	4	24	47
Closings	(100)	(99)	(56)

Net	(96)	(75)	(9)

Europe
Openings	11	22	66
Closings	(46)	(46)	(42)

Net	(35)	(24)	24

China
Openings	—	—	14
Closings	—	(17)	—

Net	—	(17)	14

Consolidated
Openings	15	46	127
Closings	(146)	(162)	(98)

Total	(131)	(116)	29

We plan to open approximately six company-operated stores globally in Fiscal 2016. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations. In Fiscal 2015, the average sales per store of our new stores were almost 3.3 times that of our average closed stores.

Store Count

Store Count as of:	January 30, 2016	January 31, 2015	February 1, 2014
North America	1,741	1,837	1,912
Europe	1,126	1,161	1,185
China	—	—	17

Subtotal company-operated	2,867	2,998	3,114
Franchise	539	442	421

Total global stores	3,406	3,440	3,535

Concession stores	709	130	20

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

Our digital marketing effort includes our e-commerce and m-commerce sites, for Claire’s® and Icing®, both in the United States, Canada, the United Kingdom and France launched from Fiscal 2011. These have a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with social media and email campaigns which are complementary to in-store marketing. We leverage our Facebook® presence by posting content such as celebrity looks and Claire’s® promotions that are relevant to our target customer and have received over 1.6 million Likes on Facebook®. We use our email database to send weekly emails to over 1.3 million customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced. In September 2015, we launched our first mobile app in the U.S. and in the U.K. which have been downloaded over 265,000 times.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s®,” “Claire’s Club®,” and “Icing®.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand and South Africa. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Franchise strategy

Claire’s® has a strong global franchise platform with sophisticated franchise partners possessing strong retail experience, who also operate other leading retail brands. Claire’s® utilizes relationships with its franchisees to increase penetration in existing franchise markets, and intends to develop new franchise partnerships for entry into new geographic markets. During Fiscal 2015, we entered three new markets on a franchise basis for Claire’s® and opened four Icing® stores overseas. Typically, franchise agreements range between 1–10 years, and provide the option for renewals. Claire’s® and Icing® earn license and merchandise fees on merchandise shipped to franchisees and a mark-up on merchandise sold. We generally expect, based on our historical experience, that two to three franchise stores will be equivalent to the operating income contribution of one company-operated store. In addition, there is no capital expenditure or working capital requirement for Claire’s ® and Icing® when a franchise partner opens a store.

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

Competition

The specialty retail business is highly competitive. We compete on a global, national, regional, and local level with other specialty and discount store chains and independent retail stores. Our competition also includes Internet, direct marketing to consumer, and catalog businesses. We also compete with department stores, mass merchants, and other chain store concepts. We cannot estimate the number of our competitors because of the large number of companies in the retail industry that fall into one of these categories. We believe the main competitive factors in our business are brand recognition, merchandise assortments for each target customer, compelling value, store location, e-commerce and m-commerce capabilities, speed to market, and the shopping experience.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2015 were 23%, 25%, 24% and 29%, respectively.

Employees

On January 30, 2016, we employed approximately 18,100 employees, 65% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

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

We purchased merchandise from approximately 615 suppliers in Fiscal 2015. Approximately 85% of our Fiscal 2015 merchandise was purchased from suppliers outside the United States, including 72% of those purchases facilitated by our Hong Kong buying office for purchases from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, labor strikes, work stoppages, boycotts, weather, merchandise receipt delays, or safety issues involving merchandise, would likely have a material adverse effect on our operations. We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions on merchandise that we purchase, “anti-dumping” duties, and port security or other events that could slow port activities, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could negatively impact our financial condition, cash flows, results of operations and our revenue growth.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2015, approximately 42% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2015, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into United States dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of this impact.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in United States dollars. As a result, significant fluctuations in the value of the United States dollar against foreign currencies may adversely affect our sourcing operations. Further, a substantial weakening of foreign currencies against the United States dollar could adversely impact our net sales and profit margins unless we were to raise retail prices in the affected locations. Consumers in those locations may not accept significant price increases of our merchandise.

Foreign currency exchange rate fluctuations could have a material adverse effect on our financial condition, cash flows, results of operations and revenue growth.

A continued decline in the number of people who go to shopping malls could reduce the number of our customers, reduce our net sales and leave us with unsold inventory.

Substantially all of our North America stores are located in shopping malls. Our North America sales are derived, in part, from traffic in those shopping malls. We depend on the ability of the shopping mall’s

“anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also depend on the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from online retailers, competition from non-shopping mall retailers and other shopping malls where we do not have stores, and the closing of anchor tenants in a particular shopping mall. In addition, declines in customer traffic at shopping malls has adversely affected our results of operations. A continuing decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls could result in decreased sales and leave us with unsold inventory, which would have a material adverse affect on our business, financial condition and results of operations.

The failure to grow our store base outside of North America, expand our international franchising and concession stores businesses, or successfully implement our strategic initiatives may adversely affect our results of operations.

Our growth plans include expanding our store base outside of North America and to continuing our expansion in Europe. We have limited experience in operating stores outside of North America and Europe. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Customers in our new markets may not be as familiar with our brands, and we may need to build brand awareness in these markets through greater investments in promotional activities. As a result, our sales may not be at volumes we plan or not result in the margins we anticipate. In addition, in many of these markets, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Also, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America and Europe operations. As a result of several of these factors, we closed all of our 17 company-operated China stores in May 2014. If our expansion plans outside of North America and Europe are unsuccessful or do not deliver an appropriate return on our investments, our consolidated operations and financial results could be materially and adversely affected.

We also plan to expand into new countries by entering into franchising and licensing agreements with unaffiliated third parties who are familiar with the local retail environment and have sufficient retail experience to operate stores in accordance with our business model, which requires strict adherence to the guidelines established by us in our franchising agreements. We also are expanding our distribution channels and have launched several initiatives with strategic partners to sell our merchandise through concession stores. Under our stores concession model, we own merchandise until sold to the customer, so we bear the financial risk up until the point of sale. Failure to identify appropriate and creditworthy franchisees or concession stores partners, or negotiate acceptable terms in our agreements that meet our financial targets would adversely affect our international expansion goals, and could have a material adverse effect on our operating results and impede our strategy of increasing our net sales through expansion.

We also continually endeavor to minimize our operating expenses without adversely affecting the profitability of our business. We recently implemented changes to our buying and merchandising structure and streamlined our Global reporting structure as part of these cost saving initiatives. The success of these and other initiatives will depend on various factors, including the execution of our strategy, and our ability to respond to changing consumer preferences. The failure to successfully execute these strategies could result in lower cost savings than anticipated, lower sales and a failure to realize the benefits of the expenditures incurred for these initiatives.

The failure to successfully expand our e-commerce business could negatively impact our results of operations.

Our e-commerce business is subject to a number of risks and uncertainties, including the following:

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	increases in software filters that may inhibit our ability to market our merchandise through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act and the Children’s Online Privacy and Protection Act;

•	breaches of Internet security;

•	failures in our Internet infrastructure or the failure of systems or third parties, resulting in website downtime or other problems;

•	failure by us or our service providers to process online customer orders properly and on time;

•	failure by our service provider to provide warehousing and fulfillment services; and

•	failure to keep up with changes in technology.

Failure to grow our current e-commerce business, or successfully launch and grow our e-commerce business in new markets, could have a material adverse effect on our operating results and impede our growth strategy.

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our Notes.

Our success depends in part on our ability to improve sales. Our net sales for Fiscal 2015 declined 6.1% to $1,402.9 million from $1,494.3 million for Fiscal 2014, and our same stores sales decreased 1.2% in Fiscal 2015 compared to Fiscal 2014. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, and optimizing store performance. Our comparable sales results and margins may not meet the expectations of our investors or credit rating agencies in one or more future periods and could cause our credit ratings to decline and reduce the trading price of our Notes.

Our cost of doing business could increase as a result of changes in federal, state, local and international regulations regarding the content of our merchandise.

The Consumer Product Safety Improvement Act of 2008 (“CPSIA”), in general, bans the sale of children’s products containing lead in excess of certain maximum standards, and imposes other restrictions and requirements on the sale of children’s products, including importing, testing and labeling requirements. In addition, various states, from time to time, propose or enact legislation regarding heavy metals or chemicals in products that differ from federal laws. We are also subject to various other health and safety rules and regulations, such as the U.S. Food Drug and Cosmetic Act, the U.S. Hazardous Substance Act and the Canadian Food and Drugs Act. Our inability to comply with these regulatory requirements, including the new initiatives labeled as “green chemistry,” or other existing or newly adopted regulatory requirements, could increase our cost of doing business, result in lower sales or result in significant fines or penalties that could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Other than the stores that we operate through our concession stores model, all of our stores are leased. Our ability to renew any expired lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which in part are not within our control, such as availability of sufficient funds, conditions in the local real estate market, absence of occupancy delays, ability to construct, furnish and supply a store in a timely and cost effective manner, ability to hire and train new personnel, especially store managers, in a cost effective manner, competition for desirable properties, our relationships with current and prospective landlords, and negotiating acceptable lease terms that meet our financial targets. Our ability to operate stores on a profitable basis depends on various factors, including whether we can reduce the number of under-performing stores which have a higher level of fixed costs in comparison to net sales, and our ability to maintain a proportion of new stores to mature stores that does not harm existing sales. If we are unable to renew existing leases or lease suitable alternate locations, enter into leases for new stores on favorable terms, or increase our same store sales, our growth and our profitability could be adversely affected.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of retail real estate properties within the countries in which we operate. This could impact the quality of our decisions to exercise lease options at previously negotiated rents, renew expiring leases or enter into new leases, in each case at favorable rents. These decisions could also impact our ability to retain real estate locations adequate to meet our financial targets or efficiently manage the profitability of our existing store portfolio and could have a material adverse effect on our results of operations.

Natural disasters or unusually adverse weather conditions or potential emergence of disease or pandemic could adversely affect our net sales or supply of inventory.

Unusually adverse weather conditions, natural disasters, the potential emergence of widespread disease or pandemic or similar disruptions, especially during peak holiday selling seasons, but also at other times, could significantly reduce our net sales. In addition, these disruptions could also adversely affect our supply chain efficiency and make it more difficult for us to obtain sufficient quantities of merchandise from suppliers, which could have a material adverse effect on our financial position, earnings, and cash flow.

Information technology systems damage, interruptions or changes may disrupt our supply of merchandise.

Our information technology systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair or replacement costs, experience data loss or theft and may not be able to manage inventories or process transactions, which could adversely affect our results of operations.

We continually make significant technology investments to help maintain and update our existing information technology systems. Implementing significant system changes increases the risk of information technology system disruptions and potentially increases costs. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business, and we may incur increasing costs in an effort to minimize these cybersecurity risks or to remediate a data security breach.

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

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our service providers, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

Changes in the anticipated seasonal business pattern could adversely affect our sales and profits and our quarterly results may fluctuate due to a variety of factors.

Our business typically follows a seasonal pattern, peaking during the Christmas, Easter and back-to-school periods. Seasonal fluctuations also affect inventory levels, because we usually order merchandise in advance of peak selling periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.

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

Pursuant to the U.S. Patient Protection and Affordable Care Act, we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Some of these requirements will be phased in over future periods. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. Our impairment testing for Fiscal 2015 resulted in our recognition of non-cash impairment charges of $125.0 million and $29.0 million related to goodwill and intangible assets, respectively. For these impairment analyses, we are required to estimate the fair value of the assets being evaluated. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. We may be required to recognize additional impairment charges in the future. Additional impairment charges could have a material adverse impact on our results of operations.

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

While our internal and vendor operating guidelines promote ethical business practices, we do not control our independent manufacturers, franchisees or licensees, or their business practices. Accordingly, we cannot guarantee their compliance with our guidelines. Violation of labor or other laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and sanction laws administered by the U.S. Office of Foreign Assets Control (OFAC) by our independent manufacturers, franchisees or licensees, or the divergence from labor practices generally accepted as ethical in the United States, could diminish the value of our brand and reduce demand for our merchandise if, as a result of such violation, we were to attract negative publicity. In addition, we also conduct business directly in many countries. Accordingly, we are also subject to the U.S. Foreign Corrupt Practices Act and OFAC sanction laws and the U.K. Bribery Act. Acts by our employees that violate these laws could subject us to criminal or civil sanctions and penalties. As a result, our results of operations could be adversely affected.

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

Our success depends on the value of our Claire’s® and Icing® brands. The Claire’s® and Icing® names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, enjoyable customer experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

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

We are significantly leveraged. As of January 30, 2016, our total debt was approximately $2.41 billion, consisting of our Notes, U.S. Credit Facility, Europe Credit Facility and a capital lease obligation. Each of our U.S. Credit Facility and our Europe Credit Facility mature in 2017 and our 10.50% senior subordinated notes mature in June 2017. We cannot make assurances that we will have the financial resources required, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities or other indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, if any, and prevent us from meeting our debt obligations. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our U.S. Credit Facility and our Europe Credit Facility, will be at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the Notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities to grow our business;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our substantial high indebtedness, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes, our U.S. Credit Facility and our Europe Credit Facility each contain certain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of January 30, 2016, we had undrawn availability under our U.S. Credit Facility of $69.2 million and $50.0 million under our Europe Credit Facility. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the Notes and our U.S. Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

In addition, our Europe Credit Facility contains customary affirmative and negative covenants applicable to certain European subsidiaries, including restrictions on transfers of cash from our European to our North American subsidiaries. These covenants may limit the flexibility of our European subsidiaries.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, political, business and other factors beyond our control, including foreign currency exchange exposures. In Fiscal 2015, approximately 42% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2015, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

The amount of the income of our foreign subsidiaries that we expect to remit to the United States may significantly increase our United States federal income tax expense. We record United States federal income taxes on that portion of the income of our foreign subsidiaries that is expected to be remitted to the United States. In order to service our debt obligations in the United States, we may need to increase the portion of the income of our foreign subsidiaries that we expect to remit to the United States, which may significantly increase our income tax expense. Consequently, our income tax expense has been, and will continue to be, impacted by our strategic initiative to make substantial capital investments outside the United States.

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

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg. We lease all of our company-operated 2,867 store locations, generally for terms ranging from five to approximately 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

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

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of January 30, 2016. We believe our facilities are well maintained and are sufficient to meet our current and projected needs. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Global and Division management and distribution center	538,000	(1)
Birmingham, United Kingdom	Division management and distribution center	105,600	(2)
Pembroke Pines, Florida	Accounting	28,300
Hong Kong	Sourcing and buying	10,400
Paris, France	Field support	3,300	(3)
Madrid, Spain	Field support	2,200	(3)

(1)	Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. On February 19, 2010, we sold this Property to a third party. Contemporaneously with the sale, we entered into a lease agreement that provides for (a) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.
(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 81,700 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval.
(3)	We maintain our human resource and select operating functions for these countries at these facilities.

In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores and with third party vendors located in Cincinnati, Ohio and near our Birmingham, United Kingdom distribution center to provide distribution services for our e-commerce operations.

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

Holders

As of April 26, 2016, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Acquisition. Our Credit Facilities and the indentures governing the Notes restrict our ability to pay dividends.

Item 6.	Selected Financial Data

The balance sheet data as of January 30, 2016 and January 31, 2015 and statement of operations data for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The balance sheet data as of February 1, 2014, February 2, 2013, and January 28, 2012 and the statement of operations data for the fiscal years ended February 2, 2013 and January 28, 2012 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013 (1)	2012
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,402,860	$1,494,251	$1,513,177	$1,557,020	$1,495,900
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	734,067	767,459	753,631	755,996	724,775

Gross profit	668,793	726,792	759,546	801,024	771,125

Other expenses:
Selling, general and administrative	473,755	505,488	513,253	503,254	504,360
Depreciation and amortization	60,604	73,583	73,971	64,879	68,753
Impairment of assets	155,102	135,157	—	—	—
Severance and transaction-related costs	1,948	8,236	5,118	2,828	6,928
Other income, net	(8,055)	(7,132)	(4,568)	(6,105)	(1,254)

	683,354	715,332	587,774	564,856	578,787

Operating income	(14,561)	11,460	171,772	236,168	192,338
Gain (loss) on early debt extinguishment	—	—	(4,795)	(9,707)	6,405
Interest expense, net (2)	219,816	217,179	223,361	210,797	176,475

Income (loss) from continuing operations before income taxes	(234,377)	(205,719)	(56,384)	15,664	22,268
Income tax expense	2,058	6,259	8,923	14,382	10,636

Income (loss) from continuing operations	$(236,435)	$(211,978)	$(65,307)	$1,282	$11,632

Other Financial Data:
Capital expenditures:
New stores and remodels (3)	$24,559	$38,649	$86,124	$64,398	$63,705
Other	3,956	10,335	12,870	9,455	12,912

Total capital expenditures	28,515	48,984	98,994	73,853	76,617
Cash interest expense (4)	213,907	211,787	217,081	165,495	136,533
Store Data:
Number of stores (at period end)
North America (5)	1,741	1,837	1,929	1,924	1,953
Europe	1,126	1,161	1,185	1,161	1,118

Total company-operated (at period end)	2,867	2,998	3,114	3,085	3,071
Franchise	539	442	421	392	381

Total global stores	3,406	3,440	3,535	3,477	3,452
Concession stores	709	130	20	7	1
Total gross square footage (000’s) (at period end)	2,921	3,057	3,170	3,117	3,092
Net sales per store (000’s) (6)	$478	$489	$488	$506	$494
Net sales per square foot (7)	$469	$480	$481	$502	$490
Balance Sheet Data (at period end)
Cash and cash equivalents (8)	$18,871	$29,415	$58,343	$166,956	$174,374
Total assets (9)	2,213,555	2,426,328	2,694,026	2,760,282	2,734,888
Total debt (including Credit Facilities and capital lease) (9)	2,409,085	2,363,353	2,358,412	2,351,662	2,372,535
Total stockholder’s deficit	(580,244)	(331,774)	(83,033)	(14,440)	(22,296)

(1)	Consists of 53 weeks.
(2)	For Fiscal 2015, Fiscal 2014, Fiscal 2013, Fiscal 2012, and Fiscal 2011 include interest expense related to indebtedness held by Parent and affiliates in the amounts of $22,997, $22,904, $22,904, $22,392, and $22,182.
(3)	For Fiscal 2015, Fiscal 2014, Fiscal 2013, Fiscal 2012, and Fiscal 2011 include expenditures for store related intangible assets in the amounts of $927, $569, $2,756, $5,049, and $5,709. Fiscal 2015, Fiscal 2014, Fiscal 2013, Fiscal 2012 and Fiscal 2011 include expenditures for construction-in-process of $0, $0, $4,115, $570, and $393.
(4)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind or accretion of debt premium.
(5)	Includes 17 and three China stores in Fiscal 2013 and Fiscal 2012, respectively.
(6)	Net sales per store are calculated based on the average number of stores during the period.
(7)	Net sales per square foot are calculated based on the average gross square feet during the period.
(8)	As of January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012, cash and cash equivalents included restricted cash of $0, $2,029, $0, $0 and $4,350, respectively.
(9)	Amounts as of January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012 have been retroactively restated to reflect the reclassification of unamortized debt issuance costs from an asset to a contra-liability as a result of the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements during the year ended January 30, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. As a result, our fiscal years ended January 30, 2016 (“Fiscal 2015”), January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”) consisted of 52 weeks, respectively.

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

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of January 30, 2016, we operated a total of 2,867 company-operated stores of which 1,741 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,126 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores in that country. We are currently studying reintroduction of our brand in China via alternative channels. In recent years, we have taken steps to expand our concession stores base in North America and Europe, opening 14, 111, and 595 concession stores in Fiscal 2013, Fiscal 2014 and Fiscal 2015, respectively.

As of January 30, 2016, we also franchise stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Venezuela, Panama, Indonesia, Philippines, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand and South Africa. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Loss.

Financial activity for Fiscal 2015 includes the following:

•	Sales decrease of 6.1%;

•	Same store sales percentages;:

Fiscal 2015
Consolidated	(1.2)%
North America	(0.1)%
Europe	(3.0)%

•	Merchandise margin decreased 90 basis points;

•	Operating loss increase of 227.1%; and

•	Operating loss margin of 1.0%;

Operational activity for Fiscal 2015 includes the following:

•	Opened 15 new company-operated stores;

•	Closed 146 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened four new Icing ® franchise stores overseas; and

•	Opened 595 concession stores.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$1,402,860	$1,494,251	$1,513,177
Decrease in same store sales	(1.2)%	(2.2)%	(3.9)%
Gross profit percentage	47.7%	48.6%	50.2%
Selling, general and administrative expenses as a percentage of net sales	33.8%	33.8%	33.9%
Depreciation and amortization as a percentage of net sales	4.3%	4.9%	4.9%
Severance and transaction-related costs as percentage of net sales	0.1%	0.6%	0.3%
Impairment of assets	$155,102	$135,157	$—
Operating (loss) income	$(14,561)	$11,460	$171,772
Loss on early debt extinguishment	$—	$—	$(4,795)
Net loss	$(236,435)	$(211,978)	$(65,307)
Number of stores at the end of the period (1)	2,867	2,998	3,114
Concession stores	709	130	20

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Fiscal 2015 decreased $91.4 million, or 6.1%, from Fiscal 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $81.2 million, the effect of store closures of $43.5 million, a decrease in same store sales of $16.0 million and a decrease in shipments to franchisees of $0.5 million, partially offset by concession and new store sales of $49.8 million. Net sales would have decreased 0.7% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 3.1%, partially offset by an increase in average transaction value of 2.7%.

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

For Fiscal 2014, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 1.3%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry	45.2	47.5	49.4
Accessories	54.8	52.5	50.6

	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude our distribution center cost and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expense and “Depreciation and amortization” expense, respectively, in our Consolidated Statements of Operations and Comprehensive Loss. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

In Fiscal 2015, gross profit percentage decreased 90 basis points to 47.7% compared to the prior fiscal year of 48.6%. The decrease in gross profit percentage consisted of a 160 basis point decrease in merchandise margin, partially offset by a 40 basis point decrease in occupancy costs and by a 30 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from unfavorable foreign currency exchange rates and an increase in markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

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

Selling, general and administrative expenses

In Fiscal 2015, selling, general and administrative expenses decreased $31.7 million, or 6.3%, over the prior fiscal year. Excluding a favorable $28.0 million foreign currency translation effect, selling, general and administrative expenses would have decreased $3.7 million. Besides the favorable foreign currency translation effect, the remainder of the decrease was primarily due to reductions in compensation-related expenses, such as store payroll and bonus and non-cash stock-based compensation, partially offset by increased concession store commission expense. As a percentage of net sales, selling, general and administrative expenses are flat compared to the prior year.

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

Depreciation and amortization expense

Depreciation and amortization expense decreased $13.0 million to $60.6 million during Fiscal 2015 compared to Fiscal 2014. Excluding a favorable $3.4 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $9.6 million.

Depreciation and amortization expense decreased $0.4 million to $73.6 million during Fiscal 2014 compared to Fiscal 2013. Excluding a favorable $0.7 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $0.3 million.

Impairment charges

Declines in customer traffic at shopping malls, where many of our stores are located, have adversely affected our results of operations. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. The impairment test conducted in Fiscal 2015 resulted in the recognition of non-cash impairment charges of $125.0 million, $29.0 million and $1.1 million, relating to goodwill, intangible assets and long-lived assets, respectively. The impairment test conducted in Fiscal 2014 resulted in the recognition of non-cash impairment charges of $123.2 million and $12.0 million, relating to goodwill and intangible assets, respectively. There were no impairment charges in Fiscal 2013. See Note 3 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since Fiscal 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, we incurred $1.9 million, $8.2 million and $5.1 million of such costs, respectively.

Other income, net

The following is a summary of other (income) expense activity for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Franchise fees	$(5,131)	$(5,247)	$(4,889)
Gain on sale of assets	(2,475)	—	—
Foreign currency exchange loss (gain), net	(378)	(1,741)	342
Other income	(71)	(144)	(21)

	$(8,055)	$(7,132)	$(4,568)

Loss on early debt extinguishment

The following is a summary of our note repurchase activity during Fiscal 2013 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions. There were no debt repurchase activities during Fiscal 2015 and Fiscal 2014.

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

Interest expense, net

Interest expense for Fiscal 2015 aggregated $219.8 million, an increase of $2.6 million compared to the prior year. The increase is primarily due to increased borrowings under our U.S Credit Facility and Europe Credit Facility.

For Fiscal 2015, interest expense includes approximately $8.3 million of amortization of deferred debt issuance costs and approximately $2.5 million of accretion of debt premium.

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

Income taxes

In Fiscal 2015, our income tax expense was $2.1 million and our effective income tax rate was (0.9)%. Our effective income tax rate for Fiscal 2015 reflects income tax benefit of $82.0 million on book losses offset by income tax expense of $12.9 million on earnings of foreign subsidiaries, income tax expense of $43.7 million on non-deductible goodwill impairment, and income tax expense of $33.6 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $11.7 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2015, we made net cash income tax payments of $3.5 million primarily for Europe.

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

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$876,976	$890,446	$918,687
Decrease in same store sales	(0.1)%	(2.9)%	(4.6)%
Gross profit percentage	48.7%	48.4%	50.7%
Number of stores at the end of the period (1)	1,741	1,837	1,929

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements. Includes 17 China stores as of Fiscal 2013.

Net sales

Net sales in North America during Fiscal 2015 decreased $13.5 million, or 1.5% from Fiscal 2014. The decrease was attributable to a decrease of $27.7 million due to the effect of store closures, an unfavorable foreign currency translation effect of our non-U.S. net sales of $8.2 million, a decrease in same store sales of $0.7 million and a decrease in shipments to franchisees of $0.5 million, partially offset by concession and new store sales of $23.6 million. Net sales would have decreased 0.6% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.3%, partially offset by an increase in average transaction value of 0.9%.

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

Gross profit

In Fiscal 2015, gross profit percentage increased 30 basis points to 48.7% compared to the gross profit percentage for Fiscal 2014 of 48.4%. The increase in gross profit percentage consisted of a 40 basis point decrease in occupancy costs and a 10 basis point decrease in buying and buying-related costs, partially offset by a 20 basis point decrease in merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs. The decrease in merchandise margin resulted primarily from unfavorable foreign currency exchange rates and an increase in markdowns, partially offset by higher initial markups. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry	51.3	52.6	53.9
Accessories	48.7	47.4	46.1

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$525,884	$603,805	$594,490
Decrease in same store sales	(3.0)%	(1.2)%	(2.8)%
Gross profit percentage	45.9%	49.0%	49.4%
Number of stores at the end of the period (1)	1,126	1,161	1,185

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Europe during Fiscal 2015 decreased $77.9 million, or 12.9%, from Fiscal 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $73.0 million, a decrease of $15.8 million due to the effect of store closures, a decrease in same store sales of $15.3 million, partially offset by concession and new store sales of $26.2 million. Net sales would have decreased 1.0% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 6.5%, partially offset by an increase in average transaction value of 4.5%.

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

Gross profit

In Fiscal 2015, gross profit percentage decreased 310 basis points to 45.9% compared to the gross profit percentage for Fiscal 2014 of 49.0%. The decrease in gross profit percentage consisted of a 380 basis point decrease in merchandise margin, partially offset by a 60 basis point decrease in buying and buying-related costs and by a 10 basis point decrease in occupancy costs. The decrease in merchandise margin resulted primarily from an unfavorable foreign currency exchange rates, increased accessories penetration, and markdowns. Markdowns fluctuate based upon many factors including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry	35.4	40.1	42.6
Accessories	64.6	59.9	57.4

	100.0	100.0	100.0

Liquidity and Capital Resources

Our operating liquidity requirements are funded through internally generated cash flow from net sales and cash on hand, and our revolving credit facilities. Our primary uses of cash are debt service requirements, new store expenditures, and working capital requirements. Cash outlays for the payment of interest are higher in Fiscal 2015 than in prior years as a result of by increased borrowings under our U.S Credit Facility and Europe Credit Facility. Our current capital structure generates tax losses in our U.S. operations because of debt service requirements. Accordingly, we expect to pay minimal cash taxes in the U.S. in the near term, while our foreign cash taxes are less affected by our capital structure and debt service requirements.

We anticipate that cash generated from operations, borrowings under our $115.0 million U.S. Credit Facility and $50.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, will be sufficient to allow us to satisfy payments of interest on our indebtedness, to fund new store expenditures, and meet working capital requirements over the next twelve months. Interest on the outstanding Notes (as described below) will be approximately $206.1 million in Fiscal 2016, which includes approximately $24.5 million payable to Parent and affiliates for Notes acquired in market transactions and held by them. We expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. However, our Senior Subordinated Notes will mature in June of Fiscal 2017 and our Credit Facilities will mature later in Fiscal 2017. We cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities and indebtedness. Our ability to make interest payments and meet operational liquidity needs will depend, in part, on our future operating performance and our ability to satisfy covenants under the Credit Facilities. In addition, our ability to refinance the Senior Subordinated Notes when they mature in Fiscal 2017, and to replace, renew or extend our Credit Facilities in 2017, will also depend in part on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in Part I, Item 1A – Risk Factors.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, we amended the provisions in our U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0. As of January 30, 2016, our revolving loans and letters of credit exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 6.3:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of January 30, 2016, we were in compliance with the covenants.

As of January 30, 2016, we had $42.2 million of borrowings and $3.6 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $69.2 million as of that date.

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

We used approximately $61.7 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase approximately $60.5 million aggregate principal amount of Senior Notes and to pay related fees and premiums pursuant to a tender offer for such Senior Notes, including $4.0 million in financing costs which have been recorded as a reduction of “Long-term debt” in the accompanying Consolidated Balance Sheet. The remaining net proceeds, together with cash on hand, were used to repurchase an additional $149.5 million aggregate principal amount of Senior Notes on June 3, 2013, pursuant to the redemption provisions applicable to such Notes.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of January 30, 2016, we were in compliance with the covenants under the Notes.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, including restrictions on transfers of cash from our European to our North American subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of January 30, 2016, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.6:1.0.

As of January 30, 2016, we had undrawn availability under our Europe Credit Facility of $50.0 million.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.2 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of January 30, 2016, we had a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Analysis of Consolidated Financial Condition

A summary of cash flows (used in) provided by operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating activities	$(21,210)	$21,070	$(3,153)
Investing activities	(25,901)	(48,984)	(98,791)
Financing activities	41,589	(792)	(3,575)

Our working capital at the end of Fiscal 2015 was $(60.8) million compared to $(12.8) million at the end of Fiscal 2014, a decrease of $48.1 million. The decrease in working capital mainly reflects an increase in revolving credit facility of $41.1 million, a decrease in cash and cash equivalents of $10.5 million, an increase in trade accounts and income tax payables of $7.7 million and a net decrease in prepaid expense and other items of $2.9 million, partially offset by a decrease in accrued liabilities of $8.1 million and an increase in inventories of $6.0 million.

Cash flows from operating activities

In Fiscal 2015, cash used in operations increased $42.3 million compared to Fiscal 2014. The primary reason for the increase was an increase in working capital of $26.9 million and a net decrease in operating income adjusted for non-cash items and other items of $15.4 million, excluding cash equivalents.

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

Cash flows from investing activities

In Fiscal 2015, cash used in investing was $26.0 million and consisted of $26.0 million for net capital expenditures.

In Fiscal 2014, cash used in investing was $49.0 million and consisted of $49.0 million for net capital expenditures.

In Fiscal 2016, we currently expect to fund approximately $20.0 million to $25.0 million of capital expenditures to open new stores and remodel existing stores.

Cash flows from financing activities

In Fiscal 2015, cash provided by financing activities was $41.6 million, which consisted primarily of net borrowings of $42.2 million under our Credit Facilities, partially offset by payment of $0.4 million in financing costs and payment of $0.2 million for capital lease.

In Fiscal 2014, cash used in financing activities was $0.8 million and primarily consisted of payment of $0.7 million in financing costs.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash position

As of January 30, 2016, we had consolidated cash and cash equivalents of $18.9 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of January 30, 2016, our foreign subsidiaries held cash and cash equivalents of $12.8 million. In Fiscal 2015 and Fiscal 2014, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of January 30, 2016, we do not expect to pay U.S. income tax on Fiscal 2015 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation. In Fiscal 2013, we did not repatriate any cash held by foreign subsidiaries.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our Parent, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, residual values and other items. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

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

Long-Lived Assets Impairment

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ from those estimates, which could materially impact our impairment assessment. In connection with our Fiscal 2015 annual impairment testing, we recognized a non-cash impairment charge of $1.1 million relating to our Europe reporting unit. We did not recognize any impairment charges on long-lived assets during Fiscal 2014 or Fiscal 2013.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2015 and Fiscal 2015 through 2025. Beyond Fiscal 2025, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings and closures, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our expected future growth rates.

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

In connection with our Fiscal 2015 annual impairment testing, we recognized a non-cash impairment charge on goodwill of $125.0 million relating to our North America reporting unit. In addition, in connection with our Fiscal 2015 annual impairment testing, we noted our other reporting unit which was more sensitive to near-term changes in same store sale percentages and discounted cash flow assumptions: Europe with $314.4 million of goodwill as of November 1, 2015 and fair value in excess of its carrying value of net assets of approximately 8%. While the reporting unit passed the first step of the impairment test, if the reporting unit’s operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of this reporting unit, the estimated fair value could decline and lead to a goodwill impairment charge in the future. In Fiscal 2014, we recognized a non-cash impairment charge on goodwill of $123.2 million relating to our North America reporting unit. We did not recognize any impairment charges during Fiscal 2013.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. In connection with our Fiscal 2015 annual impairment testing, we recognized a non-cash impairment charge on intangible assets of $29.0 million relating to our tradenames. We recognized a non-cash impairment charge on intangible assets of $12.0 million during Fiscal 2014 and did not recognize any impairment charges during Fiscal 2013.

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

During Fiscal 2015, we reported an increase of $33.9 million in the valuation allowance against our U.S. deferred tax assets and a decrease of $0.3 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2014, we reported an increase of $17.4 million in the valuation allowance against our U.S. deferred tax assets and an increase of $1.5 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2013, we reported an increase of $32.0 million in the valuation allowance against our U.S. deferred tax assets and an increase of $1.6 million in the valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of January 30, 2016:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years	4-5 years		More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,364.6	$—	$259.6	$2,105.0	(2)	$—
Capital lease obligation	37.6	2.4	5.0	5.2		25.0
Unrecorded Contractual Obligations:
Operating lease obligations (3)	823.2	189.5	270.4	184.9		178.4
Interest (4)	695.9	206.1	371.3	118.5		—
Letters of credit	3.6	3.6	—	—		—
License Agreement (5)	1.0	1.0	—	—		—

Total	$3,925.9	$402.6	$906.3	$2,413.6		$203.4

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.
(2)	Includes $1,125.0 million (excluding unamortized premium of $9.4 million) under our 9.0% Senior Secured First Lien Notes, $450.0 million under our 8.875% Senior Secured Second Lien Notes, $210.0 million under our 6.125% Senior Secured First Lien Notes and $320.0 million under our 7.75% Senior Notes.
(3)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.
(4)	Represents interest expected to be paid on our debt and does not assume any note repurchases or prepayments.
(5)	Represents a product license agreement that obligates us to pay the licensor a guaranteed minimum royalty.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2015 were 23%, 25%, 24% and 29%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and maintaining bank accounts with a group of credit worthy financial institutions. As of January 30, 2016, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

As of January 30, 2016, we had fixed rate debt of $2,351.0 million and variable rate debt of $41.1 million. Based on our variable rate balance as of January 30, 2016, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.4 million.

We no longer have exposure to interest rate risk associated with derivative instruments.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency hedges. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. As of January 30, 2016, we maintained no foreign currency hedges. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(11.5) million, $(36.6) million and $(4.4) million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2015, approximately 42% of our net sales were earned in currencies other than the USD, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of USD into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2015, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the USD. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into USD, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item – 1A Risk Factors.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. and subsidiaries (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s deficit, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida

April 26, 2016

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30, 2016	January 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents inclusive of restricted cash of $0 and $2,029, respectively	$18,871	$29,415
Inventories	151,954	145,908
Prepaid expenses	15,676	17,349
Other current assets	26,254	27,474

Total current assets	212,755	220,146

Property and equipment:
Furniture, fixtures and equipment	245,954	248,162
Leasehold improvements	310,021	324,306

	555,975	572,468
Accumulated depreciation and amortization	(383,334)	(365,036)

	172,641	207,432

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(5,416)	(4,514)

	12,639	13,541

Goodwill	1,301,922	1,426,899
Intangible assets, net of accumulated amortization of $74,683 and $70,374, respectively	470,227	510,362
Other assets	43,371	47,948

	1,815,520	1,985,209

Total assets	$2,213,555	$2,426,328

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities	41,059	—
Trade accounts payable	73,133	69,826
Income taxes payable	6,165	1,780
Accrued interest payable	67,984	67,790
Accrued expenses and other current liabilities	85,225	93,505

Total current liabilities	273,566	232,901

Long-term debt	2,351,072	2,346,229
Obligation under capital lease	16,712	16,954
Deferred tax liability	103,309	113,215
Deferred rent expense	36,144	35,265
Unfavorable lease obligations and other long-term liabilities	12,996	13,538

	2,520,233	2,525,201

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares;issued and outstanding 100 shares	—	—
Additional paid-in capital	618,831	619,325
Accumulated other comprehensive loss, net of tax	(49,239)	(37,698)
Accumulated deficit	(1,149,836)	(913,401)

	(580,244)	(331,774)

Total liabilities and stockholder’s deficit	$2,213,555	$2,426,328

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Net sales	$1,402,860	$1,494,251	$1,513,177
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	734,067	767,459	753,631

Gross profit	668,793	726,792	759,546

Other expenses:
Selling, general and administrative	473,755	505,488	513,253
Depreciation and amortization	60,604	73,583	73,971
Impairment of assets	155,102	135,157	—
Severance and transaction-related costs	1,948	8,236	5,118
Other income, net	(8,055)	(7,132)	(4,568)

	683,354	715,332	587,774

Operating (loss) income	(14,561)	11,460	171,772
Loss on early debt extinguishment	—	—	4,795
Interest expense, net	219,816	217,179	223,361

Loss before income tax expense	(234,377)	(205,719)	(56,384)
Income tax expense	2,058	6,259	8,923

Net loss	$(236,435)	$(211,978)	$(65,307)

Net loss	$(236,435)	$(211,978)	$(65,307)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,423)	(7,400)	(940)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $658, $(726) and $(36)	(8,118)	(29,189)	(3,442)

Other comprehensive loss	(11,541)	(36,589)	(4,382)

Comprehensive loss	$(247,976)	$(248,567)	$(69,689)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss), net	Accumulated deficit	Total
Balance: February 2, 2013	100	$—	$618,403	$3,273	$(636,116)	$(14,440)
Net loss	—	—	—	—	(65,307)	(65,307)
Stock option expense	—	—	1,096	—	—	1,096
Foreign currency translations adjustments	—	—	—	(940)	—	(940)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(3,442)	—	(3,442)

Balance: February 1, 2014	100	—	619,499	(1,109)	(701,423)	(83,033)
Net loss	—	—	—	—	(211,978)	(211,978)
Stock option benefit	—	—	(174)	—	—	(174)
Foreign currency translations adjustments	—	—	—	(7,400)	—	(7,400)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(29,189)	—	(29,189)

Balance: January 31, 2015	100	—	619,325	(37,698)	(913,401)	(331,774)
Net loss	—	—	—	—	(236,435)	(236,435)
Stock option benefit	—	—	(494)	—	—	(494)
Foreign currency translations adjustments	—	—	—	(3,423)	—	(3,423)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(8,118)	—	(8,118)

Balance: January 30, 2016	100	$—	$618,831	$(49,239)	$(1,149,836)	$(580,244)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Cash flows from operating activities:
Net income loss	$(236,435)	$(211,978)	$(65,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,604	73,583	73,971
Impairment of assets	155,102	135,157	—
Amortization of lease rights and other assets	3,651	3,888	3,675
Amortization of debt issuance costs	8,281	8,025	8,166
Accretion of debt premium	(2,512)	(2,308)	(2,120)
Net unfavorable accretion of lease obligations	(326)	(510)	(691)
Loss on sale/retirement of property and equipment, net	946	272	1,481
Loss on early debt extinguishment	—	—	4,795
(Gain) loss on sale of intangible assets/lease rights	(2,475)	277	(172)
Stock compensation (benefit) expense	(494)	(174)	1,096
(Increase) decrease in:
Inventories	(9,574)	23,124	(21,079)
Prepaid expenses	608	(1,220)	735
Other assets	(300)	(2,562)	(2,964)
Increase (decrease) in:
Trade accounts payable	5,409	(3,232)	9,094
Income taxes payable	823	(2,471)	(6,435)
Accrued interest payable	(15)	(543)	83
Accrued expenses and other liabilities	(3,164)	2,490	(6,592)
Deferred income taxes	(4,891)	(5,187)	(2,411)
Deferred rent expense	3,552	4,439	1,522

Net cash (used in) provided by operating activities	(21,210)	21,070	(3,153)

Cash flows from investing activities:
Acquisition of property and equipment	(27,588)	(48,415)	(92,123)
Acquisition of construction-in-process	—	—	(4,115)
Acquisition of intangible assets/lease rights	(927)	(569)	(2,756)
Proceeds from sales of intangible assets/lease rights	2,614	—	203

Net cash provided by (used in) investing activities	(25,901)	(48,984)	(98,791)

Cash flows from financing activities:
Proceeds from revolving credit facilities	314,690	311,180	137,800
Payments on revolving credit facilities	(272,490)	(311,180)	(137,800)
Proceeds from notes	—	—	530,000
Repurchases of notes, including tender premiums and fees	—	—	(523,660)
Payment of debt issuance costs	(441)	(684)	(9,861)
Principal payments of capital lease	(170)	(108)	(54)

Net cash provided by (used in) financing activities:	41,589	(792)	(3,575)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,993)	(2,251)	(3,094)

Net decrease in cash and cash equivalents	(8,515)	(30,957)	(108,613)
Cash and cash equivalents, at beginning of period	27,386	58,343	166,956

Cash and cash equivalents, at end of period	18,871	27,386	58,343
Restricted cash, at end of period	—	2,029	—

Cash and cash equivalents and restricted cash, at end of period	$18,871	$29,415	$58,343

Supplemental disclosure of cash flow information:
Interest paid	$213,907	$211,787	$217,081
Income taxes paid	3,495	11,690	18,358
Non-cash investing activities:
Restricted cash in escrow	$(2,029)	$2,497	$—

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

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

Fiscal Year - The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 30, 2016 (“Fiscal 2015”), January 31, 2015 (“Fiscal 2014”) and February 1, 2014 (“Fiscal 2013”), consisted of 52 weeks, respectively.

Use of Estimates - The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of January 30, 2016, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out basis using the retail method for North America and average cost method, at an individual item level, for Europe.

Prepaid Expenses – Prepaid expenses as of January 30, 2016 and January 31, 2015 included the following components (in thousands):

	January 30, 2016	January 31, 2015
Prepaid rent and occupancy	$13,714	$15,258
Prepaid insurance	360	634
Other	1,602	1,457

Total prepaid expenses	$15,676	$17,349

Other Current Assets - Other current assets as of January 30, 2016 and January 31, 2015 included the following components (in thousands):

	January 30, 2016	January 31, 2015
Credit card receivables	$6,229	$6,522
Franchise receivables	5,238	7,353
Store supplies	5,321	5,442
Deferred tax assets, net of valuation allowance	—	4,662
Income taxes receivable	3,604	—
Other	5,862	3,495

Total other current assets	$26,254	$27,474

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

Capital Leases - Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. On February 19, 2010, the Company sold its North America distribution center/office building (the “Property”) to a third party. The Company received net proceeds of $16.8 million from the sale of the Property. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two (2) five (5) year renewal periods, each at the option of the Company and (2) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Company has a $1.1 million letter of credit to secure lease payments for the Property.

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

Intangible Assets – Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its Europe subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Loss. See Note 3 – Impairment Charges for results of impairment testing and Note 4 – Goodwill and Other Intangible Assets, respectively, for more details.

Other Assets - Other assets as of January 30, 2016 and January 31, 2015 included the following components (in thousands):

	January 30, 2016	January 31, 2015
Initial direct costs of leases	$13,045	$14,504
Prepaid lease payments	5,243	5,863
Deferred tax assets, non-current	3,218	3,551
Other	21,865	24,030

Total other assets	$43,371	$47,948

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

Accrued Expenses and Other Current Liabilities – Accrued expenses and other current liabilities as of January 30, 2016 and January 31, 2015 included the following components (in thousands):

	January 30, 2016	January 31, 2015
Compensation and benefits	$26,669	$31,668
Gift cards and certificates	22,929	23,212
Sales and local taxes	14,134	14,087
Store rent	2,059	2,515
Other	19,434	22,023

Total accrued expenses and other current liabilities	$85,225	$93,505

Revenue Recognition - The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in “Accrued expenses and other current liabilities.” The Company excludes sales taxes collected from customers from “Net sales” in its Consolidated Statements of Operations and Comprehensive Loss.

The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Cost of Sales - Included within the Company’s Consolidated Statements of Operations and Comprehensive Loss line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. As a result, the Company has no internal transfer costs. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative expenses,” and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $14.6 million, $11.7 million and $12.3 million, for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Advertising Expenses - The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $11.8 million, $13.9 million and $12.6 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

Foreign Currency Translation - The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive loss, net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included the Company’s Consolidated Statements of Operations and Comprehensive Loss. These foreign currency transaction (gains) losses were approximately $(0.4) million, $(1.7) million and $0.3 million, for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Comprehensive Loss - Comprehensive loss represents a measure of all changes in shareholder’s deficit except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company’s total comprehensive loss consists of net loss, foreign currency translation adjustments, gain (loss) on intra-entity foreign currency transactions and reclassification of foreign currency translation adjustments into net loss. Amounts included in “Comprehensive loss” are recorded net of income taxes.

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, which include goodwill, intangible assets, and long-lived tangible assets, are not adjusted to fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. The Company reviews goodwill and indefinite-

lived intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. The Company monitors the carrying value of definite-lived intangible assets and long-lived tangible assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable.

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands): There was no impairment of the Company’s non-financial assets during Fiscal 2013.

		Fair Value Measurements as of January 30, 2016 Using
	Carrying Value (2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)(3)	Impairment Charges Fiscal 2015
Intangible assets	$435,069	$—	$—	$406,000	$29,069

(1)	See Note 3 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of tradenames relating to North America and Europe, $274,000 and $161,069, respectively.
(3)	Fair Value comprised of tradenames relating to North America and Europe, $257,000 and $149,000, respectively.

During Fiscal 2015, tradenames with a carrying value of $435.1 million were written down to their fair value of $406.0 million, resulting in an impairment charge of $29.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Loss. For goodwill, see Note 3 – Impairment Charges and Note 4 – Goodwill and Other Intangible Assets.

		Fair Value Measurements as of January 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Impairment Charges Fiscal 2014
Intangible assets	$286,000	$—	$—	$274,000	$12,000

(1)	See Note 3 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and consist of U.S. Treasury securities. The estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of January 30, 2016, compared to a carrying value of $2.35 billion at that date. The estimated fair value of the Company’s long-term debt was approximately $1.90 billion as of

January 31, 2015, compared to a carrying value of $2.35 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flows.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The Company does not expect adoption of ASU 2016-01 to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during fourth quarter 2015, utilizing prospective application as permitted. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of January 30, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of January 31, 2015.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective upon issuance. The Company early adopted this guidance in the fourth quarter of Fiscal 2015 and as a result reclassified unamortized debt issuance costs of $1.1 million as of January 30, 2016, from Deferred financing costs, net of accumulated amortization to a reduction of Revolving credit facilities, in the accompanying condensed consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016. The Company does not expect adoption of ASU 2015-11 to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company early adopted this guidance in the fourth quarter of Fiscal 2015 and as a result reclassified unamortized debt issuance costs of $22.9 million and $30.2 million as of January 30, 2016 and January 31, 2015, respectively from Deferred financing costs, net of accumulated amortization to a reduction of Long-term debt, in the accompanying condensed consolidated balance sheets.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2013 and early adoption is permitted. The Company adopted this guidance in the first quarter of Fiscal 2014 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

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

3.	IMPAIRMENT CHARGES

The Company recorded non-cash impairment charges for Fiscal 2015 and Fiscal 2014. No impairment charges were recorded for Fiscal 2013 (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Goodwill	$124,977	$123,157	$—
Tradenames	29,069	12,000	—
Long-lived assets	1,056	—	—

Total impairment charges	$155,102	$135,157	$—

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

Declines in customer traffic at shopping malls, where many of our stores are located, have adversely affected our results of operations. The Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. On the first day of the fourth quarter of Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

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

In Fiscal 2015, during testing under step 1, management determined the fair value of the North America reporting unit was less than its carrying value. Accordingly, management performed step 2 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the North America reporting unit was impaired by $125.0 million. This resulted in the Company recording a non-cash impairment charge of $125.0 million in Fiscal 2015, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Loss. In Fiscal 2014, we recognized $123.2 million impairment charge for goodwill and in Fiscal 2013, no impairment charge for goodwill was recognized.

The Company also performed similar impairment testing on its other indefinite lived intangible assets during the fourth quarter of Fiscal 2015, Fiscal 2014 and Fiscal 2013. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event.

In Fiscal 2015, the Company determined that the tradenames intangible assets in its Europe reporting unit and its North America reporting unit were impaired by $12.0 million and $17.0 million, respectively. This resulted in the Company recording a non-cash impairment charge of $29.0 million in Fiscal 2015, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Loss. In Fiscal 2014, we recognized a $12.0 million impairment charge for intangible assets and in Fiscal 2013, no impairment charge for intangible assets was recognized in Fiscal 2013.

In Fiscal 2015, the Company determined that the leasehold improvements and furniture, fixtures and equipment in its Europe reporting unit were impaired by $0.7 million and $0.4 million, respectively. This resulted in the Company recording a non-cash impairment charge of $1.1 million in Fiscal 2015, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Loss. No impairment charges for long-lived assets were recognized in Fiscal 2014 and Fiscal 2013.

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

The changes in the carrying amount of goodwill during Fiscal 2015 and Fiscal 2014 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of January 30, 2016:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(428,134)	(117,000)	(545,134)

	$987,517	$314,405	$1,301,922

	North America	Europe	Total
Balance as of January 31, 2015:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(303,157)	(117,000)	(420,157)

	$1,112,494	$314,405	$1,426,899

The carrying amount and accumulated amortization of identifiable intangible assets as of January 30, 2016 and January 31, 2015 were (in thousands):

		January 30, 2016		January 31, 2015
	Estimated	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 6 to 16	$65,738	$(14,524)	$72,532	$(13,965)
Franchise agreements	4 to 9	40,738	(29,015)	40,738	(26,083)
Favorable lease obligations	10	30,827	(30,375)	30,827	(29,666)
Other	5	1,008	(768)	965	(660)

Total intangible assets subject to amortization		138,311	(74,682)	145,062	(70,374)

Indefinite-lived intangible assets:
Indefinite-lived tradenames		$405,998	$—	$435,074	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		406,598	—	435,674	—

Total intangible assets		$544,909	$(74,682)	$580,736	$(70,374)

(1)	Amounts include lease rights not currently subject to amortization of $31,849 and $40,938 as of January 30, 2016 and January 31, 2015, respectively.

For Fiscal 2015, Fiscal 2014 and Fiscal 2013, amortization expense of $6.5 million, $7.5 million and $8.2 million, respectively, was recognized by the Company. As discussed in Note 3 – Impairment Charges, the Company recognized impairment charges related to intangible assets of $29.0 million and $12.0 million in Fiscal 2015 and Fiscal 2014, respectively. There were no such impairment charges for intangible assets in Fiscal 2013.

		Weighted Average Amortization
		Period for Amortizable
Intangible Asset Acquisitions (in 000’s)	Amortizable	Intangible Asset Acquisitions
Lease rights:
Fiscal 2015	$687	10.0
Fiscal 2014	81	10.0
Fiscal 2013	1,389	10.0
Other:
Fiscal 2015	43	5.0
Fiscal 2014	94	5.0
Fiscal 2013	154	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2015 was 9.7 years.

The remaining net amortization as of January 30, 2016 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2016	$5,272
2017	4,839
2018	4,656
2019	4,581
2020	1,607
2021 and thereafter	10,825

Total	$31,780

5.	DEBT

Debt as of January 30, 2016 and January 31, 2015 included the following components (in thousands):

	January 30, 2016	January 31, 2015
U.S. senior secured revolving credit facility due 2017	$42,200	$—
Unamortized debt issuance cost	(1,141)	—

Total revolving credit facility	$41,059	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,134,354	1,136,866
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000
Unamortized debt issuance cost	(22,894)	(30,249)

Total long-term debt	$2,351,072	$2,346,229

Obligation under capital lease (including current portion)	$16,954	$17,124

(1)	Amount includes unamortized premium of $9,354 and $11,866 as of January 30, 2016 and January 31, 2015, respectively.

As of January 30, 2016, the Company’s total debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2016	$2,404	$—
2017	2,453	259,612
2018	2,502	—
2019	2,552	1,575,000
2020	2,603	530,000
Thereafter	25,118	—

Total	37,632	$2,364,612

Imputed interest	(20,678)

Present value of minimum capital lease principal payments	16,954
Current portion	242

Long-term capital lease obligation	$16,712

The Company’s interest expense, net for Fiscal 2015, Fiscal 2014 and Fiscal 2013 included the following components (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
U.S. senior secured revolving credit facility due 2017	$5,038	$3,368	$1,745
Europe unsecured revolving credit facility due 2017	646	308	—
9.25% Senior fixed rate notes due 2015	—	—	6,021
9.625%/10.375% Senior toggle notes due 2015	—	—	9,895
10.5% Senior subordinated notes due 2017	27,268	27,193	27,191
9.0% Senior secured first lien notes due 2019	101,261	100,985	100,999
8.875% Senior secured second lien notes due 2019	39,948	39,838	39,838
6.125% Senior secured first lien notes due 2020	12,881	12,844	11,379
7.75% Senior notes due 2020	24,800	24,734	17,875
Capital lease obligation	2,179	2,203	2,205
Amortization of deferred debt issue costs	8,281	8,026	8,166
Accretion of debt premium	(2,512)	(2,308)	(2,120)
Other interest expense	57	24	232
Interest income	(31)	(36)	(65)

Interest expense, net	$219,816	$217,179	$223,361

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss, were $8.3 million, $8.0 million and $8.2 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Accrued interest payable as of January 30, 2016 and January 31, 2015 consisted of the following components (in thousands):

	January 30, 2016	January 31, 2015
U.S. senior secured revolving credit facility due 2017	$254	$71
Europe unsecured revolving credit facility due 2017	36	25
10.5% Senior subordinated notes due 2017	4,643	4,643
9.0% Senior secured first lien notes due 2019	38,664	38,664
8.875% Senior secured second lien notes due 2019	15,251	15,251
6.125% Senior secured first lien notes due 2020	4,912	4,912
7.75% Senior notes due 2020	4,224	4,224

Total accrued interest payable	$67,984	$67,790

LONG-TERM DEBT

U.S. Revolving Credit Facility and Note Covenants

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

As of January 30, 2016, we had $42.2 million of borrowings and $3.6 million of letters of credit outstanding, which reduces the borrowing availability under the U.S. Credit Facility to $69.2 million as of that date.

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

The Company used the proceeds of the offerings of the 9.0% Senior Secured First Lien Notes to reduce $1,154.3 million of indebtedness under the Former Term Loan, and to pay $28.0 million in financing costs which have been recorded as a reduction of Long-term debt in the accompanying Consolidated Balance Sheets.

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

The Company used approximately $61.7 million of the net proceeds of the offering of the 6.125% Senior Secured First Lien Notes to purchase approximately $60.5 million aggregate principal amount of the Company’s 9.25% Senior Fixed Rate Notes due 2015 and 9.625%/10.375% Senior Toggle Notes due 2015 (collectively, the “Senior Notes”), and to pay related fees and premiums pursuant to a tender offer for such Senior Notes, including $4.0 million in financing costs which have been recorded as a reduction of “Long-term debt” in the accompanying Consolidated Balance Sheets. The remaining net proceeds, together with cash on hand, were used to repurchase the remaining outstanding $149.5 million aggregate principal amount of Senior Notes on June 3, 2013, pursuant to the redemption provisions applicable to the Senior Notes.

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

Note Repurchases and Loss in Early Debt Extinguishment

The following is a summary of the Company’s note repurchase activity during Fiscal 2013 (in thousands). All debt repurchases in Fiscal 2013 were pursuant to the tender offer and note redemptions described above. There were no debt repurchase activities during Fiscal 2015 or Fiscal 2014.

	Fiscal 2013
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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, including restrictions on transfers of cash from our European to our North American subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least 5 successive Business Days in each year no loans under the Europe Credit Facility may be outstanding . The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of January 30, 2016, there were no borrowings outstanding under the Europe Credit Facility.

See Note 2 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.2 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 30, 2016, there was a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

6.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2031 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013 is set forth below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Minimum store rentals	$215,633	$231,328	$229,937
Store rentals based on net sales	1,828	1,912	2,550
Other rental expense	6,429	10,151	11,314

Total rental expense	$223,890	$243,391	$243,801

Minimum aggregate rental commitments as of January 30, 2016 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2016	$189,531
2017	150,166
2018	120,187
2019	101,238
2020	83,682
Thereafter	178,378

Total	$823,182

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $4.6 million and $5.6 million as of January 30, 2016 and January 31, 2015, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

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

The following summary sets forth the components of accumulated other comprehensive loss, net of tax for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (in thousands, net of tax):

	Foreign Currency Translation	Derivative Instruments	Total
Balance as of February 2, 2013	$(2,459)	$5,732	$3,273
Foreign currency translation adjustment	(940)	—	(940)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(36)	(3,442)	—	(3,442)

Balance as of February 1, 2014	(6,841)	5,732	(1,109)
Foreign currency translation adjustment	(7,400)	—	(7,400)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(726)	(29,189)	—	(29,189)

Balance as of January 31, 2015	(43,430)	5,732	(37,698)
Foreign currency translation adjustment	(3,423)	—	(3,423)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $658	(8,118)	—	(8,118)

Balance as of January 30, 2016	$(54,971)	$5,732	$(49,239)

There were no income tax effects on other comprehensive loss related to unrealized losses on foreign currency translation adjustments in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of January 30, 2016, 4,489,978 shares were available for future grants. The Board of Directors of Parent awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $(0.5) million, $(0.2) million and $1.1 million, respectively. During Fiscal 2015, Fiscal 2014and Fiscal 2013, the Company recorded reversals of stock compensation expense of $0.9 million, $1.2 million and $1.4 million, respectively. Related income tax expense (benefit) of approximately $0.2 million, $0.1 million and $(0.4) million were recognized in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Stock-based compensation is recorded in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

BOGO Option Offer

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Parent approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Board of Directors approved the grant of approximately 682,925, 1,935,550 and 786,690, respectively, of similar stock options. The Company recognized stock-based compensation expense (benefit) of $(0.5) million, $(0.2) million and $0.9 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2015, Fiscal 2014, and Fiscal 2013, the Board of Directors granted 0, 364,000 and 70,000, respectively, BOGO options. The Company recognized stock-based compensation expense of $0.0 million, $0.0 million and $0.1 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, related to these options.

The following is a summary of activity in the Company’s stock option plan from January 31, 2015 through January 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 31, 2015	4,166,399	$10.00
Options granted	682,925	$6.53
Options exercised	—	—
Options forfeited	(630,323)	$9.62
Options expired	(508,979)	$10.00

Outstanding as of January 30, 2016	3,710,022	$9.43	4.3

Options vested and expected to vest as of January 30, 2016	3,396,372	$10.00	4.2

Exercisable at end of period	1,742,007	$10.00	3.4

The weighted average grant date fair value of options granted in Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.51, $0.04 and $3.43, respectively.

As of January 30, 2016, there was $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that are expected to be recognized over a weighted-average period of approximately 1.8 years.

For options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2015		Fiscal 2014	Fiscal 2013
Expected dividend yield	0.00%		0.00%	0.00%
Weighted average expected stock price volatility	34.79%		42.30%	54.01%
Weighted average risk-free interest rate	1.37%		0.99%	0.77%
Range of risk-free interest rate	1.14% - 1.63%		0.53% - 1.69%	0.63% - 1.61%
Weighted average expected term (years)	4.47		3.44	4.70

Performance Options (Monte Carlo)	Fiscal 2015		Fiscal 2014	Fiscal 2013
Expected dividend yield	(a	)	0.00%	0.00%
Weighted average expected stock price volatility	(a	)	53.18%	53.66%
Weighted average risk-free interest rate	(a	)	2.00%	1.07%
Range of risk-free interest rate	(a	)	1.80% - 2.00%	0.92% - 1.63%
Weighted average expected term (years)	(a	)	N/A	N/A

(a)	Not applicable as none were issued in Fiscal 2015.

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

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Parent issued 125,000 shares of restricted common stock to certain members of executive management of the Company, of which 12,500 shares were subsequently forfeited. As of January 30, 2016, the 112,500 fully-vested shares of restricted common stock were outstanding and the unearned stock-based compensation relating to these shares was $0.

9.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

10.	INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2015, Fiscal 2014 and Fiscal 2013 were as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
U.S.	$(267,113)	$(261,478)	$(116,323)
Foreign	32,736	55,759	59,939

Total income (loss) before income taxes	$(234,377)	$(205,719)	$(56,384)

The components of income tax expense (benefit) for Fiscal 2015, Fiscal 2014 and Fiscal 2013 were as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Federal:
Current	$503	$—	$—
Deferred	(5,907)	(5,099)	(1,837)

	(5,404)	(5,099)	(1,837)

State
Current	438	790	785
Deferred	412	655	65

	850	1,445	850

Foreign
Current	6,035	11,306	12,375
Deferred	577	(1,393)	(2,465)

	6,612	9,913	9,910

Total income tax expense	$2,058	$6,259	$8,923

The provision for income taxes for Fiscal 2015, Fiscal 2014 and Fiscal 2013 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Foreign rate differential	5.0	8.4	26.2
State and local income taxes, net of federal tax benefit	0.1	0.9	3.3
Change in accrual for estimated tax contingencies	(0.2)	0.3	3.3
Goodwill impairment	(18.7)	(21.0)	—
Earnings of foreign subsidiaries	(5.4)	(13.0)	(19.4)
Valuation allowance	(14.3)	(9.2)	(66.0)
Other, net	(2.4)	(4.4)	1.8

	(0.9)%	(3.0)%	(15.8)%

In Fiscal 2015, the Company’s income tax expense was $2.1 million and its effective income tax rate was (0.9)%, including income tax expense of $33.6 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2014, the Company’s income tax expense was $6.3 million and its effective income tax rate was (3.0)%, including income tax expense of $18.8 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2013, the Company’s income tax expense was $8.9 million and its effective income tax rate was (15.8)%, including income tax expense of $37.2 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2015, Fiscal 2014 and Fiscal 2013 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriation to fund interest payments, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax liability as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Tax carryforwards	$213,579	$196,195
Compensation and benefits	4,372	9,620
Deferred rent	7,344	7,888
Depreciation	6,842	3,881
Accrued expenses	4,416	4,468
Gift cards	2,603	3,265
Inventory	2,573	2,426

Total gross deferred tax assets	241,729	227,743
Valuation allowance	(223,697)	(190,103)

Total deferred tax assets, net	18,032	37,640

Deferred tax liabilities:
Tradename intangibles	100,200	106,105
Earnings from foreign subsidiaries	11,102	21,701
Debt related	2,386	9,224
Lease rights	4,218	5,539
Other	217	73

Total deferred tax liabilities	118,123	142,642

Net deferred tax liability	$(100,091)	$(105,002)

The deferred tax assets and deferred tax liabilities as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30, 2016	January 31, 2015
Current deferred tax assets, net of valuation allowance	$—	$4,662
Non-current deferred tax assets	3,218	3,551
Non-current deferred tax liabilities, net of valuation allowance	(103,309)	(113,215)

Net deferred tax liability	$(100,091)	$(105,002)

The amount and expiration dates of operating loss and tax credit carryforwards as of January 30, 2016, are as follows (in thousands):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$143,630	2029 – 2036
Non-U.S. net operating loss carryforwards	16,203	2017 – 2033
Non-U.S. net operating loss carryforwards	8,726	Indefinite
State net operating loss carryforwards	15,087	2018 – 2036
U.S. foreign tax credits	29,933	2020 – 2026

Total	$213,579

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

In Fiscal 2015, the Company recorded an increase of $33.9 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2014, the Company recorded an increase of $17.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2013, the Company recorded an increase of $32.0 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2015, Fiscal 2014 and Fiscal 2013 was an increase of $33.6 million, an increase of $18.8 million and an increase of $33.6 million, respectively.

U.S. income taxes have not been recognized on the balance of accumulated unremitted earnings from the Company’s foreign subsidiaries as of January 30, 2016 of $169.6 million, as these accumulated undistributed earnings are considered reinvested indefinitely. For Europe subsidiaries, this amount is based on the balance maintained in local currency of the Company’s accumulated unremitted earnings as of February 2, 2008 converted into U.S. dollars at foreign exchange rates in effect on January 30, 2016. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable. The Company recognized U.S. income tax expense of $12.9 million, $26.7 million and $10.9 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Beginning balance	$9,223	$9,820	$11,229
Additions based on tax positions related to the current year	1,341	1,037	1,354
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(18)
Statute expirations	(998)	(1,593)	(2,745)
Settlements	—	(41)	—

Ending balance	$9,566	$9,223	$9,820

The amount of unrecognized tax benefits as of January 30, 2016 of $9.6 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.8 million and $2.7 million for the payment of interest and penalties accrued as of January 30, 2016 and January 31, 2015, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recognized $0.2 million, $(0.1) million and $(0.4) million, respectively, in interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before Fiscal 2010, and with few exceptions, for state, and local, or non-U.S. income tax examinations for years before Fiscal 2008. We have also concluded tax examinations in our significant foreign tax jurisdictions including the United Kingdom through Fiscal 2008, France through Fiscal 2013, and Canada through Fiscal 2008.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“Tri-Artisan”). Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under this management services agreement, Apollo Management and Tri-Artisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and Tri-Artisan. Under this management services agreement, the Company also agreed to provide customary indemnification. The Company paid Apollo Management and Tri-Artisan $3.1 million in each of Fiscal 2015, Fiscal 2014 and Fiscal 2013 for fees and out-of-pocket expenses. These amounts are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture. As of January 30, 2016 and January 31, 2015, Parent and affiliates held $233.0 million and $218.1 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $1.0 million and $0.8 million, respectively. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $23.0 million, $22.9 million and $22.9 million, respectively.

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

12.	SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$319,995	$347,587	$332,677	$402,601	$1,402,860
Gross profit	147,143	168,511	152,953	200,186	668,793
Impairment of assets (b)	—	—	—	155,102	155,102
Severance and transaction related costs	407	420	200	921	1,948
Interest expense, net	54,420	55,044	55,296	55,056	219,816
Income tax expense (a)	22	2,519	1,675	(2,158)	2,058
Net loss	(35,418)	(18,869)	(35,939)	(146,209)	(236,435)

(a)	Includes a $33.6 million charge for an increase in the valuation allowance related to deferred tax assets.
(b)	Represents an impairment charge relating to goodwill and tradenames. See Note 3 – Impairment Charges for detail of impairment charges.

	Fiscal 2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$353,343	$377,829	$350,669	$412,410	$1,494,251
Gross profit	166,273	188,094	167,227	205,198	726,792
Impairment of assets (b)	—	—	—	135,157	135,157
Severance and transaction related costs	1,582	2,182	751	3,721	8,236
Interest expense, net	54,759	54,557	53,593	54,270	217,179
Income tax expense (a)	133	4,244	2,415	(533)	6,259
Net loss	(38,137)	(20,574)	(26,822)	(126,445)	(211,978)

(a)	Includes a $18.8 million charge for an increase in the valuation allowance related to deferred tax assets.
(b)	Represents an impairment charge relating to goodwill and tradenames. See Note 3 – Impairment Charges for detail of impairment charges.

13.	SEGMENT REPORTING

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss within its North America division. The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss within its Europe division. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America division.

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales:
North America	$876,976	$890,446	$918,687
Europe	525,884	603,805	594,490

Total net sales	$1,402,860	$1,494,251	$1,513,177

Depreciation and amortization:
North America	$38,115	$47,972	$43,159
Europe	22,489	25,611	30,812

Total depreciation and amortization	$60,604	$73,583	$73,971

Segment operating income:
North America	$109,970	$98,018	$120,656
Europe	32,519	56,835	56,234

Total segment operating income	$142,489	$154,853	$176,890

Impairment of assets:
North America	$141,977	$135,157	$—
Europe	13,125	—	—

Total impairment charges	$155,102	$135,157	$—

Interest expense, net:
North America	$218,823	$216,799	$223,345
Europe	993	380	16

Total interest expense, net	$219,816	$217,179	$223,361

Income (loss) before income taxes:
North America	$(252,027)	$(257,380)	$(110,587)
Europe	17,650	51,661	54,203

Total income (loss) before income taxes	$(234,377)	$(205,719)	$(56,384)

Income tax expense (benefit):
North America	$(4,732)	$(3,448)	$(563)
Europe	6,790	9,707	9,486

Total income tax expense	$2,058	$6,259	$8,923

Net income (loss):
North America	$(247,295)	$(253,933)	$(110,024)
Europe	10,860	41,955	44,717

Net income (loss)	$(236,435)	$(211,978)	$(65,307)

Goodwill:
North America	$987,517	$1,112,494	$1,235,651
Europe	314,405	314,405	314,405

Total goodwill	$1,301,922	$1,426,899	$1,550,056

Long-lived assets:
North America	$123,126	$144,820	$165,916
Europe	62,154	76,153	97,687

Total long lived assets	$185,280	$220,973	$263,603

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total assets:
North America	$984,687	$1,145,278	$1,349,432
Europe	1,228,868	1,281,050	1,344,594

Total assets	$2,213,555	$2,426,328	$2,694,026

Capital expenditures
North America	$19,192	$35,827	$68,778
Europe	9,323	13,157	30,216

Total capital expenditures	$28,515	$48,984	$98,994

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Total segment operating income	$142,489	$154,853	$176,890
Impairment of assets	155,102	135,157	—
Severance and transaction-related costs	1,948	8,236	5,118

Consolidated operating (loss) income	$(14,561)	$11,460	$171,772

Excluded from segment operating income are impairment charges of $155.1 million and $135.2 million for Fiscal 2015 and Fiscal 2014, respectively. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, segment operating income also excludes severance and transaction-related costs for North America of $1.2 million, $3.4 million and $3.1 million, respectively, and for Europe of $0.7 million, $4.8 million and $2.0 million, respectively.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry:
North America	31.7	31.0	32.4
Europe	13.5	16.5	17.0

	45.2	47.5	49.4

Accessories:
North America	30.1	27.9	27.7
Europe	24.7	24.6	22.9

	54.8	52.5	50.6

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2015	Fiscal 2014	Fiscal 2013

United Kingdom	13.4	13.8	12.5

France	8.9	10.4	10.7

	Percentage of Total Long-lived Assets
Long-lived Assets:	January 30, 2016	January 31, 2015
United Kingdom	6.8	6.5

France	5.7	5.3

14.	SUPPLEMENTAL FINANCIAL INFORMATION

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of January 30, 2016, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$3,394	$12,813	$—	$18,871
Inventories	—	94,014	57,940	—	151,954
Prepaid expenses	344	1,485	13,847	—	15,676
Other current assets	—	16,023	10,231	—	26,254

Total current assets	3,008	114,916	94,831	—	212,755

Property and equipment:
Furniture, fixtures and equipment	5,537	160,128	80,289	—	245,954
Leasehold improvements	1,315	191,085	117,621	—	310,021

	6,852	351,213	197,910	—	555,975
Accumulated depreciation and amortization	(4,455)	(252,181)	(126,698)	—	(383,334)

	2,397	99,032	71,212	—	172,641

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,416)	—	—	(5,416)

	—	12,639	—	—	12,639

Intercompany receivables	—	169,836	43,000	(212,836)	—
Investment in subsidiaries	1,836,079	(43,436)	—	(1,792,643)	—
Goodwill	—	987,517	314,405	—	1,301,922
Intangible assets, net	257,000	671	212,556	—	470,227
Other assets	486	3,507	39,378	—	43,371

	2,093,565	1,118,095	609,339	(2,005,479)	1,815,520

Total assets	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$41,059	$—	$—	$—	$41,059
Trade accounts payable	642	27,930	44,561	—	73,133
Income taxes payable	—	228	5,937	—	6,165
Accrued interest payable	67,948	—	36	—	67,984
Accrued expenses and other current liabilities	5,657	39,834	39,734	—	85,225

Total current liabilities	115,306	67,992	90,268	—	273,566

Intercompany payables	212,836	—	—	(212,836)	—
Long-term debt	2,351,072	—	—	—	2,351,072
Obligation under capital lease	—	16,712	—	—	16,712
Deferred tax liability	—	93,626	9,683	—	103,309
Deferred rent expense	—	24,815	11,329	—	36,144
Unfavorable lease obligations and other long-term liabilities	—	12,977	19	—	12,996

	2,563,908	148,130	21,031	(212,836)	2,520,233

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,831	1,435,909	797,656	(2,233,565)	618,831
Accumulated other comprehensive income (loss), net of tax	(49,239)	(7,390)	(41,341)	48,731	(49,239)
Accumulated deficit	(1,149,836)	(300,326)	(92,234)	392,560	(1,149,836)

	(580,244)	1,128,560	664,083	(1,792,643)	(580,244)

Total liabilities and stockholder’s equity (deficit)	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

Condensed Consolidating Balance Sheet

January 31, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash (1)	$3,480	$4,009	$21,926	$—	$29,415
Inventories	—	82,949	62,959	—	145,908
Prepaid expenses	547	1,820	14,982	—	17,349
Other current assets	—	19,607	7,867	—	27,474

Total current assets	4,027	108,385	107,734	—	220,146

Property and equipment:
Furniture, fixtures and equipment	4,624	160,263	83,275	—	248,162
Leasehold improvements	1,335	194,571	128,400	—	324,306

	5,959	354,834	211,675	—	572,468
Accumulated depreciation and amortization	(3,629)	(236,760)	(124,647)	—	(365,036)

	2,330	118,074	87,028	—	207,432

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(4,514)	—	—	(4,514)

	—	13,541	—	—	13,541

Intercompany receivables	—	157,508	46,000	(203,508)	—
Investment in subsidiaries	2,011,504	(46,047)	—	(1,965,457)	—
Goodwill	—	1,112,494	314,405	—	1,426,899
Intangible assets, net	274,000	1,391	234,971	—	510,362
Other assets	1,900	4,010	42,037	1	47,948

	2,287,404	1,229,356	637,413	(2,168,964)	1,985,209

Total assets	$2,293,761	$1,469,356	$832,175	$(2,168,964)	$2,426,328

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,385	$27,678	$40,763	$—	$69,826
Income taxes payable	—	103	1,677	—	1,780
Accrued interest payable	67,765	—	25	—	67,790
Accrued expenses and other current liabilities	6,649	38,541	48,315	—	93,505

Total current liabilities	75,799	66,322	90,780	—	232,901

Intercompany payables	203,507	—	—	(203,507)	—
Long-term debt	2,346,229	—	—	—	2,346,229
Obligation under capital lease	—	16,954	—	—	16,954
Deferred tax liability	—	102,550	10,665	—	113,215
Deferred rent expense	—	24,887	10,378	—	35,265
Unfavorable lease obligations and other long-term liabilities	—	13,454	84	—	13,538

	2,549,736	157,845	21,127	(203,507)	2,525,201

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	619,325	1,435,909	797,656	(2,233,565)	619,325
Accumulated other comprehensive income (loss), net of tax	(37,698)	(4,126)	(34,565)	38,691	(37,698)
Accumulated deficit	(913,401)	(186,961)	(42,825)	229,786	(913,401)

	(331,774)	1,245,189	720,268	(1,965,457)	(331,774)

Total liabilities and stockholder’s equity (deficit)	$2,293,761	$1,469,356	$832,175	$(2,168,964)	$2,426,328

(1)	Cash and cash equivalents include restricted cash of $2,029 for “Non-Guarantors”.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$811,666	$591,194	$—	$1,402,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	990	418,361	314,716	—	734,067

Gross profit (deficit)	(990)	393,305	276,478	—	668,793

Other expenses:
Selling, general and administrative	14,436	249,007	210,312	—	473,755
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Severance and transaction-related costs	1,106	91	751	—	1,948
Other (income) expense	(4,881)	3,492	(6,666)	—	(8,055)

	28,550	412,035	242,769	—	683,354

Operating income (loss)	(29,540)	(18,730)	33,709	—	(14,561)
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	216,650	2,194	972	—	219,816

Income (loss) before income taxes	(246,190)	(20,924)	32,737	—	(234,377)
Income tax expense (benefit)	—	(4,555)	6,613	—	2,058

Income (loss) from continuing operations	(246,190)	(16,369)	26,124	—	(236,435)
Equity in earnings (loss) of subsidiaries	9,755	1,104	—	(10,859)	—

Net income (loss)	(236,435)	(15,265)	26,124	(10,859)	(236,435)
Foreign currency translation adjustments	(3,423)	(1,133)	1,346	(213)	(3,423)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(8,118)	(2,131)	(8,122)	10,253	(8,118)

Other comprehensive income (loss)	(11,541)	(3,264)	(6,776)	10,040	(11,541)

Comprehensive income (loss)	$(247,976)	$(18,529)	$19,348	$(819)	$(247,976)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$821,971	$672,280	$—	$1,494,251
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	752	423,502	343,205	—	767,459

Gross profit (deficit)	(752)	398,469	329,075	—	726,792

Other expenses:
Selling, general and administrative	15,594	254,711	235,183	—	505,488
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Severance and transaction-related costs	3,254	1	4,981	—	8,236
Other (income) expense	(9,171)	1,121	918	—	(7,132)

	24,054	418,332	272,946	—	715,332

Operating income (loss)	(24,806)	(19,863)	56,129	—	11,460
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	214,604	2,204	371	—	217,179

Income (loss) before income taxes	(239,410)	(22,067)	55,758	—	(205,719)
Income tax expense (benefit)	—	(3,654)	9,913	—	6,259

Income (loss) from continuing operations	(239,410)	(18,413)	45,845	—	(211,978)
Equity in earnings (loss) of subsidiaries	27,432	1,410	—	(28,842)	—

Net income (loss)	(211,978)	(17,003)	45,845	(28,842)	(211,978)
Foreign currency translation adjustments	(7,400)	(1,025)	(461)	1,486	(7,400)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(29,189)	(3,306)	(29,325)	32,631	(29,189)

Other comprehensive income (loss)	(36,589)	(4,331)	(29,786)	34,117	(36,589)

Comprehensive income (loss)	$(248,567)	$(21,334)	$16,059	$5,275	$(248,567)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$840,186	$672,991	$—	$1,513,177
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	541	415,753	337,337	—	753,631

Gross profit (deficit)	(541)	424,433	335,654	—	759,546

Other expenses:
Selling, general and administrative	18,596	259,887	234,770	—	513,253
Depreciation and amortization	1,639	36,549	35,783	—	73,971
Severance and transaction-related costs	3,104	—	2,014	—	5,118
Other (income) expense	(10,241)	2,527	3,146	—	(4,568)

	13,098	298,963	275,713	—	587,774

Operating income (loss)	(13,639)	125,470	59,941	—	171,772
Loss on early debt extinguishment	(4,795)	—	—	—	(4,795)
Interest expense, net	220,976	2,385	—	—	223,361

Income (loss) before income taxes	(239,410)	123,085	59,941	—	(56,384)
Income tax expense (benefit)	—	(987)	9,910	—	8,923

Income (loss) from continuing operations	(239,410)	124,072	50,031	—	(65,307)
Equity in earnings (loss) of subsidiaries	174,103	3,823	—	(177,926)	—

Net income (loss)	(65,307)	127,895	50,031	(177,926)	(65,307)
Foreign currency translation adjustments	(940)	(674)	5,561	(4,887)	(940)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(3,442)	(3,030)	(3,609)	6,639	(3,442)
Other comprehensive income (loss)	(4,382)	(3,704)	1,952	1,752	(4,382)

Comprehensive income (loss)	$(69,689)	$124,191	$51,983	$(176,174)	$(69,689)

Condensed Consolidating Statement of Cash Flows

Fiscal 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(236,435)	$(15,265)	$26,124	$(10,859)	$(236,435)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,755)	(1,104)	—	10,859	—
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Amortization of lease rights and other assets	—	—	3,651	—	3,651
Amortization of debt issuance costs	7,967	—	314	—	8,281
Accretion of debt premium	(2,512)	—	—	—	(2,512)
Net accretion of favorable (unfavorable) lease obligations	—	(316)	(10)	—	(326)
Loss on sale/retirement of property and equipment, net	2	931	13	—	946
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	(2,475)	—	(2,475)
Stock compensation benefit	(477)	—	(17)	—	(494)
(Increase) decrease in:
Inventories	—	(11,065)	1,491	—	(9,574)
Prepaid expenses	204	335	69	—	608
Other assets	(34)	1,300	(1,566)	—	(300)
Increase (decrease) in:
Trade accounts payable	(743)	854	5,298	—	5,409
Income taxes payable	—	(173)	996	—	823
Accrued interest payable	183	—	(198)	—	(15)
Accrued expenses and other liabilities	(991)	1,715	(3,888)	—	(3,164)
Deferred income taxes	—	(5,495)	604	—	(4,891)
Deferred rent expense	—	(72)	3,624	—	3,552

Net cash (used in) provided by operating activities	(224,702)	131,090	72,402	—	(21,210)

Cash flows from investing activities:
Acquisition of property and equipment, net	(957)	(16,291)	(10,340)	—	(27,588)
Acquisition of intangible assets/lease rights	—	(43)	(884)	—	(927)
Proceeds from sale of intangible assets/lease rights	—	—	2,614	—	2,614

Net cash used in investing activities	(957)	(16,334)	(8,610)	—	(25,901)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	158,390	—	314,690
Payments on revolving credit facilities	(114,100)	—	(158,390)	—	(272,490)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(306)	—	(135)	—	(441)
Principal payments of capital lease	—	(170)	—	—	(170)
Intercompany activity, net	182,949	(110,429)	(72,520)	—	—

Net cash provided by (used in) financing activities	224,843	(110,599)	(72,655)	—	41,589

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(4,772)	1,779	—	(2,993)

Net (decrease) increase in cash and cash equivalents	(816)	(615)	(7,084)	—	(8,515)
Cash and cash equivalents at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents at end of period	$2,664	$3,394	$12,813	$—	$18,871

Condensed Consolidating Statement of Cash Flows

Fiscal 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(211,978)	$(17,003)	$45,845	$(28,842)	$(211,978)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(27,432)	(1,410)	—	28,842	—
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Amortization of lease rights and other assets	—	—	3,888	—	3,888
Amortization of debt issuance costs	7,950	—	75	—	8,025
Accretion of debt premium	(2,308)	—	—	—	(2,308)
Net accretion of favorable (unfavorable) lease obligations	—	(478)	(32)	—	(510)
Loss on sale/retirement of property and equipment, net	52	214	6	—	272
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	277	—	277
Stock compensation benefit	(571)	175	222	—	(174)
(Increase) decrease in:
Inventories	—	17,343	5,781	—	23,124
Prepaid expenses	(105)	203	(1,318)	—	(1,220)
Other assets	264	(2,655)	(171)	—	(2,562)
Increase (decrease) in:
Trade accounts payable	(9,245)	(94)	6,107	—	(3,232)
Income taxes payable	—	74	(2,545)	—	(2,471)
Accrued interest payable	(572)	—	29	—	(543)
Accrued expenses and other liabilities	(757)	983	2,264	—	2,490
Deferred income taxes	—	(3,809)	(1,378)	—	(5,187)
Deferred rent expense	—	4,278	161	—	4,439

Net cash (used in) provided by operating activities	(230,325)	160,320	91,075	—	21,070

Cash flows from investing activities:
Acquisition of property and equipment, net	(956)	(29,597)	(17,862)	—	(48,415)
Acquisition of intangible assets/lease rights	—	(94)	(475)	—	(569)
Proceeds from sale of intangible assets/lease rights	—	—	—	—	—

Net cash used in investing activities	(956)	(29,691)	(18,337)	—	(48,984)

Cash flows from financing activities:
Proceeds from revolving credit facilities	271,000	—	40,180	—	311,180
Payments on revolving credit facilities	(271,000)	—	(40,180)	—	(311,180)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(165)	—	(519)	—	(684)
Principal payments of capital lease	—	(108)	—	—	(108)
Intercompany activity, net	225,015	(123,728)	(101,287)	—	—

Net cash provided by (used in) financing activities	224,850	(123,836)	(101,806)	—	(792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(6,839)	4,588	—	(2,251)

Net (decrease) increase in cash and cash equivalents	(6,431)	(46)	(24,480)	—	(30,957)
Cash and cash equivalents at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents at end of period	3,480	4,009	19,897	—	27,386
Restricted cash, at end of period	—	—	2,029	—	2,029

Cash and cash equivalents and restricted cash at end of period	$3,480	$4,009	$21,926	$—	$29,415

Condensed Consolidating Statement of Cash Flows

Fiscal 2013

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(65,307)	$127,895	$50,031	$(177,926)	$(65,307)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(174,103)	(3,823)	—	177,926	—
Depreciation and amortization	1,639	36,549	35,783	—	73,971
Amortization of lease rights and other assets	—	—	3,675	—	3,675
Amortization of debt issuance costs	8,166	—	—	—	8,166
Accretion of debt premium	(2,120)	—	—	—	(2,120)
Net accretion of favorable (unfavorable) lease obligations	—	(646)	(45)	—	(691)
Loss on sale/retirement of property and equipment, net	—	1,363	118	—	1,481
Loss on early debt extinguishment	4,795	—	—	—	4,795
Gain on sale of intangible assets/lease rights	—	—	(172)	—	(172)
Stock compensation benefit	529	206	361	—	1,096
(Increase) decrease in:
Inventories	36	(12,165)	(8,950)	—	(21,079)
Prepaid expenses	149	366	220	—	735
Other assets	(327)	1,622	(4,259)	—	(2,964)
Increase (decrease) in:
Trade accounts payable	9,637	(192)	(351)	—	9,094
Income taxes payable	—	77	(6,512)	—	(6,435)
Accrued interest payable	83	—	—	—	83
Accrued expenses and other liabilities	(4,014)	(4,672)	2,094	—	(6,592)
Deferred income taxes	—	65	(2,476)	—	(2,411)
Deferred rent expense	—	2,128	(606)	—	1,522

Net cash (used in) provided by operating activities	(220,837)	148,773	68,911	—	(3,153)

Cash flows from investing activities:
Acquisition of property and equipment, net	(1,871)	(57,146)	(33,106)	—	(92,123)
Acquisition of construction-in-process	—	(4,115)	—	—	(4,115)
Acquisition of intangible assets/lease rights	—	(154)	(2,602)	—	(2,756)
Proceeds from sale of intangible assets/lease rights	—	—	203	—	203

Net cash used in investing activities	(1,871)	(61,415)	(35,505)	—	(98,791)

Cash flows from financing activities:
Proceeds from revolving credit facility	137,800	—	—	—	137,800
Payments on revolving credit facility	(137,800)	—	—	—	(137,800)
Proceeds from notes	530,000	—	—	—	530,000
Repurchases of notes, including tender premiums and fees	(523,660)	—	—	—	(523,660)
Payment of debt issuance costs	(9,861)	—	—	—	(9,861)
Principal payments of capital lease	—	(54)	—	—	(54)
Intercompany activity, net	179,748	(81,211)	(98,537)	—	—

Net cash provided by (used in) financing activities	176,227	(81,265)	(98,537)	—	(3,575)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(6,337)	3,243	—	(3,094)

Net (decrease) increase in cash and cash equivalents	(46,481)	(244)	(61,888)	—	(108,613)
Cash and cash equivalents at beginning of period	56,392	4,299	106,265	—	166,956

Cash and cash equivalents at end of period	$9,911	$4,055	$44,377	$—	$58,343

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 30, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d-15(f) -under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2016.

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

Changes in Internal Controls over Financial Reporting

During the year ended January 30, 2016, management remediated a material weakness previously disclosed in the FY 2014 Form 10-K through the implementation of an internal control procedure designed to ensure the operating effectiveness of the review of the annual indefinite-lived intangible assets impairment analysis. This internal control procedure included a more detailed review of the accuracy of inputs, included within the projections, used to value its indefinite-lived tradename.

Except for the item described above there have been no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2015.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1 Articles of Incorporation of Claire’s Stores, Inc.(1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.4	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.5	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.6	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.4 hereto) (4)

4.7	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.8	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.9	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.15 hereto) (6)

4.10	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

4.11	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (9)

4.12	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

4.13	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.13 hereto) (10)

4.14	Indenture, dated as of May 14, 2013, by and between Claire’ Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (11)

4.15	Form of 7.750% Senior Note due 2020 (included in the indenture filed as Exhibit 4.15 hereto (11)

10.1	Management Services Agreement, dated as of May 29, 2007, among Claire’s Stores, Inc., Bauble Holdings Corp. and Apollo Management VI, L.P. and Tri-Artisan Capital Partners, LLC and TACP Investments – Claire’s LLC (1)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (3)

10.4	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (2)

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (2)

10.6	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (4)

10.7	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (4)

10.8	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (4)

10.9	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (5)

10.10	Standard Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (5)

10.11	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (6)

10.12	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (6)

10.13	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (6)

10.14	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (6)

10.15	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

10.16	Standard Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (8)

10.17	Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc., Claire’s Stores, Inc., Credit Suisse AG, as Administrative Agent, and other Lenders named therein (9)

10.18	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (10)

10.20	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (10)

10.21	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (10)

10.22	Joinder Agreement No. 2, dated as of March 15, 2013, by and among The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (10)

10.23	Amendment No. 1 to the Credit Agreement, dated as of April 30, 2014, by and among Claire’s Inc., Claire’s Stores, Inc., the Borrowers, and Credit Suisse AG, Cayman Islands Branch and other Lenders named therein (14)

10.24	Amendment No. 2 to the Credit Agreement, dated as of September 10, 2015, by and among Claire’s Inc., Claire’s Stores, Inc., the Borrowers, and Credit Suisse AG, Cayman Islands Branch and other Lenders named therein (15)

10.25	Employment Agreement with J. Per Brodin dated June 28, 2013 (12)

10.26	Employment Agreement with Beatrice Lafon dated April 2, 2014 (13)

21.1	Subsidiaries of Claire’s Stores, Inc. (16)

24	Power of Attorney (included on signature page) (16)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (16)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (16)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-148108) by the Company on December 17, 2007.
(2)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(3)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(4)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(5)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(6)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(7)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(8)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(9)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(10)	Filed previously as exhibits to Form 8-K on March 19, 2013.
(11)	Filed previously as exhibit to Form 8-K on May 16, 2013.
(12)	Filed previously as exhibits to Form 8-K on July 3, 2013.
(13)	Filed previously as exhibits to Form 8-K on April 4, 2014.
(14)	Filed previously as exhibits to Form 8-K on May 2, 2014.
(15)	Filed previously as exhibit to Form 10-Q on September 10, 2015.
(16)	Filed herewith.
(17)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 26, 2016	By:	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer (principal executive officer)

April 26, 2016	By:	/s/ J. Per Brodin
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

April 26, 2016	/s/ Peter Copses
Peter Copses, Chairman of the Board of Directors

April 26, 2016	/s/ Beatrice Lafon
Beatrice Lafon, Chief Executive Officer and Director

April 26, 2016	/s/ Lance Milken
Lance Milken, Director

April 26, 2016	/s/ Sally Pofcher
Sally Pofcher, Director

April 26, 2016	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 26, 2016	/s/ Rohit Manocha
Rohit Manocha, Director

April 26, 2016	/s/ Ron Marshall
Ron Marshall, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document