Form 10-K/A
period 2016-01-30
CLAIRES STORES INC
filed 2016-05-27
CIK 34115

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

As of May 1, 2016, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2016, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 26, 2016.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. We refer to Claire’s Inc. as “Parent” or “Claire’s.”

In this Amendment, we refer to our fiscal year ended January 30, 2016 as Fiscal 2015, our fiscal year ended January 31, 2015 as Fiscal 2014, and our fiscal year ended February 1, 2014 as Fiscal 2013.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Ron Marshall	62	Chief Executive Officer and Director
J. Per Brodin	54	Executive Vice President and Chief Financial Officer
Peter P. Copses	57	Non-Executive Chairman of our Board of Directors
Robert J. DiNicola	68	Director
Sally Pofcher	48	Director
Rohit Manocha	57	Director
Lance A. Milken	40	Director

Ron Marshall was appointed as Chief Executive Officer in May 2016. Mr. Marshall became a member of the Company’s Board of Directors in December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, a supermarket store chain, from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company, a U.S. wholesale food distributor, and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., a supermarket store chain, Dart Group Corporation, owner of retail discount stores, Barnes & Noble Bookstores, Inc., NBI’s The Office Place, an office supplies retailer, and Jack Eckerd Corporation, a drug store chain. Mr. Marshall has also been a principal of Wildridge Capital Management, an investment and advisory firm, since 2006. Mr. Marshall is a certified public accountant.

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

Sally Pofcher became a member of the Company’s Board of Directors in February 2016. Ms. Pofcher has been the Chairman of the Board of Paper Source, a curated stationery, gift and crafting retailer, since September 2015. From May 2007 until September 2015, Ms. Pofcher served as Chief Executive Officer of Paper Source. Prior to Paper Source, Ms. Pofcher served as Senior Vice President, Strategy, Business Development and Consumer Insights at Gap Inc. from May 2003 until October 2005, and was a partner at McKinsey & Company from August 1994 until May 2003, where she worked with major branded companies and retailers on growth strategies, format renewal and operational processes. Ms. Pofcher has a Bachelor’s degree from Georgetown University and an M.B.A. from Northwestern University / Kellogg Graduate School of Management. In light of our ownership structure and Ms. Pofcher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through her executive leadership and management experience in the retail industry, the board believes it is appropriate for Ms. Pofcher to serve as a director of the Company.

Rohit Manocha became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Manocha is a co-founding Partner of TriArtisan Capital Partners, LLC (“TriArtisan”). Mr. Manocha serves as a director of TGIF Holdings, LLC. Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group Inc., the parent of TriArtisan and Morgan Joseph TriArtisan LLC, a registered broker-dealer. TriArtisan is a New York based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions. Prior to joining TriArtisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers, each, investment banking and financial services firms. In light of our ownership structure and Mr. Manocha’s position with TriArtisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.

Lance A. Milken became a member of the Company’s Board of Directors in May 2007. Mr. Milken is a partner of Apollo, having joined in 1998. Mr. Milken serves as a director of CEC Entertainment, Inc., and has previously served as a director of CKE from July 2010 until December 2013. Mr. Milken is also a member of the Milken Institute and Brentwood School board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.

Board Composition

The Company’s Board of Directors is composed of six directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Management indirectly controls a majority of the common stock of our Parent and, as such, Apollo Management has the ability to elect all of the members of our Board of Directors. Apollo Management has agreed to elect to our Board of Directors the designee of an affiliate of TriArtisan. TriArtisan has invested in one of Apollo Management’s co-investment vehicles that was used to consummate the Merger. Rohit Manocha is the current designee of TriArtisan. We are a privately held company. Accordingly, we have no nominating committee nor do we have written procedures by which security holders may recommend nominees to our Board of Directors. In addition, we do not currently have a policy with respect to the consideration of diversity in identifying director nominees.

Board Committees

The Board of Directors has the authority to appoint committees to perform certain management and administration functions. The Board of Directors has currently appointed an Audit Committee and a Compensation Committee. The members of the Audit Committee are Peter Copses (Chairman), Lance Milken, and Rohit Manocha. The Audit Committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Board of Directors has determined that Mr. Copses is an “audit committee financial expert” within the meaning of SEC regulations. The members of the Compensation Committee are Peter Copses (Chairman), Lance Milken and Rohit Manocha. The Compensation Committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with other members of our senior management team, for employees other than our named executive officers. The Compensation Committee, or the full Board of Directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The Audit and Compensation Committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions, and Director Independence.”

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes, among other things, Fiscal 2015 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including making compensation decisions during Fiscal 2015. The Compensation Committee is comprised of Peter P. Copses, Chairman, Rohit Manocha and Lance A. Milken.

For Fiscal 2015, our named executive officers were Dr. Beatrice Lafon, our former Chief Executive Officer who resigned in May 2016, and Mr. Brodin, our Executive Vice President and Chief Financial Officer.

Our Board of Directors, upon consultation with our Compensation Committee and independent compensation consultants, and a review of comparable peer group companies, negotiated employment agreements and other arrangements with our named executive officers. In May 2016, our Board of Directors approved an employment agreement with Mr. Marshall upon his appointment as Chief Executive Officer. In February 2008, our Board of Directors approved compensation arrangements for J. Per Brodin, our then Senior Vice President and Chief Financial Officer. In May 2010, Mr. Brodin was promoted to Executive Vice President and Chief Financial Officer, and the Board of Directors approved an amendment to Mr. Brodin’s compensation arrangements that were subsequently formalized in an employment agreement, effective June 28, 2013. Dr. Lafon, who resigned as Chief Executive Officer in May 2016, was party to an employment agreement approved by the Board of Directors and entered into in April 2014 in connection with her employment as Chief Executive Officer.

During Fiscal 2015, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2014 and prior years.

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

Components of Executive Compensation

The principal components of compensation in Fiscal 2015 for our named executive officers were base salary, annual performance bonus, stock option awards, management equity investments, and other benefits and perquisites.

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

For Fiscal 2015, base salaries for our named executive officers were as follows:

Name	Salary ($)
Beatrice Lafon	$900,000
J. Per Brodin	$555,000

Dr. Lafon’s and Mr. Brodin’s Fiscal 2015 base salary was the amount specified in their respective employment agreements.

Annual Performance Bonus. Our named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.

Our Compensation Committee sets threshold, target and maximum numeric performance goals for each specified performance metric at or near the beginning of each annual performance period, with input from senior management. For Fiscal 2015, the Compensation Committee set the threshold to maximum payout range at 50% to 150%, with a target of 100%, of base salary for Dr. Lafon. Mr. Brodin’s threshold to maximum payout range remained at 25% to 175% of base salary in Fiscal 2015.

Performance goals are based on projected internal plan targets available to the Compensation Committee at the time the goals are set, and are weighted based on the executive’s responsibility from a global, North American and/or European perspective. In Fiscal 2015, the cash bonus potential for each of Dr. Lafon and Mr. Brodin was based on Group EBITDA and was subject to the Company achieving free cash flow of at least $212 million.

Potential payouts of performance bonuses for Fiscal 2015 were based on the following numeric performance goals established by our Compensation Committee near the beginning of Fiscal 2015. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

Fiscal 2015 Global Targeted Performance Goals

Bonus Level	Group EBITDA ($ in millions(1))	Free Cash Flow ($ in millions)
Threshold	$250	$211
Target	$263.5	$232
Maximum	$277	$252

(1)	Group EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, gain (loss) on early debt extinguishments, asset impairments, management fees, severance and transaction costs and certain non-cash and other expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2015, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2015 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. As reflected in the last column of the table, based on performance, no bonuses were paid to any named executive officer for Fiscal 2015.

Fiscal Year 2015 Bonus Table

Name	Potential Threshold		Potential Target		Potential Maximum		Actual
Beatrice Lafon
Chief Executive Officer(1)	$450,000	(50%)	$900,000	(100%)	$1,350,000	(150%)	$0
J. Per Brodin
Executive Vice President and Chief Financial Officer	$138,750	(25%)	$555,000	(100%)	$971,250	(175%)	$0

(1)	Dr. Lafon resigned as Chief Executive Officer in May 2016.

The annual cash performance bonus structure for Fiscal 2016 is comparable to that of Fiscal 2015, and will be based solely on EBITDA.

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

For Fiscal 2015, stock option grants to our named executive officers were as set out in the table below.

Name	Grant Date	Options (#)	Exercise Price ($/Sh)
Beatrice Lafon
Time Options	5/29/15	30,000	5.75
Time Options	6/1/15	58,695	5.75
Performance Options	6/1/15	58,696	5.75
J. Per Brodin
Time Options	5/29/15	15,000	5.75

In March 2014, our Board of Directors approved amendments (the “Amendments”) to certain fully vested Time Options and Management Investment Options outstanding under the Incentive Plan to extend the exercise period of such fully vested stock options for a period of an additional five years. The options affected by the Amendments were: 895,250 options granted during the Company’s Fiscal 2007 (“2007 Options”); 220,250 options granted during the Company’s Fiscal 2008 (“2008 Options”); and 84,750 options granted during the Company’s Fiscal 2009 (“2009 Options” and collectively with the 2007 Options and the 2008 Options, the “Expiring Options”). All Expiring Options entitled the holder to purchase one share of Parent’s common stock at an exercise price of $10.00 per share. All Expiring Options were fully vested. As a result of the Amendments, the 2007 Options will expire on the anniversary of the applicable grant date in Fiscal 2019, the 2008 Options will expire on the anniversary of the applicable grant date in Fiscal 2020, and the 2009 Options will expire on the anniversary of the applicable grant date in fiscal 2021. Except for the extension of the scheduled expiration dates, the terms of the Expiring Options were unchanged by the Amendments. The Expiring Options were held by approximately 75 employees and directors. Among the employees holding Expiring Options was Mr. Brodin, who holds 60,000 of the 2008 Options. Certain of our directors also held Expiring Options. See “Compensation of Directors” below.

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

Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through tax-advantaged elective employee contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. We do not provide matching contributions. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, are permitted.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to Fiscal 2015 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Peter P. Copses—Chairman

Rohit Manocha

Lance A. Milken

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Manocha and Milken were the only members of the Compensation Committee during Fiscal 2015. No member of the Compensation Committee is now, or was during Fiscal 2015 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2015, 2014, and 2013 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Beatrice Lafon(3) Former Chief Executive Officer and Former President of Claire’s Europe	2015 2014 2013	932,206 906,654 610,693	0 0 0	0 0 0	83,616 55,778 93,141	0 0 0	243,451 657,533 39,431	1,259,273 1,619,965 743,265
Per Brodin Executive Vice President and Chief Financial Officer	2015 2014 2013	555,000 549,064	0 0 0	0 0 0	9,913 2,667 128,016	0 0 0	10,200 10,200 9,000	555,840 567,867 686,080

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation—Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation—Stock Compensation, see Note 8-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	For Fiscal 2015, “All Other Compensation” includes perquisites, as detailed in the table below:

Name	Automobile		Tax Gross-up Payments
Beatrice Lafon	$24,923	*	$218,528
J. Per Brodin	$10,200	*	$0

*	Automobile allowance

(3)	Dr. Lafon resigned as Chief Executive Officer in May 2016. Information included in the table prior to such date reflects her compensation as the former Chief Executive Officer and former President of Claire’s Europe. See “Employment Arrangements with our Executive Officers” below. For the period of time that Dr. Lafon was compensated in British pounds, the amounts set forth in the table have been converted to U.S. dollars at applicable average exchange rates.

Employment Arrangements with our Executive Officers

Ron Marshall

General. In May 2016, upon the appointment of Mr. Marshall as Chief Executive Officer, we entered into a new employment agreement containing the following terms: a base salary of $900,000; in lieu of participation in the Company’s annual bonus incentive plan, an option for 200,000 shares of the common stock of Parent, to be granted at a price per share not less than fair market value on the date of grant, which is expected to be in the range of $1.25 to $1.50 per share, that will be immediately vested upon grant; and an option for 600,000 shares of common stock of Parent, to be granted at a price per share not less than fair market value on the date of grant, as described above, that will vest at the rate of 25% per year subject to continued employment. In addition, Mr. Marshall is entitled to expense reimbursement and other customary employee benefits. Mr. Marshall has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property.

Severance Compensation. Pursuant to Mr. Marshall’s employment agreement, he is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or a termination by Mr. Marshall for good reason. In any such case, subject to execution of a release of claims and compliance with the restrictive covenant agreement, Mr. Marshall is entitled to continued payments of base salary for a 12-month period following such date of termination. Mr. Marshall is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Mr. Marshall will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

Upon termination, other than for cause, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90 day period, unless they would otherwise expire earlier.

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

Beatrice Lafon

General. In April 2014, upon the promotion of Dr. Lafon from President of Claire’s Europe to Chief Executive Officer, we entered into an employment agreement with her containing the following terms: a base salary of $900,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; a Time Option to purchase 225,000 shares of common stock of Parent at an exercise price of $10.00 per share, a Performance Option to purchase 350,000 shares of common stock of Parent at an exercise price of $10.00 per share. Dr. Lafon was also provided an offer to purchase 30,000 shares of common stock of Parent at an exercise price of $10.00 per share, and in return for such investment, would receive a Management Investment Option to purchase an equal number of shares of common stock of Parent at an exercise price of $10.00. In addition, Dr. Lafon was entitled to expense reimbursement and other customary employee benefits, as well as relocation and temporary housing expenses. Dr. Lafon also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following her termination of employment or the end of the period during which she is entitled to severance pay, and her agreement provides for customary protection of confidential information and intellectual property. The agreement set forth a three-year term (terminating April 2, 2017).

Severance Compensation. Dr. Lafon resigned in May 2016 prior to the end of the term of her employment. In connection with her resignation, Dr. Lafon will be entitled to benefits provided under her employment agreement in the case of a termination without cause. In connection with her resignation, Dr. Lafon executed a release of claims in accordance with the terms of her employment agreement, and accordingly, she is entitled to (i) continued payments of her base salary for an 18-month period through November 2017, (ii) reimbursement for premiums of continued health benefits during such severance period, and (ii) an annual bonus prorated for the period through May 2016, based on actual performance of the Company for our fiscal year ended January 28, 2017. In addition, the Company will reimburse Dr. Lafon for the actual cost (but no more than $50,000) of her relocation to the United Kingdom (or elsewhere in the European Union). Dr. Lafon is entitled to exercise vested options for a 90-day period through August 2016, unless they would have otherwise expired.

Grants of Plan-Based Awards in Fiscal 2015

Option grants to our named executive officers in Fiscal 2015 are set forth below:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Beatrice Lafon(2)
Time Options(2)	5/29/15	30,000	5.75	19,825
Time Options(3)	6/1/15	58,695	5.75	33,820
Performance Options(3)	6/1/15	58,696	5.75	29,971
J. Per Brodin
Time Options(3)	5/29/15	15,000	5.75	9,913

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation—Stock Compensation, see Note – 8 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2015 Form 10-K.
(2)	As a result of her resignation, Dr. Lafon is entitled to exercise vested options for a 90-day period through August 2016, unless they would have otherwise expired earlier.
(3)	Granted pursuant to the Amendments described under “Compensation Discussion and Analysis—Stock Option Awards.”

Outstanding Equity Awards at End of Fiscal 2015

The following table provides information about the number of outstanding equity awards held by our named executive officers at January 30, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Beatrice Lafon(1)
Time Options(2)	250,000	200,000	10.00	(4)
Time Options(2)		88,695	5.75	(5)
Performance Options(3)		445,000	10.00	(6)
Performance Options(3)		58,696	5.75	6/1/2022
Investment Options	30,000			4/2/2021
Management Investment Options	10,000	30,000	10.00	4/2/2021
J. Per Brodin
Time Options(2)	142,750	65,250	10.00	(7)
Time Options(2)		15,000	5.75	5/29/2022
Performance Options(3)		80,000	10.00	(8)
Management Investment Options	25,000		10.00

(1)	As a result of her resignation, Dr. Lafon is entitled to exercise vested options for a 90-day period through August 2016, unless they would have otherwise expired earlier.
(2)	Time Option becomes vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.
(3)	See “Compensation Discussion and Analysis—Components of Executive Compensation—Stock Option Awards” for a description of vesting performance options.
(4)	Unexercised Time Options include: (i) 6,250 options expiring 5/22/2019, (ii) 10,000 options expiring 5/5/2020, (iii) 168,750 options expiring 4/2/2021 and (iv) 15,000 options expiring 9/4/2021. As a result of Dr. Lafon’s resignation in May 2016, all unexercisable options held by her may be exercised only through August 6, 2016.
(5)	Unexercised Time Options include: (i) 30,000 options expiring in 5/29/2022 and (ii) 58,695 options expiring 6/1/2022. As a result of Dr. Lafon’s resignation in May 2016, all unexercisable options held by her may be exercised only through August 6, 2016.
(6)	Unexercised Performance Options include: (i) 70,000 options expiring 7/16/2019, (ii) 25,000 options expiring 8/28/2019 and (iii) 350,000 options expiring 4/2/2021. As a result of Dr. Lafon’s resignation in May 2016, all unexercisable options held by her may be exercised only through August 6, 2016.
(7)	Unexercised Time Options include: (i) 18,750 options expiring 1/15/2020, (ii) 16,500 options expiring 5/5/2020, (iii) 18,750 options expiring 4/2/2021 and (iv) 11,250 options expiring 9/4/2021.
(8)	Unexercised Performance Options include: (i) 42,500 options expiring 7/16/2019 and (ii) 37,500 options expiring 1/15/2020.

Option Exercises and Stock Vested in Fiscal 2015

None of our named executive officers exercised any options during Fiscal 2015.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of our named executive officers, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of January 30, 2016, the last day of Fiscal 2015. The information set forth below for Dr. Lafon represents severance she would have been entitled to under the circumstances referenced if the circumstances occurred in Fiscal 2015 or at the end of Fiscal 2015. See “Employment Arrangements with our Executive Officers—Beatrice Lafon” for a description of the severance arrangements applicable to her upon her resignation in May 2016. Because the disclosures in the table for Dr. Lafon and Mr. Brodin assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to such named executive officer upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options(2) ($)	Other Benefits ($)
Beatrice Lafon
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	1,350,000	—	—	36,000
Termination by the Company Without Cause(6)	1,350,000	—	—	36,000
Change in Control(7)	1,350,000	—	—	36,000
Termination Upon Death or Disability(8)	1,350,000	—	—	36,000
J. Per Brodin
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	555,000	—	—	24,000
Termination by the Company Without Cause(6)	555,000	—	—	24,000
Change in Control(7)	555,000	—	—	24,000
Termination Upon Death or Disability(8)	555,000	—	—	24,000

(1)	Under the terms of the Company’s annual performance bonus program, each named executive officer was entitled to receive the bonus if he or she completed the fiscal year as an employee, except in the case of a termination for cause. No performance bonuses were paid to our named executive officers for Fiscal 2015, so no bonus is reflected in this table.
(2)	Claire’s Inc. is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of January 30, 2016.
(3)	Pursuant to employment agreements with each of Dr. Lafon and Mr. Brodin, upon retirement, resignation or voluntary termination, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(4)	The Company may terminate the employment agreements with Dr. Lafon and Mr. Brodin for cause upon written notice with a reasonable opportunity to respond. Upon termination for cause, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to such officer’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course such officer’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of such officer’s obligations under his or her employment agreement; (v) intentional engagement of any activity which would constitute a breach of such officer’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to such officer in writing; (vii) the willful and continued failure to substantially perform his or her duties for the Company; or (viii) willful conduct by such officer that is demonstrably and materially injurious to the Company. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.
(5)	Pursuant to the terms of the employment agreements with Dr. Lafon and Mr. Brodin, such officers may terminate his/her employment for good reason upon 30 days’ prior written notice to the Company. Pursuant to Mr. Brodin’s employment agreement, such officer would be entitled to continued payments of his/her base salary for a 12-month period following such date of termination, subject to reduction for amounts for other employment or consulting arrangements during the severance period, and reimbursement for premiums for continued health benefits for the length of the severance period. Upon termination of her employment for good reason, Dr. Lafon would be entitled to continued payments of her base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, and an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination. The employment agreements define “good reason” as, if without such officer’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his or her employment agreement; (ii) the Company effects a reduction in such officer’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires such officer to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(6)

The Company may terminate the employment of Dr. Lafon or Mr. Brodin without cause without any notice. The failure by the Company to renew at the end of the initial term is treated as a termination without cause. Upon termination of employment without cause, Mr. Brodin would be entitled to receive a severance payment equal to 12 months of base salary, subject to reduction for amounts earned from other employment during the 12-month period. Upon termination of her employment without cause, Dr. Lafon would be entitled to continued payments of her base salary for an 18-month period following such date of termination, reimbursement for premiums for continued health benefits for the length of the severance period, an annual bonus, prorated for the period of employment during the year based on actual performance of the Company for the year of termination, and reimbursement of the actual cost, not to exceed $50,000, of her subsequent relocation to the United Kingdom, or elsewhere in the European Union. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(7)	Pursuant to the terms of the stock options held by the named executive officers, time options would vest and become fully vested and exercisable immediately prior to a change in control. Any termination of a named executive officer following a change in control would result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.
(8)	Pursuant to the terms of the time options held by the named executive officers, time options that are not exercisable as of the date of termination because of death or disability would vest pro-rata based on the portion of the option which would have vested on the next vesting date and the number of days of employment since the most recent vesting date, and options which are exercisable as of such date will generally remain exercisable for 180 days, unless they would have otherwise expired earlier. Upon termination of employment because of death or disability, Dr. Lafon (or her estate) would be entitled to an annual performance bonus, prorated for the period of employment during the year, based on actual performance of the Company for the year of termination (which was $0 for Fiscal 2015).

Compensation of Directors

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Peter Copses and Lance Milken for their services as directors are paid to Apollo Management, and fees paid to Rohit Manocha for his services as a director are paid to Morgan Joseph TriArtisan Capital Partners LLC.

The total compensation of our non-employee directors earned for Fiscal 2015 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses(2)	64,000
Lance A. Milken(2)	64,000
Ron Marshall(3)	67,911
Rohit Manocha(4)	64,000
Robert J. DiNicola	69,769
George G. Golleher(5)	58,337

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Mr. Marshall was appointed as Chief Executive Officer on May 5, 2016. Mr. Marshall will continue to serve as a member of the Board of Directors.
(4)	Fees paid to Morgan Joseph TriArtisan Capital LLC.
(5)	Mr. Golleher served as a director during Fiscal 2015, and resigned from the Board on February 18, 2016.

The Amendments to the Expiring Options described under “Stock Option Awards” included options held by our directors or their affiliates. Apollo Management holds 40,000 of the 2007 Options, TriArtisan holds 20,000 of the 2007 Options, Robert DiNicola holds 70,000 of the 2007 Options, and Ron Marshall holds 20,000 of 2007 Options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current executive officers as a group, at April 30, 2016:

Name of Beneficial Owner(1)	Number of Shares		Percentage(2)
Apollo Funds(3)	59,507,500	(3)	97.7
Peter P. Copses(4)	—		—
Lance A. Milken(4)	—		—
Robert J. DiNicola(5)	120,000	(6)	*
Sally Pofcher(5)	0		*
Rohit Manocha(5)	20,000	(7)	*
Ron Marshall(5)	20,000	(7)	*
Beatrice Lafon(5)	356,250	(8)	*
J. Per Brodin(5)	199,000	(9)	*
All current executive officers and directors as a group (8 persons)	715,250		1.2

*	Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	These percentages are calculated on the basis of 60,894,500 outstanding shares of Claire’s Inc.’s common stock.
(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, the “Apollo Claire’s LLCs,” and together with AIF VI, the “Apollo Funds”). Also includes fully vested options to purchase 40,000 shares of Claire’s Inc.’s common stock held by Apollo Management, L.P. (“Apollo Management”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and each of the Apollo Claire’s LLCs. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP and the managers, as well as executive officers, of AMH GP, and as such may be deemed to have voting and dispositive control with respect to the shares of Claire’s Inc.’s common stock held of record by the Apollo Funds and the options held by Apollo Management. Each of the Apollo Funds disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the other Apollo Funds or by Apollo Management, and Apollo Management disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the Apollo Funds, in each case except to the extent of any pecuniary interest therein. Management VI, AIF VI LLC, Management GP, AMH, AMH GP, Germany VI, Advisors VI, ACM VI, Principal I and Principal I GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record or beneficially owned by any of the Apollo Funds, Apollo Management, or the other Apollo Entities, except to the extent of any pecuniary interest therein. The address for AIF VI, each of the Apollo Claire’s LLCs, Advisors VI, ACM VI, Principal I, and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for Germany VI is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP, and each of Messrs. Black, Harris and Rowan, is 9 West 57th St., New York, New York 10019.
(4)	Each of Messrs. Copses, and Milken, who are each associated with Apollo Management, disclaim beneficial ownership of any equity interests of Claire’s Inc. that are held of record or may be deemed beneficially owned by any of the Apollo Funds, Apollo Management or the Apollo Entities. The address for Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. DiNicola, Pofcher, Manocha, Marshall, Brodin and Dr. Lafon is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes (i) 50,000 owned shares and (ii) fully-vested options to purchase 70,000 shares of common stock.

(7)	Includes a fully-vested option to purchase 20,000 shares of common stock held by TriArtisan, an entity affiliated with Mr. Manocha.
(8)	Includes (i) 10,000 owned shares, (ii) fully-vested time options to purchase 306,250 shares, (iii) fully-vested management investment options to purchase 10,000 shares, and (iv) fully-vested investment options to purchase 30,000.
(9)	Includes (i) 25,000 owned shares, (ii) fully-vested time options to purchase 149,000 shares, and (iii) fully-vested management investment options to purchase 25,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management Fee

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and TriArtisan, a member of one of Apollo Management’s co-investment vehicles. Under this management services agreement, Apollo Management and TriArtisan agreed to provide us certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year. Apollo Management receives $2,615,449 of this annual fee and TriArtisan receives $384,551. Rohit Manocha, one of our directors, is a co-founding Partner of TriArtisan. Under this management services agreement, Apollo Management also agreed to provide us with certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management. Under this management services agreement, we also agreed to provide customary indemnification. The Company paid Apollo Management and TriArtisan $3.0 million in Fiscal 2015 for fees and out-of-pocket expenses.

Stockholders Agreement

Parent and Apollo Management have entered into a stockholders agreement that sets forth applicable provisions relating to the management and ownership of Parent and its subsidiaries, including the right of TriArtisan (a member of Apollo Management’s co-investment vehicles) to appoint one of the members of Claire’s Board of Directors and the right of Apollo Management to appoint the remaining members of Claire’s Board of Directors. In addition, the stockholders agreement contains customary information rights, drag along rights, tag along rights, preemptive rights, registration rights and restrictions on the transfer of Claire’s common stock.

The Company entered into two Exchange Agreements, dated as of May 4, 2016 with certain funds managed by affiliates of Apollo Management (the “Apollo Funds”), pursuant to which the Company exchanged (i) $174.4 million aggregate principal amount of its 10.50% Senior Subordinated Notes due 2017 (the “Existing Subordinated Notes”) held by the Apollo Funds, for (ii) $174.4 million aggregate principal amount of its newly-issued 10.50% PIK Senior Subordinated Notes due 2017 (the “New PIK Subordinated Notes”). The Existing Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company has caused all $174.4 million aggregate principal amount of the acquired Existing Subordinated Notes to be cancelled. The Apollo Funds and their affiliates are the indirect controlling shareholders of the Company. The terms of the New PIK Subordinated Notes are substantially the same as those of the Existing Subordinated Notes except that interest, which accrues at 10.505% per annum from December 1, 2015, will be paid-in-kind (“PIK”) with respect to the June 1, 2016 interest payment and may be PIK, paid in cash or paid 50% cash/50% PIK with respect to the December 1, 2016 interest payment. Interest on the New PIK Subordinated Notes and the Existing Subordinated Notes is payable semi-annually in June and December. The New PIK Subordinated Notes and the Existing Subordinated Notes will mature June 1, 2017.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee, but not with respect to the Audit Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At April 30, 2016, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $2,301,553 and $1,685,907 by KPMG LLP for Fiscal 2015 and Fiscal 2014, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $2,299,003 and $1,683,357 for Fiscal 2015 and Fiscal 2014, respectively.

Audit-Related Fees

For audit-related services, $0 for each of Fiscal 2015 and Fiscal 2014.

Tax Fees

For tax services, $0 for each of Fiscal 2015 and Fiscal 2014.

All Other Fees

For software licenses, $2,550 for each of Fiscal 2015 and Fiscal 2014.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by KPMG LLP in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by KPMG LLP (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2015 and Fiscal 2014 were pre-approved by the Audit Committee.

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

CLAIRE’S STORES, INC.

May 27, 2016	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive
Officer (principal executive officer)

May 27, 2016	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)