Form 10-Q
period 2016-04-30
CLAIRES STORES INC
filed 2016-06-13
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

As of June 1, 2016, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	January 30, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,888	$18,871
Inventories	162,476	151,954
Prepaid expenses	31,316	15,676
Other current assets	28,919	26,254

Total current assets	271,599	212,755

Property and equipment:
Furniture, fixtures and equipment	250,064	245,954
Leasehold improvements	315,378	310,021

	565,442	555,975
Accumulated depreciation and amortization	(396,730)	(383,334)

	168,712	172,641

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(5,636)	(5,416)

	12,419	12,639

Goodwill	1,301,922	1,301,922
Intangible assets, net of accumulated amortization of $76,931 and $74,683, respectively	471,805	470,227
Other assets	44,574	43,371

	1,818,301	1,815,520

Total assets	$2,271,031	$2,213,555

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities	$158,739	$41,059
Trade accounts payable	76,763	73,133
Income taxes payable	6,010	6,165
Accrued interest payable	42,663	67,984
Accrued expenses and other current liabilities	72,991	85,225

Total current liabilities	357,166	273,566

Long-term debt	2,352,249	2,351,072
Obligation under capital lease	16,635	16,712
Deferred tax liability	103,213	103,309
Deferred rent expense	36,168	36,144
Unfavorable lease obligations and other long-term liabilities	11,580	12,996

	2,519,845	2,520,233

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,798	618,831
Accumulated other comprehensive loss, net of tax	(36,184)	(49,239)
Accumulated deficit	(1,188,594)	(1,149,836)

	(605,980)	(580,244)

Total liabilities and stockholder’s deficit	$2,271,031	$2,213,555

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Net sales	$299,647	$319,995
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	158,353	172,852

Gross profit	141,294	147,143

Other expenses:
Selling, general and administrative	107,722	113,018
Depreciation and amortization	14,060	14,554
Severance and transaction-related costs	1,573	407
Other expense, net	2,945	140

	126,300	128,119

Operating income	14,994	19,024
Interest expense, net	55,079	54,420

Loss before income tax (benefit) expense	(40,085)	(35,396)
Income tax (benefit) expense	(1,327)	22

Net loss	$(38,758)	$(35,418)

Net loss	$(38,758)	$(35,418)

Other comprehensive income:
Foreign currency translation adjustments	2,860	(85)
Net gain on intra-entity foreign currency transactions, net of tax expense (benefit) of $525 and $(264)	10,195	549

Other comprehensive income	13,055	464

Comprehensive loss	$(25,703)	$(34,954)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Cash flows from operating activities:
Net loss	$(38,758)	$(35,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,060	14,554
Amortization of lease rights and other assets	658	787
Amortization of debt issuance costs	2,102	2,036
Accretion of debt premium	(662)	(608)
Net unfavorable accretion of lease obligations	(62)	(84)
Loss on sale/retirement of property and equipment, net	102	156
Stock-based compensation benefit	(33)	(646)
(Increase) decrease in:
Inventories	(7,187)	(10,331)
Prepaid expenses	(14,220)	(15,010)
Other assets	(1,478)	(522)
Increase (decrease) in:
Trade accounts payable	1,134	10,891
Income taxes payable	(1,009)	(1,247)
Accrued interest payable	(25,322)	(25,571)
Accrued expenses and other liabilities	(15,153)	(7,900)
Deferred income taxes	(355)	613
Deferred rent expense	(611)	(334)

Net cash used in operating activities	(86,794)	(68,634)

Cash flows from investing activities:
Acquisition of property and equipment	(4,215)	(6,207)
Acquisition of intangible assets/lease rights	(91)	(44)

Net cash used in investing activities	(4,306)	(6,251)

Cash flows from financing activities:
Proceeds from revolving credit facilities	116,864	136,986
Payments on revolving credit facilities	—	(69,486)
Payment of debt issuance costs	(44)	—
Principal payments on capital lease	(58)	(40)

Net cash provided by financing activities	116,762	67,460

Effect of foreign currency exchange rate changes on cash and cash equivalents	4,355	481

Net increase (decrease) in cash and cash equivalents	30,017	(6,944)
Cash and cash equivalents, at beginning of period	18,871	27,386

Cash and cash equivalents, at end of period	48,888	20,442
Restricted cash, at end of period	—	2,016

Cash and cash equivalents and restricted cash, at end of period	$48,888	$22,458

Supplemental disclosure of cash flow information:

Interest paid	$78,940	$78,524
Income taxes paid	1,132	1,287

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 30, 2016 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company does not expect adoption of ASU 2016-04 to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which for the Company is the first quarter of fiscal 2017. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flows.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.28 billion as of April 30, 2016, compared to a carrying value of $2.37 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of January 30, 2016, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of April 30, 2016 and January 30, 2016 included the following components (in thousands):

	April 30, 2016	January 30, 2016

U.S. senior secured revolving credit facility due 2017	$110,200	$42,200
Europe unsecured revolving credit facility due 2017	50,000	—
Unamortized debt issuance cost	(1,461)	(1,141)

Total revolving credit facilities	$158,739	$41,059

Long-term debt:
10.5% Senior subordinated notes due 2017	$259,612	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,133,692	1,134,354
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000
Unamortized debt issuance cost	(21,055)	(22,894)

Total long-term debt	$2,352,249	$2,351,072

Obligation under capital lease (including current portion)	$16,896	$16,954

(1)	Amount includes unamortized premium of $8,692 and $9,354 as of April 30, 2016 and January 30, 2016, respectively.

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

Europe Revolving Credit Facility

Certain of the Company’s European subsidiaries are parties to an unsecured multi-currency revolving credit facility, dated October 2, 2014, as amended on July 15, 2015 (as amended, the “Europe Credit Facility”) in the amount of $50 million that will terminate on August 20, 2017. Loans under the Europe Credit Facility bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

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

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of April 30, 2016, we had a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt, and Note 12 –Subsequent Event.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 30, 2016	$(54,971)	$5,732	$(49,239)
Other comprehensive income	13,055	—	13,055

Balance as of April 30, 2016	$(41,916)	$5,732	$(36,184)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended April 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 30, 2016	3,710,022	$9.43
Options granted	1,800	$5.75
Options exercised	—
Options forfeited	(58,483)	$9.14
Options expired	(164,968)	$10.00

Outstanding as of April 30, 2016	3,488,371	$9.40	4.1

Options vested and expected to vest as of April 30, 2016	3,216,872	$9.48	4.1

Exercisable as of April 30, 2016	1,666,976	$10.00	3.4

The weighted average grant date fair value of options granted during the three months ended April 30, 2016 and May 2, 2015 was $0.50 and $0.04, respectively.

During the three months ended April 30, 2016 and May 2, 2015, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0 million and $(0.6) million, respectively. During the three months ended April 30, 2016 and May 2, 2015, the Company recorded a reversal of stock option expense of $0.1 million and $0.7 million, respectively. Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was 3.3% for the three months ended April 30, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 30, 2016 by the Company’s U.S. operations.

The effective income tax rate was (0.1)% for the three months ended May 2, 2015. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended May 2, 2015 by the Company’s U.S. operations.

9.	Related Party Transactions

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture. As of April 30, 2016 and January 30, 2016, Parent and affiliates held $233.1 million and $233.0 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $10.1 million and $4.0 million, respectively. For the three months ended April 30, 2016 and May 2, 2015, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $6.1 million and $5.7 million, respectively. See Note 12 –Subsequent Event.

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

Net sales, depreciation and amortization and operating income for the three months ended April 30, 2016 and May 2, 2015 are as follows (in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Net sales:
North America	$199,306	$205,728
Europe	100,341	114,267

Total net sales	299,647	319,995

Depreciation and amortization:
North America	9,095	9,193
Europe	4,965	5,361

Total depreciation and amortization	14,060	14,554

Operating income (loss) for reportable segments:
North America	24,571	19,585
Europe	(8,004)	(154)

Total operating income for reportable segments	16,567	19,431
Severance and transaction-related costs	1,573	407

Consolidated operating income	14,994	19,024
Interest expense, net	55,079	54,420

Consolidated loss before income tax (benefit) expense	$(40,085)	$(35,396)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $1.3 million and $0.1 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $0.3 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

11.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). The 2007 Notes and the 2011 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of April 30, 2016 Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes. See Note 12 –Subsequent Event.

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

Condensed Consolidating Balance Sheet

April 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,769	$3,794	$27,325	$—	$48,888
Inventories	—	94,071	68,405	—	162,476
Prepaid expenses	1,048	13,528	16,740	—	31,316
Other current assets	—	17,048	11,871	—	28,919

Total current assets	18,817	128,441	124,341	—	271,599

Property and equipment:
Furniture, fixtures and equipment	5,707	159,465	84,892	—	250,064
Leasehold improvements	1,315	190,122	123,941	—	315,378

	7,022	349,587	208,833	—	565,442
Accumulated depreciation and amortization	(4,692)	(256,192)	(135,846)	—	(396,730)

	2,330	93,395	72,987	—	168,712

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,636)	—	—	(5,636)

	—	12,419	—	—	12,419

Intercompany receivables	—	185,730	3,413	(189,143)	—
Investment in subsidiaries	1,814,768	(46,828)	—	(1,767,940)	—
Goodwill	—	987,517	314,405	—	1,301,922
Intangible assets, net	257,000	523	214,282	—	471,805
Other assets	469	4,730	39,375	—	44,574

	2,072,237	1,131,672	571,475	(1,957,083)	1,818,301

Total assets	$2,093,384	$1,365,927	$768,803	$(1,957,083)	$2,271,031

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facilities	$109,233	$—	$49,506	$—	$158,739
Trade accounts payable	690	22,526	53,547	—	76,763
Income taxes payable	—	62	5,948	—	6,010
Accrued interest payable	42,605	—	58	—	42,663
Accrued expenses and other current liabilities	5,444	33,565	33,982	—	72,991

Total current liabilities	157,972	56,153	143,041	—	357,166

Intercompany payables	189,143	—	—	(189,143)	—
Long-term debt	2,352,249	—	—	—	2,352,249
Obligation under capital lease	—	16,635	—	—	16,635
Deferred tax liability	—	94,699	8,514	—	103,213
Deferred rent expense	—	24,268	11,900	—	36,168
Unfavorable lease obligations and other long-term liabilities	—	11,570	10	—	11,580

	2,541,392	147,172	20,424	(189,143)	2,519,845

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,798	1,435,909	797,656	(2,233,565)	618,798
Accumulated other comprehensive income (loss), net of tax	(36,184)	(3,515)	(33,769)	37,284	(36,184)
Accumulated deficit	(1,188,594)	(270,159)	(158,551)	428,710	(1,188,594)

	(605,980)	1,162,602	605,338	(1,767,940)	(605,980)

Total liabilities and stockholder’s equity (deficit)	$2,093,384	$1,365,927	$768,803	$(1,957,083)	$2,271,031

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$3,394	$12,813	$—	$18,871
Inventories	—	94,014	57,940	—	151,954
Prepaid expenses	344	1,485	13,847	—	15,676
Other current assets	—	16,023	10,231	—	26,254

Total current assets	3,008	114,916	94,831	—	212,755

Property and equipment:
Furniture, fixtures and equipment	5,537	160,128	80,289	—	245,954
Leasehold improvements	1,315	191,085	117,621	—	310,021

	6,852	351,213	197,910	—	555,975
Accumulated depreciation and amortization	(4,455)	(252,181)	(126,698)	—	(383,334)

	2,397	99,032	71,212	—	172,641

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,416)	—	—	(5,416)

	—	12,639	—	—	12,639

Intercompany receivables	—	169,836	43,000	(212,836)	—
Investment in subsidiaries	1,836,079	(43,436)	—	(1,792,643)	—
Goodwill	—	987,517	314,405	—	1,301,922
Intangible assets, net	257,000	671	212,556	—	470,227
Other assets	486	3,507	39,378	—	43,371

	2,093,565	1,118,095	609,339	(2,005,479)	1,815,520

Total assets	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facilities	$41,059	$—	$—	$—	$41,059
Trade accounts payable	642	27,930	44,561	—	73,133
Income taxes payable	—	228	5,937	—	6,165
Accrued interest payable	67,948	—	36	—	67,984
Accrued expenses and other current liabilities	5,657	39,834	39,734	—	85,225

Total current liabilities	115,306	67,992	90,268	—	273,566

Intercompany payables	212,836	—	—	(212,836)	—
Long-term debt	2,351,072	—	—	—	2,351,072
Obligation under capital lease	—	16,712	—	—	16,712
Deferred tax liability	—	93,626	9,683	—	103,309
Deferred rent expense	—	24,815	11,329	—	36,144
Unfavorable lease obligations and other long-term liabilities	—	12,977	19	—	12,996

	2,563,908	148,130	21,031	(212,836)	2,520,233

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,831	1,435,909	797,656	(2,233,565)	618,831
Accumulated other comprehensive income (loss), net of tax	(49,239)	(7,390)	(41,341)	48,731	(49,239)
Accumulated deficit	(1,149,836)	(300,326)	(92,234)	392,560	(1,149,836)

	(580,244)	1,128,560	664,083	(1,792,643)	(580,244)

Total liabilities and stockholder’s equity (deficit)	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended April 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$186,024	$113,623	$—	$299,647
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,725	91,252	64,376	—	158,353

Gross profit (deficit)	(2,725)	94,772	49,247	—	141,294

Other expenses:
Selling, general and administrative	4,771	55,413	47,538	—	107,722
Depreciation and amortization	237	8,314	5,509	—	14,060
Severance and transaction-related costs	1,348	(3)	228	—	1,573
Other (income) expense	(1,411)	16	4,340	—	2,945

	4,945	63,740	57,615	—	126,300

Operating income (loss)	(7,670)	31,032	(8,368)	—	14,994
Interest expense, net	54,269	540	270	—	55,079

Income (loss) before income taxes	(61,939)	30,492	(8,638)	—	(40,085)
Income tax expense (benefit)	—	(1,339)	12	—	(1,327)

Income (loss) from continuing operations	(61,939)	31,831	(8,650)	—	(38,758)
Equity in earnings (loss) of subsidiaries	23,181	(1,664)	—	(21,517)	—

Net income (loss)	(38,758)	30,167	(8,650)	(21,517)	(38,758)
Foreign currency translation adjustments	2,860	1,486	(2,706)	1,220	2,860
Net gain (loss) on intra-entity foreign currency transactions, net of tax	10,195	2,389	10,278	(12,667)	10,195

Other comprehensive income (loss)	13,055	3,875	7,572	(11,447)	13,055

Comprehensive income (loss)	$(25,703)	$34,042	$(1,078)	$(32,964)	$(25,703)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 2, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$192,508	$127,487	$—	$319,995
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	53	102,177	70,622	—	172,852

Gross profit (deficit)	(53)	90,331	56,865	—	147,143

Other expenses:
Selling, general and administrative	2,637	59,457	50,924	—	113,018
Depreciation and amortization	201	8,313	6,040	—	14,554
Severance and transaction-related costs	135	—	272	—	407
Other (income) expense	639	(767)	268	—	140

	3,612	67,003	57,504	—	128,119

Operating income (loss)	(3,665)	23,328	(639)	—	19,024
Interest expense, net	53,628	543	249	—	54,420

Income (loss) before income taxes	(57,293)	22,785	(888)	—	(35,396)
Income tax expense (benefit)	—	(1,191)	1,213	—	22

Income (loss) from continuing operations	(57,293)	23,976	(2,101)	—	(35,418)
Equity in earnings (loss) of subsidiaries	21,875	(1,655)	—	(20,220)	—

Net income (loss)	(35,418)	22,321	(2,101)	(20,220)	(35,418)
Foreign currency translation adjustments	(85)	402	(2,445)	2,043	(85)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	549	1,142	533	(1,675)	549

Other comprehensive income (loss)	464	1,544	(1,912)	368	464

Comprehensive income (loss)	$(34,954)	$23,865	$(4,013)	$(19,852)	$(34,954)

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(38,758)	$30,167	$(8,650)	$(21,517)	$(38,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(23,181)	1,664	—	21,517	—
Depreciation and amortization	237	8,314	5,509	—	14,060
Amortization of lease rights and other assets	—	—	658	—	658
Amortization of debt issuance costs	2,013	—	89	—	2,102
Accretion of debt premium	(662)	—	—	—	(662)
Net accretion of unfavorable lease obligations	—	(62)	—	—	(62)
Loss on sale/retirement of property and equipment, net	—	98	4	—	102
Stock-based compensation expense (benefit)	(44)	—	11	—	(33)
(Increase) decrease in:
Inventories	—	(57)	(7,130)	—	(7,187)
Prepaid expenses	(704)	(12,043)	(1,473)	—	(14,220)
Other assets	17	(1,179)	(316)	—	(1,478)
Increase (decrease) in:
Trade accounts payable	47	(5,165)	6,252	—	1,134
Income taxes payable	—	(161)	(848)	—	(1,009)
Accrued interest payable	(25,343)	—	21	—	(25,322)
Accrued expenses and other liabilities	(214)	(7,501)	(7,438)	—	(15,153)
Deferred income taxes	—	—	(355)	—	(355)
Deferred rent expense	—	(547)	(64)	—	(611)

Net cash provided by (used in) operating activities	(86,592)	13,528	(13,730)	—	(86,794)

Cash flows from investing activities:
Acquisition of property and equipment	(170)	(2,769)	(1,276)	—	(4,215)
Acquisition of intangible assets/lease rights	—	(11)	(80)	—	(91)

Net cash used in investing activities	(170)	(2,780)	(1,356)	—	(4,306)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	48,864	—	116,864
Payments on revolving credit facilities	—	—	—	—	—
Payment of debt issuance costs	—	—	(44)	—	(44)
Principal payments on capital lease	—	(58)	—	—	(58)
Intercompany activity, net	33,867	(15,895)	(17,972)	—	—

Net cash provided by (used in) financing activities	101,867	(15,953)	30,848	—	116,762

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	5,605	(1,250)	—	4,355

Net increase in cash and cash equivalents	15,105	400	14,512	—	30,017
Cash and cash equivalents, at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents, at end of period	17,769	3,794	27,325	—	48,888

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 2, 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(35,418)	$22,321	$(2,101)	$(20,220)	$(35,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(21,875)	1,655	—	20,220	—
Depreciation and amortization	201	8,313	6,040	—	14,554
Amortization of lease rights and other assets	—	—	787	—	787
Amortization of debt issuance costs	1,976	—	60	—	2,036
Accretion of debt premium	(608)	—	—	—	(608)
Net accretion of unfavorable lease obligations	—	(79)	(5)	—	(84)
Loss on sale/retirement of property and equipment, net	—	156	—	—	156
Stock-based compensation benefit	(596)	—	(50)	—	(646)
(Increase) decrease in:
Inventories	—	(3,451)	(6,880)	—	(10,331)
Prepaid expenses	(385)	(12,178)	(2,447)	—	(15,010)
Other assets	(32)	596	(1,086)	—	(522)
Increase (decrease) in:
Trade accounts payable	11,707	675	(1,491)	—	10,891
Income taxes payable	—	(205)	(1,042)	—	(1,247)
Accrued interest payable	(25,334)	—	(237)	—	(25,571)
Accrued expenses and other liabilities	(1,234)	(3,846)	(2,820)	—	(7,900)
Deferred income taxes	—	—	613	—	613
Deferred rent expense	—	(32)	(302)	—	(334)

Net cash provided by (used in) operating activities	(71,598)	13,925	(10,961)	—	(68,634)

Cash flows from investing activities:
Acquisition of property and equipment	(184)	(4,054)	(1,969)	—	(6,207)
Acquisition of intangible assets/lease rights	—	(11)	(33)	—	(44)

Net cash used in investing activities	(184)	(4,065)	(2,002)	—	(6,251)

Cash flows from financing activities:
Proceeds from revolving credit facilities	82,000	—	54,986	—	136,986
Payments on revolving credit facilities	(14,500)	—	(54,986)	—	(69,486)
Payment of debt issuance costs	—	—	—	—	—
Principal payments on capital lease	—	(40)	—	—	(40)
Intercompany activity, net	2,010	(11,672)	9,662	—	—

Net cash provided by (used in) financing activities	69,510	(11,712)	9,662	—	67,460

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,374	(1,893)	—	481

Net increase (decrease) in cash and cash equivalents	(2,272)	522	(5,194)	—	(6,944)
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	1,208	4,531	14,703	—	20,442
Restricted cash, at end of period	—	—	2,016	—	2,016

Cash and cash equivalents and restricted cash, at end of period	1,208	4,531	16,719	—	22,458

12.	Subsequent Event

On May 4, 2016, the Company entered into two exchange agreements, dated as of May 4, 2016 with certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”), pursuant to which the Company exchanged (i) $174.4 million aggregate principal amount of its 10.50% Senior Subordinated Notes due 2017 (the “Existing Subordinated Notes”) held by the Apollo Funds, for (ii) $174.4 million aggregate principal amount of its newly-issued 10.50% PIK Senior Subordinated Notes due 2017 (the “New PIK Subordinated Notes”). The Existing Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company has caused all $174.4 million aggregate principal amount of the acquired Existing Subordinated Notes to be cancelled. The Apollo Funds are the indirect controlling shareholders of the Company.

The terms of the New PIK Subordinated Notes are substantially the same as those of the Existing Subordinated Notes except that interest, which accrues at 10.50% per annum from December 1, 2015, will be paid-in-kind (“PIK”) with respect to the June 1, 2016 interest payment and may be PIK, paid in cash or paid 50% cash/50% PIK with respect to the December 1, 2016 interest payment. Interest on the New PIK Subordinated Notes and the Existing Subordinated Notes is payable semi-annually in June and December. The New PIK Subordinated Notes and the Existing Subordinated Notes will mature June 1, 2017.

The New PIK Subordinated Notes rank pari passu with the Existing Subordinated Notes, and both series are subordinated to all senior indebtedness of the Company and the Guarantors.

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

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of April 30, 2016, we operated a total of 2,831 company-operated stores of which 1,716 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,115 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®.

As of April 30, 2016, we also had a total of 733 concession stores, of which 243 were located in the United States and Canada (North America segment) and 490 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland and Hungary (Europe segment).

As of April 30, 2016, we also franchised 579 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Philippines, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand and Southern Africa. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other expense (income), net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Icing® is our second brand which we currently operate in North America through company-operated stores and in Middle East through franchised stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability.

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

Financial activity for the three months ended April 30, 2016 includes the following:

•	Net sales decrease of 6.4%;

•	Same store sales percentages;

Three Months Ended April 30, 2016
Consolidated	(5.1)%
North America	(0.8)%
Europe	(12.7)%

•	Merchandise margin increase of 170 basis points; and

•	Operating income margin of 5.0%.

Operational activity for the three months ended April 30, 2016 includes the following:

•	Opened 41 concession stores;

•	Opened 2 new company-operated stores;

•	Closed 38 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened three new Icing ® franchise stores overseas.

A summary of our consolidated results of operations for the three months ended April 30, 2016 and May 2, 2015 are as follows (dollars in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Net sales	$299,647	$319,995
(Decrease) increase in same store sales	(5.1)%	(2.5)%
Gross profit percentage	47.2%	46.0%
Selling, general and administrative expenses as a percentage of net sales	35.9%	35.3%
Depreciation and amortization as a percentage of net sales	4.7%	4.5%
Operating income	$14,994	$19,024
Net loss	$(38,758)	$(35,418)
Number of company-operated stores at the end of the period	2,831	2,983
Number of concession stores at the end of the period	733	219

Net sales

Net sales for the three months ended April 30, 2016 decreased $20.3 million, or 6.4%, from the three months ended May 2, 2015. The decrease was attributable to a decrease in same store sales of $15.3 million, the effect of store closures of $10.6 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.6 million and decreased shipments to franchisees of $1.3 million, partially offset by an increase in new concession store sales and new store sales of $8.5 million. Net sales would have decreased 5.9% excluding the impact of foreign currency exchange rate changes.

For the three months ended April 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.8%, partially offset by an increase in average transaction value of 16.5%. The decrease in transactions was in part attributable to inventory shortages in our European segment that we believe were a temporary condition associated with the merging of our North American and European buying functions into one global function. We have taken actions to correct this on ongoing basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Jewelry	47.9	49.2
Accessories	52.1	50.8

	100.0	100.0

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

During the three months ended April 30, 2016, gross profit percentage increased 120 basis points to 47.2% compared to 46.0% during the three months ended May 2, 2015. The increase in gross profit percentage consisted of a increase in merchandise margin of 170 basis points and by a 10 basis point decrease in buying and buying-related costs, partially offset by a 60 basis point increase in occupancy costs. The increase in merchandise margin percentage resulted primarily from lower freight costs and higher initial markups. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

Selling, general and administrative expenses

During the three months ended April 30, 2016, selling, general and administrative expenses decreased $5.3 million, or 4.7%, compared to the three months ended May 2, 2015. As a percentage of net sales, selling, general and administrative expenses increased 60 basis points compared to the three months ended May 2, 2015. Excluding a favorable $0.7 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $4.6 million. Besides the foreign currency translation effect, the remainder of the decrease was primarily due to lower compensation and related expenses, partially offset by increased concession store commission expense.

Depreciation and amortization expense

During the three months ended April 30, 2016, depreciation and amortization expense decreased $0.5 million to $14.1 million compared to $14.6 million for the three months ended May 2, 2015. Excluding a favorable $0.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $0.4 million.

Other expense, net

The following is a summary of other expense activity for the three months ended April 30, 2016 and May 2, 2015 (in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Foreign currency exchange loss, net	$4,053	$1,425
Royalty income	(1,103)	(1,248)
Other income	(5)	(37)

	$2,945	$140

Interest expense, net

During the three months ended April 30, 2016, net interest expense aggregated $55.1 million compared to $54.4 million for the three months ended May 2, 2015. The increase is primarily due to increased borrowings under our Credit Facilities.

Income taxes

The effective income tax rate for the three months ended April 30, 2016 was 3.3% compared to (0.1)% for the three months ended May 2, 2015. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three months ended April 30, 2016 and May 2, 2015, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Net sales	$199,306	$205,728
(Decrease) increase in same store sales	(0.8)%	(1.9)%
Gross profit percentage	49.9%	47.3%
Number of company-operated stores at the end of the period	1,716	1,832
Number of concession stores at the end of the period	243	22

During the three months ended April 30, 2016, net sales in North America decreased $6.4 million, or 3.1%, from the three months ended May 2, 2015. The decrease was attributable to the effect of store closures of $7.3 million, a decrease in same store sales of $1.5 million, decreased shipments to franchisees of $1.3 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.8 million, partially offset by an increase in new concession store sales and new store sales of $4.5 million. Sales would have decreased 2.8% excluding the impact from foreign currency exchange rate changes.

For the three months ended April 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.3%, partially offset by an increase in average transaction value of 21.9%.

During the three months ended April 30, 2016, gross profit percentage increased 260 basis points to 49.9% compared to 47.3% during the three months ended May 2, 2015. The increase in gross profit percentage consisted of a increase in merchandise margin of 250 basis points and by a 20 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from lower freight costs and higher initial markups. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Jewelry	53.3	55.8
Accessories	46.7	44.2

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Net sales	$100,341	$114,267
(Decrease) increase in same store sales	(12.7)%	(3.6)%
Gross profit percentage	41.6%	43.7%
Number of company-operated stores at the end of the period	1,115	1,151
Number of concession stores at the end of the period	490	197

During the three months ended April 30, 2016, net sales in Europe decreased $13.9 million, or 12.2%, from the three months ended May 2, 2015. The decrease was attributable to a decrease in same stores sales of $13.8 million, the effect of store closures of $3.3 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.8 million, partially offset by an increase in new concession store sales and new store sales of $4.0 million. Sales would have decreased 11.5% excluding the impact from foreign currency exchange rate changes.

For the three months ended April 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 18.8%, partially offset by an increase in average transaction value of 7.4%. The decrease in transactions was in part attributable to inventory shortages caused by the merging of our North American and European buying functions into one global function. We have actions to correct this on ongoing basis.

During the three months ended April 30, 2016, gross profit percentage decreased 210 basis points to 41.6% compared to 43.7% during the three months ended May 2, 2015. The decrease in gross profit percentage consisted of a 250 basis point increase in occupancy costs and a 20 basis point decrease in merchandise margin, partially offset by a 60 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Jewelry	37.4	37.8
Accessories	62.6	62.2

	100.0	100.0

Liquidity and Capital Resources

We anticipate that cash generated from operations and borrowings under our $115.0 million U.S. Credit Facility and $50.0 million Europe Credit Facility, which we collectively refer to as the “Credit Facilities”, will be sufficient to allow us to satisfy payments of interest on our indebtedness, to fund new store expenditures, and meet working capital requirements over the next twelve months. Cash interest on the outstanding Notes (as described below) will be approximately $187.7 million (inclusive of Company’s option to make a PIK election of $9.2 million for the interest due on December 1, 2016 for the New PIK Subordinated Notes held by the Apollo Funds – see “Note Exchange” below) in Fiscal 2016. We expect to fund these interest payments through a combination of cash from operations and borrowings under our Credit Facilities. However, our Senior Subordinated Notes and the New PIK Subordinated Notes will mature in June of Fiscal 2017 and our Credit Facilities will mature later in Fiscal 2017. We cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities and indebtedness. Our ability to make interest payments and meet operational liquidity needs will depend, in part, on our future operating performance and our ability to satisfy covenants under the Credit Facilities. In addition, our ability to refinance the Senior Subordinated Notes and the New PIK Subordinated Notes when they mature in Fiscal 2017, and to replace, renew or extend our Credit Facilities in 2017, will also depend in part on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may also be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended April 30, 2016 and May 2, 2015 is outlined in the table below (in thousands):

	Three Months Ended April 30, 2016	Three Months Ended May 2, 2015
Operating activities	$(86,794)	$(68,634)
Investing activities	(4,306)	(6,251)
Financing activities	116,762	67,460

Cash flows from operating activities

For the three months ended April 30, 2016, cash used in operations increased $18.2 million compared to the prior year period. The primary reason for the increase was a decrease in operating income and net other items of $4.3 million and an increase in working capital of $13.9 million, excluding cash equivalents. For the three months ended May 2, 2015, cash used in operations increased $20.0 million compared to the prior year period. The primary reason for the increase was a decrease in operating income and net other items of $5.7 million and an increase in working capital of $14.3 million, excluding cash equivalents.

Cash flows from investing activities

For the three months ended April 30, 2016, cash used in investing activities was $4.3 million and consisted of $4.3 million for capital expenditures. During the remainder of Fiscal 2016, we expect to spend between $15.0 million and $20.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended April 30, 2016, cash provided by financing activities was $116.8 million, which consisted primarily of net borrowings of $116.8 million under the revolving U.S. Credit Facility. For the three months ended May 2, 2015, cash provided by financing activities was $67.5 million, which consisted primarily of net borrowings of $67.5 million under the revolving U.S. Credit Facility.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of April 30, 2016, we had cash and cash equivalents of $48.9 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of April 30, 2016, our foreign subsidiaries held cash and cash equivalents of $27.3 million. During the three months ended April 30, 2016, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carryforwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2016, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of April 30, 2016, we do not expect to pay U.S. income tax on future Fiscal 2016 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

We anticipate that cash generated from operations, borrowings under our Credit Facilities, and future refinancings of our indebtedness will be sufficient to allow us to satisfy payments of interest and principal on our indebtedness as they become due, to fund new store expenditures, and future working capital requirements in both the next twelve months and over the longer term. However, this will depend, in part, on our future operating performance. Our future operating performance and liquidity, as well as our ability to refinance our indebtedness, may be adversely affected by general economic, financial, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Note Exchange

On May 4, 2016, the Company entered into two exchange agreements, dated as of May 4, 2016 with certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”), pursuant to which the Company exchanged (i) $174.4 million aggregate principal amount of its 10.50% Senior Subordinated Notes due 2017 (the “Existing Subordinated Notes”) held by the Apollo Funds, for (ii) $174.4 million aggregate principal amount of its newly-issued 10.50% PIK Senior Subordinated Notes due 2017 (the “New PIK Subordinated Notes”). The Existing Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company has caused all $174.4 million aggregate principal amount of the acquired Existing Subordinated Notes to be cancelled. The Apollo Funds are the indirect controlling shareholders of the Company.

The terms of the New PIK Subordinated Notes are substantially the same as those of the Existing Subordinated Notes except that interest, which accrues at 10.50% per annum from December 1, 2015, will be paid-in-kind (“PIK”) with respect to the June 1, 2016 interest payment and may be PIK, paid in cash or paid 50% cash/50% PIK with respect to the December 1, 2016 interest payment. Interest on the New PIK Subordinated Notes and the Existing Subordinated Notes is payable semi-annually in June and December. The New PIK Subordinated Notes and the Existing Subordinated Notes will mature June 1, 2017.

The New PIK Subordinated Notes rank pari passu with the Existing Subordinated Notes, and both series are subordinated to all senior indebtedness of the Company and the Guarantors.

U.S Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement, dated as of September 20, 2012, by and among Claire’s Inc. (“Parent”), the Company, Credit Suisse AG, as Administrative Agent, and the other Lenders named therein, as amended (the “U.S. Credit Facility”), which provides for a $115.0 million five-year senior secured revolving credit facility maturing September 20, 2017.

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, we amended the provisions in our U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0. As of April 30, 2016, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 6.42:1.0.

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

A breach of any of these covenants could result in an event of default. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the U.S. Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those Lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the Lenders under the U.S. Credit Facility could proceed against the collateral granted to them to secure that indebtedness. As of April 30, 2016, we were in compliance with the covenants.

As of April 30, 2016, we had $110.2 million of borrowings and $4.7 million of letters of credit outstanding.

Note Covenants

Our Senior Subordinated Notes, New PIK Subordinated Notes, Senior Secured Second Lien Notes, 9.0% Senior Secured First Lien Notes, 6.125% Senior Secured First Lien Notes, and 7.75% Senior Notes (collectively, the “Notes”) also contain various covenants that limit our ability to engage in specified types of transactions. These covenants, subject to certain exceptions and other basket amounts, limit our and our subsidiaries’ ability to, among other things:

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of April 30, 2016, we were in compliance with the covenants under the Notes.

Europe Revolving Credit Facility

Certain of our European subsidiaries are parties to the Europe Credit Facility, entered into in October 2014. In July 2015, we amended the Europe Credit Facility to increase the size from Euro 35 million to USD 50 million. The Europe Credit Facility will terminate on August 20, 2017. Loans under the Europe Credit Facility bear interest at 2.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility.

All obligations under the Europe Credit Facility are unconditionally and fully guaranteed by Claire’s Gibraltar and certain of its existing direct or indirect wholly-owned European subsidiaries, subject to certain exceptions and limitations.

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least five successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of April 30, 2016, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.6:1.0 and its Leverage Ratio was 0.45:1.0.

As of April 30, 2016, we had $50.0 million of borrowings.

Europe Bank Credit Facilities

In addition to the Europe Credit Facility, our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of April 30, 2016, we had a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

Parent Company Registration Statement Filing

On May 3, 2013, Claire’s Inc., our Parent, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Claire’s Inc.’s common stock.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2015 Annual Report on Form 10-K, filed on April 26, 2016, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our annual impairment testing for Fiscal 2015 resulted in a recognition of non-cash impairment charges of $125.0 million, $29.0 million and $1.1 million, relating to goodwill, intangible assets and long-lived assets, respectively. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2016, and we may be required to recognize additional impairment charges at that time or in the future.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns or promotional sales; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements, or expand our store base through concessions; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2015 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of April 30, 2016, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities and our restricted cash was deposited with a significant and credit worthy financial institution.

Interest Rates

As of April 30, 2016, we had fixed rate debt of $2,373.3 million and variable rate debt of $160.2 million. Based on our variable rate balance as of April 30, 2016, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.6 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of April 30, 2016, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $13.1 million and $0.5 million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the three months ended April 30, 2016 and May 2, 2015, respectively.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 6.	Exhibits

4.1	Indenture, dated as of May 4, 2016, among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (1)

4.2	Form of 10.50% PIK Senior Subordinated Note due 2017 (included in Exhibit 4.1) (1)

10.1	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investors named therein (1)

10.2	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investor named therein (1)

10.3	Employment Agreement dated as of May 5, 2016 between Claire’s Stores, Inc. and Ron Marshall (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Form 8-K on May 5, 2016.
(2)	Incorporated by reference from Form 8-K on May 5, 2016.
(3)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

June 13, 2016	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

June 13, 2016	By:	/s/ J. Per Brodin
J. Per Brodin, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

4.1	Indenture, dated as of May 4, 2016, among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee)

4.2	Form of 10.50% PIK Senior Subordinated Note due 2017 (included in Exhibit 4.1)

10.1	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investors named therein

10.2	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investor named therein

10.3	Employment Agreement dated as of May 5, 2016 between Claire’s Stores, Inc. and Ron Marshall

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document