Form 10-Q
period 2016-07-30
CLAIRES STORES INC
filed 2016-09-19
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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

As of September 1, 2016, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2016	January 30, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,272	$18,871
Inventories	153,614	151,954
Prepaid expenses	17,904	15,676
Other current assets	24,676	26,254

Total current assets	271,466	212,755

Property and equipment:
Furniture, fixtures and equipment	243,940	245,954
Leasehold improvements	308,220	310,021

	552,160	555,975
Accumulated depreciation and amortization	(395,236)	(383,334)

	156,924	172,641

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(5,862)	(5,416)

	12,193	12,639

Goodwill	1,301,922	1,301,922
Intangible assets, net of accumulated amortization of $77,961 and $74,683, respectively	469,141	470,227
Other assets	45,980	43,371

	1,817,043	1,815,520

Total assets	$2,257,626	$2,213,555

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities	$158,367	$41,059
Current portion of long-term debt	268,157	—
Trade accounts payable	67,339	73,133
Income taxes payable	4,335	6,165
Accrued interest payable	68,263	67,984
Accrued expenses and other current liabilities	77,259	85,225

Total current liabilities	643,720	273,566

Long-term debt	2,094,410	2,351,072
Obligation under capital lease	16,557	16,712
Deferred tax liability	102,989	103,309
Deferred rent expense	35,001	36,144
Unfavorable lease obligations and other long-term liabilities	11,701	12,996

	2,260,658	2,520,233

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	618,828	618,831
Accumulated other comprehensive loss, net of tax	(44,909)	(49,239)
Accumulated deficit	(1,220,671)	(1,149,836)

	(646,752)	(580,244)

Total liabilities and stockholder’s deficit	$2,257,626	$2,213,555

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Net sales	$317,172	$347,587	$616,819	$667,582
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	170,683	179,076	329,036	351,928

Gross profit	146,489	168,511	287,783	315,654

Other expenses:
Selling, general and administrative	112,372	116,369	220,094	229,387
Depreciation and amortization	13,796	15,634	27,856	30,188
Severance and transaction-related costs	125	420	1,698	827
Other income, net	(4,538)	(2,606)	(1,593)	(2,466)

	121,755	129,817	248,055	257,936

Operating income	24,734	38,694	39,728	57,718
Interest expense, net	55,623	55,044	110,702	109,464

Loss before income tax (benefit) expense	(30,889)	(16,350)	(70,974)	(51,746)
Income tax (benefit) expense	1,188	2,519	(139)	2,541

Net loss	$(32,077)	$(18,869)	$(70,835)	$(54,287)

Net loss	$(32,077)	$(18,869)	$(70,835)	$(54,287)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,340)	(516)	520	(601)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $209, $(108), $735 and $(372)	(6,385)	(3,547)	3,810	(2,998)

Other comprehensive income (loss)	(8,725)	(4,063)	4,330	(3,599)

Comprehensive loss	$(40,802)	$(22,932)	$(66,505)	$(57,886)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Cash flows from operating activities:
Net loss	$(70,835)	$(54,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,856	30,188
Amortization of lease rights and other assets	1,371	1,551
Amortization of debt issuance costs	4,222	4,084
Accretion of debt premium	(1,339)	(1,229)
Non-cash in kind interest expense	9,156	—
Net unfavorable accretion of lease obligations	(126)	(189)
Loss on sale/retirement of property and equipment, net	170	248
Gain on sale of intangible assets/lease rights	—	(1,596)
Stock-based compensation benefit	(3)	(561)
(Increase) decrease in:
Inventories	(1,143)	(25,667)
Prepaid expenses	(3,051)	(1,536)
Other assets	(281)	(4,488)
Increase (decrease) in:
Trade accounts payable	(5,988)	11,513
Income taxes payable	(41)	1,809
Accrued interest payable	284	76
Accrued expenses and other liabilities	(11,997)	(5,514)
Deferred income taxes	(545)	(134)
Deferred rent expense	(1,213)	2,932

Net cash used in operating activities	(53,503)	(42,800)

Cash flows from investing activities:
Acquisition of property and equipment	(8,523)	(14,379)
Acquisition of intangible assets/lease rights	(103)	(127)
Proceeds from sale of intangible assets/lease rights	—	1,736

Net cash used in investing activities	(8,626)	(12,770)

Cash flows from financing activities:
Proceeds from revolving credit facilities	120,618	250,198
Payments on revolving credit facilities	—	(138,898)
Payment of debt issuance costs	(79)	(82)
Principal payments on capital lease	(116)	(81)

Net cash provided by financing activities	120,423	111,137

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,893)	(326)

Net increase in cash and cash equivalents	56,401	55,241
Cash and cash equivalents, at beginning of period	18,871	27,386

Cash and cash equivalents, at end of period	75,272	82,627
Restricted cash, at end of period	—	336

Cash and cash equivalents and restricted cash, at end of period	$75,272	$82,963

Supplemental disclosure of cash flow information:

Interest paid	$98,316	$106,452
Income taxes paid	658	735

Non-cash investing activities
Restricted cash received in escrow (bank)	—	(1,693)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company does not expect adoption of ASU 2016-04 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.03 billion as of July 30, 2016, compared to a carrying value of $2.38 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of January 30, 2016, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

4.	Debt

Debt as of July 30, 2016 and January 30, 2016 included the following components (in thousands):

	July 30, 2016	January 30, 2016

U.S. senior secured revolving credit facility due 2017	$110,200	$42,200
Europe unsecured revolving credit facility due 2017	49,339	—
Unamortized debt issuance cost	(1,172)	(1,141)

Total revolving credit facilities	$158,367	$41,059

Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$85,212	$—
10.5% PIK Senior subordinated notes due 2017	183,556	—
Unamortized debt issuance cost	(611)	—

Total current portion of long-term debt	$268,157	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$—	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,133,015	1,134,354
8.875% Senior secured second lien notes due 2019	450,000	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	320,000	320,000
Unamortized debt issuance cost	(18,605)	(22,894)

Total long-term debt	$2,094,410	$2,351,072

Obligation under capital lease (including current portion)	$16,839	$16,954

(1)	Amount includes unamortized premium of $8,015 and $9,354 as of July 30, 2016 and January 30, 2016, respectively.

10.5% PIK Senior Subordinated Notes

On May 4, 2016, the Company entered into two exchange agreements with certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”), pursuant to which the Company exchanged (i) $174.4 million aggregate principal amount of its 10.5% Senior Subordinated Notes due 2017 (the “Existing Subordinated Notes”) held by the Apollo Funds, for (ii) $174.4 million aggregate principal amount of its newly-issued 10.5% PIK Senior Subordinated Notes due 2017 (the “New PIK Subordinated Notes”). The Existing Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company has caused all $174.4 million aggregate principal amount of the acquired Existing Subordinated Notes to be cancelled. The Apollo Funds are the indirect controlling shareholders of the Company.

The terms of the New PIK Subordinated Notes are substantially the same as those of the Existing Subordinated Notes except that interest, which accrues at 10.5% per annum from December 1, 2015, will be paid-in-kind (“PIK”) with respect to the June 1, 2016 interest payment and may be PIK, paid in cash or paid 50% cash/50% PIK with respect to the December 1, 2016 interest payment. Interest on the New PIK Subordinated Notes and the Existing Subordinated Notes is payable semi-annually in June and December. The New PIK Subordinated Notes and the Existing Subordinated Notes will mature June 1, 2017.

On June 1, 2016, the Company issued an additional $9.2 million aggregate principal amount of New PIK Subordinated Notes in payment of interest due June 1, 2016. The New PIK Subordinated Notes rank pari passu with the Existing Subordinated Notes, and both series are subordinated to all senior indebtedness of the Company and the Guarantors. See Note 9 –Related Party Transactions.

U.S. Revolving Credit Facility and Note Covenants

The Amended and Restated Credit Agreement with respect to the Company’s senior secured revolving credit facility due 2017, as amended (the “U.S. Credit Facility”) in the amount of $115 million and our 10.5% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”), 8.875% Senior Secured Second Lien Notes due 2019 (the “Senior Secured Second Lien Notes”), 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes”), 7.75% Senior Notes due 2020 (the “7.75% Senior Notes”) and the New PIK Subordinated Notes (collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

The U.S. Credit Facility also contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15.0 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of its net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, the Company amended the provisions in its U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0. See Note 12- Subsequent Events for discussion of a waiver and an amendment to the U.S. Credit Facility.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least five successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. See Note 12- Subsequent Events for discussion of a waiver to the Europe Credit Facility.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of July 30, 2016, we had a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

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

6.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 30, 2016	$(54,971)	$5,732	$(49,239)
Other comprehensive income	4,330	—	4,330

Balance as of July 30, 2016	$(50,641)	$5,732	$(44,909)

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended July 30, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of January 30, 2016	3,710,022	$9.43
Options granted	1,085,500	$1.26
Options exercised	—
Options forfeited	(897,135)	$9.07
Options expired	(309,595)	$10.00

Outstanding as of July 30, 2016	3,588,792	$6.99	4.3

Options vested and expected to vest as of July 30, 2016	3,328,970	$7.19	4.1

Exercisable as of July 30, 2016	1,902,149	$8.88	3.0

The weighted average grant date fair value of options granted during the six months ended July 30, 2016 and August 1, 2015 was $0.32 and $0.51, respectively.

During the three and six months ended July 30, 2016 and August 1, 2015, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $0.0 million, $0.1 million, $(0.0) million and $(0.6) million, respectively. During the three and six months ended July 30, 2016, the Company recorded reversals of stock option expense of $0.1 million and $0.2 million, respectively, associated with the forfeitures of stock options, including $0.1 million and $0.1 million, respectively, for former executive officers. Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (3.8)% and 0.2 % for the three and six months ended July 30, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended July 30, 2016 by the Company’s U.S. operations.

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

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture. As of July 30, 2016 and January 30, 2016, Parent and affiliates held $242.3 million and $233.0 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $16.4 million and $4.0 million, respectively. For the three and six months ended July 30, 2016 and August 1, 2015, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $6.3 million, $12.4 million, $5.7 million and $11.4 million, respectively. On June 1, 2016, the Company issued an additional $9.2 million aggregate principal amount of New PIK Subordinated Notes in payment of interest due June 1, 2016.

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

Net sales, depreciation and amortization and operating income for the three and six months ended July 30, 2016 and August 1, 2015 are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
North America	$194,774	$210,567	$394,080	$416,295
Europe	122,398	137,020	222,739	251,287

Total net sales	317,172	347,587	616,819	667,582

Depreciation and amortization:
North America	8,337	10,166	17,432	19,359
Europe	5,459	5,468	10,424	10,829

Total depreciation and amortization	13,796	15,634	27,856	30,188

Operating income for reportable segments:
North America	16,184	24,870	40,755	44,455
Europe	8,675	14,244	671	14,090

Total operating income for reportable segments	24,859	39,114	41,426	58,545
Severance and transaction-related costs	125	420	1,698	827

Consolidated operating income	24,734	38,694	39,728	57,718
Interest expense, net	55,623	55,044	110,702	109,464

Consolidated loss before income tax expense	$(30,889)	$(16,350)	$(70,974)	$(51,746)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.0 million and $0.2 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $1.3 million and $0.4 million for the six months ended July 30, 2016 and August 1, 2015, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.1 million and $0.2 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $0.4 million and $0.4 million for the six months ended July 30, 2016 and August 1, 2015, respectively.

11.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (the “Issuer”), issued the Senior Subordinated Notes, (collectively, the “2007 Notes”). On March 4, 2011, the Issuer issued the Senior Secured Second Lien Notes, (collectively, the “2011 Notes”). On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes (collectively, the “2012 Notes”). On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the 7.75% Senior Notes (collectively, the “2013 Notes”). On May 4, 2016 and June 1, 2016, the Issuer issued the New PIK Subordinated Notes (the “2016 Notes”). The 2007 Notes, the 2011 Notes and the 2016 Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s U.S. Credit Facility. The 2012 Notes and the 2013 Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. As of July 30, 2016, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the 2007 Notes, 2011 Notes, 2012 Notes, 2016 Notes, and 2013 Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes. See Note 12 –Subsequent Event.

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

Condensed Consolidating Balance Sheet

July 30, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,298	$4,644	$37,330	$—	$75,272
Inventories	—	89,012	64,602	—	153,614
Prepaid expenses	1,182	1,652	15,070	—	17,904
Other current assets	—	15,601	9,075	—	24,676

Total current assets	34,480	110,909	126,077	—	271,466

Property and equipment:
Furniture, fixtures and equipment	5,926	158,918	79,096	—	243,940
Leasehold improvements	1,315	188,953	117,952	—	308,220

	7,241	347,871	197,048	—	552,160
Accumulated depreciation and amortization	(4,935)	(259,589)	(130,712)	—	(395,236)

	2,306	88,282	66,336	—	156,924

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,862)	—	—	(5,862)

	—	12,193	—	—	12,193

Intercompany receivables	—	224,498	5,811	(230,309)	—
Investment in subsidiaries	1,834,608	(46,111)	—	(1,788,497)	—
Goodwill	—	987,517	314,405	—	1,301,922
Intangible assets, net	257,000	443	211,698	—	469,141
Other assets	3,443	4,939	37,598	—	45,980

	2,095,051	1,171,286	569,512	(2,018,806)	1,817,043

Total assets	$2,131,837	$1,382,670	$761,925	$(2,018,806)	$2,257,626

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facilities	$109,407	$—	$48,960	$—	$158,367
Current portion of long-term debt	268,157	—	—	—	268,157
Trade accounts payable	(413)	21,945	45,807	—	67,339
Income taxes payable	—	5	4,330	—	4,335
Accrued interest payable	68,211	—	52	—	68,263
Accrued expenses and other current liabilities	8,508	34,308	34,443	—	77,259

Total current liabilities	453,870	56,258	133,592	—	643,720

Intercompany payables	230,309	—	—	(230,309)	—
Long-term debt	2,094,410	—	—	—	2,094,410
Obligation under capital lease	—	16,557	—	—	16,557
Deferred tax liability	—	94,700	8,289	—	102,989
Deferred rent expense	—	23,842	11,159	—	35,001
Unfavorable lease obligations and other long-term liabilities	—	11,694	7	—	11,701

	2,324,719	146,793	19,455	(230,309)	2,260,658

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,828	1,435,909	797,656	(2,233,565)	618,828
Accumulated other comprehensive income (loss), net of tax	(44,909)	(4,831)	(40,536)	45,367	(44,909)
Accumulated deficit	(1,220,671)	(251,826)	(148,244)	400,070	(1,220,671)

	(646,752)	1,179,619	608,878	(1,788,497)	(646,752)

Total liabilities and stockholder’s equity (deficit)	$2,131,837	$1,382,670	$761,925	$(2,018,806)	$2,257,626

Condensed Consolidating Balance Sheet

January 30, 2016

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

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended July 30, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$179,775	$137,397	$—	$317,172
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,861	94,245	73,577	—	170,683

Gross profit (deficit)	(2,861)	85,530	63,820	—	146,489

Other expenses:
Selling, general and administrative	4,794	58,211	49,367	—	112,372
Depreciation and amortization	243	7,543	6,010	—	13,796
Severance and transaction-related costs	1	—	124	—	125
Other (income) expense	(2,102)	398	(2,834)	—	(4,538)

	2,936	66,152	52,667	—	121,755

Operating income (loss)	(5,797)	19,378	11,153	—	24,734
Interest expense, net	54,717	553	353	—	55,623

Income (loss) before income taxes	(60,514)	18,825	10,800	—	(30,889)
Income tax expense (benefit)	—	563	625	—	1,188

Income (loss) from continuing operations	(60,514)	18,262	10,175	—	(32,077)
Equity in earnings (loss) of subsidiaries	28,437	70	—	(28,507)	—

Net income (loss)	(32,077)	18,332	10,175	(28,507)	(32,077)
Foreign currency translation adjustments	(2,340)	(548)	(253)	801	(2,340)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(6,385)	(768)	(6,514)	7,282	(6,385)

Other comprehensive income (loss)	(8,725)	(1,316)	(6,767)	8,083	(8,725)

Comprehensive income (loss)	$(40,802)	$17,016	$3,408	$(20,424)	$(40,802)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 1, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$194,689	$152,898	$—	$347,587
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	29	100,824	78,223	—	179,076

Gross profit (deficit)	(29)	93,865	74,675	—	168,511

Other expenses:
Selling, general and administrative	3,583	60,669	52,117	—	116,369
Depreciation and amortization	211	9,210	6,213	—	15,634
Severance and transaction-related costs	226	3	191	—	420
Other (income) expense	(1,657)	152	(1,101)	—	(2,606)

	2,363	70,034	57,420	—	129,817

Operating income (loss)	(2,392)	23,831	17,255	—	38,694
Interest expense, net	54,261	549	234	—	55,044

Income (loss) before income taxes	(56,653)	23,282	17,021	—	(16,350)
Income tax expense (benefit)	—	696	1,823	—	2,519

Income (loss) from continuing operations	(56,653)	22,586	15,198	—	(18,869)
Equity in earnings (loss) of subsidiaries	37,784	366	—	(38,150)	—

Net income (loss)	(18,869)	22,952	15,198	(38,150)	(18,869)
Foreign currency translation adjustments	(516)	(689)	3,321	(2,632)	(516)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(3,547)	(1,850)	(3,482)	5,332	(3,547)

Other comprehensive income (loss)	(4,063)	(2,539)	(161)	2,700	(4,063)

Comprehensive income (loss)	$(22,932)	$20,413	$15,037	$(35,450)	$(22,932)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended July 30, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$365,799	$251,020	$—	$616,819
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,586	185,497	137,953	—	329,036

Gross profit (deficit)	(5,586)	180,302	113,067	—	287,783

Other expenses:
Selling, general and administrative	9,565	113,624	96,905	—	220,094
Depreciation and amortization	480	15,857	11,519	—	27,856
Severance and transaction-related costs	1,349	(3)	352	—	1,698
Other (income) expense	(3,513)	414	1,506	—	(1,593)

	7,881	129,892	110,282	—	248,055

Operating income (loss)	(13,467)	50,410	2,785	—	39,728
Interest expense, net	108,986	1,093	623	—	110,702

Income (loss) before income taxes	(122,453)	49,317	2,162	—	(70,974)
Income tax expense (benefit)	—	(776)	637	—	(139)

Income (loss) from continuing operations	(122,453)	50,093	1,525	—	(70,835)
Equity in earnings (loss) of subsidiaries	51,618	(1,594)	—	(50,024)	—

Net income (loss)	(70,835)	48,499	1,525	(50,024)	(70,835)
Foreign currency translation adjustments	520	938	(2,959)	2,021	520
Net gain on intra-entity foreign currency transactions, net of tax	3,810	1,621	3,764	(5,385)	3,810

Other comprehensive income (loss)	4,330	2,559	805	(3,364)	4,330

Comprehensive income (loss)	$(66,505)	$51,058	$2,330	$(53,388)	$(66,505)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 1, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$387,197	$280,385	$—	$667,582
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	82	203,001	148,845	—	351,928

Gross profit (deficit)	(82)	184,196	131,540	—	315,654

Other expenses:
Selling, general and administrative	6,220	120,126	103,041	—	229,387
Depreciation and amortization	412	17,523	12,253	—	30,188
Severance and transaction-related costs	361	3	463	—	827
Other (income) expense	(1,018)	(615)	(833)	—	(2,466)

	5,975	137,037	114,924	—	257,936

Operating income (loss)	(6,057)	47,159	16,616	—	57,718
Interest expense, net	107,889	1,092	483	—	109,464

Income (loss) before income taxes	(113,946)	46,067	16,133	—	(51,746)
Income tax expense (benefit)	—	(495)	3,036	—	2,541

Income (loss) from continuing operations	(113,946)	46,562	13,097	—	(54,287)
Equity in earnings (loss) of subsidiaries	59,659	(1,289)	—	(58,370)	—

Net income (loss)	(54,287)	45,273	13,097	(58,370)	(54,287)
Foreign currency translation adjustments	(601)	(287)	876	(589)	(601)
Net gain on intra-entity foreign currency transactions, net of tax	(2,998)	(708)	(2,949)	3,657	(2,998)

Other comprehensive income (loss)	(3,599)	(995)	(2,073)	3,068	(3,599)

Comprehensive income (loss)	$(57,886)	$44,278	$11,024	$(55,302)	$(57,886)

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 30, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(70,835)	$48,499	$1,525	$(50,024)	$(70,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(51,618)	1,594	—	50,024	—
Depreciation and amortization	480	15,857	11,519	—	27,856
Amortization of lease rights and other assets	—	—	1,371	—	1,371
Amortization of debt issuance costs	4,052	—	170	—	4,222
Accretion of debt premium	(1,339)	—	—	—	(1,339)
Non-cash in kind interest expense	9,156	—	—	—	9,156
Net accretion of unfavorable lease obligations	—	(125)	(1)	—	(126)
Loss on sale/retirement of property and equipment, net	—	165	5	—	170
Stock-based compensation expense (benefit)	(13)	—	10	—	(3)
(Increase) decrease in:
Inventories	—	5,002	(6,145)	—	(1,143)
Prepaid expenses	(839)	(166)	(2,046)	—	(3,051)
Other assets	17	105	(403)	—	(281)
Increase (decrease) in:
Trade accounts payable	(1,054)	(5,703)	769	—	(5,988)
Income taxes payable	—	(264)	223	—	(41)
Accrued interest payable	262	—	22	—	284
Accrued expenses and other liabilities	(124)	(6,524)	(5,349)	—	(11,997)
Deferred income taxes	—	—	(545)	—	(545)
Deferred rent expense	—	(973)	(240)	—	(1,213)

Net cash provided by (used in) operating activities	(111,855)	57,467	885	—	(53,503)

Cash flows from investing activities:
Acquisition of property and equipment	(389)	(5,058)	(3,076)	—	(8,523)
Acquisition of intangible assets/lease rights	—	(23)	(80)	—	(103)

Net cash used in investing activities	(389)	(5,081)	(3,156)	—	(8,626)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	52,618	—	120,618
Payments on revolving credit facilities	—	—	—	—	—
Payment of debt issuance costs	(25)	—	(54)	—	(79)
Principal payments on capital lease	—	(116)	—	—	(116)
Intercompany activity, net	74,903	(54,661)	(20,242)	—	—

Net cash provided by (used in) financing activities	142,878	(54,777)	32,322	—	120,423

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,641	(5,534)	—	(1,893)

Net increase in cash and cash equivalents	30,634	1,250	24,517	—	56,401
Cash and cash equivalents, at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents, at end of period	$33,298	$4,644	$37,330	$—	$75,272

Condensed Consolidating Statement of Cash Flows

Six Months Ended August 1, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(54,287)	$45,273	$13,097	$(58,370)	$(54,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,659)	1,289	—	58,370	—
Depreciation and amortization	412	17,523	12,253	—	30,188
Amortization of lease rights and other assets	—	—	1,551	—	1,551
Amortization of debt issuance costs	3,952	—	132	—	4,084
Accretion of debt premium	(1,229)	—	—	—	(1,229)
Net accretion of unfavorable lease obligations	—	(182)	(7)	—	(189)
Loss on sale/retirement of property and equipment, net	—	248	—	—	248
Gain on sale of intangible assets/lease rights	—	—	(1,596)	—	(1,596)
Stock-based compensation benefit	(514)	—	(47)	—	(561)
(Increase) decrease in:
Inventories	—	(15,641)	(10,026)	—	(25,667)
Prepaid expenses	(535)	103	(1,104)	—	(1,536)
Other assets	(32)	(2,320)	(2,136)	—	(4,488)
Increase (decrease) in:
Trade accounts payable	(1,673)	3,051	10,135	—	11,513
Income taxes payable	—	(344)	2,153	—	1,809
Accrued interest payable	289	—	(213)	—	76
Accrued expenses and other liabilities	(1,145)	(1,869)	(2,500)	—	(5,514)
Deferred income taxes	—	—	(134)	—	(134)
Deferred rent expense	—	97	2,835	—	2,932

Net cash provided by (used in) operating activities	(114,421)	47,228	24,393	—	(42,800)

Cash flows from investing activities:
Acquisition of property and equipment	(427)	(8,738)	(5,214)	—	(14,379)
Acquisition of intangible assets/lease rights	—	(25)	(102)	—	(127)
Proceeds from sale of intangible assets/lease rights	—	—	1,736	—	1,736

Net cash used in investing activities	(427)	(8,763)	(3,580)	—	(12,770)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	93,898	—	250,198
Payments on revolving credit facilities	(45,000)	—	(93,898)	—	(138,898)
Payment of debt issuance costs	—	—	(82)	—	(82)
Principal payments on capital lease	—	(81)	—	—	(81)
Intercompany activity, net	35,848	(35,414)	(434)	—	—

Net cash provided by (used in) financing activities	147,148	(35,495)	(516)	—	111,137

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,529)	1,203	—	(326)

Net increase in cash and cash equivalents	32,300	1,441	21,500	—	55,241
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	35,780	5,450	41,397	—	82,627
Restricted cash, at end of period	—	—	336	—	336

Cash and cash equivalents and restricted cash, at end of period	$35,780	$5,450	$41,733	$—	$82,963

12.	Subsequent Events

Exchange Offer

On August 12, 2016, the Company commenced a private offer to exchange (the “Exchange Offer”), upon the terms and conditions set forth in a confidential offer to exchange statement dated August 12, 2016 and a related letter of transmittal (together, the “Offer to Exchange Statement”), any and all of its outstanding Senior Secured Second Lien Notes, 7.75% Senior Notes, and the Senior Subordinated Notes (not held by Claire’s Inc.), and collectively (the “Exchange Notes”) held by eligible holders, for up to $40.0 million of new Senior Secured Term Loans maturing 2021 of the Company (the “Claire’s Stores Term Loans”), up to $130.0 million of new Senior Secured Term Loans maturing 2021 of CLSIP LLC (“CLSIP”), which is a newly formed unrestricted subsidiary of the Company (the “CLSIP Term Loans”) and up to $60.0 million of new Senior Term Loans maturing 2021 of Claire’s Gibraltar, the holding company of the Company’s European operations (the “Claire’s Gibraltar Term Loans”, and collectively, the “Term Loans”).

On August 29, 2016, the Company announced amended terms of the Exchange Offer as set forth in a confidential amended and restated offer to exchange statement dated August 29, 2016 and a related letter of transmittal. Subject to the satisfaction or waiver of the conditions precedent, the closing of the transactions contemplated by the Exchange Offer is expected to occur promptly after the expiration.

Pursuant to the terms of the Exchange Offer, if the Exchange Offer is not fully subscribed, the Apollo Funds and Claire’s Inc., the parent of the Company (“Claire’s Inc.” and together with the Apollo Funds, the “Affiliated Holders”), agreed to effect a similar exchange of up to approximately $183.6 million aggregate principal amount of Claire’s New PIK Subordinated Notes held by the Apollo Funds and up to approximately $58.7 million aggregate principal amount of existing Subordinated Notes held by Claire’s Inc., which exchange will count towards satisfaction of the Exchange Offer’s $400 million Minimum Tender Condition (the “Affiliated Holder Exchange”).

Based on the tenders through September 16, 2016 and the Affiliated Holder Exchange, approximately $575 million of the Company’s outstanding debt will be exchanged for approximately $179 million of new Term Loans.

Election to Delay Interest Payments

On September 15, 2016, the Company elected to delay making interest payments due September 15, 2016 on its outstanding Senior Secured Second Lien Notes, 6.125% Senior Secured First Lien Notes and 9.0% Senior Secured First Lien Notes (the “Secured Notes”) pending completion of the Exchange Offer and the Europe Credit Facility Refinancing described below. Non-payment of this interest would become an event of default under the indentures governing the Secured Notes only if the payment is not made within 30 days. The total amount of interest due September 15, 2016 is approximately $77 million. This includes approximately $10 million of interest accrued on the Senior Secured Second Lien Notes that have been tendered in the Exchange Offer, and which will be cancelled upon completion of the Exchange Offer.

Under the indentures governing each series of Secured Notes, the Company has a 30-day period after the interest payment date before an event of default would occur on October 15, 2016. The occurrence of an event of default under the indentures would give the trustee or the holders of at least 30% of principal amount of each series of Secured Notes the option to declare all of the Secured Notes of such series due and payable immediately upon such event of default. Additionally, failure to make the interest payments on the Secured Notes when due at the end of such period would constitute an event of default under certain of the Company’s other outstanding indebtedness.

Europe Credit Facility Refinancing

Claire’s Gibraltar and certain subsidiaries are party to an unsecured multi-currency revolving credit facility in the amount of $50.0 million that matures August 20, 2017. Consent of the lender under the Europe Credit Facility is required for the consummation of the Exchange Offer, and in addition, consent of the lender is required to allow Claire’s Gibraltar to distribute cash to the Company in an amount required to enable the Company to fund its near term debt service and other obligations, including the interest payments due September 15, 2016. As of the date hereof, the lender has not provided such consents. The Exchange Offer is conditioned on (i) the lender agreeing to an amendment satisfactory to Claire’s Gibraltar providing the foregoing consents, or (ii) the refinancing of the Europe Credit Facility with new debt arrangements satisfactory to the Company, CLSIP and Claire’s Gibraltar that allow the Exchange Offer and distributions of cash from Claire’s Gibraltar in amounts sufficient for the Company to fund its near term debt service and other obligations. This condition to the Exchange Offer cannot be waived by the Company, CLSIP and Claire’s Gibraltar. The Company, Claire’s Gibraltar and certain of its subsidiaries are in advanced discussions with the lender under the Europe Credit Facility with respect to an amended and restated facility that will provide the consents required for the consummation of the Exchange Offer and the distribution of certain cash to the Company.

Upon the delivery of financial statements for the quarter ended July 30, 2016 to the lender under the Europe Credit Facility, the Company would have been in default under the Fixed Charge Cover Ratio covenant contained in the Europe Credit Facility. However, the Company received a waiver of this default from the lender.

U.S. Credit Facility Refinancing

On August 12, 2016, the Company entered into Amendment No. 3 (as supplemented, the “Third Amendment”) of the U.S. Credit Facility.

Pursuant to the Third Amendment, the Company will complete a refinancing of the U.S. Credit Facility as follows:

the Company, its domestic subsidiaries and Claire’s Inc., will be parties to an amendment and restatement of the U.S. Credit Facility (the “Second Amended and Restated Credit Facility”), pursuant to which, among other things, the availability will be reduced to an amount equal to $75.0 million less any amounts outstanding under the ABL Credit Facility (as defined below), the maturity will be extended to February 4, 2019 and certain covenants will be modified;

the Company’s subsidiary Claire’s Gibraltar will be party to a new $40.0 million credit agreement maturing February 4, 2019 (the “Claire’s Gibraltar Credit Facility”), the proceeds of which will be used to reduce outstanding amounts under the U.S. Credit Facility by $40.0 million; and

the Company, its domestic subsidiaries and Claire’s Inc., will be parties to a new ABL Credit Agreement (the “ABL Credit Facility”) maturing February 4, 2019, providing for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility.

Each of the Second Amended and Restated Credit Facility, the Claire’s Gibraltar Credit Facility and the ABL Credit Facility was dated, executed and delivered on August 12, 2016. Nevertheless, the effectiveness of such agreements is subject to the satisfaction or waiver of the respective conditions set out in the Third Amendment upon completion of the Exchange Offer or as provided below.

The Third Amendment provides that, if the Company notifies the Lenders on or before September 23, 2016, that the Exchange Offer will not be completed by September 23, 2016 as a result of the failure to satisfy any of the conditions to such Exchange Offer, including the failure to obtain the consent of the lender of the Company’s current European credit facility or to refinance such European credit facility, or for any other reason, then the Second Amended and Restated Credit Facility, the ABL Credit Facility, and, only if permitted by the lender under the European credit facility, the Claire’s Gibraltar Credit Facility, will become effective notwithstanding the fact that the Exchange Offer will not be completed at that time. If the Claire’s Gibraltar Credit Facility is not permitted, the Second Amended and Restated Credit Facility will provide for revolving credit loans of up to $115.0 million rather than $75.0 million, in either case, less any amounts outstanding under the ABL Credit Facility.

In addition, upon the delivery of financial statements for the quarter ended July 30, 2016 to the lenders under the U.S. Credit Facility, the Company would have been in default under the Total Net Secured Leverage Ratio covenant contained in the U.S. Credit Facility. The terms of the Third Amendment include a waiver of this default upon the effectiveness thereof.

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

We are highly leveraged, with significant debt service obligations. As of July 30, 2016, we reported net debt (total debt less cash and cash equivalents) of approximately $2.5 billion. In addition, our cash flows from operations have been running at rates lower than in prior years. We are undertaking the Exchange Offer in an effort to significantly reduce the amount of our indebtedness and improve liquidity through the reduction of cash interest expense.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of July 30, 2016, we operated a total of 2,801 company-operated stores of which 1,699 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,102 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. As of July 30, 2016, we also had a total of 806 concession stores, of which 244 were located in the United States and Canada (North America segment) and 562 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of July 30, 2016, we also franchised 596 stores in Japan, the Middle East, Turkey, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Philippines, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand, Southern Africa and Russia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three and six months ended July 30, 2016 includes the following:

•	Net sales decrease of 8.8% and decrease of 7.6%; respectively;

•	Same store sales percentages;

	Three Months Ended July 30, 2016	Six Months Ended July 30, 2016
Consolidated	(5.7)%	(5.4)%
North America	(4.4)%	(2.6)%
Europe	(7.8)%	(10.1)%

•	Merchandise margin decreased 160 basis points and was flat, respectively; and

•	Operating income margin of 7.8 % and 6.4%, respectively.

Operational activity for the three and six months ended July 30, 2016 includes the following:

•	Opened 75 and 116 concession stores;

•	Opened none and two new company-operated stores;

•	Closed 30 and 68 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened three and six new Icing ® franchise stores overseas.

A summary of our consolidated results of operations for the three and six months ended July 30, 2016 and August 1, 2015 are as follows (dollars in thousands):

	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015
Net sales	$317,172	$347,587
Decrease in same store sales	(5.7)%	(1.7)%
Gross profit percentage	46.2%	48.5%
Selling, general and administrative expenses as a percentage of net sales	35.4%	33.5%
Depreciation and amortization as a percentage of net sales	4.3%	4.5%
Operating income	$24,734	$38,694
Net loss	$(32,077)	$(18,869)
Number of company-operated stores at the end of the period	2,801	2,954
Number of concession stores at the end of the period	806	327

	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Net sales	$616,819	$667,582
Decrease in same store sales	(5.4)%	(2.1)%
Gross profit percentage	46.7%	47.3%
Selling, general and administrative expenses as a percentage of net sales	35.7%	34.4%
Depreciation and amortization as a percentage of net sales	4.5%	4.5%
Operating income	$39,728	$57,718
Net loss	$(70,835)	$(54,287)
Number of company-operated stores at the end of the period	2,801	2,954
Number of concession stores at the end of the period	806	327

Net sales

Net sales for the three months ended July 30, 2016 decreased $30.4 million, or 8.8%, from the three months ended August 1, 2015. The decrease was attributable to a decrease in same store sales of $18.4 million, the effect of store closures of $11.9 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $5.4 million and decreased shipments to franchisees of $3.4 million, partially offset by an increase in new concession store sales and new store sales of $8.7 million. Net sales would have decreased 7.3% excluding the impact of foreign currency exchange rate changes.

Net sales for the six months ended July 30, 2016 decreased $50.7 million, or 7.6%, from the six months ended August 1, 2015. The decrease was attributable to a decrease in same store sales of $33.7 million, the effect of store closures of $22.5 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $7.0 million and decreased shipments to franchisees of $4.7 million, partially offset by an increase in new concession store sales and new store sales of $17.2 million. Net sales would have decreased 6.6% excluding the impact of foreign currency exchange rate changes.

For the three months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 16.8%, partially offset by an increase in average transaction value of 14.4%.

For the six months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.3%, partially offset by an increase in average transaction value of 15.5%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Jewelry	48.1	49.0	48.0	49.1
Accessories	51.9	51.0	52.0	50.9

	100.0	100.0	100.0	100.0

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

During the three months ended July 30, 2016, gross profit percentage decreased 230 basis points to 46.2% compared to 48.5% during the three months ended August 1, 2015. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 160 basis points and an 80 basis point increase in occupancy costs, partially offset by a 10 basis point decrease in buying and buying-related costs. The decrease in merchandise margin percentage resulted primarily from higher markdowns and sales mix. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

During the six months ended July 30, 2016, gross profit percentage decreased 60 basis points to 46.7% compared to 47.3% during the six months ended August 1, 2015. The decrease in gross profit percentage consisted of a 70 basis point increase in occupancy costs partially offset by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

Selling, general and administrative expenses

During the three months ended July 30, 2016, selling, general and administrative expenses decreased $4.0 million, or 3.4%, compared to the three months ended August 1, 2015. As a percentage of net sales, selling, general and administrative expenses increased 190 basis points compared to the three months ended August 1, 2015. Excluding a favorable $1.8 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $2.2 million. Besides the foreign currency translation effect, the remainder of the decrease was primarily due to lower compensation and related expenses, partially offset by increased concession store commission expense.

During the six months ended July 30, 2016, selling, general and administrative expenses decreased $9.3 million, or 4.1%, compared to the six months ended August 1, 2015. As a percentage of net sales, selling, general and administrative expenses increased 130 basis points compared to the six months ended August 1, 2015. Excluding a favorable $2.5 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $6.8 million. Besides the foreign currency translation effect, the remainder of the decrease was primarily due to lower compensation and related expenses, partially offset by increased concession store commission expense.

Depreciation and amortization expense

During the three months ended July 30, 2016, depreciation and amortization expense decreased $1.8 million to $13.8 million compared to $15.6 million for the three months ended August 1, 2015. Excluding a favorable $0.2 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.6 million.

During the six months ended July 30, 2016, depreciation and amortization expense decreased $2.3 million to $27.9 million compared to $30.2 million for the six months ended August 1, 2015. Excluding a favorable $0.2 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.1 million.

Other income, net

The following is a summary of other income activity for the three and six months ended July 30, 2016 and August 1, 2015 (in thousands):

	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Royalty income	$(1,529)	$(1,400)	$(2,632)	$(2,648)
Foreign currency exchange (gain) loss, net	(3,009)	497	1,044	1,921
Gain on sale of assets	—	(1,669)	—	(1,669)
Other income	—	(34)	(5)	(70)

	$(4,538)	$(2,606)	$(1,593)	$(2,466)

Interest expense, net

During the three months ended July 30, 2016, net interest expense aggregated $55.6 million compared to $55.0 million for the three months ended August 1, 2015. The increase is primarily due to increased borrowings under our Credit Facilities.

During the six months ended July 30, 2016, net interest expense aggregated $110.7 million compared to $109.5 million for the six months ended August 1, 2015. The increase is primarily due to increased borrowings under our Credit Facilities.

Income taxes

The effective income tax rate for the three and six months ended July 30, 2016 was (3.8)% and 0.2% compared to (15.4)% and (4.9)% for the three and six months ended August 1, 2015. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and six months ended July 30, 2016 and August 1, 2015, respectively, by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Net sales	$194,774	$210,567	$394,080	$416,295
(Decrease) increase in same store sales	(4.4)%	0.7%	(2.6)%	(0.6)%
Gross profit percentage	46.1%	48.5%	48.0%	47.9%
Number of company-operated stores at the end of the period	1,699	1,808	1,699	1,808
Number of concession stores at the end of the period	244	48	244	48

During the three months ended July 30, 2016, net sales in North America decreased $15.8 million, or 7.5%, from the three months ended August 1, 2015. The decrease was attributable to the effect of store closures of $8.5 million, a decrease in same store sales of $8.4 million, decreased shipments to franchisees of $3.4 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.6 million, partially offset by an increase in new concession store sales and new store sales of $5.1 million. Sales would have decreased 7.2% excluding the impact from foreign currency exchange rate changes.

During the six months ended July 30, 2016, net sales in North America decreased $22.2 million, or 5.3%, from the six months ended August 1, 2015. The decrease was attributable to the effect of store closures of $15.8 million, a decrease in same store sales of $9.9 million, decreased shipments to franchisees of $4.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.4 million, partially offset by an increase in new concession store sales and new store sales of $9.6 million. Sales would have decreased 5.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.8%, partially offset by an increase in average transaction value of 18.0%.

For the six months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.7%, partially offset by an increase in average transaction value of 20.0%.

During the three months ended July 30, 2016, gross profit percentage decreased 240 basis points to 46.1% compared to 48.5% during the three months ended August 1, 2015. The decrease in gross profit percentage consisted of a decrease in merchandise margin of 130 basis points, a 90 basis point increase in occupancy costs and a 20 basis point increase in buying and buying-related costs. The decrease in merchandise margin resulted primarily from higher markdowns and increased shrink. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

During the six months ended July 30, 2016, gross profit percentage increased 10 basis points to 48.0% compared to 47.9% during the six months ended August 1, 2015. The increase in gross profit percentage consisted of an increase in merchandise margin of 70 basis points, partially offset by a 50 basis point increase in occupancy costs and by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from lower freight costs and higher initial markups, partially offset by higher markdowns. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Jewelry	53.9	55.8	53.6	55.8
Accessories	46.1	44.2	46.4	44.2

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Net sales	$122,398	$137,020	$222,739	$251,287
Decrease in same store sales	(7.8)%	(5.2)%	(10.1)%	(4.4)%
Gross profit percentage	46.3%	48.5%	44.2%	46.3%
Number of company-operated stores at the end of the period	1,102	1,146	1,102	1,146
Number of concession stores at the end of the period	562	279	562	279

During the three months ended July 30, 2016, net sales in Europe decreased $14.6 million, or 10.7%, from the three months ended August 1, 2015. The decrease was attributable to a decrease in same stores sales of $10.0 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $4.8 million and, the effect of store closures of $3.4 million, partially offset by an increase in new concession store sales and new store sales of $3.6 million. Sales would have decreased 7.4% excluding the impact from foreign currency exchange rate changes.

During the six months ended July 30, 2016, net sales in Europe decreased $28.5 million, or 11.4%, from the six months ended August 1, 2015. The decrease was attributable to a decrease in same stores sales of $23.8 million, the effect of store closures of $6.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $5.6 million, partially offset by an increase in new concession store sales and new store sales of $7.6 million. Sales would have decreased 9.3% excluding the impact from foreign currency exchange rate changes.

For the three months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 16.1%, partially offset by an increase in average transaction value of 10.3%.

For the six months ended July 30, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.4%, partially offset by an increase in average transaction value of 9.0%.

During the three months ended July 30, 2016, gross profit percentage decreased 220 basis points to 46.3% compared to 48.5% during the three months ended August 1, 2015. The decrease in gross profit percentage consisted of a 200 basis point decrease in merchandise margin and a 70 basis point increase in occupancy costs, partially offset by a 50 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from sales mix and unfavorable foreign exchange rates. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

During the six months ended July 30, 2016, gross profit percentage decreased 210 basis points to 44.2% compared to 46.3% during the six months ended August 1, 2015. The decrease in gross profit percentage consisted of a 150 basis point increase in occupancy costs and a 120 basis point decrease in merchandise margin, partially offset by a 60 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from sales mix and unfavorable foreign exchange rates, partially offset by lower freight costs. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 30, 2016	Three Months Ended August 1, 2015	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Jewelry	39.1	38.8	38.4	38.3
Accessories	60.9	61.2	61.6	61.7

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of July 30, 2016, we reported net debt (total debt less cash and cash equivalents) of approximately $2.5 billion with maturities ranging from 2017 through 2020. Our revolving credit facilities were fully drawn. See Note 4 – Debt, in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a summary of our outstanding indebtedness as of July 30, 2016. In addition, our cash flows from operations have been running at rates lower than in prior years, requiring a greater portion to be devoted to debt service. See “Events Subsequent to July 30, 2016” for a description of certain steps we are taking to address the foregoing, each of which is summarized below.

We are undertaking the Exchange Offer described below in an effort to reduce our outstanding indebtedness and improve liquidity through the reduction of cash interest expense. Based on the tenders through September 16, 2016 and the Affiliated Holder Exchange (as defined below), upon completion of the transactions contemplated by the Exchange Offer, the Company’s outstanding debt would be reduced by approximately $396 million, debt maturities would be extended, and the Company estimates it would realize annual cash interest savings of approximately $24 million. We are also completing the U.S. Credit Facility Refinancing described below.

Consent of the lender under our Europe Credit Facility (as defined below) is required for the consummation of the Exchange Offer and to enable us to distribute cash from our European subsidiaries to the Company to fund near term debt service and other obligations. As of the date hereof, the lender has not provided the consents. However, we are in advanced discussions with the lender with respect to an amended and restated facility that will provide such consents.

Pending completion of the Exchange Offer and the amendment and restatement of the Europe Credit Facility, we elected to defer interest payments of approximately $77 million due September 15, 2016 on certain indebtedness. The delayed interest payments include approximately $10 million that will be cancelled upon completion of the Exchange Offer.

If the amendment and restatement of the Europe Credit Facility, the Exchange Offer and the U.S. Credit Facility Refinancing are each completed, then we currently anticipate that cash on hand and cash generated from operations will be sufficient to allow us to satisfy payments of interest on our indebtedness, to fund new store expenditures, and meet working capital requirements over the near-term. However, this will depend, to a large degree, on our operating performance, which may be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

In addition, if we complete the actions described below, all of our debt maturities will have been extended to beyond Fiscal 2017, except for the $50 million Europe Credit Facility and approximately $25 million of Subordinated Notes (as defined below). We expect that repayment of our debt as it matures will require refinancing, and we cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of our indebtedness.

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended July 30, 2016 and August 1, 2015 is outlined in the table below (in thousands):

	Six Months Ended July 30, 2016	Six Months Ended August 1, 2015
Operating activities	$(53,503)	$(42,800)
Investing activities	(8,626)	(12,770)
Financing activities	120,423	111,137

Cash flows from operating activities

For the six months ended July 30, 2016, cash used in operations increased $10.7 million compared to the prior year period. The primary reason for the increase was a decrease in operating income and net other items of $10.2 million and an increase in working capital of $0.5 million, excluding cash equivalents. For the six months ended August 1, 2015, cash used in operations increased $23.1 million compared to the prior year period. The primary reason for the increase was an increase in working capital of $18.1 million and a net decrease in operating income adjusted for non-cash items and other items of $5.0 million, excluding cash equivalents.

Cash flows from investing activities

For the six months ended July 30, 2016, cash used in investing activities was $8.6 million and consisted of $8.6 million for capital expenditures. For the six months ended August 1, 2015, cash used in investing activities was $12.8 million and consisted of $14.5 million for capital expenditures, partially offset by proceeds of $1.7 million for sale of intangible assets. During the remainder of Fiscal 2016, we expect to spend approximately $10.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended July 30, 2016, cash provided by financing activities was $120.4 million, which consisted primarily of net borrowings of $120.6 million under the revolving credit facilities, partially offset by payment of $0.1 million in financing costs and payment of $0.1 million for capital lease. For the six months ended August 1, 2015, cash provided by financing activities was $111.1 million, which consisted of net borrowings of $111.3 million under the revolving U.S. Credit Facility, partially offset by payment of $0.1 million in financing costs and payment of $0.1 million for capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of July 30, 2016, we had cash and cash equivalents of $75.3 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of July 30, 2016, our foreign subsidiaries held cash and cash equivalents of $37.3 million. During the six months ended July 30, 2016, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carryforwards was sufficient to offset the associated income tax liability. During the remainder of Fiscal 2016, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of July 30, 2016, we do not expect to pay U.S. income tax on future Fiscal 2016 repatriations. When our U.S. net operating loss carryforwards are no longer available, we would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

Events Subsequent to July 30, 2016

Exchange Offer

On August 12, 2016, the Company commenced a private offer to exchange (the “Exchange Offer”), upon the terms and conditions set forth in a confidential offer to exchange statement dated August 12, 2016 and a related letter of transmittal (together, the “Offer to Exchange Statement”), any and all of its outstanding Senior Secured Second Lien Notes, 7.75% Senior Notes, and the Senior Subordinated Notes (not held by Claire’s Inc.), and collectively (the “Exchange Notes”) held by eligible holders, for up to $40.0 million of new Senior Secured Term Loans maturing 2021 of the Company (the “Claire’s Stores Term Loans”), up to $130.0 million of new Senior Secured Term Loans maturing 2021 of CLSIP LLC (“CLSIP”), which is a newly formed unrestricted subsidiary of the Company (the “CLSIP Term Loans”) and up to $60.0 million of new Senior Term Loans maturing 2021 of Claire’s Gibraltar, the holding company of the Company’s European operations (the “Claire’s Gibraltar Term Loans”, and collectively, the “Term Loans”).

On August 29, 2016, the Company announced amended terms of the Exchange Offer as set forth in a confidential amended and restated offer to exchange statement dated August 29, 2016 and a related letter of transmittal. Subject to the satisfaction or waiver of the conditions precedent, the closing of the transactions contemplated by the Exchange Offer is expected to occur promptly after the expiration.

Pursuant to the terms of the Exchange Offer, if the Exchange Offer is not fully subscribed, the Apollo Funds and Claire’s Inc., the parent of the Company (“Claire’s Inc.” and together with the Apollo Funds, the “Affiliated Holders”), agreed to effect a similar exchange of up to approximately $183.6 million aggregate principal amount of Claire’s New PIK Subordinated Notes held by the Apollo Funds and up to approximately $58.7 million aggregate principal amount of existing Subordinated Notes held by Claire’s Inc., which exchange will count towards satisfaction of the Exchange Offer’s $400 million Minimum Tender Condition (the “Affiliated Holder Exchange”).

Based on the tenders through September 16, 2016 and the Affiliated Holder Exchange, approximately $575 million of the Company’s outstanding debt will be exchanged for approximately $179 million of new Term Loans.

Election to Delay Interest Payments

On September 15, 2016, the Company elected to delay making interest payments due September 15, 2016 on its outstanding Senior Secured Second Lien Notes, 6.125% Senior Secured First Lien Notes and 9.0% Senior Secured First Lien Notes (the “Secured Notes”) pending completion of the Exchange Offer and the Europe Credit Facility Refinancing described below. Non-payment of this interest would become an event of default under the indentures governing the Secured Notes only if the payment is not made within 30 days. The total amount of interest due September 15, 2016 is approximately $77 million. This includes approximately $10 million of interest accrued on the Senior Secured Second Lien Notes that have been tendered in the Exchange Offer, and which will be cancelled upon completion of the Exchange Offer.

The Company is continuing to pay employees, suppliers and trade creditors and to fund current operations on an ongoing basis.

Under the indentures governing each series of Secured Notes, the Company has a 30-day period after the interest payment date before an event of default would occur on October 15, 2016. The occurrence of an event of default under the indentures would give the trustee or the holders of at least 30% of principal amount of each series of Secured Notes the option to declare all of the Secured Notes of such series due and payable immediately upon such event of default. Additionally, failure to make the interest payments on the Secured Notes when due at the end of such period would constitute an event of default under certain of the Company’s other outstanding indebtedness.

Europe Credit Facility Refinancing

Claire’s Gibraltar and certain subsidiaries are party to an unsecured multi-currency revolving credit facility in the amount of $50.0 million that matures August 20, 2017. Consent of the lender under the Europe Credit Facility is required for the consummation of the Exchange Offer, and in addition, consent of the lender is required to allow Claire’s Gibraltar to distribute cash to the Company in an amount required to enable the Company to fund its near term debt service and other obligations, including the interest payments due September 15, 2016. As of the date hereof, the lender has not provided such consents. The Exchange Offer is conditioned on (i) the lender agreeing to an amendment satisfactory to Claire’s Gibraltar providing the foregoing consents, or (ii) the refinancing of the Europe Credit Facility with new debt arrangements satisfactory to the Company, CLSIP and Claire’s Gibraltar that allow the Exchange Offer and distributions of cash from Claire’s Gibraltar in amounts sufficient for the Company to fund its near term debt service and other obligations. This condition to the Exchange Offer cannot be waived by the Company, CLSIP and Claire’s Gibraltar. The Company, Claire’s Gibraltar and certain of its subsidiaries are in advanced discussions with the lender under the Europe Credit Facility with respect to an amended and restated facility that will provide the consents required for the consummation of the Exchange Offer and the distribution of certain cash to the Company. The amended and restated facility is also expected to include certain changes to covenants.

Upon the delivery of financial statements for the quarter ended July 30, 2016 to the lender under the Europe Credit Facility, the Company would have been in default under the Fixed Charge Cover Ratio covenant contained in the Europe Credit Facility. However, the Company received a waiver of this default from the lender.

U.S. Credit Facility Refinancing

On August 12, 2016, the Company entered into Amendment No. 3 (as supplemented, the “Third Amendment”) of the U.S. Credit Facility

Pursuant to the Third Amendment, the Company will complete a refinancing of the U.S. Credit Facility as follows:

the Company, its domestic subsidiaries and Claire’s Inc., will be parties to an amendment and restatement of the U.S. Credit Facility (the “Second Amended and Restated Credit Facility”), pursuant to which, among other things, the availability will be reduced to an amount equal to $75.0 million less any amounts outstanding under the ABL Credit Facility (as defined below), the maturity will be extended to February 4, 2019 and certain covenants will be modified;

the Company’s subsidiary Claire’s Gibraltar will be party to a new $40.0 million credit agreement maturing February 4, 2019 (the “Claire’s Gibraltar Credit Facility”), the proceeds of which will be used to reduce outstanding amounts under the U.S. Credit Facility by $40.0 million; and

the Company, its domestic subsidiaries and Claire’s Inc., will be parties to a new ABL Credit Agreement (the “ABL Credit Facility”) maturing February 4, 2019, providing for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility.

Each of the Second Amended and Restated Credit Facility, the Claire’s Gibraltar Credit Facility and the ABL Credit Facility was dated, executed and delivered on August 12, 2016. Nevertheless, the effectiveness of such agreements is subject to the satisfaction or waiver of the respective conditions set out in the Third Amendment upon completion of the Exchange Offer or as provided below.

The Third Amendment provides that, if the Company notifies the Lenders on or before September 23, 2016, that the Exchange Offer will not be completed by September 23, 2016 as a result of the failure to satisfy any of the conditions to such Exchange Offer, including the failure to obtain the consent of the lender of the Company’s current European credit facility or to refinance such European credit facility, or for any other reason, then the Second Amended and Restated Credit Facility, the ABL Credit Facility, and, only if permitted by the lender under the European credit facility, the Claire’s Gibraltar Credit Facility, will become effective notwithstanding the fact that the Exchange Offer will not be completed at that time. If the Claire’s Gibraltar Credit Facility is not permitted, the Second Amended and Restated Credit Facility will provide for revolving credit loans of up to $115.0 million rather than $75.0 million, in either case, less any amounts outstanding under the ABL Credit Facility.

In addition, upon the delivery of financial statements for the quarter ended July 30, 2016 to the lenders under the U.S. Credit Facility, the Company would have been in default under the Total Net Secured Leverage Ratio covenant contained in the U.S. Credit Facility. The terms of the Third Amendment include a waiver of this default upon the effectiveness thereof.

Indebtedness as of July 30, 2016

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

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default. In addition, so long as the revolving loans and letters of credit outstanding exceed $15 million, we are required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio based upon the ratio of our net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. Effective September 10, 2015, we amended the provisions in our U.S. Credit Facility to increase the maximum Total Net Secured Leverage Ratio. Commencing with the third quarter of Fiscal 2015, the maximum ratio is 6.75:1.0 for all quarters through the end of Fiscal 2016 except the fourth quarters of Fiscal 2015 and Fiscal 2016 when the ratio will be 6.35:1.0. As of July 30, 2016, our revolving loans and letters of credit outstanding exceeded $15.0 million, and our Total Net Secured Leverage Ratio was 7.11:1.0. See “Events Subsequent to July 30, 2016 – U.S. Credit Facility Refinancing”.

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

As of July 30, 2016, we had $110.2 million of borrowings and $4.7 million of letters of credit outstanding.

See “Events subsequent to July 30, 2016 – U.S. Credit Facility Refinancing” for a description of the Third Amendment to the U.S. Credit Facility.

Note Exchange

On May 4, 2016, the Company entered into two exchange agreements, dated as of May 4, 2016 with the Apollo Funds, pursuant to which the Company exchanged (i) $174.4 million aggregate principal amount of its 10.5% Senior Subordinated Notes due 2017 (the “Existing Subordinated Notes”) held by the Apollo Funds, for (ii) $174.4 million aggregate principal amount of its newly-issued 10.5% PIK Senior Subordinated Notes due 2017 (the “New PIK Subordinated Notes”). The Existing Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company has caused all $174.4 million aggregate principal amount of the acquired Existing Subordinated Notes to be cancelled. The Apollo Funds are the indirect controlling shareholders of the Company.

The terms of the New PIK Subordinated Notes are substantially the same as those of the Existing Subordinated Notes except that interest, which accrues at 10.5% per annum from December 1, 2015, will be paid-in-kind (“PIK”) with respect to the June 1, 2016 interest payment and may be PIK, paid in cash or paid 50% cash/50% PIK with respect to the December 1, 2016 interest payment. Interest on the New PIK Subordinated Notes and the Existing Subordinated Notes is payable semi-annually in June and December. The New PIK Subordinated Notes and the Existing Subordinated Notes will mature June 1, 2017.

On June 1, 2016, the Company issued an additional $9.2 million aggregate principal amount of New PIK Subordinated Notes in payment of interest due June 1, 2016. The New PIK Subordinated Notes rank pari passu with the Existing Subordinated Notes, and both series are subordinated to all senior indebtedness of the Company and the Guarantors.

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

Certain of these covenants, such as limitations on our ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to us. None of these Note covenants, however, require us to maintain any particular financial ratio or other measure of financial performance. As of July 30, 2016, we were in compliance with the covenants under the Notes.

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

The Europe Credit Facility contains customary affirmative and negative covenants applicable to Claire’s Gibraltar and its subsidiaries, events of default and provisions relating to mandatory and voluntary payments, which include an annual requirement that for at least five successive Business Days in each year no loans under the Europe Credit Facility may be outstanding. The Europe Credit Facility also contains covenants that require Claire’s Gibraltar to maintain particular financial ratios so long as any amounts are outstanding under the facility: a Fixed Charge Cover Ratio not lower than 1.5:1.0 based upon the ratio of adjusted earnings before interest, taxes, depreciation, amortization, and rent to net interest and rent for each period of four consecutive fiscal quarters and a Leverage Ratio not more than 1.5:1.0 based upon the ratio of net debt to adjusted earnings before interest, taxes, depreciation and amortization for each period of four consecutive fiscal quarters. As of July 30, 2016, Claire’s Gibraltar’s Fixed Charge Cover Ratio was 1.47:1.0 and its Leverage Ratio was 0.29:1.0. See Europe Credit Facility Refinancing.

As of July 30, 2016, we had $49.3 million of borrowings, which reduces the borrowing availability under the Europe Credit Facility to $0.7 million as of that date.

See “Events Subsequent to July 30, 2016 - Europe Credit Facility Refinancing”.

Europe Bank Credit Facilities

In addition to the Europe Credit Facility, our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of July 30, 2016, we had a reduction of $2.1 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of July 30, 2016, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

As of July 30, 2016, we had fixed rate debt of $2,381.8 million and variable rate debt of $159.5 million. Based on our variable rate balance as of July 30, 2016, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.6 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of July 30, 2016, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $4.3 million and ($3.6) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the six months ended July 30, 2016 and August 1, 2015, respectively.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended July 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 6.	Exhibits

10.1	Amended and Restated Credit Agreement dated August 12, 2016. (1)

10.2	Offer Letter with Scott Huckins dated September 2, 2016. (2)

10.3	Supplement No. 1 to the Amendment No. 3 and Waiver dated September 9, 2016. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (4)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a). (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to Form 8-K on August 15, 2016.
(2)	Filed previously as exhibit to Form 8-K on September 9, 2016.
(3)	Filed previously as exhibit to Form 8-K on September 15, 2016.
(4)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

September 19, 2016	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document