Form 10-Q
period 2016-10-29
CLAIRES STORES INC
filed 2016-12-13
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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

As of December 1, 2016, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended October 29, 2016 and October 31, 2015	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2016 and October 31, 2015	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 6. Exhibits	43

SIGNATURES	46

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2016	January 30, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,516	$18,871
Inventories	151,713	151,954
Prepaid expenses	18,502	15,676
Other current assets	27,677	26,254

Total current assets	238,408	212,755

Property and equipment:
Furniture, fixtures and equipment	240,079	245,954
Leasehold improvements	300,340	310,021

	540,419	555,975
Accumulated depreciation and amortization	(397,760)	(383,334)

	142,659	172,641

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(6,088)	(5,416)

	11,967	12,639

Goodwill	1,171,922	1,301,922
Intangible assets, net of accumulated amortization of $79,016 and $74,683, respectively	457,878	470,227
Other assets	42,483	43,371

	1,672,283	1,815,520

Total assets	$2,065,317	$2,213,555

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current revolving credit facility	$48,327	$41,059
Current portion of long-term debt	25,742	—
Trade accounts payable	71,056	73,133
Income taxes payable	7,819	6,165
Accrued interest payable	24,492	67,984
Accrued expenses and other current liabilities	76,547	85,225

Total current liabilities	253,983	273,566

Long-term debt	2,071,019	2,351,072
Revolving credit facility	67,871	—
Obligation under capital lease	16,476	16,712
Deferred tax liability	101,206	103,309
Deferred rent expense	34,589	36,144
Unfavorable lease obligations and other long-term liabilities	10,643	12,996

	2,301,804	2,520,233

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares;issued and outstanding 100 shares	—	—
Additional paid-in capital	630,370	618,831
Accumulated other comprehensive loss, net of tax	(50,747)	(49,239)
Accumulated deficit	(1,070,093)	(1,149,836)

	(490,470)	(580,244)

Total liabilities and stockholder’s deficit	$2,065,317	$2,213,555

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$312,041	$332,677	$928,860	$1,000,259
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	166,833	179,724	495,869	531,652

Gross profit	145,208	152,953	432,991	468,607

Other expenses:
Selling, general and administrative	112,964	118,442	333,058	347,829
Depreciation and amortization	14,061	15,464	41,917	45,652
Impairment of assets	142,271	—	142,271	—
Severance and transaction-related costs	205	200	1,903	1,027
Other income, net	(3,900)	(2,185)	(5,493)	(4,651)

	265,601	131,921	513,656	389,857

Operating (loss) income	(120,393)	21,032	(80,665)	78,750
Gain on early debt extinguishment	317,323	—	317,323	—
Interest expense, net	47,101	55,296	157,803	164,760

Income (loss) before income tax (benefit) expense	149,829	(34,264)	78,855	(86,010)
Income tax (benefit) expense	(749)	1,675	(888)	4,216

Net income (loss)	$150,578	$(35,939)	$79,743	$(90,226)

Net income (loss)	$150,578	$(35,939)	$79,743	$(90,226)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,600)	94	(1,080)	(507)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $650, $1,191, $(84) and $820	(4,238)	(928)	(428)	(3,926)

Other comprehensive loss	(5,838)	(834)	(1,508)	(4,433)

Comprehensive income (loss)	$144,740	$(36,773)	$78,235	$(94,659)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income (loss)	$79,743	$(90,226)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,917	45,652
Impairment of assets	142,271	—
Amortization of lease rights and other assets	2,054	2,534
Amortization of debt issuance costs	6,176	6,188
Accretion of debt premium	(2,029)	(1,864)
Non-cash in kind interest expense	9,156	—
Net unfavorable accretion of lease obligations	(190)	(256)
Loss on sale/retirement of property and equipment, net	228	343
Gain on early debt extinguishment	(317,323)	—
Gain on sale of intangible assets/lease rights	(303)	(2,475)
Stock-based compensation benefit	(11)	(502)
(Increase) decrease in:
Inventories	(1,249)	(47,094)
Prepaid expenses	(4,960)	(13,536)
Other assets	(1,658)	(6,180)
Increase (decrease) in:
Trade accounts payable	(1,353)	29,595
Income taxes payable	355	746
Accrued interest payable	(23,416)	(25,492)
Accrued expenses and other liabilities	(9,374)	(4,340)
Deferred income taxes	(2,377)	528
Deferred rent expense	(1,274)	2,927

Net cash used in operating activities	(83,617)	(103,452)

Cash flows from investing activities:
Acquisition of property and equipment	(12,351)	(22,414)
Acquisition of intangible assets/lease rights	(110)	(140)
Proceeds from sale of intangible assets/lease rights	303	2,614

Net cash used in investing activities	(12,158)	(19,940)

Cash flows from financing activities:
Proceeds from revolving credit facilities	165,427	285,223
Payments on revolving credit facilities	(40,935)	(163,758)
Payment of debt issuance costs	(11,272)	(415)
Principal payments on capital lease	(176)	(123)
Capital contribution from Parent	11,550	—

Net cash provided by financing activities	124,594	120,927

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,174)	(1,013)

Net increase (decrease) in cash and cash equivalents	21,645	(3,478)
Cash and cash equivalents, at beginning of period	18,871	27,386

Cash and cash equivalents, at end of period	$40,516	$23,908

Supplemental disclosure of cash flow information:
Interest paid	$167,819	$185,815
Income taxes paid	1,425	2,932
Non-cash investing activities
Restricted cash received in escrow (bank)	—	(2,029)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Claire’s Stores, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 30, 2016 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

In August 26, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update address how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect adoption of ASU 2016-15 to have a material impact on the Company’s cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

		Fair Value Measurements as of October 29, 2016 Using			Impairment Charges
	Carrying Value (2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)(3)	(Estimated) Three Months Ended October 29, 2016
Intangible assets	$406,000	$—	$—	$397,000	$9,000

(1)	See Note 4 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of tradenames relating to North America and Europe, $257,000 and $149,000, respectively.
(3)	Fair Value comprised of tradenames relating to North America and Europe, $253,000 and $144,000, respectively.

During the three months ended October 29, 2016, tradenames with a carrying value of $406.0 million were written down to their fair value of $397.0 million, resulting in an impairment charge of $9.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss). For goodwill, see Note 4 – Impairment Charges and Note 5 – Goodwill and Other Intangible Assets.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities, long-term debt and revolving credit facilities. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.11 billion as of October 29, 2016, compared to a carrying value of $2.11 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of January 30, 2016, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy.

4.	Impairment Charges

The Company recorded estimated non-cash impairment charges for the three months ended October 29, 2016. No impairment charges were recorded for the three months ended October 31, 2015 (in thousands):

Three Months Ended October 29, 2016
Goodwill (estimated)	$130,000
Tradenames (estimated)	9,000
Long-lived assets (estimated)	3,271

Total impairment charges (estimated)	$142,271

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

Declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances have adversely affected our results of operations. Generally, the Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. However, during the third quarter of Fiscal 2016, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company will perform its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

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

In the third quarter of Fiscal 2016, during testing under step 1, management determined the fair value of the Europe reporting unit was less than its carrying value. Given the timing of the Step 1 analysis and complexities inherent in the Step 2 calculation, management recorded a preliminary estimate of the goodwill impairment charge. Accordingly, management utilized step 1 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the Europe reporting unit was impaired by $130.0 million. As a result, the Company recorded a preliminary estimated non-cash impairment charge of $130.0 million in the third quarter of 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of Fiscal 2016, the Company will complete its step 2 testing and, accordingly, will adjust the preliminary estimated goodwill impairment charges recorded in the third quarter of Fiscal 2016.

The Company also performed similar impairment testing on its other indefinite-lived intangible assets during the third quarter of Fiscal 2016. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event.

In the third quarter of Fiscal 2016, the Company determined that the tradenames intangible assets in its Europe reporting unit and its North America reporting unit were impaired by $5.0 million and $4.0 million, respectively. As a result, the Company recorded a preliminary estimated non-cash impairment charge of $9.0 million in the third quarter of Fiscal 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

In the third quarter of Fiscal 2016, the Company determined that the leasehold improvements in its Europe reporting unit were impaired by $3.3 million. As a result, the Company recorded a preliminary estimated non-cash impairment charge of $3.3 million in the third quarter of Fiscal 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

5.	Goodwill and Other Intangible Assets

In connection with the Company’s acquisition by Apollo Global Management, LLC, the Company recorded goodwill and other intangible assets at the date of acquisition. The Company’s indefinite-lived intangible assets include tradenames and territory rights which are not subject to amortization. The Company’s principal definite-lived intangible assets include lease rights, franchise agreements and leases that existed at date of acquisition with terms that were favorable to market at that date.

The carrying amount of goodwill as of October 29, 2016 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of October 29, 2016:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(428,134)	(247,000)	(675,134)

	$987,517	$184,405	$1,171,922

6.	Debt

Debt as of October 29, 2016 and January 30, 2016 included the following components (in thousands):

	October 29, 2016	January 30, 2016
Current revolving credit facilities:
Europe unsecured revolving credit facility due 2017	$49,219	$—
U.S. senior secured revolving credit facility due 2017	—	42,200
Unamortized debt issuance cost	(892)	(1,141)

Total current revolving credit facilities	$48,327	$41,059

Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$25,783	$—
Unamortized debt issuance cost	(41)	—

Total current portion of long-term debt	$25,742	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$—	$259,612
9.0% Senior secured first lien notes due 2019 (1)	1,132,325	1,134,354
8.875% Senior secured second lien notes due 2019	222,300	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	216,742	320,000
9.0% Term loan due 2019	40,000	—
9.0% Term loans due 2021	117,285	—
9.0% Term loans due 2021PIK	60,567	—
Adjustment to carrying value	86,296	—
Unamortized debt issuance cost	(14,496)	(22,894)

Total long-term debt	$2,071,019	$2,351,072

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$70,200	$—
Unamortized debt issuance cost	(2,329)	—

Total revolving credit facility	$67,871	$—

Obligation under capital lease (including current portion)	$16,779	$16,954

(1)	Amount includes unamortized premium of $7,325 and $9,354 as of October 29, 2016 and January 30, 2016, respectively.

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“ CLSIP ”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“ Claire’s Gibraltar ” and together with the Company and CLSIP, the “ Offerors ”) completed an offer to exchange (the “ Exchange Offer ”) any and all of the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “ Second Lien Notes ”), (ii) 7.750% Senior Notes due 2020 (the “ Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “ Subordinated Notes ,” and together with the Second Lien Notes and the Unsecured Notes, the “ Notes”), except for Subordinated Notes held by Claire’s Inc., the parent of the Company (“ Parent ”), for (i) up to $40.0 million of Senior Secured Term Loans maturing 2021 of the Company (“ Claire’s Stores Term Loans ”), (ii) up to $130.0 million of Senior Secured Term Loans maturing 2021 of CLSIP (“ CLSIP Term Loans ”) and (iii) up to $60.0 million of Senior Term Loans maturing 2021 of Claire’s Gibraltar (“ Claire’s Gibraltar Term Loans ” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “ Term Loans ”).

On September 20, 2016, the Offerors accepted from non-affiliate holders approximately $227.7 million aggregate principal amount of Second Lien Notes, approximately $103.3 million aggregate principal amount of Unsecured Notes and approximately $0.7 million aggregate principal amount of Subordinated Notes validly tendered and not withdrawn in the Exchange Offer in exchange for approximately $20.4 million aggregate principal amount of Claire’s Stores Term Loans, approximately $66.3 million aggregate principal amount of CLSIP Term Loans and approximately $30.6 million aggregate principal amount of Claire’s Gibraltar Term Loans and entered into the respective term loan agreements providing for each of the Term Loans.

Parent owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “ Apollo Funds ” and, together with Parent, the “ Affiliated Holders ”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “ PIK Subordinated Notes ”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “ Affiliated Holder Exchange ”). On September 20, 2016, the Offerors accepted from the Affiliated Holders all approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of CLSIP Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind. See Note 11 – Related Party Transactions.

The Company recorded a gain on early debt extinguishment related to the Exchange Offer and the Affiliated Holder Exchange in the three months ended October 29, 2016 as follows (in thousands):

Reduction in carrying value of debt exchange	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of deferred financing costs, plus professional fees	(11,843)
Adjustment to carrying value of debt	(86,296)

Gain on early debt extinguishment	$318,017

The adjustment to carrying value of debt represents the interest to be paid in cash on the term loans issued in the exchange through the maturity date of those term loans. This amount increases the Company’s carrying value of debt as of October 29, 2016. Such amount should be reduced in the future years as scheduled interest is paid on those notes.

Term Loan Agreements

Claire’s Stores Term Loan Agreement

On September 20, 2016, the Company entered into the Term Loan Credit Agreement, among the Company, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “ Claire’s Stores Term Loan Agreement ”), providing for $30.9 million aggregate principal amount of Claire’s Stores Term Loans maturing on September 20, 2021. The Claire’s Stores Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Stores Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Stores Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Stores Term Loans are guaranteed on a senior basis by each of the Company’s present and future domestic subsidiaries, other than certain excluded subsidiaries (including CLSIP and CLSIP Holdings (as defined below)). The Claire’s Stores Term Loans are secured on a pari passu basis with the Senior Secured First Lien Notes and the U.S. Credit Facility, subject to certain permitted liens, by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets securing the Company’s first-lien obligations other than certain collateral securing the ABL Credit Facility, as defined below (the “ Notes Priority Collateral”) and (ii) a second-priority interest, junior to the liens on such other collateral securing the ABL Credit Facility (the “ABL Priority Collateral ”). The Claire’s Stores Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

CLSIP Term Loan Agreement

On September 20, 2016, CLSIP entered into the Term Loan Credit Agreement, among CLSIP, CLSIP’s parent, CLSIP Holdings LLC, a newly formed Delaware limited liability company and a wholly-owned unrestricted subsidiary of the Company (“CLSIP Holdings”) and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “ CLSIP Term Loan Agreement ”), providing for $100.5 million aggregate principal amount of CLSIP Term Loans maturing on September 20, 2021. The CLSIP Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the CLSIP Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold CLSIP Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The CLSIP Term Loans are guaranteed by CLSIP Holdings. Each of the CLSIP and CLSIP Holdings are unrestricted subsidiaries under the Company’s other debt agreements. The CLSIP Term Loans are not guaranteed by the Company or any of its other subsidiaries. The CLSIP Term Loans will be secured by a first-priority lien on (x) substantially all assets of CLSIP, which will consist of CLSIP’s rights in certain intellectual property rights used by the Company and its subsidiaries in the conduct of their business and transferred to CLSIP immediately prior to the completion of the Exchange Offer (the “ Transferred IP ”) and CLSIP’s rights under the Transferred IP Agreement (as described below) and (y) all equity interests of CLSIP held by CLSIP Holdings (together with the Transferred IP, the “ CLSIP Collateral ”). The CLSIP Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

The Transferred IP consists of (a) an undivided 17.5% interest (the “US Claire’s Marks Ownership Interest”) in all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Claire’s ® brand, (ii) common law trademark rights in and to the Claire’s ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “ US Claire’s Marks ”); (b) all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Icing ® brand, (ii) common law trademark rights in and to the Icing ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “ US Icing Marks ”); (c) certain internet domain names that incorporate, correspond with or are otherwise related to the Claire’s ® and Icing ® brands (the “ Domain Names ”); and (d) a mobile application agreement pursuant to which the Claire’s ® mobile application is licensed from a third party (the “ Mobile Application Agreement ”).

In connection with the CLSIP Term Loans, on September 20, 2016, CLSIP entered into the Intellectual Property Agreement (the “ Transferred IP Agreement ”) with CBI Distributing Corp., a wholly owned subsidiary of the Company (“ CBI ”), the Company and certain of its other domestic subsidiaries (“Claire’s Parties ”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

Claire’s Gibraltar Term Loan Agreement

On September 20, 2016, Claire’s Gibraltar entered into the Term Loan Credit Agreement, among Claire’s Gibraltar, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (the “ Claire’s Gibraltar Term Loan Agreement ”), providing for $46.4 million aggregate principal amount of Claire’s Gibraltar Term Loans maturing on September 20, 2021. The Claire’s Gibraltar Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Gibraltar Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Gibraltar Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Gibraltar Term Loans are not guaranteed by the Company or any of its other subsidiaries and are unsecured. The Claire’s Gibraltar Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

U.S. Revolving Credit Facility

Second Amended and Restated Credit Facility

On September 20, 2016, the Second Amended and Restated Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “U.S. Credit Facility”) became effective. Pursuant to the Second Amended and Restated Credit Facility, among other things, the availability under the U.S. Credit Facility reduced from $115.0 million to an amount equal to $75.0 million less any amounts outstanding under the ABL Credit Facility, the maturity was extended to February 4, 2019 and certain covenants were modified.

Borrowings under the U.S. Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company also pays a facility fee of 0.50% per annum of the committed amount of the U.S. Credit Facility whether or not utilized, less amounts outstanding under the ABL Credit Facility.

All obligations under the U.S. Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP and CLSIP Holdings).

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, on a pari passu basis with the Claire’s Stores Term Loans and the Senior Secured First Lien Notes by (i) a first-priority lien on the Notes Priority Collateral and (ii) a second-priority lien on the ABL Priority Collateral.

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of, for the fiscal quarters prior to the first fiscal quarter of 2018, 8.95:1.00, and for the fiscal quarters including and after the first fiscal quarter of 2018, 8.00:1.00, based upon the ratio of the Company’s net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

During the three months ended October 29, 2016, the Company recognized a $0.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility.

As of October 29, 2016, no borrowings were outstanding under the U.S. Credit Facility.

ABL Credit Facility

On September 20, 2016, the ABL Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders part thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “ABL Credit Facility”) became effective. The ABL Credit Facility matures on February 4, 2019 and provides for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility (as defined above).

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans.

All obligations under the ABL Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP and CLSIP Holdings).

All obligations under the ABL Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by (i) a first-priority security interest in the ABL Priority Collateral and (ii) a second-priority security interest in the Notes Priority Collateral.

The ABL Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance.

As of October 29, 2016, we had $70.2 million of borrowings, together with the $4.7 million of letters of credit outstanding, reduces the borrowing availability to $0.1 million.

Europe Revolving Credit Facility Amendment and Restatement

On September 20, 2016, Claire’s (Gibraltar) Intermediate Holdings Limited (“Claire’s Intermediate Gibraltar”), a newly formed subsidiary of Claire’s Gibraltar and the holding company of the Company’s European operations, and certain European operating subsidiaries entered into an amendment and restatement (the “Europe Credit Facility Amendment and Restatement”) of the $50.0 million Multicurrency Revolving Facility Agreement, dated as of October 2, 2014, as amended, among Claire’s Gibraltar, HSBC Bank PLC and the other parties named therein. Claire’s Gibraltar is not a guarantor or obligor of the Europe Credit Facility Amendment and Restatement. The Europe Credit Facility Amendment and Restatement is secured by the equity interests in Claire’s Intermediate Gibraltar and by equity interests in its direct and indirect subsidiaries and certain of their respective assets. The Europe Credit Facility Amendment and Restatement permits certain distributions of cash to the Company, amends certain of the covenants and provides for security to secure the obligations of Claire’s Intermediate Gibraltar and the operating subsidiaries to HSBC Bank PLC. The Europe Credit Facility Amendment and Restatement will terminate on August 20, 2017, but requires a pay down to zero by December 31, 2016 and no borrowings are permitted thereafter unless certain conditions are met, some of which are to be determined by HSBC Bank PLC. No particular financial ratios are required to be maintained during the period beginning as of the effective date of the Europe Credit Facility Amendment and Restatement through December 31, 2016. Loans under the Europe Credit Facility bear interest at 4.50% per annum plus the Euro Interbank Offered Rate as in effect for interest periods of one, three or six months or any other period agreed upon. The Europe Credit Facility also provides for a facility fee of 0.875% per annum on the unused amount of the facility. As of October 29, 2016, we had $0.8 million of borrowing availability.

Claire’s Gibraltar Credit Facility

On September 20, 2016, the $40.0 million Credit Agreement, dated as of August 12, 2016, among Claire’s Gibraltar, the lenders party thereto and Credit Suisse AG, Cayman’s Islands Branch, as Administrative Agent (the “Claire’s Gibraltar Credit Facility”) became effective. The Claire’s Gibraltar Facility provides for a $40.0 million term loan maturing February 4, 2019 (the proceeds of which were used to reduce outstanding amounts under the U.S. Credit Facility). Obligations under the Claire’s Gibraltar Credit Facility will be unsecured and not guaranteed by any subsidiary of Claire’s Gibraltar (or by Claire’s Inc. or any of its other subsidiaries).

Borrowings under the Claire’s Gibraltar Credit Facility will bear interest at a rate equal to, at Claire’s Gibraltar’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans.

The Claire’s Gibraltar Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

Note Covenants

The Subordinated Notes, the Second Lien Notes, 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes” and collectively with the 9.0% Senior Secured First Lien Notes, the “First Lien Notes”), and the Unsecured Notes and collectively, the “Notes”) contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants in the indentures governing the Notes, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the respective dates of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company.

Europe Bank Credit Facilities

In addition to the other debt arrangements described above, our non-U.S. subsidiaries have bank credit facilities totaling $2.3 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of October 29, 2016, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.5 million as of that date.

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

8.	Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

	Foreign Currency Items	Derivative Instrument	Total
Balance as of January 30, 2016	$(54,971)	$5,732	$(49,239)
Other comprehensive loss	(1,508)	—	(1,508)

Balance as of October 29, 2016	$(56,479)	$5,732	$(50,747)

9.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended October 29, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 30, 2016	3,710,022	$9.43
Options granted	1,426,700	$1.26
Options exercised	—
Options forfeited	(1,053,535)	$9.02
Options expired	(773,325)	$9.92

Outstanding as of October 29, 2016	3,309,862	$5.92	4.7

Options vested and expected to vest as of October 29, 2016	3,054,488	$6.10	4.6

Exercisable as of October 29, 2016	1,479,669	$8.36	3.4

The weighted average grant date fair value of options granted during the nine months ended October 29, 2016 and October 31, 2015 was $0.33 and $0.51, respectively.

During the three and nine months ended October 29, 2016 and October 31, 2015, the Company recorded stock-based compensation expense (benefit) and additional paid-in capital relating to stock-based compensation of approximately $(0.0) million, $0.1 million, $(0.0) million and $(0.5) million, respectively. During the three and nine months ended October 29, 2016, the Company recorded reversals of stock option expense of $0.0 million and $0.2 million, respectively, associated with the forfeitures of stock options, including $0.0 million and $0.1 million, respectively, for former executive officers. Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

10.	Income Taxes

The effective income tax rate was (0.5)% and (1.1)% for the three and nine months ended October 29, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from the exclusion from taxable income of the gain on extinguishment of debt and the increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses included in income in the three and nine months ended October 29, 2016 by the Company’s U.S. operations. As a result of taxable income related to the gain on extinguishment of debt, the Company’s net operating loss carryforwards will be fully utilized as of January 1, 2017.

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

11.	Related Party Transactions

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture.

On September 20, 2016, pursuant to the Affiliated Holder Exchange, the Parent and affiliates exchanged all $58.7 million aggregate principal amount of Subordinated Notes, and all $183.6 million aggregate principal amount of PIK Subordinated Notes held by them for

$10.5 million aggregate principal amount of Claire’s Stores Term Loans, $34.2 million aggregate principal amount of CLSIP Term Loans and $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans.

As of October 29, 2016 and January 30, 2016, Parent and affiliates held $60.6 million and $233.0 million, respectively, of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $20.0 million and $4.0 million, respectively. For the three and nine months ended October 29, 2016 and October 31, 2015, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $3.6 million, $16.0 million, $5.8 million and $17.1 million, respectively. On June 1, 2016, the Company issued an additional $9.2 million aggregate principal amount of New PIK Subordinated Notes in payment of interest due June 1, 2016.

12.	Segment Information

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

Net sales, depreciation and amortization, impairment of assets and operating income for the three and nine months ended October 29, 2016 and October 31, 2015 are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales:
North America	$192,885	$202,434	$586,965	$618,729
Europe	119,156	130,243	341,895	381,530

Total net sales	312,041	332,677	928,860	1,000,259

Depreciation and amortization:
North America	8,641	9,527	26,073	28,886
Europe	5,420	5,937	15,844	16,766

Total depreciation and amortization	14,061	15,464	41,917	45,652

Impairment of assets:
North America	4,000	—	4,000	—
Europe	138,271	—	138,271	—

Total impairment charges	142,271	—	142,271	—

Operating income for reportable segments:
North America	15,501	14,672	56,256	59,127
Europe	6,582	6,560	7,253	20,650

Total operating income for reportable segments	22,083	21,232	63,509	79,777
Impairment of assets	142,271	—	142,271	—
Severance and transaction-related costs	205	200	1,903	1,027

Consolidated operating income	(120,393)	21,032	(80,665)	78,750
Gain on early debt extinguishment	317,323	—	317,323	—
Interest expense, net	47,101	55,296	157,803	164,760

Consolidated income (loss) before income tax (benefit) expense	$149,829	$(34,264)	$78,855	$(86,010)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.0 million and $0.1 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $1.3 million and $0.4 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.2 million and $0.1 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $0.6 million and $0.6 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

13.	Supplemental Financial Information

On May 29, 2007, Claire’s Stores, Inc. (referred to in this Note 13 as the “Issuer”), issued the Subordinated Notes. On March 4, 2011, the Issuer issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Subordinated Notes and the Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions including CLSIP and CLSIP Holdings). As of October 29, 2016, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

October 29, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,540	$3,806	$21,170	$—	$40,516
Inventories	—	88,360	63,353	—	151,713
Prepaid expenses	962	1,658	15,882	—	18,502
Other current assets	—	15,871	11,806	—	27,677

Total current assets	16,502	109,695	112,211	—	238,408

Property and equipment:
Furniture, fixtures and equipment	6,117	159,129	74,833	—	240,079
Leasehold improvements	1,315	188,657	110,368	—	300,340

	7,432	347,786	185,201	—	540,419
Accumulated depreciation and amortization	(5,185)	(265,232)	(127,343)	—	(397,760)

	2,247	82,554	57,858	—	142,659

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,088)	—	—	(6,088)

	—	11,967	—	—	11,967

Intercompany receivables	—	322,773	55,193	(377,966)	—
Investment in subsidiaries	1,622,492	(45,081)	—	(1,577,411)	—
Goodwill	—	987,517	184,405	—	1,171,922
Intangible assets, net	188,100	149,893	204,519	(84,634)	457,878
Other assets	1,169	4,709	36,605	—	42,483

	1,811,761	1,419,811	480,722	(2,040,011)	1,672,283

Total assets	$1,830,510	$1,624,027	$650,791	$(2,040,011)	$2,065,317

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current revolving credit facility	$—	$—	$48,327	$—	$48,327
Current portion of long-term debt	25,742	—	—	—	25,742
Trade accounts payable	1,712	23,097	46,247	—	71,056
Income taxes payable	—	1,370	6,449	—	7,819
Accrued interest payable	24,203	—	289	—	24,492
Accrued expenses and other current liabilities	10,674	30,961	34,912	—	76,547

Total current liabilities	62,331	55,428	136,224	—	253,983

Intercompany payables	377,966	—	—	(377,966)	—
Long-term debt	1,812,812	149,302	108,905	—	2,071,019
Revolving credit facility	67,871	—	—	—	67,871
Obligation under capital lease	—	16,476	—	—	16,476
Deferred tax liability	—	93,206	8,000	—	101,206
Deferred rent expense	—	23,903	10,686	—	34,589
Unfavorable lease obligations and other long-term liabilities	—	10,638	5	—	10,643

	2,258,649	293,525	127,596	(377,966)	2,301,804

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,370	1,520,543	766,993	(2,287,536)	630,370
Accumulated other comprehensive income (loss), net of tax	(50,747)	(5,587)	(45,187)	50,774	(50,747)
Accumulated deficit	(1,070,093)	(240,249)	(334,837)	575,086	(1,070,093)

	(490,470)	1,275,074	386,971	(1,662,045)	(490,470)

Total liabilities and stockholder’s equity (deficit)	$1,830,510	$1,624,027	$650,791	$(2,040,011)	$2,065,317

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

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended October 29, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$176,923	$135,118	$—	$312,041
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,163	92,929	70,741	—	166,833

Gross profit (deficit)	(3,163)	83,994	64,377	—	145,208

Other expenses:
Selling, general and administrative	5,680	57,200	50,084	—	112,964
Depreciation and amortization	250	7,852	5,959	—	14,061
Impairment of assets	4,000	—	138,271	—	142,271
Severance and transaction-related costs	(7)	7	205	—	205
Other (income) expense	(2,305)	(1,380)	(215)	—	(3,900)

	7,618	63,679	194,304	—	265,601

Operating income (loss)	(10,781)	20,315	(129,927)	—	(120,393)
Gain on early debt extinguishment	317,323	—	—		317,323
Interest expense, net	45,796	548	757	—	47,101

Income (loss) before income taxes	260,746	19,767	(130,684)	—	149,829
Income tax expense (benefit)	—	(915)	166	—	(749)

Income (loss) from continuing operations	260,746	20,682	(130,850)	—	150,578
Equity in earnings (loss) of subsidiaries	(110,168)	595	—	109,573	—

Net income (loss)	150,578	21,277	(130,850)	109,573	150,578
Foreign currency translation adjustments	(1,600)	(161)	(378)	539	(1,600)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(4,238)	(595)	(4,273)	4,868	(4,238)

Other comprehensive income (loss)	(5,838)	(756)	(4,651)	5,407	(5,838)

Comprehensive income (loss)	$144,740	$20,521	$(135,501)	$114,980	$144,740

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended October 31, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$186,370	$146,307	$—	$332,677
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	40	101,685	77,999	—	179,724

Gross profit (deficit)	(40)	84,685	68,308	—	152,953

Other expenses:
Selling, general and administrative	4,254	61,662	52,526	—	118,442
Depreciation and amortization	239	8,572	6,653	—	15,464
Severance and transaction-related costs	70	—	130	—	200
Other (income) expense	(1,726)	(1,043)	584	—	(2,185)

	2,837	69,191	59,893	—	131,921

Operating income (loss)	(2,877)	15,494	8,415	—	21,032
Interest expense, net	54,501	547	248	—	55,296

Income (loss) before income taxes	(57,378)	14,947	8,167	—	(34,264)
Income tax expense	—	462	1,213	—	1,675

Income (loss) from continuing operations	(57,378)	14,485	6,954	—	(35,939)
Equity in earnings of subsidiaries	21,439	11	—	(21,450)	—

Net income (loss)	(35,939)	14,496	6,954	(21,450)	(35,939)
Foreign currency translation adjustments	94	14	37	(51)	94
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(928)	27	(933)	906	(928)

Other comprehensive income (loss)	(834)	41	(896)	855	(834)

Comprehensive income (loss)	$(36,773)	$14,537	$6,058	$(20,595)	$(36,773)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended October 29, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$542,722	$386,138	$—	$928,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	8,749	278,426	208,694	—	495,869

Gross profit (deficit)	(8,749)	264,296	177,444	—	432,991

Other expenses:
Selling, general and administrative	15,245	170,824	146,989	—	333,058
Depreciation and amortization	730	23,709	17,478	—	41,917
Impairment of assets	4,000	—	138,271	—	142,271
Severance and transaction-related costs	1,342	4	557	—	1,903
Other (income) expense	(5,818)	(966)	1,291	—	(5,493)

	15,499	193,571	304,586	—	513,656

Operating income (loss)	(24,248)	70,725	(127,142)	—	(80,665)
Gain on early debt extinguishment	317,323	—	—		317,323
Interest expense, net	154,782	1,641	1,380	—	157,803

Income (loss) before income taxes	138,293	69,084	(128,522)	—	78,855
Income tax expense (benefit)	—	(1,691)	803	—	(888)

Income (loss) from continuing operations	138,293	70,775	(129,325)	—	79,743
Equity in earnings (loss) of subsidiaries	(58,550)	(999)	—	59,549	—

Net income (loss)	79,743	69,776	(129,325)	59,549	79,743
Foreign currency translation adjustments	(1,080)	777	(3,337)	2,560	(1,080)
Net gain on intra-entity foreign currency transactions, net of tax	(428)	1,026	(509)	(517)	(428)

Other comprehensive income (loss)	(1,508)	1,803	(3,846)	2,043	(1,508)

Comprehensive income (loss)	$78,235	$71,579	$(133,171)	$61,592	$78,235

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended October 31, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$573,567	$426,692	$—	$1,000,259
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	122	304,686	226,844	—	531,652

Gross profit (deficit)	(122)	268,881	199,848	—	468,607

Other expenses:
Selling, general and administrative	10,474	181,788	155,567	—	347,829
Depreciation and amortization	651	26,095	18,906	—	45,652
Severance and transaction-related costs	431	3	593	—	1,027
Other (income) expense	(2,744)	(1,658)	(249)	—	(4,651)

	8,812	206,228	174,817	—	389,857

Operating income (loss)	(8,934)	62,653	25,031	—	78,750
Interest expense, net	162,390	1,639	731	—	164,760

Income (loss) before income taxes	(171,324)	61,014	24,300	—	(86,010)
Income tax expense (benefit)	—	(33)	4,249	—	4,216

Income (loss) from continuing operations	(171,324)	61,047	20,051	—	(90,226)
Equity in earnings (loss) of subsidiaries	81,098	(1,278)	—	(79,820)	—

Net income (loss)	(90,226)	59,769	20,051	(79,820)	(90,226)
Foreign currency translation adjustments	(507)	(273)	913	(640)	(507)
Net loss on intra-entity foreign currency transactions, net of tax	(3,926)	(681)	(3,882)	4,563	(3,926)

Other comprehensive loss	(4,433)	(954)	(2,969)	3,923	(4,433)

Comprehensive income (loss)	$(94,659)	$58,815	$17,082	$(75,897)	$(94,659)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 29, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$79,743	$69,776	$(129,325)	$59,549	$79,743
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	58,550	999	—	(59,549)	—
Depreciation and amortization	730	23,709	17,478	—	41,917
Impairment of assets	4,000	—	138,271	—	142,271
Amortization of lease rights and other assets	—	—	2,054	—	2,054
Amortization of debt issuance costs	5,874	—	302	—	6,176
Accretion of debt premium	(2,029)	—	—	—	(2,029)
Non-cash in kind interest expense	9,156	—	—	—	9,156
Net accretion of unfavorable lease obligations	—	(188)	(2)	—	(190)
Loss on sale/retirement of property and equipment, net	—	219	9	—	228
Gain on early debt extinguishment	(317,323)	—	—	—	(317,323)
Gain on sale of intangible assets/lease rights	—	—	(303)	—	(303)
Stock-based compensation expense (benefit)	(25)	—	14	—	(11)
(Increase) decrease in:
Inventories	—	5,654	(6,903)	—	(1,249)
Prepaid expenses	(618)	(172)	(4,170)	—	(4,960)
Other assets	(1,389)	32	(301)	—	(1,658)
Increase (decrease) in:
Trade accounts payable	1,070	(4,497)	2,074	—	(1,353)
Income taxes payable	—	1,136	(781)	—	355
Accrued interest payable	(23,679)	—	263	—	(23,416)
Accrued expenses and other liabilities	5,016	(10,817)	(3,573)	—	(9,374)
Deferred income taxes	—	(1,493)	(884)	—	(2,377)
Deferred rent expense	—	(912)	(362)	—	(1,274)

Net cash provided by (used in) operating activities	(180,924)	83,446	13,861	—	(83,617)

Cash flows from investing activities:
Acquisition of property and equipment	(580)	(7,040)	(4,731)	—	(12,351)
Acquisition of intangible assets/lease rights	—	(30)	(80)	—	(110)
Proceeds from sale of intangible assets/lease rights	—	—	303	—	303

Net cash used in investing activities	(580)	(7,070)	(4,508)	—	(12,158)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	97,427	—	165,427
Payments on revolving credit facilities	—	—	(40,935)	—	(40,935)
Payment of debt issuance costs	(10,541)	—	(731)	—	(11,272)
Principal payments on capital lease	—	(176)	—	—	(176)
Capital contribution received from parent	11,550	—	—	—	11,550
Intercompany activity, net	125,371	(78,237)	(47,134)	—	—

Net cash provided by (used in) financing activities	194,380	(78,413)	8,627	—	124,594

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,449	(9,623)	—	(7,174)

Net increase in cash and cash equivalents	12,876	412	8,357	—	21,645
Cash and cash equivalents, at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents, at end of period	$15,540	$3,806	$21,170	$—	$40,516

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 31, 2015

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(90,226)	$59,769	$20,051	$(79,820)	$(90,226)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	(81,098)	1,278	—	79,820	—
Depreciation and amortization	651	26,095	18,906	—	45,652
Amortization of lease rights and other assets	—	—	2,534	—	2,534
Amortization of debt issuance costs	5,954	—	234	—	6,188
Accretion of debt premium	(1,864)	—	—	—	(1,864)
Net accretion of unfavorable lease obligations	—	(247)	(9)	—	(256)
Loss on sale/retirement of property and equipment, net	—	348	(5)	—	343
Gain on sale of intangible assets/lease rights	—	—	(2,475)	—	(2,475)
Stock-based compensation benefit	(453)	—	(49)	—	(502)
(Increase) decrease in:
Inventories	—	(30,915)	(16,179)	—	(47,094)
Prepaid expenses	(234)	(11,682)	(1,620)	—	(13,536)
Other assets	(34)	(1,828)	(4,318)	—	(6,180)
Increase (decrease) in:
Trade accounts payable	11,952	5,522	12,121	—	29,595
Income taxes payable	—	(337)	1,083	—	746
Accrued interest payable	(25,263)	—	(229)	—	(25,492)
Accrued expenses and other liabilities	(1,482)	(444)	(2,414)	—	(4,340)
Deferred income taxes	—	—	528	—	528
Deferred rent expense	—	108	2,819	—	2,927

Net cash provided by (used in) operating activities	(182,097)	47,667	30,978	—	(103,452)

Cash flows from investing activities:
Acquisition of property and equipment	(745)	(13,162)	(8,507)	—	(22,414)
Acquisition of intangible assets/lease rights	—	(37)	(103)	—	(140)
Proceeds from sale of intangible assets/lease rights	—	—	2,614	—	2,614

Net cash used in investing activities	(745)	(13,199)	(5,996)	—	(19,940)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	128,923	—	285,223
Payments on revolving credit facilities	(45,000)	—	(118,758)	—	(163,758)
Payment of debt issuance costs	(306)	—	(109)	—	(415)
Principal payments on capital lease	—	(123)	—	—	(123)
Intercompany activity, net	72,148	(32,631)	(39,517)	—	—

Net cash provided by (used in) financing activities	183,142	(32,754)	(29,461)	—	120,927

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,469)	456	—	(1,013)

Net increase (decrease) in cash and cash equivalents	300	245	(4,023)	—	(3,478)
Cash and cash equivalents, at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents, at end of period	$3,780	$4,254	$15,874	$—	$23,908

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are highly leveraged, with significant debt service obligations. On September 20, 2016, we completed the Exchange Offer (described below) which significantly reduced the amount of our indebtedness, extended our maturities and improved liquidity through the reduction of cash interest expense. Nonetheless, as of October 29, 2016, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of October 29, 2016, we operated a total of 2,769 company-operated stores of which 1,688 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,081 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. As of October 29, 2016, we also had a total of 935 concession stores, of which 333 were located in the United States and Canada (North America segment) and 602 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of October 29, 2016, we also franchised 598 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Philippines, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand, Southern Africa and Russia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three and nine months ended October 29, 2016 includes the following:

•	Net sales decrease of 6.2% and decrease of 7.1%; respectively;

•	Same store sales percentages;

	Three Months	Nine Months
	Ended	Ended
	October 29, 2016	October 29, 2016
Consolidated	(1.6)%	(4.2)%
North America	(1.0)%	(2.0)%
Europe	(2.5)%	(7.6)%

•	Merchandise margin increased 50 basis points and increased 10 basis points, respectively.

Operational activity for the three and nine months ended October 29, 2016 includes the following:

•	Opened 154 and 270 concession stores;

•	Opened five and seven new company-operated stores;

•	Closed 37 and 105 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened four and 10 new Icing ® franchise stores overseas.

A summary of our consolidated results of operations for the three and nine months ended October 29, 2016 and October 31, 2015 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	October 29, 2016	October 31, 2015
Net sales	$312,041	$332,677
Decrease in same store sales	(1.6)%	(0.6)%
Gross profit percentage	46.5%	46.0%
Selling, general and administrative expenses as a percentage of net sales	36.2%	35.6%
Depreciation and amortization as a percentage of net sales	4.5%	4.6%
Impairment of assets	$142,271	$—
Operating (loss) income	$(120,393)	$21,032
Gain on early extinguishment of debt	$317,323	$—
Net income (loss)	$150,578	$(35,939)
Number of company-operated stores at the end of the period	2,769	2,926
Number of concession stores at the end of the period	935	703

	Nine Months Ended October 29, 2016	Nine Months Ended October 31, 2015
Net sales	$928,860	$1,000,259
Decrease in same store sales	(4.2)%	(1.6)%
Gross profit percentage	46.6%	46.8%
Selling, general and administrative expenses as a percentage of net sales	35.9%	34.8%
Depreciation and amortization as a percentage of net sales	4.5%	4.6%
Impairment of assets	$142,271	$—
Operating (loss) income	$(80,665)	$78,750
Gain on early extinguishment of debt	$317,323	$—
Net income (loss)	$79,743	$(90,226)
Number of company-operated stores at the end of the period	2,769	2,926
Number of concession stores at the end of the period	935	703

Net sales

Net sales for the three months ended October 29, 2016 decreased $20.6 million, or 6.2%, from the three months ended October 31, 2015. The decrease was attributable to the effect of store closures of $11.5 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $7.5 million, a decrease in same store sales of $4.9 million and decreased shipments to franchisees of $2.0 million, partially offset by an increase in new concession store sales and new store sales of $5.3 million. Net sales would have decreased 4.0% excluding the impact of foreign currency exchange rate changes.

Net sales for the nine months ended October 29, 2016 decreased $71.4 million, or 7.1%, from the nine months ended October 31, 2015. The decrease was attributable to a decrease in same store sales of $38.6 million, the effect of store closures of $34.1 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $14.5 million and decreased shipments to franchisees of $6.7 million, partially offset by an increase in new concession store sales and new store sales of $22.5 million. Net sales would have decreased 5.8% excluding the impact of foreign currency exchange rate changes.

For the three months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 15.6%, partially offset by an increase in average transaction value of 16.4%.

For the nine months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.5%, partially offset by an increase in average transaction value of 15.8%.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Jewelry	46.5	43.4	47.5	47.2
Accessories	53.5	56.6	52.5	52.8

	100.0	100.0	100.0	100.0

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

During the three months ended October 29, 2016, gross profit percentage increased 50 basis points to 46.5% compared to 46.0% during the three months ended October 31, 2015. The increase in gross profit percentage consisted of an increase in merchandise margin of 50 basis points and by a 10 basis point decrease in buying and buying-related costs, partially offset by a 10 basis point increase in occupancy costs. The increase in merchandise margin percentage resulted primarily from lower freight costs and favorable foreign currency exchange rates, partially offset by sales mix. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

During the nine months ended October 29, 2016, gross profit percentage decreased 20 basis points to 46.6% compared to 46.8% during the nine months ended October 31, 2015. The decrease in gross profit percentage consisted of a 40 basis point increase in occupancy costs partially offset by an increase in merchandise margin of 10 basis points and by a 10 basis point decrease in buying and buying-related costs. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

Selling, general and administrative expenses

During the three months ended October 29, 2016, selling, general and administrative expenses decreased $5.5 million, or 4.6%, compared to the three months ended October 31, 2015. As a percentage of net sales, selling, general and administrative expenses increased 60 basis points compared to the three months ended October 31, 2015. Excluding a favorable $2.7 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $2.8 million. Besides the foreign currency translation effect, the remainder of the decrease was primarily due to lower compensation and related expenses, partially offset by increased concession store commission expense.

During the nine months ended October 29, 2016, selling, general and administrative expenses decreased $14.8 million, or 4.2%, compared to the nine months ended October 31, 2015. As a percentage of net sales, selling, general and administrative expenses increased 110 basis points compared to the nine months ended October 31, 2015. Excluding a favorable $5.2 million foreign currency translation effect, selling, general, and administrative expenses would have decreased $9.6 million. Besides the foreign currency translation effect, the remainder of the decrease was primarily due to lower compensation and related expenses, partially offset by increased concession store commission expense.

Depreciation and amortization expense

During the three months ended October 29, 2016, depreciation and amortization expense decreased $1.4 million to $14.1 million compared to $15.5 million for the three months ended October 31, 2015.

Excluding a favorable $0.3 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.1 million.

During the nine months ended October 29, 2016, depreciation and amortization expense decreased $3.7 million to $41.9 million compared to $45.7 million for the nine months ended October 31, 2015. Excluding a favorable $0.5 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $3.2 million.

Impairment charges

Declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances have adversely affected our results of operations. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. The impairment test conducted in the third quarter of Fiscal 2016 resulted in the recognition of preliminary estimated non-cash impairment charges of $130.0 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively. See Note 4 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Gain on early debt extinguishment

The Company recorded a gain on early extinguishment of debt related to the Exchange Offer in the three months ended October 29, 2016 as follows (in thousands):

Reduction in carrying value of debt exchange	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of deferred financing costs, plus professional fees	(11,843)
Adjustment to carrying value of debt	(86,296)

$318,017

During the three months ended October 29, 2016, the Company recognized a $694 loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility.

Other income, net

The following is a summary of other income activity for the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Royalty income	$(2,576)	$(1,133)	$(5,208)	$(3,781)
Foreign currency exchange (gain) loss, net	(1,021)	(237)	23	1,685
Gain on sale of assets	(303)	(805)	(303)	(2,475)
Other income	—	(10)	(5)	(80)

	$(3,900)	$(2,185)	$(5,493)	$(4,651)

Interest expense, net

During the three months ended October 29, 2016, net interest expense aggregated $47.1 million compared to $55.3 million for the three months ended October 31, 2015. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer.

During the nine months ended October 29, 2016, net interest expense aggregated $157.8 million compared to $164.8 million for the nine months ended October 31, 2015. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer.

Income taxes

The effective income tax rate for the three and nine months ended October 29, 2016 was (0.5)% and (1.1)% compared to (4.9)% for the three and nine months ended October 31, 2015. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from the exclusion from taxable income of the gain on extinguishment of debt and the increases in the valuation allowance recorded for additional deferred tax assets generated primarily from operating losses in the three and nine months ended October 29, 2016 by our U.S. operations.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$192,885	$202,434	$586,965	$618,729
(Decrease) increase in same store sales	(1.0)%	0.1%	(2.0)%	(0.4)%
Gross profit percentage	46.3%	46.4%	47.5%	47.4%
Number of company-operated stores at the end of the period	1,688	1,793	1,688	1,793
Number of concession stores at the end of the period	333	244	333	244

During the three months ended October 29, 2016, net sales in North America decreased $9.5 million, or 4.7%, from the three months ended October 31, 2015. The decrease was attributable to the effect of store closures of $8.1 million, decreased shipments to franchisees of $2.0 million and a decrease in same store sales of $1.9 million, partially offset by an increase in new concession store sales and new store sales of $2.4 million and a favorable foreign currency translation effect of our non-U.S. net sales of $0.1 million. Sales would have decreased 4.8% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 29, 2016, net sales in North America decreased $31.8 million, or 5.1%, from the nine months ended October 31, 2015. The decrease was attributable to the effect of store closures of $24.0 million, a decrease in same store sales of $11.8 million, decreased shipments to franchisees of $6.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.3 million, partially offset by an increase in new concession store sales and new store sales of $12.0 million. Sales would have decreased 4.9% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 17.6%, partially offset by an increase in average transaction value of 18.9%.

For the nine months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 18.6%, partially offset by an increase in average transaction value of 19.6%.

During the three months ended October 29, 2016, gross profit percentage decreased 10 basis points to 46.3% compared to 46.4% during the three months ended October 31, 2015. The decrease in gross profit percentage consisted of a 70 basis point increase in occupancy, partially offset by an increase in merchandise margin of 60 basis points. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales. The increase in merchandise margin resulted primarily from lower freight costs and higher initial markups, partially offset by higher markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

During the nine months ended October 29, 2016, gross profit percentage increased 10 basis points to 47.5% compared to 47.4% during the nine months ended October 31, 2015. The increase in gross profit percentage consisted of an increase in merchandise margin of 70 basis points, partially offset by a 50 basis point increase in occupancy costs and by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin resulted primarily from lower freight costs and higher initial markups, partially offset by higher markdowns. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Jewelry	52.7	50.4	53.3	54.0
Accessories	47.3	49.6	46.7	46.0

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$119,156	$130,243	$341,895	$381,530
Decrease in same store sales	(2.5)%	(1.6)%	(7.6)%	(3.5)%
Gross profit percentage	47.0%	45.3%	45.2%	46.0%
Number of company-operated stores at the end of the period	1,081	1,133	1,081	1,133
Number of concession stores at the end of the period	602	459	602	459

During the three months ended October 29, 2016, net sales in Europe decreased $11.1 million, or 8.5%, from the three months ended October 31, 2015. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $7.6 million, the effect of store closures of $3.4 million and a decrease in same stores sales of $3.0 million, partially offset by an increase in new concession store sales and new store sales of $2.9 million. Sales would have decreased 2.8% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 29, 2016, net sales in Europe decreased $39.6 million, or 10.4%, from the nine months ended October 31, 2015. The decrease was attributable to a decrease in same stores sales of $26.8 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $13.2 million and the effect of store closures of $10.1 million, partially offset by an increase in new concession store sales and new store sales of $10.5 million. Sales would have decreased 7.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 13.5%, partially offset by an increase in average transaction value of 13.9%.

For the nine months ended October 29, 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 16.0%, partially offset by an increase in average transaction value of 10.7%.

During the three months ended October 29, 2016, gross profit percentage increased 170 basis points to 47.0% compared to 45.3% during the three months ended October 31, 2015. The increase in gross profit percentage consisted of a 100 basis point decrease in occupancy costs, a 30 basis point increase in merchandise margin and a 40 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of sales, was primarily caused by the leveraging effect of concession store sales, which do not have associated occupancy costs. The increase in merchandise margin resulted primarily from favorable foreign currency exchange rates, higher trade discounts and lower freight costs, partially offset by sales mix. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily from lower compensation costs and buying-relating costs.

During the nine months ended October 29, 2016, gross profit percentage decreased 80 basis points to 45.2% compared to 46.0% during the nine months ended October 31, 2015. The decrease in gross profit percentage consisted of a 70 basis point decrease in merchandise margin and a 60 basis point increase in occupancy costs, partially offset by a 50 basis point decrease in buying and buying-related costs. The decrease in merchandise margin resulted primarily from sales mix and unfavorable foreign currency exchange rates, partially offset by higher trade discounts and lower freight costs. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily from lower compensation costs and buying-relating costs.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Jewelry	36.6	32.8	37.7	36.4
Accessories	63.4	67.2	62.3	63.6

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of October 29, 2016, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion with maturities ranging from 2017 through 2021. Our revolving credit facilities were fully drawn. See Note 6 – Debt, in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a summary of our outstanding indebtedness as of October 29, 2016.

We completed the Exchange Offer described below to reduce our outstanding indebtedness and improve liquidity through the reduction of cash interest expense. The Company’s outstanding debt was reduced by approximately $396 million, debt maturities were extended, and the Company estimates it will realize annual cash interest savings of approximately $24 million.

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

As a result of the Exchange Offer, all of our debt maturities have been extended to beyond Fiscal 2017, except for the $50 million Amended and Restated Europe Credit Facility and approximately $26 million of Subordinated Notes. We expect that repayment of our debt as it matures will require refinancing, and we cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of our indebtedness.

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 29, 2016 and October 31, 2015 is outlined in the table below (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 29, 2016	October 31, 2015
Operating activities	$(83,617)	$(103,452)
Investing activities	(12,158)	(19,940)
Financing activities	124,594	120,927

Cash flows from operating activities

For the nine months ended October 29, 2016, cash used in operations decreased $19.8 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital of $27.8 million, partially offset by a decrease in operating income and net other items of $8.0 million, excluding cash equivalents. For the nine months ended October 31, 2015, cash used in operations increased $40.6 million compared to the prior year period. The primary reason for the increase was an increase in working capital of $26.4 million and a net decrease in operating income adjusted for non-cash items and other items of $14.2 million, excluding cash equivalents.

Cash flows from investing activities

For the nine months ended October 29, 2016, cash used in investing activities was $12.2 million and consisted of $12.5 million for capital expenditures, partially offset by proceeds of $0.3 million from the sale of intangible assets. For the nine months ended October 31, 2015, cash used in investing activities was $19.9 million and consisted of $22.5 million for capital expenditures, partially offset by proceeds of $2.6 million from the sale of intangible assets. During the remainder of Fiscal 2016, we expect to spend approximately $4.4 million of capital expenditures.

Cash flows from financing activities

For the nine months ended October 29, 2016, cash provided by financing activities was $124.6 million, which consisted primarily of net borrowings of $124.5 million under the revolving credit facilities, capital contributions received from parent of $11.6 million, partially offset by payment of $11.3 million in financing costs and payment of $0.2 million for capital lease. For the nine months ended October 31, 2015, cash provided by financing activities was $120.9 million, which consisted primarily of net borrowings of $121.4 million under the revolving credit facilities, partially offset by payment of $0.4 million in financing costs and payment of $0.1 million for capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of October 29, 2016, we had cash and cash equivalents of $40.5 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of October 29, 2016, our foreign subsidiaries held cash and cash equivalents of $21.2 million. During the nine months ended October 29, 2016, we repatriated cash held by foreign subsidiaries but did not accrue U.S. income taxes since the amount of our remaining U.S. net operating loss carryforwards was sufficient to offset the associated income tax liability. During the remainder of 2016, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. Based upon the amount of our remaining U.S. net operating loss carryforwards as of October 29, 2016, we do not expect to pay U.S. income tax on future 2016 repatriations. However, as a result of taxable income related to the gain on extinguishment, the Company’s net operating loss carryforwards will be fully utilized as of January 1, 2017. At that time, we will be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation.

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“ CLSIP ”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“ Claire’s Gibraltar ” and together with the Company and CLSIP, the “ Offerors ”) completed an offer to exchange (the “ Exchange Offer ”) any and all of the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “ Second Lien Notes ”), (ii) 7.750% Senior Notes due 2020 (the “ Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “ Subordinated Notes ,” and together with the Second Lien Notes and the Unsecured Notes, the “ Notes”), except for Subordinated Notes held by Claire’s Inc., the parent of the Company (“ Parent ”), for (i) up to $40.0 million of Senior Secured Term Loans maturing 2021 of the Company (“ Claire’s Stores Term Loans ”), (ii) up to $130.0 million of Senior Secured Term Loans maturing 2021 of CLSIP (“ CLSIP Term Loans ”) and (iii) up to $60.0 million of Senior Term Loans maturing 2021 of Claire’s Gibraltar (“ Claire’s Gibraltar Term Loans ” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “ Term Loans ”).

On September 20, 2016, the Offerors accepted from non-affiliate holders approximately $227.7 million aggregate principal amount of Second Lien Notes, approximately $103.3 million aggregate principal amount of Unsecured Notes and approximately $0.7 million aggregate principal amount of Subordinated Notes validly tendered and not withdrawn in the Exchange Offer in exchange for approximately $20.4 million aggregate principal amount of Claire’s Stores Term Loans, approximately $66.3 million aggregate principal amount of CLSIP Term Loans and approximately $30.6 million aggregate principal amount of Claire’s Gibraltar Term Loans and entered into the respective term loan agreements providing for each of the Term Loans.

Parent owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “ Apollo Funds ” and, together with Parent, the “ Affiliated Holders ”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “ PIK Subordinated Notes ”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “ Affiliated Holder Exchange ”). On September 20, 2016, the Offerors accepted from the Affiliated Holders all approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of CLSIP Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

As part of the transaction, we recorded an adjustment to carrying value for the debt issued in the Exchange Offer. The adjustment to carrying value of debt represents the interest to be paid in cash on the notes issued in the exchange through the maturity date of those notes. This amount increases the company’s carrying value of debt by $86.3 million as of October 29, 2016. Such amount will be reduced in the future years as scheduled interest is paid on those notes.

Indebtedness

For a description of our existing debt and debt agreements see Note 6 – Debt, in the Notes to Unaudited Condensed Consolidated Financial Statements. As of October 29, 2016, we were in compliance with the covenants under all existing debt agreements.

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

Long-Lived Assets Impairment

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ from those estimates, which could materially impact our impairment assessment. During the third quarter of Fiscal 2016 impairment testing, we recognized a preliminary estimated non-cash impairment charge of $3.3 million relating to our Europe reporting unit.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2016 and Fiscal 2017 through 2026. Beyond Fiscal 2026, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings and closures, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our expected future growth rates.

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

During the third quarter of Fiscal 2016 impairment testing, we recognized a preliminary estimated non-cash impairment charge on goodwill of $130.0 million relating to our Europe reporting unit. In addition, in connection with our third quarter Fiscal 2016 impairment testing, we noted our other reporting unit, North America, had $987.5 million of goodwill as of October 29, 2016 and fair value in excess of its carrying value of net assets of approximately 9%. While the reporting unit passed the first step of the impairment test, if the reporting unit’s operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of this reporting unit, the estimated fair value could decline and lead to a goodwill impairment charge in the future.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. During the third quarter of Fiscal 2016 impairment testing, we recognized a preliminary estimated non-cash impairment charge on intangible assets of $9.0 million relating to our tradenames.

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

Cash and Cash Equivalents

We have significant amounts of cash and cash equivalents, at financial institutions that are in excess of federally insured limits. With the current financial environment, we cannot be assured that we will not experience losses on our deposits. We mitigate this risk by investing in money market funds that are invested exclusively in U.S. Treasury securities and by maintaining bank accounts with a group of credit worthy financial institutions. As of October 29, 2016, all cash equivalents were maintained in one money market fund that was invested exclusively in U.S. Treasury securities.

Interest Rates

As of October 29, 2016, we had fixed rate debt of $2,111.3 million and variable rate debt of $119.4 million. Based on our variable rate balance as of October 29, 2016, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.2 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of October 29, 2016, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are ($1.5) million and ($4.4) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the nine months ended October 29, 2016 and October 31, 2015, respectively.

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

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which we have little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, sustained recession in the United States and Europe, rising unemployment and declines in discretionary income, our revenue and margins could be significantly affected in the future. We cannot predict whether, when or the manner in which the economic conditions described above will change. See also “Cautionary Note Regarding Forward Looking Statements and Risk Factors.”

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended October 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 6.	Exhibits

10.1	Amended and Restated Multicurrency Revolving Facility Agreement, dated as of September 20, 2016, among Claire’s (Gibraltar) intermediate holdings Limited, HSBC Bank PLC and other parties named therein (1)

10.2	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s Stores, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (1)

10.3	Guarantee and Collateral Agreement, dated September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (1)

10.4	Term Loan Credit Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (1)

10.5	Guarantee and Collateral Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (1)

10.6	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s (Gibraltar) Holdings Limited, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (1)

10.7	Intellectual Property Agreement, dated September 20, 2016, among CLSIP LLC, CBI Distributing Corp., Claire’s Stores, Inc. and the other parties named therein (1)

10.8	Exchange Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CLSIP LLC, Claire’s (Gibraltar) Holdings Limited, Claire’s Inc. and the funds managed by affiliates of Apollo Global Management, LLC named therein (1)

10.9	Second Amended and Restated Credit Facility, dated August 12, 2016, among Claire’s Stores, Inc, Claire’s Inc., Credit Suisse AG, Cayman Islands Branch as Administrative Agent, and the lenders named therein (1)

10.10	Amended and Restated Guarantee and Collateral Agreement, dated September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (1)

10.11	Credit Facility, dated August 12, 2016, among Claire’s (Gibraltar) Holdings Limited, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, the lenders named therein (1)

10.12	ABL Credit Facility, dated August 12, 2016, among Claire’s Stores, Inc, Claire’s Inc. Claire’s Inc., Credit Suisse AG, Cayman Islands Branch as Administrative Agent and the lenders named therein (1)

10.13	Guarantee and Collateral Agreement, dated September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (1)

10.14	Intercreditor Agreement, dated September 20, 2016, among Credit Suisse AG, Cayman Islands Branch, as ABL Credit Facility Agent, and the other collateral agents party thereto (1)

10.15	Intellectual Property Assignment Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CBI Distributing Corp. and CLSIP Holdings LLC (1)

10.16	Intellectual Property Assignment Agreement, dated September 20, 2016, among CLSIP Holdings LLC and CLSIP LLC (1)

10.17	Amendment No. 3, dated as of August 12, 2016 to the Amended and Restated Credit Agreement, dated as of September 20, 2012 among Claire’s Stores, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the other lenders named therein (2)

10.17.1	Supplement No. 1, dated as of September 9, 2016, to Amendment No. 3, dated as of August 12, 2016 to the Amended and Restated Credit Agreement, dated as of September 20, 2012 among Claire’s Stores, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the other lenders named therein (3)

10.17.2	Supplement No. 2, dated as of September 15, 2016, to Amendment No. 3, dated as of August 12, 2016 to the Amended and Restated Credit Agreement, dated as of September 20, 2012 among Claire’s Stores, Inc., Claire’s Inc., the subsidiaries party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the other lenders named therein (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (5)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2016
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2016
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2016

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016
(5)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

December 13, 2016	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

December 13, 2016	By:	/s/ Scott Huckins
Scott Huckins, Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document