Form 10-K
period 2017-01-28
CLAIRES STORES INC
filed 2017-04-14
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2017

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

As of April 1, 2017, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Explanatory Notes

We refer to Claire’s Stores, Inc., a Florida corporation, as “Claire’s,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries.

History

We are controlled by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (“Apollo Management,” and such funds and co-investment vehicles, the “Apollo Funds”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). The Apollo Funds acquired us in May 2007 in a merger transaction (the “Acquisition”) that was financed by equity contributions from the Apollo Funds and through the incurrence by the Company of a significant amount of indebtedness under a bank credit facility and the issuance of senior and senior subordinated notes (the “Merger Notes”). At the time of the Acquisition, the Company did not have any material indebtedness.

From Fiscal 2011 to Fiscal 2013, we refinanced our former bank credit facility and a significant amount of the Merger Notes with the proceeds of additional note issuances (“Refinancing Notes” and collectively with the Merger Notes, “Notes”) and an amended and restated $115 million senior secured revolving credit facility (the U.S Credit Facility”).

In Fiscal 2016, we completed an exchange offer (the “Exchange Offer”) and certain related transactions pursuant to which (i) approximately $574 million of Notes were exchanged for approximately $178 million of term loans maturing in 2021 of Claire’s Stores and certain subsidiaries (the “Term Loans”) and (ii) the $115 million U.S. Credit Facility was replaced with a new ABL credit facility (the “ABL Credit Facility”) and an amended U.S. Credit Facility in the aggregate amount of $75 million and maturing in 2019 (of which, $64.1 million was undrawn and available as of January 28, 2017), and a $40 million term loan of Claire’s (Gibraltar) Holdings Limited (Claire’s Gibraltar”), the holding company of our European operations (the “Claire’s Gibraltar Credit Facility”). In addition in Fiscal 2016, we refinanced our $50 million European credit facility with a new $50 million facility maturing in 2019 of Claire’s (Gibraltar) Intermediate Holdings Limited (the “Europe Credit Facility”). In Fiscal 2017, we discharged all obligations with respect to our remaining outstanding 10.50% Senior Subordinated Notes due 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6. Debt in the Notes to Consolidated Financial Statements for further information on the Exchange Offer and other refinancing transactions.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. Our fiscal years ended January 28, 2017 (“Fiscal 2016”), January 30, 2016 (“Fiscal 2015”) and January 31, 2015 (“Fiscal 2014”) consisted of 52 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2016.

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

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 44 countries through company-operated stores, concession stores, or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe that, by maintaining a highly relevant and ever changing merchandise assortment, offering a compelling value proposition, delivered in a fun and accessible way, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our second brand which we currently operate in North America through company-operated stores and in other markets through franchise stores. Icing® offers an inspiring merchandise assortment of fashionable and affordable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and is a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old for whom we create three distinct ranges: 3 to 6, 6 to 12 and 12 to 18. As of January 28, 2017, Claire’s® had a presence in 44 countries through the 2,414 company-operated Claire’s® stores in North America and Europe, 933 concession stores and 584 franchised stores in numerous other geographies.

The Icing® brand creates and curates an inspiring and accessible array of fashionable jewelry, cosmetics and accessories for young women in the 18-35 year age group. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® brand both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. Furthermore, the differentiation of our Claire’s® and Icing® brands allow us to operate multiple locations within a single mall or in close proximity. As of January 28, 2017, we operated 296 Icing® stores across the United States, Canada, and Puerto Rico and 19 franchised stores overseas.

We are organized by geography through our North America division and our Europe division. In North America, our stores are located primarily in shopping malls and average approximately 1,000 square feet of selling space. In Europe, our stores are located primarily on high streets, in shopping malls and in high traffic urban areas and average approximately 665 square feet of selling space. Despite smaller average selling square feet, our European stores average similar sales per store as our North American stores.

For Fiscal 2016, we had net sales of $1,311.3 million, compared to $1,402.9 million in Fiscal 2015. We reported net income for Fiscal 2016 of $53.9 million, compared to net loss of $(236.4) million for Fiscal 2015.

Our Competitive Strengths

We have various competitive strengths that we believe have allowed us to operate successfully in many different global markets, as demonstrated by our ability over the past ten years to double the number of countries in which we operate to 44 countries as of January 28, 2017. We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some teen retail stores may have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe our competitive strengths include the following:

Category Defining Claire’s® Brand

A Claire’s® store is located in approximately 79% of all major United States shopping malls across all 50 states and in 43 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 year olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion publications, both online and off. Additionally, we leverage our e-commerce and mobile commerce (m-commerce) platforms and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Our employees are trained to provide friendly and effective service which we believe creates a memorable shopping experience. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of approximately 98 million customers over the years, including approximately 3.5 million in Fiscal 2016. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. In addition, this service brings traffic to the malls where our stores are located, making us an attractive tenant. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our stores have relatively low build out costs and moderate inventory requirements. We manage our store portfolio on a store-by-store basis to optimize overall returns and minimize risk. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet our criteria. As a result, for Fiscal 2016, approximately 93% of our stores were cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover. However, we are significantly leveraged, with total debt of approximately $2.16 billion as of January 28, 2017. As a result, a large portion of our cash flow is devoted to our debt service obligations. In addition, as of January 28, 2017, we had a total accumulated deficit of $1,095.9 million, primarily as a result of non-cash goodwill impairment charges in Fiscal 2008, Fiscal 2014, Fiscal 2015 and Fiscal 2016.

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

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and geographic portability. As of January 28, 2017, we operated or franchised a total of 2,998 Claire’s® stores across all 50 states of the United States and in 43 additional countries across the world. In addition, we have 933 concession stores across 12 countries. We also operated or franchised 315 Icing® stores as of January 28, 2017. In Fiscal 2016, we entered one new market on a franchise basis: Russia, and franchised 12 new Icing® stores overseas. In Fiscal 2015, we entered three new markets on a franchise basis: Pakistan, Thailand and South Africa, and franchised four new Icing® stores overseas. During Fiscal 2014, we entered one new market on a franchise basis: Martinique, and franchised three new Icing® stores overseas. Over the past 10 years, we have doubled the number of countries in which we operate or franchise.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 471 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of offering proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively. We believe our vertically integrated sourcing capabilities enable us to respond to quickly changing consumer trends.

Business Strategy

Our business strategy is designed to maximize our sales opportunities, earnings growth and cash flow.

Generate Organic Growth

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

Deepen Customer Relationship & Loyalty

We will continue to drive brand awareness and deepen customer relationships with our branding efforts conducted through in-store marketing collateral, influencer partnerships, and ongoing digital, social media, and email campaigns. Maintaining and improving our leadership in ear piercing also allows us to solidify the customer’s experience with Claire’s® and establish brand loyalty early. We believe we can leverage our 5 million strong social and email community to drive increased customer engagement for Claire’s® and Icing®.

Company-Operated Store Base

We opened 46, 15 and 9 new company-operated stores in Fiscal 2014, Fiscal 2015 and Fiscal 2016, respectively. Of our nine new stores opened in Fiscal 2016, six were in North America and three were in Europe. In January 2014, we made a decision to close our China stores and have closed all of our 17 company-operated stores in that country. We plan to open one new store in Fiscal 2017. In North America, the Claire’s® brand has significant penetration but we continue to opportunistically pursue additional locations. Historically, our remodel capital expenditures have produced increased sales returns similar to our new store expenditures. We typically target our most productive stores for remodel as they tend to deliver the best return on capital. We also evaluate stores whose leases are up for renewal and are likely to undergo a remodel. We plan to remodel approximately 20 additional Claire’s® and Icing® stores in Fiscal 2017.

Concession Store Expansion

In recent years, we have taken steps to expand our concession store base in North America and Europe, opening 111, 595, and 281 concession stores in Fiscal 2014, Fiscal 2015 and Fiscal 2016, respectively. We partner with prominent retailers and provide our merchandise for sale within the partner’s retail location. Most of our concession locations are not located within traditional shopping malls. By partnering, we avail ourselves access to new sales channels that enable us to diversify our dependence on mall based locations. In connection with the concession store sales, we are obligated to pay a commission to the partner when our products are sold within the partner’s stores. We experienced significant growth in number of stores opened in Fiscal 2016 and plan to continue this growth by opening approximately 140 concessions stores net of closures in Fiscal 2017.

Franchise in New Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that high potential “white space” opportunities remain. In Fiscal 2016, we entered one new market: Russia, and franchised 12 new Icing® stores overseas. In Fiscal 2015, we entered three new markets: Pakistan, Thailand and South Africa, and franchised four new Icing® stores overseas. In Fiscal 2014, we entered one new market: Martinique, and franchised three new Icing® stores overseas. We are studying our brand introduction strategy for markets such as South America and Australia via our franchise model and we will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

Grow Our E-Commerce Sales

We believe that, over time, our digital platform represents a valuable tool for engaging with our customer, gathering feedback on her preferences and enhancing our product testing capabilities, all of which should drive higher sales productivity both in-store and online. We have invested in the development of our social media channels and have experienced significant increases in the follower bases of our Instagram®, YouTube®, Snapchat®, WeHeartIt®, Facebook®, Twitter®, and Pinterest® pages and intend to further drive engagement, advertising and sales through these channels.

During Fiscal 2016, we strengthened our digital marketing activities to deliver to our customer a targeted shopping experience across the device of her choice. As a result, we:

•	Grew sales driven by growth from our Europe division;

•	Attracted visitors from over 234 countries;

•	Transacted with customers in 193 countries; and

•	Improved conversion with a focused review on the user experience, controlled testing and implementation of a new search tool.

We believe that, over time, our digital platform represents a valuable tool for engaging with our customer, gathering feedback on her preferences and enhancing our product testing capabilities, all of which should drive higher sales productivity both in-store and online. We have invested in the development of our social media channels and have experienced significant increases in our communities on our Instagram®, YouTube, Snapchat, WeHeartIt, Facebook®, Twitter®, and Pinterest® pages and intend to further drive engagement, advertising and sales through these channels.

For Fiscal 2017, we intend to focus on the following:

•	Improve user experience to ensure we provide the best customer experience online on all devices to allow us to maximize all sales conversion opportunities;

•	Implement improved mobile device capability to engage customers for both online and in-store sales;

•	Expand our Click & Collect program to increase traffic to stores and provide opportunities for customers to convert in-store while collecting her order;

•	Continue search engine optimization and paid media spend to ensure wherever our customer searches, our products will be front of mind;

•	Develop additional online influencer partnerships to drive engagement; and

•	Continue to streamline our infrastructure to improve delivery times to our customers and reduce fulfillment costs per order.

Merchandising

The Claire’s® mission is to be the “Girl’s Best Friend” brand for fun, fashionable, and value priced jewelry and accessories targeted at our core demographic of girls between 3-18 years old. To increase this focus, in Fiscal 2016, we realigned our buying and merchandising teams from three separate teams into one global team with a product focus on our under 12 and over 12 markets. Our merchandising team is keenly aware of the psychographics of our core customer and her ever-changing tastes and attitudes. We strive to connect with her as our “friend” with whom we share her most personal milestones – be it a first ear piercing, a first day at school, a first date, or a first job. We work to present a broad yet curated product assortment in an environment where girls and young women feel encouraged to express their personalities, creativity, and individuality. Our merchandising strategy leverages our authority as a jewelry destination and ear piercing specialist. Besides our core jewelry and accessories products, other important categories include hair accessories, our licensed product assortment, tech accessories and our beauty businesses. Our other accessories categories allow us to reflect seasonal changes in the business and the customer mindset, and we develop strong event assortments to capitalize on key traffic periods, like Prom, Back-To-School, Halloween, and Holiday.

For Fiscal 2016, the company-wide average in-store unit selling price for our products was $5.98 and the average transaction value was $16.94. Each Claire’s® store offers approximately 8,000 SKUs in the following major product categories:

•	Jewelry: Includes earrings as well as our ear piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; room decor; personal, fashion, and seasonal accessories, including tech accessories such as phone cases, jewelry holders, stationery, key rings, attitude glasses, headwear, legwear, armwear, and sunglasses; and handbags and small leather goods.

The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry	45.6	45.2	47.5
Accessories	54.4	54.8	52.5

	100.0	100.0	100.0

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

Over 90% of our merchandise consists of proprietary designs that carry the Claire’s® or Icing® label. The remainder consists of licensed products featuring brands such as Disney, Ty, Shopkins or selected entertainment properties, such as 5 Seconds of Summer. Our wide range of products allows us to capitalize on a spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 471 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources approximately 60-65% of our products. In Fiscal 2016, we purchased 84% of our merchandise from vendors based outside the United States, including 71% of those purchases made by our Hong Kong buying office. We are not dependent on any single supplier for our products. In Fiscal 2016, our Hong Kong buying office purchased over 90% of its merchandise from approximately 100 suppliers, none of which supplied more than 10% of total purchases made by our Hong Kong buying office.

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

Stores

As of January 28, 2017, we operated a total of 2,710 stores, including 296 Icing® stores. We also have 933 concession stores throughout North America and Europe. We franchised 603 stores globally, including 19 Icing® stores. Approximately 139 of those franchise locations are concession format stores. Our company-operated stores, globally average net sales of approximately $470,000 and net sales per square foot of $462 for Fiscal 2016.

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

Our stores in North America are located primarily in shopping malls and average approximately 1,000 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 665 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2016, approximately 41% of our sales were made in cash, with the balance made by checks, debit cards, and credit cards.

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

New Stores and Store Economics

We have a standardized procedure for the efficient opening of new stores and their integration into our information and distribution systems. The floor plan, merchandise layout and marketing efforts are developed specific to each new location. In addition, we maintain qualified store opening teams to provide training to new store employees. On average, we open a new store within one-to-two months from the commencement of construction.

We have experienced in-house real estate and development capabilities. During Fiscal 2016, we opened nine new company-operated stores globally. Our capital investment, which includes build-out costs and cash preopening costs, amounted to $12.7 million for new stores opened and remodels completed in Fiscal 2016. During the past three fiscal years, we have remodeled 186 stores and plan to remodel a total of approximately 20 stores in Fiscal 2017. Sales at our new stores ramp quickly and generate attractive returns.

Company-Operated Store Openings and Closings

In Fiscal 2016, we opened 9 stores and closed 166 underperforming stores, for a net decrease of 157 stores. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet the Company’s criteria. In North America, we decreased our store count by 100 stores, net, to 1,641 stores. In Europe, we decreased our store count by 57 stores, net, resulting in a total of 1,069 stores. “Stores, net” refers to stores opened, net of closings. In January 2014, we closed all of our 17 stores in China.

Store Openings (Closings):	Fiscal 2016	Fiscal 2015	Fiscal 2014
North America
Openings	6	4	24
Closings	(106)	(100)	(99)

Net	(100)	(96)	(75)

Europe
Openings	3	11	22
Closings	(60)	(46)	(46)

Net	(57)	(35)	(24)

China
Openings	—	—	—
Closings	—	—	(17)

Net	—	—	(17)

Consolidated
Openings	9	15	46
Closings	(166)	(146)	(162)

Total	(157)	(131)	(116)

We plan to open one company-operated store and close approximately 150 company-operated stores globally in Fiscal 2017. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations. In Fiscal 2016, the average sales per store of our new stores were almost 5.3 times that of our average closed stores.

Store Count

Store Count as of:	January 28, 2017	January 30, 2016	January 31, 2015
North America	1,641	1,741	1,837
Europe	1,069	1,126	1,161

Subtotal company-operated	2,710	2,867	2,998
Franchise	603	539	442

Total global stores	3,313	3,406	3,440

Concession stores	933	709	130

Financial Information About Segments

See Note 14 – Segment Reporting in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is included elsewhere in this Annual Report.

Marketing and Advertising

We rely on a multi-channel approach to marketing and advertising with a very limited reliance on traditional television, radio and print mediums. We have developed our public relations capability since 2012, initially in our main markets in Europe and, since 2014, in the United States. Given Claire’s® focus as a shopping destination, we invest in locating our stores in prominent, high-traffic locations. Our stores feature colorful displays showcasing our fun proprietarily designed merchandise, latest trends and key items, adding to the fun and playful atmosphere of the store. Our brands are also featured on the tags attached to most of our products. We believe that our Claire’s customer develops an affinity for our stores through frequent visits, social engagement, and through word-of-mouth publicity from her peers.

Our digital marketing effort includes our e-commerce and m-commerce sites, for Claire’s® and Icing®, both in the United States, Canada, the United Kingdom and France, which launched from Fiscal 2011. These have a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with digital media, social media and email campaigns which are complementary to in-store key items and marketing. We leverage our social presence by posting engaging fun content focused on key trend items, ‘behind the scenes’ snippets, and user generated images, and have over 3.1 million followers across our social channels. We use our email database to send regular emails to over 1.8 million customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced. In September 2015, we launched our first mobile app in the U.S. and in the U.K., which has been downloaded over 382,000 times.

Trademarks and Service Marks

We are the owner in the United States of various marks, including “Claire’s®,” “Claire’s Club®,” and “Icing®.” We have also registered these marks outside of the United States. We currently license certain of our marks under franchising arrangements in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand, Southern Africa and Russia.

Concurrently with the Exchange Offer described elsewhere in this annual report, our subsidiary that holds our trademarks, CBI Distributing Corp. (CBI”) transferred certain intellectual property rights (the “Transferred IP”) to our subsidiary, CLSIP LLC. The Transferred IP consists of (a) an undivided 17.5% interest (the “US Claire’s Marks Ownership Interest”) in all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Claire’s ® brand, (ii) common law trademark rights in and to the Claire’s ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Claire’s Marks”); (b) all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Icing ® brand, (ii) common law trademark rights in and to the Icing ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Icing Marks”); (c) certain internet domain names that incorporate, correspond with or are otherwise related to the Claire’s ® and Icing ® brands (the “Domain Names”); and (d) a mobile application agreement pursuant to which the Claire’s ® mobile application is licensed from a third party (the “Mobile Application Agreement”).

In addition, concurrently with the Exchange Offer, CLSIP entered into the Intellectual Property Agreement (the “Transferred IP Agreement”) with CBI , the Company and certain of its other domestic subsidiaries (“Claire’s Parties”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Franchise strategy

Claire’s® has a strong global franchise platform with sophisticated franchise partners possessing strong retail experience, who also operate other leading retail brands. Claire’s® utilizes relationships with its franchisees to increase penetration in existing franchise markets, and intends to develop new franchise partnerships for entry into new geographic markets. During Fiscal 2016, we entered one new market on a franchise basis for Claire’s® and opened 12 Icing® stores overseas. Typically, franchise agreements range between 5–10 years, and provide the option for renewals. Claire’s® and Icing® earn license and merchandise fees on merchandise shipped to franchisees and a mark-up on merchandise sold. We generally expect, based on our historical experience, that two to three franchise stores will be equivalent to the operating income contribution of one company-operated store. In addition, there is no capital expenditure or working capital requirement for Claire’s ® and Icing® when a franchise partner opens a store.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2016 were 23%, 24%, 24% and 29%, respectively.

Employees

On January 28, 2017, we employed approximately 18,200 employees, 67% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

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

Fluctuations in the demand for retail jewelry and accessories especially affect the inventory we sell because we make decisions for the purchase and manufacture of merchandise with our suppliers in advance of the applicable season and sometimes before trends are identified or evidenced by customer purchases. In addition, the cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. As a result, we are vulnerable to demand and pricing shifts and it is more difficult for us to respond to new or changing customer needs. Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in customer demand patterns. Inventory levels in excess of customer demand may result in excessive markdowns and, therefore, lower than planned margins. If we underestimate demand for our merchandise, on the other hand, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could negatively affect our operating results and brand image.

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

We purchased merchandise from approximately 471 suppliers in Fiscal 2016. Approximately 84% of our Fiscal 2016 merchandise was purchased from suppliers outside the United States, including 71% of those purchases facilitated by our Hong Kong buying office for purchases from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, labor strikes, work stoppages, boycotts, weather, merchandise receipt delays, or safety issues involving merchandise, would likely have a material adverse effect on our operations.

Recent political discourse in the United States has increasingly focused on ways to discourage U.S. businesses from outsourcing manufacturing and production activities to foreign jurisdictions. Many prominent government officials have publicly communicated their desire to discourage these practices, including through the possibility of imposing tariffs, border adjustments or other penalties on goods manufactured outside the United States. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Accordingly, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions on merchandise that we purchase, “anti-dumping” duties, and port security or other events that could slow port activities, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could negatively impact our financial condition, cash flows, results of operations and our revenue growth.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2016, approximately 41% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2016, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into United States dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of this impact.

Substantially all of our foreign purchases of merchandise are negotiated and paid for in United States dollars. As a result, significant fluctuations in the value of the United States dollar against foreign currencies may adversely affect our sourcing operations. Further, a substantial weakening of foreign currencies against the United States dollar could adversely impact our net sales and profit margins unless we were to raise retail prices in the affected locations. Consumers in those locations may not accept significant price increases for our merchandise.

Foreign currency exchange rate fluctuations could have a material adverse effect on our financial condition, cash flows, results of operations and revenue growth.

A continued decline in the number of people who go to shopping malls could reduce the number of our customers, reduce our net sales and leave us with unsold inventory.

Substantially all of our North America stores are located in shopping malls. Our North America sales are derived, in part, from traffic in those shopping malls. We depend on the ability of the shopping mall’s “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic around our stores. We also depend on the continuing popularity of shopping malls as shopping destinations for girls and young women. Sales volume and shopping mall traffic may be adversely affected by economic downturns in a particular area, competition from online retailers, competition from non-shopping mall retailers and other shopping malls where we do not have stores, and the closing of anchor tenants in a particular shopping mall. In addition, declines in customer traffic at shopping malls have adversely affected our results of operations. A continuing decline in the popularity of shopping malls among our target customers that may curtail customer visits to shopping malls could result in decreased sales and leave us with unsold inventory, which would have a material adverse effect on our business, financial condition and results of operations.

The failure to grow our store base outside of North America or expand our international franchising businesses may adversely affect our results of operations.

Our growth plans include expanding our store base outside of North America and continuing our expansion in Europe. We have limited experience in operating stores outside of North America and Europe. Our ability to grow successfully outside of North America depends in part on determining a sustainable formula to build customer loyalty and gain market share in certain especially challenging international retail environments. Customers in our new markets may not be as familiar with our brands, and we may need to build brand awareness in these markets through greater investments in promotional activities. As a result, our sales may not be at volumes we plan or not result in the margins we anticipate. In addition, in many of these markets, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Also, the integration of our operations in foreign countries presents certain challenges not necessarily presented in the integration of our North America and Europe operations. As a result of several of these factors, we closed all of our 17 company-operated China stores in May 2014. If our expansion plans outside of North America and Europe are unsuccessful or do not deliver an appropriate return on our investments, our consolidated operations and financial results could be materially and adversely affected.

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

The failure to expand our distribution channels through our store concession model and other strategic initiatives and to minimize expenses through our cost savings initiatives.

We have sought to expand our distribution channels through several initiatives with strategic partners, including selling our merchandise through concession stores. Although the concession store model is intended to improve our profitability as a result of the reduced overhead, we are subject to risks related to the merchandise offered for sale and the creditworthiness of our counterparties. Under our store concession model, we own merchandise until sold to the customer, so we bear the financial risk until the point of sale. In addition, failure to identify appropriate and creditworthy concession store partners or negotiate acceptable agreements therewith could have a material adverse effect on our operating results and impede our ability to increase our net sales through concession sales.

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

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our outstanding notes.

Our success depends in part on our ability to improve sales. Our net sales for Fiscal 2016 declined 6.5% to $1,311.3 million from $1,402.9 million for Fiscal 2015, and our same stores sales decreased 3.3% in Fiscal 2016 compared to Fiscal 2015. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, and optimizing store performance. Our comparable sales results and margins may not meet the expectations of our investors or credit rating agencies in one or more future periods and could cause our credit ratings to decline and reduce the trading price of our outstanding notes.

Our operations in international markets may be adversely affected by regulatory, legal, political and economic risks.

A significant amount of our stores are located outside of the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, changes in tariffs, taxes, exchange rates or regulatory requirements, and political unrest. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our financial condition, cash flows, results of operations and revenue growth. In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly known as “Brexit.” This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, where a significant number of our stores are located. Risks associated with Brexit include significant disruptions in the free movement of goods, services and people between the United Kingdom and the European Union, increased legal and regulatory complexities, fluctuations in foreign currency exchange rates, as well as higher potential costs of conducting business in Europe. The United Kingdom’s vote to exit the European Union could also result in similar votes or referendums in other European countries in which we do business. These changes may adversely affect our operations and financial results.

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

In 2015, the payment card industry began shifting liability for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions. Until we are able to fully implement and certify EMV chip technology in our stores, we may be liable for chargebacks related to fraudulent or counterfeit transactions generated through EMV chip-enabled cards, which could negatively impact our operational results, financial position and cash flows.

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

Our industry is highly competitive.

The specialty retail business is highly competitive and our results of operations are sensitive to, and may be materially adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, growth of e-commerce competitors and other factors. We compete with international, national and local department stores, specialty and discount store chains, independent retail stores, e-commerce services, digital content and digital media devices, web services, direct marketing to consumers and catalog businesses that market similar lines of merchandise. Competition is principally based on merchandise variety, price, quality, availability, promotion, convenience of store location, and customer support and service. Although over 90% of our merchandise is proprietary, many of the merchandise categories we sell are also available from various other retailers at competitive prices. Many of our competitors are companies with substantially greater financial, marketing and other resources. Given the large number of companies in the retail industry, we cannot estimate the number of our competitors.

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

Pursuant to the U.S. Patient Protection and Affordable Care Act, we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Some of these requirements will be phased in over future periods. It is anticipated that there will be changes to the legislation, but we cannot predict what those changes will be or when they will take effect. It is difficult to determine at this time what impact health care reform legislation, or any changes to the legislation, will have on our financial results. Possible adverse effects could include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we provide healthcare and other benefits to our employees. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

A significant act of terrorism could have a material adverse impact on us by, among other things, disrupting our information or distribution systems, causing dramatic increases in fuel prices, thereby increasing the costs of doing business and affecting consumer spending, or impeding the flow of imports or domestic products to us.

We depend on our key personnel.

The execution of our business strategy largely depends on our ability to attract, hire and retain our senior management team, other key employees and a skilled and talented workforce, as well as implement succession planning for our senior management team. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods or that we will not experience unexpected levels of employee turnover. Failure to maintain an adequate succession plan to effectively transition current management leadership positions could adversely affect our institutional knowledge base and competitive advantage. If we are unable to retain, attract, and motivate talented employees with appropriate skill sets, or we are unable to effectively provide for the succession of our senior management team, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of services of key members of our senior management team or of certain other key employees could also negatively affect our business.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed at date of acquisition with terms that were favorable to market at that date. Our impairment testing for Fiscal 2016 resulted in our recognition of non-cash impairment charges of $169.3 million and $9.0 million related to goodwill and intangible assets, respectively. For these impairment analyses, we are required to estimate the fair value of the assets being evaluated. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. We may be required to recognize additional impairment charges in the future. Additional impairment charges could have a material adverse impact on our results of operations.

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

We had significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). As a result of excludable cancellation of debt income generated by the Exchange Offer described in Note 6 – Debt in the Notes to Consolidated Financial Statements, such Tax Attributes are eliminated as of January 29, 2017. Accordingly, this could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow.

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

We handle merchandise distribution for all of our North America stores from a single facility in Hoffman Estates, Illinois, a suburb of Chicago, Illinois. We handle merchandise distribution for all of our Europe operations from a single facility in Birmingham, United Kingdom. We handle merchandise distribution for all of our international franchise operations from a single facility in Hong Kong. Independent third party transportation companies deliver our merchandise to our stores and our customers. Any significant interruption in the operation of our distribution facilities or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory and would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our tradenames and other intellectual property rights.

We believe that our tradenames and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our tradenames and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the tradenames, service marks and proprietary rights of others. Although CLSIP has acknowledged that CBI is the majority and controlling owner of the US Claire’s Marks, and expressly and irrevocably waived its right to use, exploit, register, enforce or defend the US Claire’s Marks, during the term of the Transferred IP Agreement, the joint ownership of the US Claire’s Marks by CSLIP and CBI may complicate our efforts to protect the US Claire’s Marks in the United States. Similarly, the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Also, others may assert rights in, or ownership of, our tradenames and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.

Our success depends on our ability to maintain the value of our brands.

Our success depends on the value of our Claire’s® and Icing® brands (including the Transferred IP which will continue to be utilized by us pursuant to the Transferred IP Agreement). The Claire’s® and Icing® names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, enjoyable customer experience. Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

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

We are significantly leveraged. As of January 28, 2017, our total debt was approximately $2.15 billion, with maturities ranging from 2017 to 2021. In March 2017, we fully discharged our remaining obligations in respect of our 10.50% Senior Subordinated Notes due 2017, with the effect that current debt maturities range from 2019 to 2021. We cannot make assurances that we will have the financial resources required to meet such obligations, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities or other indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, if any, and prevent us from meeting our debt obligations. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our ABL Credit Facility and U.S Credit Facility, will be at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our other indebtedness, including restrictive covenants and borrowing conditions, could result in an event of default under our debt agreements;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities to grow our business;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our substantial high indebtedness, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our debt agreements each contain certain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of January 28, 2017, we had undrawn availability under our ABL Credit facility and U.S. Credit Facility of $64.1 million. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, our debt agreements will not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

The terms of the agreements governing our indebtedness contain significant restrictions that limit our operating and financial flexibility.

The agreements covering our indebtedness contain various covenants and other restrictions that limit our ability to engage in specified types of transactions and may adversely affect our ability to operate our business. These covenants and other restrictions limit our operating and financial flexibility and include, among other things:

•	limitations on dividends on, and redemptions and repurchases of, equity interests and other restricted payments;

•	limitations on liens and negative pledges;

•	limitations on loans and investments (including joint ventures);

•	limitations on debt, guarantees and hedging arrangements;

•	limitations on mergers, acquisitions and asset sales;

•	limitations on transactions with affiliates;

•	limitations on changes in business conducted by our subsidiaries;

•	limitations on equity issuances;

•	limitations on amendments of debt and other material agreements; and

•	limitations on changes in fiscal year.

These restrictions on operations and financing, as well as those that may be contained in future debt agreements, may limit our ability to execute preferred business strategies. Moreover, under certain circumstances, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate the payment obligations with respect to the debt. If the payment obligations with respect to our other indebtedness are accelerated, we may not be able to repay all of that debt.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, political, business and other factors beyond our control, including foreign currency exchange exposures. In Fiscal 2016, approximately 41% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2016, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the United States dollar. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, which actions could be the product of a court led process or a bankruptcy proceeding. These alternative measures may not be successful, may be on terms that are less favorable to us and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The obligations under our indebtedness, and any liens granted, will restrict our ability to dispose of assets and use the proceeds from the disposition.

Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to repay our indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg. We lease all of our company-operated 2,710 store locations, generally for terms ranging from five to 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

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

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of January 28, 2017. We believe our facilities are well maintained and are sufficient to meet our current and projected needs. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

Location	Use	Approximate Square Footage
Hoffman Estates, Illinois	Global and Division management and distribution center	538,000	(1)
Birmingham, United Kingdom	Division management and distribution center	105,600	(2)
Pembroke Pines, Florida	Accounting	28,300
Hong Kong	Sourcing and buying	8,500
Madrid, Spain	Field support	3,400	(3)
Paris, France	Field support	3,300	(3)

(1)	Prior to February 19, 2010, we owned central buying and store operations offices and the North America distribution center located in Hoffman Estates, Illinois (the “Property”) which is on approximately 28.4 acres of land. On February 19, 2010, we sold this Property to a third party. Contemporaneously with the sale, we entered into a lease agreement that provides for (a) an initial expiration date of March 31, 2030 with two (2) five (5) year renewal periods, each at our option, and (b) basic rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Property has buildings with approximately 538,000 total square feet of space, of which 371,000 square feet is devoted to receiving and distribution and 167,000 square feet is devoted to office space.
(2)	Our subsidiary, Claire’s Accessories UK Ltd., or “Claire’s UK,” leases distribution and office space in Birmingham, United Kingdom. The facility consists of approximately 23,900 square feet of office space and approximately 81,700 square feet of distribution space. The lease expires in December 2024, and Claire’s UK has the right to assign or sublet this lease at any time during the term of the lease, subject to landlord approval.
(3)	We maintain our human resource and select operating functions for these countries at these facilities.

In addition, we have contracted a third party vendor in Hong Kong to provide distribution center services for our franchise stores and with a third party vendor located in Cincinnati, Ohio to provide distribution services for our North America e-commerce operation.

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

Holders

As of April 1, 2017, there was one holder of record of our common stock, our parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Acquisition. Our Credit Facilities and the indentures governing the Notes restrict our ability to pay dividends.

Item 6.	Selected Financial Data

The balance sheet data as of January 28, 2017 and January 30, 2016 and statement of operations data for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The balance sheet data as of January 31, 2015, February 1, 2014, and February 2, 2013 and the statement of operations data for the fiscal years ended February 1, 2014 and February 2, 2013 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013(1)
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,311,316	$1,402,860	$1,494,251	$1,513,177	$1,557,020
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	682,828	734,067	767,459	753,631	755,996

Gross profit	628,488	668,793	726,792	759,546	801.024

Other expenses:
Selling, general and administrative	458,184	473,755	505,488	513,253	503,254
Depreciation and amortization	55,508	60,604	73,583	73,971	64,879
Impairment of assets	181,618	155,102	135,157	—	—
Severance and transaction-related costs	2,531	1,948	8,236	5,118	2,828
Other income, net	(5,635)	(8,055)	(7,132)	(4,568)	(6,105)

	692,206	683,354	715,332	587,774	564,856

Operating income (loss)	(63,718)	(14,561)	11,460	171,772	236,168
Gain (loss) on early debt extinguishment	315,653	—	—	(4,795)	(9,707)
Interest expense, net (2)	200,187	219,816	217,179	223,361	210,797

Income (loss) from continuing operations before income taxes	51,748	(234,377)	(205,719)	(56,384)	15,664
Income tax expense (benefit)	(2,151)	2,058	6,259	8,923	14,382

Income (loss) from continuing operations	$53,899	$(236,435)	$(211,978)	$(65,307)	$1,282

Other Financial Data:
Capital expenditures:
New stores and remodels (3)	$12,697	$24,559	$38,649	$86,124	$64,398
Other	3,680	3,956	10,335	12,870	9,455

Total capital expenditures	16,377	28,515	48,984	98,994	73,853
Cash interest expense (4)	179,954	213,907	211,787	217,081	165,495
Store Data:
Number of stores (at period end)
North America (5)	1,641	1,741	1,837	1,929	1,924
Europe	1,069	1,126	1,161	1,185	1,161

Total company-operated (at period end)	2,710	2,867	2,998	3,114	3,085
Franchise	603	539	442	421	392

Total global stores	3,313	3,406	3,440	3,535	3,477
Concession stores	933	709	130	20	7
Total gross square footage (000’s) (at period end)	2,759	2,921	3,057	3,170	3,117
Net sales per store (000’s) (6)	$470	$478	$489	$488	$506
Net sales per square foot (7)	$462	$469	$480	$481	$502
Balance Sheet Data (at period end)
Cash and cash equivalents (8)	$55,792	$18,871	$29,415	$58,343	$166,956
Total assets	2,000,206	2,213,555	2,426,328	2,694,026	2,760,282
Total debt (including credit facilities and capital lease)	2,157,695	2,409,085	2,363,353	2,358,412	2,351,662
Total stockholder’s deficit	(517,322)	(580,244)	(331,774)	(83,033)	(14,440)

(1)	Consists of 53 weeks.
(2)	Fiscal 2016, Fiscal 2015, Fiscal 2014, Fiscal 2013, and Fiscal 2012 include interest expense related to indebtedness held by Parent and affiliates in the amounts of $16,001, $22,997, $22,904, $22,904, and $22,392.
(3)	Fiscal 2016, Fiscal 2015, Fiscal 2014, Fiscal 2013, and Fiscal 2012 include expenditures for store related intangible assets in the amounts of $109, $927, $569, $2,756, and $5,049. Fiscal 2016, Fiscal 2015, Fiscal 2014, Fiscal 2013 and Fiscal 2012 include expenditures for construction-in-process of $0, $0, $0, $4,115, and $570.
(4)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind, or accretion of debt premium.
(5)	Includes 17 and three China stores in Fiscal 2013 and Fiscal 2012, respectively.
(6)	Net sales per store are calculated based on total net sales and the average number of company-operated stores during the period.
(7)	Net sales per square foot are calculated based on total net sales and the average gross square feet for company-operated stores during the period.
(8)	As of January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013, cash and cash equivalents included restricted cash of $0, $0, $2,029, $0 and $0, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. Our fiscal years ended January 28, 2017 (“Fiscal 2016”), January 30, 2016 (“Fiscal 2015”) and January 31, 2015 (“Fiscal 2014”) consisted of 52 weeks, respectively.

See “Liquidity and Capital Resources” below for a description of the Exchange Offer and other refinancing transactions completed in Fiscal 2016.

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

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of January 28, 2017, we operated a total of 2,710 company-operated stores of which 1,641 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,069 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores in that country. We are currently studying reintroduction of our brand in China via alternative channels. In recent years, we have taken steps to expand our concession stores base in North America and Europe, opening 111, 595, and 281 concession stores in Fiscal 2014, Fiscal 2015 and Fiscal 2016, respectively.

As of January 28, 2017, we also franchise stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand, South Africa and Russia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Financial activity for Fiscal 2016 includes the following:

•	Sales decrease of 6.5%;

•	Same store sales percentages;:

Fiscal 2016
Consolidated	(3.3)%
North America	(2.1)%
Europe	(5.2)%

•	Merchandise margin increased 50 basis points;

Operational activity for Fiscal 2016 includes the following:

•	Opened 9 new company-operated stores;

•	Closed 166 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened 12 new Icing ® franchise stores overseas; and

•	Opened 281 concession stores.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$1,311,316	$1,402,860	$1,494,251
Decrease in same store sales	(3.3)%	(1.2)%	(2.2)%
Gross profit percentage	47.9%	47.7%	48.6%
Selling, general and administrative expenses as a percentage of net sales	34.9%	33.8%	33.8%
Depreciation and amortization as a percentage of net sales	4.2%	4.3%	4.9%
Severance and transaction-related costs as percentage of net sales	0.2%	0.1%	0.6%
Impairment of assets	$181,618	$155,102	$135,157
Operating (loss) income	$(63,718)	$(14,561)	$11,460
Gain on early debt extinguishment	$315,653	$—	$—
Net income (loss)	$53,899	$(236,435)	$(211,978)
Number of stores at the end of the period (1)	2,710	2,867	2,998
Concession stores	933	709	130

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Fiscal 2016 decreased $91.5 million, or 6.5%, from Fiscal 2015. The decrease was attributable to the effect of store closures of $47.2 million, a decrease in same store sales of $42.5 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $24.1 million and decreased shipments to franchisees of $8.8 million, partially offset by an increase in new concession store sales and new store sales of $31.1 million. Net sales would have decreased 4.9% excluding the impact of foreign currency exchange rate changes.

For Fiscal 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 15.1%, partially offset by an increase in average transaction value of 14.0%.

Net sales in Fiscal 2015 decreased $91.4 million, or 6.1%, from Fiscal 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $81.2 million, the effect of store closures of $43.5 million, a decrease in same store sales of $16.0 million and a decrease in shipments to franchisees of $0.5 million, partially offset by new concession store sales and new store sales of $49.8 million. Net sales would have decreased 0.7% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 3.1%, partially offset by an increase in average transaction value of 2.7%.

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry	45.6	45.2	47.5
Accessories	54.4	54.8	52.5

	100.0	100.0	100.0

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

In Fiscal 2016, gross profit percentage increased 20 basis points to 47.9% compared to the prior fiscal year of 47.7%. The increase in gross profit percentage consisted of a 50 basis point increase in merchandise margin, partially offset by a 30 basis point increase in occupancy costs. The increase in merchandise margin resulted primarily from higher trade discounts, lower markdowns and lower freight costs, partially offset by sales mix. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

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

Selling, general and administrative expenses

In Fiscal 2016, selling, general and administrative expenses decreased $15.6 million, or 3.3%, over the prior fiscal year. Excluding a favorable $8.3 million foreign currency translation effect, selling, general and administrative expenses would have decreased $7.3 million. Excluding the foreign currency translation effect, the increase was primarily due to increased concession store commission expense due to the overall increase in our concession stores and professional fees, partially offset by reductions in compensation-related expenses. As we continue to open new concession stores, we expect commission expense to increase accordingly. As a percentage of net sales, selling, general and administrative expenses increased 1.1% compared to the prior year.

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

Depreciation and amortization expense

Depreciation and amortization expense decreased $5.1 million to $55.5 million during Fiscal 2016 compared to Fiscal 2015. Excluding a favorable $0.8 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $4.3 million. Depreciation and amortization expense decreased due to an increased fully depreciated assets, store closures and lower recent capital expenditure levels.

Depreciation and amortization expense decreased $13.0 million to $60.6 million during Fiscal 2015 compared to Fiscal 2014. Excluding a favorable $3.4 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $9.6 million.

Impairment charges

Declines in customer traffic at shopping malls, where many of our stores are located, have adversely affected our results of operations. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. Due to a triggering event in Fiscal 2016, the impairment test resulted in the recognition of non-cash impairment charges of $169.3 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively, primarily related to our Europe reporting unit. The impairment test conducted in Fiscal 2015 resulted in the recognition of non-cash impairment charges of $125.0 million, $29.0 million and $1.1 million, relating to goodwill, intangible assets and long-lived assets, respectively. The impairment test conducted in Fiscal 2014 resulted in the recognition of non-cash impairment charges of $123.2 million and $12.0 million, relating to goodwill and intangible assets, respectively. See Note 4 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since Fiscal 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we incurred $2.5 million, $1.9 million and $8.2 million of such costs, respectively.

Other income, net

The following is a summary of other (income) expense activity for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Franchise fees	$(7,588)	$(5,131)	$(5,247)
Gain on sale of assets	(303)	(2,475)	—
Foreign currency exchange loss (gain), net	2,261	(378)	(1,741)
Other income	(5)	(71)	(144)

	$(5,635)	$(8,055)	$(7,132)

Gain on early debt extinguishment

Fiscal 2016
Exchange Offer	$316,986
Note repurchase	362
Write-off unamortized debt financing costs	(1,695)

$315,653

The following is a summary of the impact of the Exchange Offer during Fiscal 2016 (in thousands).

Reduction in carrying value of debt exchanged	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of unamortized debt issuance costs, plus professional fees incurred	(12,874)
Adjustment to carrying value of debt	(86,296)

$316,986

The following is a summary of our note repurchase activity during Fiscal 2016 (in thousands). The note repurchase in Fiscal 2016 was made in an open market transaction. There were no note repurchase activities during Fiscal 2015 and Fiscal 2014.

	Fiscal 2016
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
10.5% Senior subordinated notes due 2017 (the “Senior Subordinated Notes”)	$7,363	$6,995	$362

(1)	Net of debt issuance cost write-offs of $6.

During Fiscal 2016, the Company recognized a $694 loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility and the $40 million Claire’s Gibraltar Credit Facility.

During Fiscal 2016, the Company recognized a $1,001 loss on early debt extinguishment attributed to the write-off of unamortized debt issuance costs associated with the replacement of the former Europe Credit Facility with the new Europe Credit Facility.

Interest expense, net

Interest expense for Fiscal 2016 aggregated $200.2 million, a decrease of $19.6 million compared to the prior year. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer.

For Fiscal 2016, interest expense includes approximately $8.1 million of amortization of debt issuance costs and approximately $2.7 million of accretion of debt premium.

Interest expense for Fiscal 2015 aggregated $219.8 million, an increase of $2.6 million compared to the prior year. The increase is primarily due to increased borrowings under our former U.S Credit Facility and Europe Credit Facility.

For Fiscal 2015, interest expense includes approximately $8.3 million of amortization of debt issuance costs and approximately $2.5 million of accretion of debt premium.

Interest expense for Fiscal 2014 aggregated $217.2 million, which includes approximately $8.0 million of amortization of deferred debt issuance costs and approximately $2.3 million of accretion of debt premium.

See Note 6 – Debt in the Notes to Consolidated Financial Statements for components of interest expense, net.

Income taxes

In Fiscal 2016, our income tax benefit was $2.2 million and our effective income tax rate was (4.2)%. Our effective income tax rate for Fiscal 2016 reflects income tax benefit of $18.1 million on book losses offset by income tax expense of $62.5 million on earnings of foreign subsidiaries, income tax expense of $62.1 million on non-deductible goodwill, long lived asset, trademark impairment, and income tax benefit of $136.8 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $11.9 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2016, we made net cash income tax payments of $2.9 million primarily for Europe.

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

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$834,979	$876,976	$890,446
Decrease in same store sales	(2.1)%	(0.1)%	(2.9)%
Gross profit percentage	48.8%	48.7%	48.4%
Number of stores at the end of the period (1)	1,641	1,741	1,837

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in North America during Fiscal 2016 decreased $42.0 million, or 4.8% from Fiscal 2015. The decrease was attributable to a decrease of $33.2 million due to the effect of store closures, a decrease in same store sales of $17.4 million, a decrease in shipments to franchisees of $8.8 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $1.0 million, partially offset by new concession store sales and new store sales of $18.4 million. Net sales would have decreased 4.7% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 16.9%, partially offset by an increase in average transaction value of 17.3%.

Net sales in North America during Fiscal 2015 decreased $13.5 million, or 1.5% from Fiscal 2014. The decrease was attributable to a decrease of $27.7 million due to the effect of store closures, an unfavorable foreign currency translation effect of our non-U.S. net sales of $8.2 million, a decrease in same store sales of $0.7 million and a decrease in shipments to franchisees of $0.5 million, partially offset by new concession store sales and new store sales of $23.6 million. Net sales would have decreased 0.6% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 0.3%, partially offset by an increase in average transaction value of 0.9%.

Gross profit

In Fiscal 2016, gross profit percentage increased 10 basis points to 48.8% compared to the gross profit percentage for Fiscal 2015 of 48.7%. The increase in gross profit percentage consisted of an increase in merchandise margin of 60 basis points, partially offset by a 40 basis point increase in occupancy costs and by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from lower freight costs, higher trade discounts and higher initial markups, partially offset by an increase in markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry	51.0	51.3	52.6
Accessories	49.0	48.7	47.4

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$476,337	$525,884	$603,805
Decrease in same store sales	(5.2)%	(3.0)%	(1.2)%
Gross profit percentage	46.4%	45.9%	49.0%
Number of stores at the end of the period (1)	1,069	1,126	1,161

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Europe during Fiscal 2016 decreased $49.5 million, or 9.4%, from Fiscal 2015. The decrease was attributable to a decrease in same stores sales of $25.1 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $23.1 million and the effect of store closures of $14.0 million, partially offset by an increase in new concession store sales and new store sales of $12.7 million. Sales would have decreased 5.2% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 13.0%, partially offset by an increase in average transaction value of 10.0%.

Net sales in Europe during Fiscal 2015 decreased $77.9 million, or 12.9%, from Fiscal 2014. The decrease was attributable to an unfavorable foreign currency translation effect of our non-U.S. net sales of $73.0 million, a decrease of $15.8 million due to the effect of store closures, a decrease in same store sales of $15.3 million, partially offset by new concession store sales and new store sales of $26.2 million. Net sales would have decreased 1.0% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2015, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 6.5%, partially offset by an increase in average transaction value of 4.5%.

Gross profit

In Fiscal 2016, gross profit percentage increased 50 basis points to 46.4% compared to the gross profit percentage for Fiscal 2015 of 45.9%. The increase in gross profit percentage consisted of a 40 basis point decrease in buying and buying-related costs and by an increase in merchandise margin of 20 basis points, partially offset by a 10 basis point increase in occupancy costs. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily from lower compensation costs and buying-relating costs. The increase in merchandise margin percentage resulted primarily from higher trade discounts, favorable foreign currency exchange rates, lower freight costs and a decrease in markdowns, partially offset by sales mix. The increase in occupancy costs, as a percentage of sales, resulted primarily from the deleveraging effect from a decrease in same store sales.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry	36.4	35.4	40.1
Accessories	63.6	64.6	59.9

	100.0	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of January 28, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.1 billion with maturities ranging from 2017 through 2021. See Note 6 – Debt, in the Notes to the accompanying Consolidated Financial Statements for a summary of our outstanding indebtedness as of January 28, 2017.

We completed the Exchange Offer and the related refinancing of the former U.S. Credit Facility described below to reduce our outstanding indebtedness and improve liquidity through the reduction of cash interest expense. The Company’s outstanding debt was reduced by approximately $396 million, certain debt maturities were extended, and the Company estimates it will realize annual cash interest savings of approximately $24 million. Subsequent to the Exchange Offer, we refinanced our $50 million Europe Credit Facility with a new $50.0 million Europe Credit Facility maturing in 2019. In March 2017, we discharged our remaining obligations with respect to our 10.50% Senior Subordinated Notes due 2017, with the result that our current debt maturities range from 2019 to 2021.

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

Analysis of Consolidated Financial Condition

A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Operating activities	$7,920	$(21,210)	$21,070
Investing activities	(16,074)	(25,901)	(48,984)
Financing activities	43,344	41,589	(792)

Our working capital at the end of Fiscal 2016 was $(8.7) million compared to $(60.8) million at the end of Fiscal 2015, an increase of $52.1 million. The increase in working capital mainly reflects a decrease in amounts outstanding under our revolving credit facility of $41.1 million, an increase in cash and cash equivalents of $36.9 million, a decrease in accrued liabilities of $12.8 million, a decrease in trade accounts and income tax payables of $3.4 million, partially offset by a decrease in inventories of $21.7 million, a net decrease in prepaid expense and other items of $2.0 million and an increase in current portion of long-term debt of $18.4 million.

Cash flows from operating activities

In Fiscal 2016, cash provided by operations increased $29.1 million compared to Fiscal 2015. The primary reason for the increase was a decrease in working capital of $20.3 million and a net increase in operating income adjusted for non-cash items and other items of $8.8 million, excluding cash equivalents.

In Fiscal 2015, cash used in operations increased $42.3 million compared to Fiscal 2014. The primary reason for the increase was an increase in working capital of $26.9 million and a net decrease in operating income adjusted for non-cash items and other items of $15.4 million, excluding cash equivalents.

Cash flows from investing activities

In Fiscal 2016, cash used in investing was $16.1 million and consisted of $16.1 million for net capital expenditures.

In Fiscal 2015, cash used in investing was $26.0 million and consisted of $26.0 million for net capital expenditures.

In Fiscal 2017, we currently expect to fund approximately $20.0 million to $24.0 million of capital expenditures to open new stores and remodel existing stores.

Cash flows from financing activities

In Fiscal 2016, cash provided by financing activities was $43.3 million, which consisted primarily of proceeds from the issuance of our $50.0 million Europe Credit Facility, net borrowings of $4.0 million under our ABL and U.S. Credit Facilities, capital contribution received from parent of $11.6 million, partially offset by payment of $15.0 million in financing costs, note repurchase of $7.0 million and payment of $0.2 million for capital lease.

In Fiscal 2015, cash provided by financing activities was $41.6 million, which consisted primarily of net borrowings of $42.2 million under our U.S. Credit Facility, partially offset by payment of $0.4 million in financing costs and payment of $0.2 million for capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash position

As of January 28, 2017, we had consolidated cash and cash equivalents of $55.8 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

As of January 28, 2017, our foreign subsidiaries held cash and cash equivalents of $49.8 million. In Fiscal 2016 and Fiscal 2015, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. Beginning January 29, 2017, our U.S. net operating loss carryforwards are no longer available as a result of the Exchange Offer. We would be required to accrue and pay U.S. income taxes, net of any foreign tax credit benefit, on any such repatriation as early as Fiscal 2017. In Fiscal 2014, we did not repatriate any cash held by foreign subsidiaries.

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“CLSIP”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“Claire’s Gibraltar” and together with the Company and CLSIP, the “Offerors”) completed an offer to exchange (the “Exchange Offer”) any and all of the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), (ii) 7.750% Senior Notes due 2020 (the “Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), except for Subordinated Notes held by Claire’s Inc., the parent of the Company (“Parent”), for (i) up to $40.0 million of Senior Secured Term Loans maturing 2021 of the Company (“Claire’s Stores Term Loans”), (ii) up to $130.0 million of Senior Secured Term Loans maturing 2021 of CLSIP (“CLSIP Term Loans”) and (iii) up to $60.0 million of Senior Term Loans maturing 2021 of Claire’s Gibraltar (“Claire’s Gibraltar Term Loans” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “Term Loans”).

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

Parent owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with Parent, the “Affiliated Holders”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “PIK Subordinated Notes”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent, and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “Affiliated Holder Exchange”). On September 20, 2016, the Offerors accepted from the Affiliated Holders approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

As part of the transaction, we recorded an adjustment to carrying value for the debt issued in the Exchange Offer. The adjustment to carrying value of debt represents the interest to be paid in cash on the Term Loans issued in the exchange through the maturity date of those Term Loans. This amount increased the Company’s carrying value of debt by $86.3 million. Such amount will be reduced in the future years as scheduled interest is paid on those Term Loans.

Exchange Offer Term Loan Agreements

Claire’s Stores Term Loan Agreement

On September 20, 2016, the Company entered into the Term Loan Credit Agreement, among the Company, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “Claire’s Stores Term Loan Agreement”), providing for $30.9 million aggregate principal amount, including $10.5 million of pay-in-kind interest, of Claire’s Stores Term Loans maturing on September 20, 2021. The Claire’s Stores Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Stores Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Stores Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Stores Term Loans are guaranteed on a senior basis by each of the Company’s present and future domestic subsidiaries, other than certain excluded subsidiaries (including CLSIP and CLSIP Holdings (as defined below)). The Claire’s Stores Term Loans are secured on a pari passu basis with the Senior Secured First Lien Notes (as defined below) and the U.S. Credit Facility (as defined below), subject to certain permitted liens, by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets securing the Company’s first-lien obligations other than certain collateral securing the ABL Credit Facility, as defined below (the “Notes Priority Collateral”) and (ii) a second-priority interest, junior to the liens on such other collateral securing the ABL Credit Facility (the “ABL Priority Collateral”). The Claire’s Stores Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

CLSIP Term Loan Agreement

On September 20, 2016, CLSIP entered into the Term Loan Credit Agreement, among CLSIP, CLSIP’s parent, CLSIP Holdings LLC, a newly formed Delaware limited liability company and a wholly-owned unrestricted subsidiary of the Company (“CLSIP Holdings”) and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “CLSIP Term Loan Agreement”), providing for $100.5 million aggregate principal amount, including $34.2 million of pay-in-kind interest, of CLSIP Term Loans maturing on September 20, 2021. The CLSIP Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the CLSIP Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold CLSIP Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The CLSIP Term Loans are guaranteed by CLSIP Holdings. Each of CLSIP and CLSIP Holdings are unrestricted subsidiaries under the Company’s other debt agreements. The CLSIP Term Loans are not guaranteed by the Company or any of its other subsidiaries. The CLSIP Term Loans will be secured by a first-priority lien on (x) substantially all assets of CLSIP, which will consist of CLSIP’s rights in certain intellectual property rights used by the Company and its subsidiaries in the conduct of their business and transferred to CLSIP immediately prior to the completion of the Exchange Offer (the “Transferred IP”) and CLSIP’s rights under the Transferred IP Agreement (as described below) and (y) all equity interests of CLSIP held by CLSIP Holdings (together with the Transferred IP, the “CLSIP Collateral”). The CLSIP Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

The Transferred IP consists of (a) an undivided 17.5% interest (the “US Claire’s Marks Ownership Interest”) in all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Claire’s ® brand, (ii) common law trademark rights in and to the Claire’s ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Claire’s Marks”); (b) all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Icing ® brand, (ii) common law trademark rights in and to the Icing ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Icing Marks”); (c) certain internet domain names that incorporate, correspond with or are otherwise related to the Claire’s ® and Icing ® brands (the “Domain Names”); and (d) a mobile application agreement pursuant to which the Claire’s ® mobile application is licensed from a third party (the “Mobile Application Agreement”).

In connection with the CLSIP Term Loans, on September 20, 2016, CLSIP entered into the Intellectual Property Agreement (the “Transferred IP Agreement”) with CBI Distributing Corp., a wholly owned subsidiary of the Company (“CBI”), the Company and certain of its other domestic subsidiaries (“Claire’s Parties”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

Claire’s Gibraltar Term Loan Agreement

On September 20, 2016, Claire’s Gibraltar entered into the Term Loan Credit Agreement, among Claire’s Gibraltar, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (the “Claire’s Gibraltar Term Loan Agreement”), providing for $46.4 million aggregate principal amount, including $15.8 million of pay-in-kind interest, of Claire’s Gibraltar Term Loans maturing on September 20, 2021. The Claire’s Gibraltar Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Gibraltar Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Gibraltar Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Gibraltar Term Loans are not guaranteed by the Company or any of its other subsidiaries and are unsecured. The Claire’s Gibraltar Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants and events of default.

Refinancing of U.S. Credit Facility

Concurrently with the Exchange Offer, we replaced our $115 million senior secured U.S. revolving credit facility with the ABL Credit Facility and the amended U.S. Credit Facility, in the aggregate principal amount of $75.0 million, and a $40.0 million Claire’s Gibraltar Credit Facility.

ABL Credit Facility

On September 20, 2016, the ABL Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders part thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “ABL Credit Facility”) became effective. The ABL Credit Facility matures on February 4, 2019 and provides for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility (as defined below).

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

All obligations under the ABL Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP and CLSIP Holdings, each as defined below).

All obligations under the ABL Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by (i) a first-priority security interest in the ABL Priority Collateral (as defined therein) and (ii) a second-priority security interest in the Notes Priority Collateral (as defined therein).

The ABL Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance.

As of January 28, 2017, we had $6.2 million of borrowings, together with the $4.7 million of letters of credit outstanding, which reduced the borrowing availability to $64.1 million.

U.S. Revolving Credit Facility

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

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, on a pari passu basis with the Claire’s Stores Term Loans and the Senior Secured First Lien Notes by (i) a first-priority lien on the Notes Priority Collateral (as defined therein) and (ii) a second-priority lien on the ABL Priority Collateral (as defined therein).

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

During Fiscal 2016, the Company recognized a $0.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility.

As of January 28, 2017, no borrowings were outstanding under the U.S. Credit Facility other than amounts outstanding under the ABL Credit Facility.

Claire’s Gibraltar Credit Facility

On September 20, 2016, the $40.0 million Credit Agreement, dated as of August 12, 2016, among Claire’s Gibraltar, the lenders party thereto and Credit Suisse AG, Cayman’s Islands Branch, as Administrative Agent (the “Claire’s Gibraltar Credit Facility”) became effective. The Claire’s Gibraltar Credit Facility provides for a $40.0 million term loan maturing February 4, 2019 (the proceeds of which were used to reduce outstanding amounts under the U.S. Credit Facility). Obligations under the Claire’s Gibraltar Credit Facility will be unsecured and not guaranteed by any subsidiary of Claire’s Gibraltar (or by Parent, the Company or any of the Company’s other subsidiaries).

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

Refinancing of Europe Credit Agreement

On January 5, 2017, Claire’s (Gibraltar) Intermediate Holdings Limited (“Claire’s Gibraltar Intermediate”), an indirect subsidiary of the Company, and certain subsidiaries of Claire’s Gibraltar Intermediate entered into a Credit Agreement (the “Europe Credit Agreement”) with Botticelli LLC, as administrative agent, Cortland Capital Market Services LLC, as collateral agent, and the lenders party thereto. The lenders are certain funds and accounts managed by Angelo, Gordon & Co., L.P.

The Europe Credit Agreement replaced that certain Amended and Restated Multicurrency Revolving Facility, dated as of September 20, 2016, among Claire’s Gibraltar Intermediate, the other borrower’s party thereto and HSBC Bank PLC, as lender, which Credit Facility terminated effective January 5, 2017.

The Europe Credit Agreement provides for a $50.0 million aggregate principal amount secured term loan that was made on January 5, 2017 and will mature on January 31, 2019. Interest accrues at 15% per annum during the first year (with 3% pay-in-kind) and 12% per annum during the second year. All obligations under the Europe Credit Agreement have been guaranteed by certain of Claire’s Gibraltar Intermediate’s existing direct and indirect wholly-owned subsidiaries, and secured by liens on the assets of Claire’s Gibraltar Intermediate, the other borrower and the guarantors party thereto (the “Loan Parties”) and by a pledge of the shares of Claire’s Gibraltar Intermediate, in each case, subject to certain exceptions and limitations.

The Europe Credit Agreement contains customary affirmative and negative covenants applicable to the Loan Parties, events of default and provisions relating to mandatory and voluntary payments. These covenants restrict the Loan Parties’ ability to incur indebtedness, grant liens and make investments, subject to the exceptions and conditions set forth therein. Claire’s Gibraltar Intermediate is also restricted from making foreign cash transfers to the Company and its subsidiaries, subject to compliance with a leverage ratio test and to certain exceptions. Additionally, the Loan Parties must maintain specified minimum balances of cash and cash equivalents, measured as of the last day of any fiscal month, specified minimum collateral values, measured as of the last day of any fiscal quarter, and specified levels of Consolidated Total Assets and EBITDA, measured as of the last day of any fiscal quarter. Neither the Company nor any of its U.S. subsidiaries are party to, or guarantors of, the Europe Credit Agreement.

During Fiscal 2016, the Company recognized a $1.0 million loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former Europe credit facility with the new Europe Credit Agreement.

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

We also issued 10.50% senior subordinated notes due 2017 (the “Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) in an initial aggregate principal amount of $335.0 million. As of January 28, 2017, an aggregate principal amount of $18.4 million Subordinated Notes remain outstanding. The Subordinated Notes are senior subordinated obligations, will mature on June 1, 2017 and bear interest at a rate of 10.50% per annum. Subsequent to January 28, 2017, we discharged in full our remaining obligations with respect to the Subordinated Notes.

8.875% Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of Second Lien Notes. As of January 28, 2017, an aggregate principal amount of $222.3 million Second Lien Notes remain outstanding. Interest on the Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011.

The Second Lien Notes are guaranteed on a second-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the ABL Credit Facility and U.S. Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure our and our subsidiary guarantors’ obligations under our first lien indebtedness.

The notes are also subject to certain redemption and repurchase rights as discussed in Note 6 – Debt in the Notes to Consolidated Financial Statements.

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

The 9.0% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries (excluding CLSIP and CLSIP Holdings). These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 9.0% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens and subject to the rights of the lenders under the ABL Credit Facility to the ABL Priority Collateral, by a first-priority lien on substantially all of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interest held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing our other first lien indebtedness (subject to the rights of the lenders under the ABL Credit Facility to the ABL Priority Collateral) and senior to those securing the Second Lien Notes.

The notes are also subject to certain redemption and repurchase rights as discussed in Note 6 – Debt in the Notes to Consolidated Financial Statements.

6.125% Senior Secured First Lien Notes

On March 15, 2013, we issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes” and collectively with the 9.0% Senior Secured First lien Notes, the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. Interest on the 6.125% Senior Secured First Lien Notes is payable semi-annually to holders of record at the close of business on March 1 and September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2013.

The 6.125% Senior Secured First Lien Notes are guaranteed on a first-priority senior secured basis by all of our existing and future direct or indirect wholly-owned domestic subsidiaries (excluding CLSIP and CLSIP Holdings). These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The 6.125% Senior Secured First Lien Notes and related guarantees are secured, subject to certain exceptions and permitted liens and subject to the rights of the lenders under the ABL Credit Facility to the ABL Priority Collateral, by a first-priority lien on substantially all of the assets of our material owned assets and the material owned assets of subsidiary guarantors, limited in the case of equity interests held by us or any subsidiary guarantor in a foreign subsidiary, to 100% of the non-voting equity interest and 65% of the voting equity interest of such foreign subsidiary held directly by us or a subsidiary guarantor. The liens rank equally with those securing our other first lien indebtedness (subject to the rights of the lenders under the ABL Credit Facility to the ABL Priority Collateral) and senior to those securing the Second Lien Notes.

The notes are also subject to certain redemption and repurchase rights as discussed in Note 6 – Debt in the Notes to Consolidated Financial Statements.

7.75% Senior Notes

On May 14, 2013, we issued $320.0 million aggregate principal amount of the Unsecured Notes. As of January 28, 2017, an aggregate principal amount of $216.7 million Unsecured Notes remain outstanding. The Unsecured Notes were issued at a price equal to 100.00% of the principal amount. Interest on the Unsecured Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013.

The Unsecured Notes are guaranteed by all of our existing and future direct or indirect wholly-owned domestic subsidiaries (excluding CLSIP and CLSIP Holdings). These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The Unsecured Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the Unsecured Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness, including the U.S. Credit Facility, the Senior Secured Second Lien Notes, and the First Lien Notes, to the extent of the value of assets securing such indebtedness.

The notes are also subject to certain redemption and repurchase rights as discussed in Note 6 – Debt in the Notes to Consolidated Financial Statements.

Debt Covenants

Our debt agreements also contain various covenants that limit our ability to engage in specified types of transactions. These covenants, subject to certain exceptions and other basket amounts, limit our and our subsidiaries’ ability to, among other things:

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

As of January 28, 2017, we were in compliance with the covenants in each of the Claire’s Stores Term Loan Agreement, the CLSIP Term Loan Agreement, the Claire’s Gibraltar Term Loan Agreement, the ABL Credit Facility, the U.S. Credit Facility, the Claire’s Gibraltar Credit Facility, the Europe Credit Facility, the Senior Subordinated Notes, the Second Lien Notes, the 9.0% Senior Secured First Lien Notes, the 6.125% Senior Secured First Lien Notes, and the Unsecured Notes.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $1.9 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of January 28, 2017, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

Long-Lived Assets Impairment

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets or asset groups. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ from those estimates, which could materially impact our impairment assessment. In connection with our Fiscal 2016 annual impairment testing, we recognized a non-cash impairment charge on long-lived assets of $3.3 million relating to our Europe reporting unit. In connection with our Fiscal 2015 annual impairment testing, we recognized a non-cash impairment charge on long-lived assets of $1.1 million relating to our Europe reporting unit. We did not recognize any impairment charges on long-lived assets during Fiscal 2014.

Goodwill Impairment

We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other. ASC Topic 350 has a two-step process for determining goodwill impairment. In accordance with ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), we have the option of performing a qualitative assessment before calculating the fair value of our reporting units or bypassing the qualitative assessment for any reporting unit for any period and proceeding directly to the first step of the two-step goodwill impairment test. If we determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. We opted to bypass the qualitative assessment and proceeded directly to the first step of the two-step goodwill impairment test. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess. We have two reporting units as defined under ASC Topic 350. These reporting units are our North America segment and our Europe segment.

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

In connection with our Fiscal 2016 annual impairment testing, we recognized a non-cash impairment charge on goodwill of $169.3 million relating to our Europe reporting unit. In addition, in connection with our Fiscal 2016 annual impairment testing, we noted our other reporting unit: North America had $987.5 million of goodwill as of October 29, 2016 and fair value in excess of its carrying value of net assets of approximately 9%. While the reporting unit passed the first step of the impairment test, if the reporting unit’s operating income or another valuation assumptions were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of this reporting unit, the estimated fair value could decline and lead to a goodwill impairment charge in the future. In Fiscal 2015, we recognized a non-cash impairment charge on goodwill of $125.0 million relating to our North America reporting unit. In Fiscal 2014, we recognized a non-cash impairment charge on goodwill of $123.2 million relating to our North America reporting unit.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. In connection with our Fiscal 2016 annual impairment testing, we recognized a non-cash impairment charge on intangible assets of $9.0 million relating to our tradenames. We recognized a non-cash impairment charge on intangible assets of $29.0 million and $12.0 million during Fiscal 2015 and Fiscal 2014, respectively.

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

During Fiscal 2016, we reported a decrease of $134.8 million in the valuation allowance against our U.S. deferred tax assets and a decrease of $2.1 million in the valuation allowance against our foreign deferred tax assets. The decrease in our U.S. valuation allowance was primarily related to tax attribute reduction from excludable cancellation of debt income generated by the Exchange Offer. During Fiscal 2015, we reported an increase of $33.9 million in the valuation allowance against our U.S. deferred tax assets and a decrease of $0.3 million in the valuation allowance against our foreign deferred tax assets. During Fiscal 2014, we reported an increase of $17.4 million in the valuation allowance against our U.S. deferred tax assets and an increase of $1.5 million in the valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we, or our landlord, terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease with respect to leasehold improvements or equipment located thereon. The following table sets forth our contractual obligations requiring the use of cash as of January 28, 2017:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year	2-3 years		4-5 years		More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,066.5	$18.4	$1,443.5	(2)	$604.6	(3)	$—
Capital lease obligation	35.2	2.5	5.1		5.3		22.3
Liabilities associated with unrecognized tax positions (4)
Unrecorded Contractual Obligations:
Operating lease obligations (5)	772.2	176.6	266.3		183.2		146.1
Interest (6)	414.5	170.3	219.9		24.3		—
Letters of credit	4.7	4.7	—		—		—

Total	$3,293.1	$372.5	$1,934.8		$817.4		$168.4

(1)	Represents debt expected to be paid and does not assume any note repurchases or prepayments.
(2)	Includes $1,125.0 million (excluding unamortized premium of $6.6 million) under our 9.0% Senior Secured First Lien Notes, $222.3 million under our 8.875% Senior Secured Second Lien Notes, $50.0 million Claire’s Gibraltar Intermediate secured term loan, $40.0 million Claire’s Gibraltar unsecured term loan and $6.2 million U.S. asset based lending credit facility.
(3)	Includes $210.0 million under our 6.125% Senior Secured First Lien Notes, $216.7 million under our 7.75% Senior Notes, $30.9 million under our 9% Claire’s Stores term loan, $100.5 million under our 9% CLSIP term loan and $46.4 million under our 9% Claire’s Gibraltar term loan.
(4)	As of January 28, 2017, we have recorded $8.0 million in liabilities associated with unrecognized tax positions, which are included in “Unfavorable lease obligations and other long-term liabilities” in the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(5)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.

(6)	Represents interest expected to be paid on our debt, does not include interest expense paid in kind and does not assume any note repurchases or prepayments. Projected interest on variable rate debt is calculated using the applicable interest rate at January 28, 2017.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2016 were 23%, 24%, 24% and 29%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

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

Interest Rates

As of January 28, 2017, we had fixed rate debt of $2,020.3 million and variable rate debt of $46.2 million. Based on our variable rate balance as of January 28, 2017, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.5 million.

We no longer have exposure to interest rate risk associated with derivative instruments.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency hedges. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. As of January 28, 2017, we maintained no foreign currency hedges. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $(2.6) million, $(11.5) million and $(36.6) million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2016, approximately 41% of our net sales were earned in currencies other than the USD, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of USD into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2016, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the weakening of the euro against the USD. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into USD, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item – 1A Risk Factors.”

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

General Market Risk

Our competitors include department stores, specialty stores, mass merchandisers, discount stores and other retail and internet channels. Our operations are impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on credit, consumer debt levels, consumption of consumer staples including food and energy, consumption of other goods, adverse weather conditions and other factors over which we have little or no control. The increase in costs of such staple items has reduced the amount of discretionary funds that consumers are willing and able to spend for other goods, including our merchandise. Should there be continued volatility in food and energy costs, recession in the United States and Europe, rising unemployment and continued declines in discretionary income, our revenue and margins could be significantly affected in the future. We cannot predict whether, when or the manner in which the economic conditions described above will change.

Item 8.	Financial Statements and Supplementary Data

Page No.
Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	54

Report of Independent Registered Public Accounting Firm – KPMG LLP	55

Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016	56

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	57

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	58

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	59

Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.

We have audited the accompanying consolidated balance sheet of Claire’s Stores, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 28, 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and subsidiaries as of January 28, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

April 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated balance sheet of Claire’s Stores, Inc. and its subsidiaries (the Company) as of January 30, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s deficit, and cash flows for each of the fiscal years in the two-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claire’s Stores, Inc. and its subsidiaries as of January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended January 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida

April 26, 2016

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2017	January 30, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,792	$18,871
Inventories	130,239	151,954
Prepaid expenses	14,642	15,676
Other current assets	25,270	26,254

Total current assets	225,943	212,755

Property and equipment:
Furniture, fixtures and equipment	218,804	245,954
Leasehold improvements	297,636	310,021

	516,440	555,975
Accumulated depreciation and amortization	(381,975)	(383,334)

	134,465	172,641

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(6,313)	(5,416)

	11,742	12,639

Goodwill	1,132,575	1,301,922
Intangible assets, net of accumulated amortization of $80,502 and $74,683, respectively	454,956	470,227
Other assets	40,525	43,371

	1,628,056	1,815,520

Total assets	$2,000,206	$2,213,555

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Revolving credit facilities, net	—	41,059
Current portion of long-term debt, net	18,405	—
Trade accounts payable	69,731	73,133
Income taxes payable	6,083	6,165
Accrued interest payable	53,266	67,984
Accrued expenses and other current liabilities	87,146	85,225

Total current liabilities	234,631	273,566

Long-term debt, net	2,118,653	2,351,072
Revolving credit facility, net	3,925	—
Obligation under capital lease	16,388	16,712
Deferred tax liability	99,255	103,309
Deferred rent expense	34,300	36,144
Unfavorable lease obligations and other long-term liabilities	10,376	12,996

	2,282,897	2,520,233

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,496	618,831
Accumulated other comprehensive loss, net of tax	(51,881)	(49,239)
Accumulated deficit	(1,095,937)	(1,149,836)

	(517,322)	(580,244)

Total liabilities and stockholder’s deficit	$2,000,206	$2,213,555

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Net sales	$1,311,316	$1,402,860	$1,494,251
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	682,828	734,067	767,459

Gross profit	628,488	668,793	726,792

Other expenses:
Selling, general and administrative	458,184	473,755	505,488
Depreciation and amortization	55,508	60,604	73,583
Impairment of assets	181,618	155,102	135,157
Severance and transaction-related costs	2,531	1,948	8,236
Other income, net	(5,635)	(8,055)	(7,132)

	692,206	683,354	715,332

Operating income (loss)	(63,718)	(14,561)	11,460
Gain on early debt extinguishment	315,653	—	—
Interest expense, net	200,187	219,816	217,179

Income (loss) before income tax expense (benefit)	51,748	(234,377)	(205,719)
Income tax expense (benefit)	(2,151)	2,058	6,259

Net income (loss)	$53,899	$(236,435)	$(211,978)

Net income (loss)	$53,899	$(236,435)	$(211,978)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	67	(3,423)	(7,400)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) of $9, $658 and $(726)	(2,709)	(8,118)	(29,189)

Other comprehensive loss	(2,642)	(11,541)	(36,589)

Comprehensive income (loss)	$51,257	$(247,976)	$(248,567)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss, net	Accumulated deficit	Total
Balance: February 1, 2014	100	$—	$619,499	$(1,109)	$(701,423)	$(83,033)
Net loss	—	—	—	—	(211,978)	(211,978)
Stock option benefit	—	—	(174)	—	—	(174)
Foreign currency translations adjustments	—	—	—	(7,400)	—	(7,400)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(29,189)	—	(29,189)

Balance: January 31, 2015	100	—	619,325	(37,698)	(913,401)	(331,774)
Net loss	—	—	—	—	(236,435)	(236,435)
Stock option benefit	—	—	(494)	—	—	(494)
Foreign currency translations adjustments	—	—	—	(3,423)	—	(3,423)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(8,118)	—	(8,118)

Balance: January 30, 2016	100	—	618,831	(49,239)	(1,149,836)	(580,244)
Net income	—	—	—	—	53,899	53,899
Stock option expense	—	—	115	—	—	115
Capital contribution from Parent	—	—	11,550	—	—	11,550
Foreign currency translations adjustments	—	—	—	67	—	67
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit)	—	—	—	(2,709)	—	(2,709)

Balance: January 28, 2017	100	$—	$630,496	$(51,881)	$(1,095,937)	$(517,322)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Cash flows from operating activities:
Net income (loss)	$53,899	$(236,435)	$(211,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,508	60,604	73,583
Impairment of assets	181,618	155,102	135,157
Amortization of lease rights and other assets	2,970	3,651	3,888
Amortization of debt issuance costs	8,066	8,281	8,025
Accretion of debt premium	(2,735)	(2,512)	(2,308)
Non-cash pay-in-kind interest expense	9,156	—	—
Net unfavorable accretion of lease obligations	(254)	(326)	(510)
Loss on sale/retirement of property and equipment, net	665	946	272
Gain on early debt extinguishment	(315,653)	—	—
(Gain) loss on sale of intangible assets/lease rights	(303)	(2,475)	277
Stock compensation expense (benefit)	115	(494)	(174)
(Increase) decrease in:
Inventories	19,457	(9,574)	23,124
Prepaid expenses	(1,050)	608	(1,220)
Other assets	331	(300)	(2,562)
Increase (decrease) in:
Trade accounts payable	(3,212)	5,409	(3,232)
Income taxes payable	(537)	823	(2,471)
Accrued interest payable	5,356	(15)	(543)
Accrued expenses and other liabilities	385	(3,164)	2,490
Deferred income taxes	(4,316)	(4,891)	(5,187)
Deferred rent expense	(1,546)	3,552	4,439

Net cash provided by (used in) operating activities	7,920	(21,210)	21,070

Cash flows from investing activities:
Acquisition of property and equipment	(16,268)	(27,588)	(48,415)
Acquisition of intangible assets/lease rights	(109)	(927)	(569)
Proceeds from sales of intangible assets/lease rights	303	2,614	—

Net cash used in investing activities	(16,074)	(25,901)	(48,984)

Cash flows from financing activities:
Proceeds from revolving credit facilities	162,278	314,690	311,180
Payments on revolving credit facilities	(158,278)	(272,490)	(311,180)
Proceeds from term note	50,000	—	—
Repurchase of notes	(6,987)	—	—
Payment of debt issuance costs	(14,977)	(441)	(684)
Principal payments of capital lease	(242)	(170)	(108)
Capital contribution from Parent	11,550	—	—

Net cash provided by (used in) financing activities:	43,344	41,589	(792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,731	(2,993)	(2,251)

Net increase (decrease) in cash and cash equivalents	36,921	(8,515)	(30,957)
Cash and cash equivalents, at beginning of period	18,871	27,386	58,343

Cash and cash equivalents, at end of period	55,792	18,871	27,386
Restricted cash, at end of period	—	—	2,029

Cash and cash equivalents and restricted cash, at end of period	$55,792	$18,871	$29,415

Supplemental disclosure of cash flow information:
Interest paid	$179,954	$213,907	$211,787
Income taxes paid	2,940	3,495	11,690
Non-cash investing activities:
Restricted cash in escrow	$—	$(2,029)	$2,497

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

Nature of Operations—Claire’s Stores, Inc., a Florida corporation, and subsidiaries (collectively the “Company”), is a leading retailer of value-priced fashion accessories targeted towards young women, teens, tweens and kids. The Company is organized into two segments: North America and Europe. The Company has company-operated stores throughout the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). In January 2014, we made a decision to close our China stores and closed all of our 17 company-operated stores in that country.

Acquisition of Claire’s Stores, Inc.—In May 2007, the Company was acquired by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (“Apollo Management,” and such funds and co-investment vehicles, the “Apollo Funds”), and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. (the “Acquisition”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 28, 2017 (“Fiscal 2016”), January 30, 2016 (“Fiscal 2015”) and January 31, 2015(“Fiscal 2014”), consisted of 52 weeks, respectively.

Use of Estimates—The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures regarding contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include, but are not limited to, the value of inventories, goodwill, intangible assets and other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, residual values and other items. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquidity in credit markets, volatility in each of the equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in those future periods when the changes occur.

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. At times, cash balances may exceed federally insured limits.

Inventories—Merchandise inventories in North America are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. Merchandise inventories in Europe are accounted for under the lower of cost or market method, with cost determined using the average cost method at an individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.

Prepaid Expenses – Prepaid expenses as of January 28, 2017 and January 30, 2016 included the following components (in thousands):

	January 28, 2017	January 30, 2016
Prepaid rent and occupancy	$12,870	$13,714
Prepaid insurance	467	360
Other	1,305	1,602

Total prepaid expenses	$14,642	$15,676

Other Current Assets—Other current assets as of January 28, 2017 and January 30, 2016 included the following components (in thousands):

	January 28, 2017	January 30, 2016
Credit card receivables	$6,013	$6,229
Franchise receivables	3,268	5,238
Store supplies	4,765	5,321
Income taxes receivable	3,826	3,604
Other	7,398	5,862

Total other current assets	$25,270	$26,254

Property and Equipment—Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the furniture, fixtures, and equipment, which range from five to ten years. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance and repair costs are charged to earnings while expenditures for major improvements are capitalized. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

Capital Leases—Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). On February 19, 2010, the Company sold its North America distribution center/office building (the “Property”) to a third party. The Company received net proceeds of $16.8 million from the sale of the Property. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two five year renewal periods, each at the option of the Company and (2) base rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Company has a $1.1 million letter of credit to secure lease payments for the Property.

Goodwill—As discussed in Note 1 – Nature of Operations and Acquisition of Claire’s Stores, Inc. above, the Company accounted for the acquisition of Claire’s Stores, Inc. as a business combination using the purchase method of accounting. At the date of acquisition, the Company allocated the purchase price to assets and liabilities based on estimated fair market values and the remaining $1.8 billion excess of cost over amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The goodwill is not deductible for tax purposes.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated, at the Company’s option, by first performing a qualitative assessment for any reporting unit for any period or by bypassing the qualitative assessment and proceeding directly to the first step of our two-step goodwill impairment test. If the Company determines, on the basis of qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than the carrying value amount, then performing the two-step impairment test would be unnecessary. The first step of the two-step goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step of the two-step goodwill impairment test involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. See Note 4 – Impairment Charges for results of impairment testing and Note 5 – Goodwill and Other Intangible Assets, respectively, for more details.

Intangible Assets – Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its Europe subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 4 – Impairment Charges for results of impairment testing and Note 5 – Goodwill and Other Intangible Assets, respectively, for more details.

Other Assets—Other assets as of January 28, 2017 and January 30, 2016 included the following components (in thousands):

	January 28, 2017	January 30, 2016
Initial direct costs of leases	$12,277	$13,045
Prepaid lease payments	4,266	5,243
Deferred tax assets, non-current	3,357	3,218
Other	20,625	21,865

Total other assets	$40,525	$43,371

The initial direct costs of leases and prepaid lease payments are amortized on a straight-line basis over the respective lease terms, typically ranging from four to 15 years.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the net book value of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or asset group. The fair value is estimated based on discounted future cash flows expected to result from the use and eventual disposition of the asset or asset group using a rate that reflects the operating segment’s average cost of capital. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell and are no longer depreciated. See Note 4 – Impairment Charges for results of impairment testing and Note 5 – Goodwill and Other Intangible Assets, respectively, for more details.

Accrued Expenses and Other Current Liabilities – Accrued expenses and other current liabilities as of January 28, 2017 and January 30, 2016 included the following components (in thousands):

	January 28, 2017	January 30, 2016
Compensation and benefits	$28,400	$26,669
Gift cards and certificates	21,315	22,929
Sales and local taxes	12,315	14,134
Store rent	1,588	2,059
Other	23,528	19,434

Total accrued expenses and other current liabilities	$87,146	$85,225

Revenue Recognition—The Company recognizes sales as the customer takes possession of the merchandise. The estimated liability for sales returns is based on the historical return levels, which is included in “Accrued expenses and other current liabilities.” The Company excludes sales taxes collected from customers from “Net sales” in its Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Cost of Sales—Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative expenses,” and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $13.1 million, $14.6 million and $11.7 million, for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Expenses—The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $9.4 million, $11.8 million and $13.9 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Rent Expense—The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 7 – Commitments and Contingencies.

Stock-Based Compensation—The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans.

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

Income Taxes—The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, the Company considers estimates of future taxable income.

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

Foreign Currency Translation—The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive loss, net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These foreign currency transaction losses (gains) were approximately $2.3 million, $(0.4) million and $(1.7) million, for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Comprehensive Income (Loss)—Comprehensive income (loss) represents a measure of all changes in shareholder’s deficit except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company’s total comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and gain (loss) on intra-entity foreign currency transactions. Amounts included in “Comprehensive income (loss)” are recorded net of income taxes.

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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

			Fair Value Measurements as of January 28, 2017 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)		Impairment Charges Fiscal 2016
Goodwill	$314,405		$—	$—	$145,058		$169,347
Intangible assets	$406,000	(2)	$—	$—	$397,000	(3)	$9,000
Long-lived assets	$52,737		$—	$—	$49,466		$3,271

(1)	See Note 4 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of tradenames relating to North America and Europe, $257,000 and $149,000, respectively.
(3)	Fair Value comprised of tradenames relating to North America and Europe, $253,000 and $144,000, respectively.

During Fiscal 2016, goodwill with a carrying value of $314.4 million was written down to its fair value of $145.1 million, resulting in an impairment charge of $169.3 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss).

During Fiscal 2016, tradenames with a carrying value of $406.0 million were written down to their fair value of $397.0 million, resulting in an impairment charge of $9.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss).

During Fiscal 2016, long-lived assets held and used with a carrying value of $52.7 million were written down to their fair value of $49.5 million, resulting in an impairment charge of $3.3 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss).

For goodwill, see Note 4 – Impairment Charges and Note 5 – Goodwill and Other Intangible Assets.

			Fair Value Measurements as of January 30, 2016 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)		Impairment Charges Fiscal 2015
Intangible assets	$435,069	(2)	$—	$—	$406,000	(3)	$29,069

(1)	See Note 4 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of tradenames relating to North America and Europe, $274,000 and $161,069, respectively.
(3)	Fair Value comprised of tradenames relating to North America and Europe, $257,000 and $149,000, respectively.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.09 billion as of January 28, 2017, compared to a carrying value of $2.15 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of January 30, 2016, compared to a carrying value of $2.37 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

Recent Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for inter-entity transfers of assets other than inventory by requiring the recognition of current and deferred income taxes resulting from an intra-entity transfer of such an asset when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

In August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update address how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect adoption of ASU 2016-15 to have a material impact on the Company’s cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which for the Company is the first quarter of fiscal 2017. The Company does not expect adoption of ASU 2016-09 to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We adopted ASU 2014-15 for the year ended January 28, 2017, and it does not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently do not plan to early adopt ASU 2014-09, and we have not determined which method to use when we adopt. We plan to have our preliminary assessment on the impact this guidance will have on our consolidated financial statements and related disclosures in early Fiscal 2017.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In connection with the Exchange offer consummated in September 2016, the Company extinguished debt with a carrying amount of $573.9 million, wrote-off accrued interest of $20.1 million that was forgiven in the debt exchanges, wrote-off unamortized debt issuance costs, including professional fees of $12.9 million, issued debt with a fair value at the time of the exchange of $177.9 million and recorded an adjustment to the carrying value of the remaining debt of $86.3 million representing all future interest payments on the Term Loans.

4. IMPAIRMENT CHARGES

The Company recorded non-cash impairment charges for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Goodwill	$169,347	$124,977	$123,157
Tradenames	9,000	29,069	12,000
Long-lived assets	3,271	1,056	—

Total impairment charges	$181,618	$155,102	$135,157

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

The Company’s principal definite-lived intangible assets include franchise agreements and lease rights which are subject to amortization and leases that existed at date of acquisition with terms that were favorable to market at that date. Definite-lived intangible assets and long-lived assets are tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable.

Declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances have adversely affected our Fiscal 2016 results of operations. Generally, the Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. However, during the third quarter of Fiscal 2016, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred. Accordingly, the Company performed its test for goodwill impairment following the two step process defined in ASC Topic 350. The first step in this process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

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

In Fiscal 2016, during testing under step 1, management determined the fair value of the Europe reporting unit was less than its carrying value. Accordingly, management performed step 2 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the Europe reporting unit was impaired by $169.3 million. This resulted in the Company recording a non-cash impairment charge of $169.3 million in Fiscal 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). We recognized an impairment charge for goodwill of $125.0 million and $123.2 million in Fiscal 2015 and Fiscal 2014, respectively.

The Company also performed similar impairment testing on its other indefinite lived intangible assets in Fiscal 2016, Fiscal 2015 and Fiscal 2014. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, royalty rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment.

In Fiscal 2016, the Company determined that the tradenames intangible assets in its Europe reporting unit and its North America reporting unit were impaired by $5.0 million and $4.0 million, respectively. This resulted in the Company recording a non-cash impairment charge of $9.0 million in Fiscal 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). We recognized an impairment charge for intangible assets of $29.0 million and $12.0 million in Fiscal 2015 and Fiscal 2014, respectively.

In Fiscal 2016, the Company determined that the leasehold improvements in its Europe reporting unit were impaired by $3.3 million. This resulted in the Company recording a non-cash impairment charge of $3.3 million in Fiscal 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). In Fiscal 2015, we recognized a $1.1 million impairment charge for long-lived assets and in Fiscal 2014, no impairment charge for intangible assets was recognized.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill during Fiscal 2016 and Fiscal 2015 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of January 28, 2017:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(428,134)	(286,347)	(714,481)

	$987,517	$145,058	$1,132,575

	North America	Europe	Total
Balance as of January 30, 2016:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(428,134)	(117,000)	(545,134)

	$987,517	$314,405	$1,301,922

The carrying amount and accumulated amortization of identifiable intangible assets as of January 28, 2017 and January 30, 2016 were (in thousands):

		January 28, 2017		January 30, 2016
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 8 to 15	$65,252	$(16,961)	$65,738	$(14,524)
Franchise agreements	4 to 9	40,738	(31,946)	40,738	(29,015)
Favorable lease obligations	10	30,827	(30,724)	30,827	(30,375)
Other	5	1,043	(871)	1,009	(769)

Total intangible assets subject to amortization		137,860	(80,502)	138,312	(74,683)
Indefinite-lived intangible assets:
Indefinite-lived tradenames		$396,998	$—	$405,998	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		397,598	—	406,598	—
Total intangible assets		$535,458	$(80,502)	$544,910	$(74,683)

(1)	Amounts include lease rights not currently subject to amortization of $28,114 and $31,849 as of January 28, 2017 and January 30, 2016, respectively.

For Fiscal 2016, Fiscal 2015 and Fiscal 2014, amortization expense of $5.7 million, $6.5 million and $7.5 million, respectively, was recognized by the Company. As discussed in Note 4 – Impairment Charges, the Company recognized impairment charges related to intangible assets of $9.0 million, $29.0 million and $12.0 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Intangible Asset Acquisitions (in 000’s)	Amortizable	Weighted Average Amortization Period for Amortizable Intangible Asset Acquisitions
Lease rights:
Fiscal 2016	$81	10.0
Fiscal 2015	687	10.0
Fiscal 2014	81	10.0
Other:
Fiscal 2016	36	5.0
Fiscal 2015	43	5.0
Fiscal 2014	94	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2016 was 8.5 years.

The remaining net amortization as of January 28, 2017 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2017	$5,157
2018	4,999
2019	4,936
2020	1,967
2021	1,784
Thereafter	10,403

Total	$29,246

6. DEBT

Debt as of January 28, 2017 and January 30, 2016 included the following components (in thousands):

	January 28, 2017	January 30, 2016
Current revolving credit facilities:
U.S. senior secured revolving credit facility due 2019	$—	$42,200
Unamortized debt issuance cost	—	(1,141)

Total current revolving credit facilities, net	$—	$41,059

Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$18,420	$—
Unamortized debt issuance cost	(15)	—

Total current portion of long-term debt, net	$18,405	$—

Long-term debt:
10.5% Senior subordinated notes due 2017	$—	$259,612
Claire’s Gibraltar unsecured term loan due 2019	40,000	—
Claire’s Gibraltar Intermediate secured term loan due 2019	50,000	—
9.0% Senior secured first lien notes due 2019 (1)	1,131,619	1,134,354
8.875% Senior secured second lien notes due 2019	222,300	450,000
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	216,742	320,000
9.0% Claire’s Stores term loan due 2021	30,933	—
9.0% CLSIP term loan due 2021	100,525	—
9.0% Claire’s Gibraltar term loans due 2021	46,394	—
Adjustment to carrying value	86,296	—
Unamortized debt issuance cost	(16,156)	(22,894)

Total long-term debt, net	$2,118,653	$2,351,072

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$6,200	$—
Unamortized debt issuance cost	(2,275)	—

Total revolving credit facility, net	$3,925	$—

Obligation under capital lease (including current portion)	$16,712	$16,954

(1)	Amount includes unamortized premium of $6,619 and $9,354 as of January 28, 2017 and January 30, 2016, respectively.

As of January 28, 2017, the Company’s capital lease obligation and debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2017	$2,453	$34,075
2018	2,502	16,599
2019	2,552	1,460,655
2020	2,603	444,504
2021	2,655	196,977
Thereafter	22,463	—

Total	35,228	$2,152,810

Imputed interest	(18,516)

Present value of minimum capital lease principal payments	16,712
Current portion	324

Long-term capital lease obligation	$16,388

The Company’s interest expense, net for Fiscal 2016, Fiscal 2015 and Fiscal 2014 included the following components (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
U.S. senior secured revolving credit facility due 2019	$3,949	$5,038	$3,368
Europe unsecured revolving credit facility due 2017	1,198	646	308
10.5% Senior subordinated notes due 2017	18,330	27,268	27,193
Claire’s Gibraltar unsecured term loan due 2019	738	—	—
Claire’s Gibraltar Intermediate secured term loan due 2019	383	—	—
9.0% Senior secured first lien notes due 2019	100,225	101,261	100,985
8.875% Senior secured second lien notes due 2019	31,911	39,948	39,838
6.125% Senior secured first lien notes due 2020	12,734	12,881	12,844
7.75% Senior notes due 2020	21,650	24,800	24,734
U.S. asset based lending credit facility due 2019	1,371	—	—
Capital lease obligation	2,173	2,179	2,203
Amortization of deferred debt issue costs	8,066	8,281	8,025
Accretion of debt premium	(2,735)	(2,512)	(2,308)
Other interest expense	222	57	25
Interest income	(28)	(31)	(36)

Interest expense, net	$200,187	$219,816	$217,179

Deferred Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), were $8.1 million, $8.3 million and $8.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Accrued interest payable as of January 28, 2017 and January 30, 2016 consisted of the following components (in thousands):

	January 28, 2017	January 30, 2016
U.S. senior secured revolving credit facility due 2019	$—	$254
Europe unsecured revolving credit facility due 2017	19	36
10.5% Senior subordinated notes due 2017	290	4,643
Claire’s Gibraltar unsecured term loan due 2019	197	—
Claire’s Gibraltar Intermediate secured term loan due 2019	383	—
9.0% Senior secured first lien notes due 2019	37,552	38,664
8.875% Senior secured second lien notes due 2019	7,205	15,251
6.125% Senior secured first lien notes due 2020	4,770	4,912
7.75% Senior notes due 2020	2,697	4,224
U.S. asset based lending credit facility due 2019	153	—

Total accrued interest payable	$53,266	$67,984

LONG-TERM DEBT

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“CLSIP”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“Claire’s Gibraltar” and together with the Company and CLSIP, the “Offerors”) completed an offer to exchange (the “Exchange Offer”) any and all of the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), (ii) 7.750% Senior Notes due 2020 (the “Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), except for Subordinated Notes held by Claire’s Inc., the parent of the Company (“Parent”), for (i) up to $40.0 million of Senior Secured Term Loans maturing 2021 of the Company (“Claire’s Stores Term Loans”), (ii) up to $130.0 million of Senior Secured Term Loans maturing 2021 of CLSIP (“CLSIP Term Loans”) and (iii) up to $60.0 million of Senior Term Loans maturing 2021 of Claire’s Gibraltar (“Claire’s Gibraltar Term Loans” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “Term Loans”).

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

Parent owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with Parent, the “Affiliated Holders”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “PIK Subordinated Notes”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent, and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “Affiliated Holder Exchange”). On September 20, 2016, the Offerors accepted from the Affiliated Holders approximately $58.7 million aggregate principal amount of Subordinated

Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

As part of the transaction, we recorded an adjustment to carrying value for the debt issued in the Exchange Offer. The adjustment to carrying value of debt represents the interest to be paid in cash on the Term Loans issued in the exchange through the maturity date of those Term Loans. This amount increased the Company’s carrying value of debt by $86.3 million. Such amount will be reduced in the future years as scheduled interest is paid on those Term Loans.

The following is a summary of our Exchange offer activity during Fiscal 2016 (in thousands). There were no exchange offer activities during Fiscal 2015 and Fiscal 2014.

Reduction in carrying value of debt exchange	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of unamortized debt issuance costs, plus professional fees incurred	(12,874)
Adjustment to carrying value of debt	(86,296)

$316,986

Exchange Offer Term Loan Agreements

Claire’s Stores Term Loan Agreement

On September 20, 2016, the Company entered into the Term Loan Credit Agreement, among the Company, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “Claire’s Stores Term Loan Agreement”), providing for $30.9 million aggregate principal amount, including $10.5 million of pay-in-kind interest, of Claire’s Stores Term Loans maturing on September 20, 2021. The Claire’s Stores Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Stores Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Stores Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Stores Term Loans are guaranteed on a senior basis by each of the Company’s present and future domestic subsidiaries, other than certain excluded subsidiaries (including CLSIP and CLSIP Holdings (as defined below)). The Claire’s Stores Term Loans are secured on a pari passu basis with the Senior Secured First Lien Notes (as defined below) and the U.S. Credit Facility (as defined below), subject to certain permitted liens, by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets securing the Company’s first-lien obligations other than certain collateral securing the ABL Credit Facility, as defined below (the “Notes Priority Collateral”) and (ii) a second-priority interest, junior to the liens on such other collateral securing the ABL Credit Facility (the “ABL Priority Collateral”). The Claire’s Stores Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants and events of default.

CLSIP Term Loan Agreement

On September 20, 2016, CLSIP entered into the Term Loan Credit Agreement, among CLSIP, CLSIP’s parent, CLSIP Holdings LLC, a newly formed Delaware limited liability company and a wholly-owned unrestricted subsidiary of the Company (“CLSIP Holdings”) and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “CLSIP Term Loan Agreement”), providing for $100.5 million aggregate principal amount, including $34.2 million of pay-in-kind interest, of CLSIP Term Loans maturing on September 20, 2021. The CLSIP Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the CLSIP Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold CLSIP Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The CLSIP Term Loans are guaranteed by CLSIP Holdings. Each of CLSIP and CLSIP Holdings are unrestricted subsidiaries under the Company’s other debt agreements. The CLSIP Term Loans are not guaranteed by the Company or any of its other subsidiaries.

The CLSIP Term Loans will be secured by a first-priority lien on (x) substantially all assets of CLSIP, which will consist of CLSIP’s rights in certain intellectual property rights used by the Company and its subsidiaries in the conduct of their business and transferred to CLSIP immediately prior to the completion of the Exchange Offer (the “Transferred IP”) and CLSIP’s rights under the Transferred IP Agreement (as described below) and (y) all equity interests of CLSIP held by CLSIP Holdings (together with the Transferred IP, the “CLSIP Collateral”). The CLSIP Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants and events of default.

The Transferred IP consists of (a) an undivided 17.5% interest (the “US Claire’s Marks Ownership Interest”) in all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Claire’s ® brand, (ii) common law trademark rights in and to the Claire’s ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Claire’s Marks”); (b) all (i) trademark registrations and applications for trademark registration issued by or filed with any federal government authority in the United States related to the Icing ® brand, (ii) common law trademark rights in and to the Icing ® brand in the United States, and (iii) the associated goodwill of the assets described in clauses (i) and (ii); in each case, whether in existence or later adopted, filed, or acquired (collectively, the “US Icing Marks”); (c) certain internet domain names that incorporate, correspond with or are otherwise related to the Claire’s ® and Icing ® brands (the “Domain Names”); and (d) a mobile application agreement pursuant to which the Claire’s ® mobile application is licensed from a third party (the “Mobile Application Agreement”).

In connection with the CLSIP Term Loans, on September 20, 2016, CLSIP entered into the Intellectual Property Agreement (the “Transferred IP Agreement”) with CBI Distributing Corp., a wholly owned subsidiary of the Company (“CBI”), the Company and certain of its other domestic subsidiaries (“Claire’s Parties”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

Claire’s Gibraltar Term Loan Agreement

On September 20, 2016, Claire’s Gibraltar entered into the Term Loan Credit Agreement, among Claire’s Gibraltar, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (the “Claire’s Gibraltar Term Loan Agreement”), providing for $46.4 million aggregate principal amount, including $15.8 million of pay-in-kind interest, of Claire’s Gibraltar Term Loans maturing on September 20, 2021. The Claire’s Gibraltar Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Gibraltar Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Gibraltar Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Gibraltar Term Loans are not guaranteed by the Company or any of its other subsidiaries and are unsecured. The Claire’s Gibraltar Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants and events of default.

Refinancing of U.S. Credit Facility

Concurrently with the Exchange Offer, we replaced our $115 million senior secured U.S. revolving credit facility with the ABL Credit Facility and the amended U.S. Credit Facility, in the aggregate principal amount of $75.0 million, and a $40.0 million Claire’s Gibraltar Credit Facility.

ABL Credit Facility

On September 20, 2016, the ABL Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders part thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “ABL Credit Facility”) became effective. The ABL Credit Facility matures on February 4, 2019 and provides for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility (as defined below).

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

All obligations under the ABL Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP and CLSIP Holdings, each as defined below).

All obligations under the ABL Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, by (i) a first-priority security interest in the ABL Priority Collateral (as defined therein) and (ii) a second-priority security interest in the Notes Priority Collateral (as defined therein).

The ABL Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance.

As of January 28, 2017, we had $6.2 million of borrowings, together with the $4.7 million of letters of credit outstanding, reduces the borrowing availability to $64.1 million.

U.S. Revolving Credit Facility

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

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, on a pari passu basis with the Claire’s Stores Term Loans and the Senior Secured First Lien Notes by (i) a first-priority lien on the Notes Priority Collateral (as defined therein) and (ii) a second-priority lien on the ABL Priority Collateral (as defined therein).

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding exceed $15 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of, for the fiscal quarters prior to the first fiscal quarter of 2018, 8.95:1.00, and for the fiscal quarters including and after the first fiscal quarter of 2018, 8.00:1.00, based upon the ratio of the Company’s net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

During Fiscal 2016, the Company recognized a $0.7 million loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility.

As of January 28, 2017, no borrowings were outstanding under the U.S. Credit Facility other than amounts outstanding under the ABL Credit Facility.

Claire’s Gibraltar Credit Facility

On September 20, 2016, the $40.0 million Credit Agreement, dated as of August 12, 2016, among Claire’s Gibraltar, the lenders party thereto and Credit Suisse AG, Cayman’s Islands Branch, as Administrative Agent (the “Claire’s Gibraltar Credit Facility”) became effective. The Claire’s Gibraltar Credit Facility provides for a $40.0 million term loan maturing February 4, 2019 (the proceeds of which were used to reduce outstanding amounts under the U.S. Credit Facility). Obligations under the Claire’s Gibraltar Credit Facility will be unsecured and not guaranteed by any subsidiary of Claire’s Gibraltar (or by Parent, the Company or any of the Company’s other subsidiaries).

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

Refinancing of Europe Credit Agreement

On January 5, 2017, Claire’s (Gibraltar) Intermediate Holdings Limited (“Claire’s Gibraltar Intermediate”), an indirect subsidiary of the Company, and certain subsidiaries of Claire’s Gibraltar Intermediate entered into a Credit Agreement (the “Europe Credit Agreement”) with Botticelli LLC, as administrative agent, Cortland Capital Market Services LLC, as collateral agent, and the lenders party thereto. The lenders are certain funds and accounts managed by Angelo, Gordon & Co., L.P.

The Europe Credit Agreement replaced that certain Amended and Restated Multicurrency Revolving Facility, dated as of September 20, 2016, among Claire’s Gibraltar Intermediate, the other borrower’s party thereto and HSBC Bank PLC, as lender, which Credit Facility terminated effective January 5, 2017.

The Europe Credit Agreement provides for a $50.0 million aggregate principal amount secured term loan that was made on January 5, 2017 and will mature on January 31, 2019. Interest accrues at 15% per annum during the first year (with 3% pay-in-kind) and 12% per annum during the second year. All obligations under the Europe Credit Agreement have been guaranteed by certain of Claire’s Gibraltar Intermediate’s existing direct and indirect wholly-owned subsidiaries, and secured by liens on the assets of Claire’s Gibraltar Intermediate, the other borrower and the guarantors party thereto (the “Loan Parties”) and by a pledge of the shares of Claire’s Gibraltar Intermediate, in each case, subject to certain exceptions and limitations.

The Europe Credit Agreement contains customary affirmative and negative covenants applicable to the Loan Parties, events of default and provisions relating to mandatory and voluntary payments. These covenants restrict the Loan Parties’ ability to incur indebtedness, grant liens and make investments, subject to the exceptions and conditions set forth therein. Claire’s Gibraltar Intermediate is also restricted from making foreign cash transfers to the Company and its subsidiaries, subject to compliance with a leverage ratio test and to certain exceptions. Additionally, the Loan Parties must maintain specified minimum balances of cash and cash equivalents, measured as of the last day of any fiscal month, specified minimum collateral values, measured as of the last day of any fiscal quarter, and specified levels of Consolidated Total Assets and EBITDA, measured as of the last day of any fiscal quarter. Neither the Company nor any of its U.S. subsidiaries are party to, or guarantors of, the Europe Credit Agreement.

During Fiscal 2016, the Company recognized a $1.0 million loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former Europe credit facility with the new Europe Credit Agreement.

10.50% Senior Subordinated Notes

In connection with the Transactions, the Company issued $335.0 million of 10.50% Senior Subordinated Notes due 2017 (the “Subordinated Notes”). As of January 28, 2017, an aggregate principal amount of $18.4 million Subordinated Notes remain outstanding. The Subordinated Notes are senior subordinated obligations of the Company and will mature on June 1, 2017. Interest is payable semi-annually at 10.50% per annum, which commenced on December 1, 2007. In March 2017, the Company discharged in full the Company’s remaining obligations with respect to the Subordinated Notes.

Each of the Company’s wholly-owned domestic subsidiaries that guarantee indebtedness under the ABL Credit Facility and U.S. Credit Facility jointly and severally irrevocably and unconditionally guarantee on a senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Company under the Senior Subordinated Notes, expenses, indemnification or otherwise. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X.

The Company may redeem the Subordinated Notes at its option, subject to certain notice provisions, at par, plus accrued and unpaid interest to the redemption date. (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Upon the occurrence of a change of control, each holder of the Subordinated Notes has the right to require the Company to repurchase all or any part of such holder’s Subordinated Notes, at a price in cash equal to 101% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest, if any.

8.875% Senior Secured Second Lien Notes

On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Second Lien Notes”). As of January 28, 2017, an aggregate principal amount of $222.3 million Second Lien Notes remain outstanding. Interest on the Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011.

The Second Lien Notes are guaranteed on a second-priority senior secured basis by all of the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries that guarantee the U.S. Credit Facility. The Second Lien Notes and related guarantees are secured by a second-priority lien on substantially all of the assets that secure the Company’s and its subsidiary guarantors’ obligations under the ABL Credit Facility and U.S. Credit Facility. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The Company may redeem the Second Lien Notes at its option, subject to certain notice provisions, at par, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Upon the occurrence of a change of control, each holder of the Second Lien Notes has the right to require the Company to repurchase all or any part of such holder’s Second Lien Notes, at a price in cash equal to 101% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest, if any.

9.0% Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount.

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

Period	Redemption Price
2017	102.250%
2018 and thereafter	100.000%

Upon the occurrence of a change of control, each holder of the 9.0% Senior Secured First Lien Notes has the right to require the Company to repurchase all or any part of such holder’s 9.0% Senior Secured First Lien Notes, at a price in cash equal to 101% of the principal amount of the 9.0% Senior Secured First Lien Notes redeemed plus accrued and unpaid interest, if any.

6.125% Senior Secured First Lien Notes

On March 15, 2013, the Company issued $210.0 million aggregate principal amount of 6.125% senior secured first lien notes that mature on March 15, 2020 (the “6.125% Senior Secured First Lien Notes”, and collectively with the 9.0% Senior Secured First Lien Notes, the “Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount.

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

Upon the occurrence of a change of control, each holder of the 6.125% Senior Secured First Lien Notes has the right to require the Company to repurchase all or any part of such holder’s 6.125% Senior Secured First Lien Notes, at a price in cash equal to 101% of the principal amount of the 6.125%% Senior Secured First Lien Notes redeemed plus accrued and unpaid interest, if any.

7.75% Senior Notes

On May 14, 2013, the Company issued $320.0 million aggregate principal amount of the 7.75% senior notes that mature on June 1, 2020 (the “Unsecured Notes”). The Unsecured Notes were issued at a price equal to 100.00% of the principal amount. As of January 28, 2017, an aggregate principal amount of $216.7 million Unsecured Notes remain outstanding.

Interest on the Unsecured Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013. The Unsecured Notes are guaranteed by all of the

Company’s existing and future direct or indirect wholly-owned domestic subsidiaries. These guarantees are full and unconditional as defined in Rule 3-10(h)(2) of Regulation S-X. The Unsecured Notes and related guarantees are unsecured and will: (i) rank equal in right of payment with all of our existing and future indebtedness, (ii) rank senior to any of our existing and future indebtedness that is expressly subordinated to the Unsecured Notes, and (iii) rank junior in priority to our obligations under all of our secured indebtedness to the extent of the value of assets securing such indebtedness.

On or after June 1, 2016, the Company may redeem the Unsecured Notes at its option, subject to certain notice provisions, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on June 1 of the years set forth below:

Period	Redemption Price
2017	101.938%
2018 and thereafter	100.000%

Upon the occurrence of a change of control, each holder of the Unsecured Notes has the right to require the Company to repurchase all or any part of such holder’s Unsecured Notes, at a price in cash equal to 101% of the principal amount of the Unsecured Notes redeemed plus accrued and unpaid interest, if any.

Note Repurchase

The following is a summary of the Company’s note repurchase activity during Fiscal 2016 (in thousands). The note repurchase in Fiscal 2016 was made in an open market transaction. There were no note repurchase activities during Fiscal 2015 or Fiscal 2014.

	Fiscal 2016
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
10.5% Senior subordinated notes due 2017 (the “Senior Subordinated Notes”)	$7,363	$6,995	$362

(1)	Net of deferred issuance cost write-offs of $6.

Gain on Early Debt Extinguishment

Exchange Offer	$316,986
Note repurchase	362
Write-off unamortized debt issuance costs	(1,695)

$315,653

Debt Covenants

The Company’s debt agreements contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict our ability and the ability of our subsidiaries to:

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

Certain of these covenants in the indentures governing the Senior Secured First Lien Notes, the Second Lien Notes, the Unsecured Notes and the Subordinated Notes (“Notes”), such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of the covenants under the Notes, however, require the Company to maintain any particular financial ratio or other measure of financial performance.

See Note 2 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $1.9 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of January 28, 2017, there was a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

7. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2030 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014 is set forth below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Minimum store rentals	$204,354	$215,633	$231,328
Store rentals based on net sales	1,829	1,828	1,912
Other rental expense	6,305	6,429	10,151

Total rental expense	$212,488	$223,890	$243,391

Minimum aggregate rental commitments as of January 28, 2017 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2017	$176,639
2018	143,710
2019	122,630
2020	102,719
2021	80,476
Thereafter	146,007

Total	$772,181

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $3.9 million and $4.6 million as of January 28, 2017 and January 30, 2016, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

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

Employment Agreements – The Company has employment agreements with several members of senior management. The agreements provide for minimum salary levels, performance bonuses, and severance payments.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax for Fiscal 2016, Fiscal 2015 and Fiscal 2014 (in thousands, net of tax):

	Foreign Currency Translation	Other (1)	Total
Balance as of February 1, 2014	$(6,841)	$5,732	$(1,109)
Foreign currency translation adjustment	(7,400)	—	(7,400)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $(726)	(29,189)	—	(29,189)

Balance as of January 31, 2015	(43,430)	5,732	(37,698)
Foreign currency translation adjustment	(3,423)	—	(3,423)
Net loss on intra-entity foreign currency transactions, net of tax (benefit) of $658	(8,118)	—	(8,118)

Balance as of January 30, 2016	(54,971)	5,732	(49,239)
Foreign currency translation adjustment	67	—	67
Net loss on intra-entity foreign currency transactions, net of tax expense (benefit) of $9	(2,709)	—	(2,709)

Balance as of January 28, 2017	$(57,613)	$5,732	$(51,881)

(1)	Represents other comprehensive income associated with expired derivative instruments.

There were no income tax effects on other comprehensive loss related to unrealized losses on foreign currency translation adjustments in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

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

The Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of January 28, 2017, 5,074,938 shares were available for future grants. The Board of Directors of Parent awarded certain employees and directors the opportunity to purchase common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock. With each share purchased, the employee or director was granted a buy-one-get-one option, (the “BOGO Option”) to purchase an additional share at an exercise price of $10.00 per share.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.1 million, $(0.5) million and $(0.2) million, respectively. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recorded reversals of stock compensation expense of $0.2 million, $0.9 million and $1.2 million, respectively. Related income tax expense of approximately $0.0 million, $0.2 million and $0.1 million were recognized in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Stock-based compensation is recorded in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Stock Options

During the period from May 29, 2007 through February 2, 2008, the Board of Directors of Parent approved the grant of a total of approximately 3,265,000 stock options under the Plan to certain employees of the Company. In addition, the Board approved approximately 1,850,000 stock options to certain senior executives. The stock options consist of a “Time Option” and “Performance Option” as those terms are defined in the standard form of the option grant letter. The stock options have an exercise price of $10.00 per share, the estimated fair market value of the underlying shares at the date of grant, and expire seven years after the date of grant. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant. Performance Options vest based on growth in the stock price between May 29, 2007 and specific quarterly measurement dates commencing with the last day of the eighth full fiscal quarter after May 29, 2007. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Board of Directors approved the grant of 1,432,100, 682,925 and 1,935,550, respectively, of similar stock options. The Company recognized stock-based compensation expense (benefit) of $0.1 million, $(0.5) million and $(0.2) million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, related to Time and Performance Options.

During the period from May 29, 2007 through February 2, 2008, the Board of Directors also granted approximately 970,000 BOGO options which are immediately exercisable and expire in seven years. The period from May 29, 2007 through February 2, 2008 included options to purchase an aggregate of 312,500 BOGO options granted outside of the Plan to certain senior executive officers and directors. During Fiscal 2016, Fiscal 2015, and Fiscal 2014, the Board of Directors granted 0, 0 and 364,000, respectively, BOGO options. The Company did not recognize any stock-based compensation expense during Fiscal 2016, Fiscal 2015 and Fiscal 2014, related to these options.

The following is a summary of activity in the Company’s stock option plan from January 30, 2016 through January 28, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 30, 2016	3,710,022	$9.43
Options granted	1,432,100	$1.26
Options exercised	—	—
Options forfeited	(1,053,535)	$9.02
Options expired	(963,525)	$9.91

Outstanding as of January 28, 2017	3,125,062	$5.67	4.7

Options vested and expected to vest as of January 28, 2017	2,904,640	$5.84	4.6

Exercisable at end of period	1,335,812	$8.20	3.6

The weighted average grant date fair value of options granted in Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.33, $0.51 and $0.04, respectively.

As of January 28, 2017, there was $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that are expected to be recognized over a weighted-average period of approximately 2.9 years.

For options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014, the fair value of each option was estimated on the date of grant using the Black-Scholes and Monte Carlo option pricing models with the following assumptions:

Time Options and BOGO Options (Black-Scholes)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	33.09%	34.79%	42.30%
Weighted average risk-free interest rate	1.10%	1.37%	0.99%
Range of risk-free interest rate	1.44% - 1.57%	1.14% - 1.63%	0.53% - 1.69%
Weighted average expected term (years)	4.15	4.47	3.44

Performance Options (Monte Carlo)	Fiscal 2016		Fiscal 2015		Fiscal 2014
Expected dividend yield	(a	)	(a	)	0.00%
Weighted average expected stock price volatility	(a	)	(a	)	53.18%
Weighted average risk-free interest rate	(a	)	(a	)	2.00%
Range of risk-free interest rate	(a	)	(a	)	1.80% - 2.00%
Weighted average expected term (years)	(a	)	(a	)	N/A

(a)	Not applicable as none were issued in Fiscal 2016 or 2015.

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

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

Time-Vested Restricted Stock Awards

On May 29, 2007, Parent issued 125,000 shares of restricted common stock to certain members of executive management of the Company, of which 12,500 shares were subsequently forfeited. As of January 28, 2017, the 112,500 fully-vested shares of restricted common stock were outstanding and the unearned stock-based compensation relating to these shares was $0.

10. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. In March 2009, the Company changed to an annual election of discretionary matching contributions. The Company elected not to make any matching contributions during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

11. INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were as follows (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
U.S.	$204,642	$(267,113)	$(261,478)
Foreign	(152,894)	32,736	55,759

Total income (loss) before income taxes	$51,748	$(234,377)	$(205,719)

The components of income tax expense (benefit) for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were as follows (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Federal:
Current	$(993)	$503	$—
Deferred	(1,215)	(5,907)	(5,099)

	(2,208)	(5,404)	(5,099)

State
Current	876	438	790
Deferred	70	412	655

	946	850	1,445

Foreign
Current	2,160	6,035	11,306
Deferred	(3,049)	577	(1,393)

	(889)	6,612	9,913

Total income tax (benefit) expense	$(2,151)	$2,058	$6,259

The provision for income taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
U.S. income taxes at statutory federal rate	35.0%	35.0%	35.0%
Earnings of foreign subsidiaries	120.9	(5.4)	(13.0)
Goodwill impairment	120.1	(18.7)	(21.0)
Deferred taxes	8.9	—	—
State and local income taxes, net of federal tax benefit	2.0	0.1	0.9
Other, net	0.2	(2.4)	(4.4)
Valuation allowance	(264.5)	(14.3)	(9.2)
Foreign rate differential	(23.0)	5.0	8.4
Change in accrual for estimated tax contingencies	(3.8)	(0.2)	0.3

	(4.2)%	(0.9)%	(3.0)%

In Fiscal 2016, the Company’s income tax benefit was $2.2 million and its effective income tax rate was (4.2)%, including income tax benefit of $136.8 million related to the effect of changes to its valuation allowance on deferred tax assets. Additionally, there was income tax expense of $62.2 million related to non-deductible goodwill impairment and income tax expense of $62.5 million on earnings of foreign subsidiaries. In Fiscal 2015, the Company’s income tax expense was $2.1 million and its effective income tax rate was (0.9)%, including income tax expense of $33.6 million related to the effect of changes to its valuation allowance on deferred tax assets. In Fiscal 2014, the Company’s income tax expense was $6.3 million and its effective income tax rate was (3.0)%, including income tax expense of $18.8 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rates for Fiscal 2016, Fiscal 2015 and Fiscal 2014 also differ from the statutory federal income tax rate of 35% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriations utilized to fund interest payments, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax liability as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Tax carryforwards	$37,736	$213,579
Debt related	43,345	—
Compensation and benefits	4,137	4,372
Deferred rent	7,041	7,344
Depreciation	10,495	6,842
Accrued expenses	5,210	4,416
Gift cards	988	2,603
Inventory	2,604	2,573

Total gross deferred tax assets	111,556	241,729
Valuation allowance	(86,852)	(223,697)

Total deferred tax assets, net	24,704	18,032

Deferred tax liabilities:
Tradename intangibles	96,712	100,200
Earnings from foreign subsidiaries	20,205	11,102
Debt related	—	2,386
Lease rights	3,517	4,218
Other	168	217

Total deferred tax liabilities	120,602	118,123

Net deferred tax liability	$(95,898)	$(100,091)

The deferred tax assets and deferred tax liabilities as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28, 2017	January 30, 2016
Non-current deferred tax assets	$3,357	$3,218
Non-current deferred tax liabilities, net of valuation allowance	(99,255)	(103,309)

Net deferred tax liability	$(95,898)	$(100,091)

The amount and expiration dates of net operating loss carryforwards as of January 28, 2017, are as follows (in thousands):

	Amount	Expiration Date
Non-U.S. net operating loss carryforwards	$12,241	2017 – 2034
Non-U.S. net operating loss carryforwards	10,707	Indefinite
State net operating loss carryforwards	14,788	2019 – 2037

Total	$37,736

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

In Fiscal 2016, the Company recorded a decrease of $134.8 million in valuation allowance against deferred tax assets in the U.S. The decrease in our U.S. valuation allowance was primarily related to tax attribute reduction from excludable cancellation of debt income generated by the Exchange Offer. In Fiscal 2015, the Company recorded an increase of $33.9 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2014, the Company recorded an increase of $17.4 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2016, Fiscal 2015 and Fiscal 2014 was a decrease of $136.8 million, an increase of $33.6 million and an increase of $18.8 million, respectively.

U.S. income taxes have been recognized on the balance of accumulated unremitted earnings of the Company’s foreign subsidiaries as of January 28, 2017 of $59.3 million, as these accumulated earnings are not considered to be reinvested indefinitely. For years prior to the year ended January 28, 2017, the Company had not provided U.S. income taxes on the balance of accumulated unremitted earnings of the foreign subsidiaries as these undistributed earnings were considered to be reinvested indefinitely. This change in assertion was due mainly to (i) certain effects of the Exchange Offer which triggered a deemed dividend distribution to be recognized for U.S. income tax purposes and (ii) certain additional deemed dividend recognition by virtue of Subpart F, specifically §956, of the Internal Revenue Code. Together, these factors caused a repatriation event of foreign earnings which had historically been considered to have been reinvested indefinitely. The Company recognized U.S. income tax expense of $62.5 million, $12.9 million and $26.7 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014 earnings, respectively, of its foreign subsidiaries. The Company expects that future earnings from its foreign subsidiaries will be repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Beginning balance	$9,566	$9,223	$9,820
Additions based on tax positions related to the current year	792	1,341	1,037
Statute expirations	(1,892)	(998)	(1,593)
Settlements	(470)	—	(41)

Ending balance	$7,996	$9,566	$9,223

The amount of unrecognized tax benefits as of January 28, 2017 of $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $2.2 million and $2.8 million for the payment of interest and penalties accrued as of January 28, 2017 and January 30, 2016, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recognized $(0.6) million, $0.2 million and $(0.1) million, respectively, in interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before Fiscal 2013, and with few exceptions, for state, and local, or non-U.S. income tax examinations for years before Fiscal 2008. We have also concluded tax examinations in our significant foreign tax jurisdictions including the France through Fiscal 2013, Austria through Fiscal 2010, United Kingdom through Fiscal 2008, Switzerland through Fiscal 2009, and Canada through Fiscal 2008.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12. RELATED PARTY TRANSACTIONS

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and Tri-Artisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“Tri-Artisan”). Under this management services agreement, Apollo Management and Tri-Artisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under this management services agreement, Apollo Management and Tri-Artisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and Tri-Artisan. Under this management services agreement, the Company also agreed to provide customary indemnification. During Fiscal 2016, the Tri-Artisan professionals responsible for the investment in the Company become employed by Cowen Group Inc. (“Cowen”) and are continuing to do business as TriArtisan Capital Advisors LLC (“TriArtisan”), an affiliate of Cowen. In connection with that transaction Tri-Artisan assigned its rights and obligations to the management services agreement to an affiliate of Cowen. Therefore the Company paid Apollo Management, Tri-Artisan, and the Cowen affiliate $3.4 million in Fiscal 2016. The Company paid Apollo Management and Tri-Artisan $3.1 million in each of Fiscal 2015 and Fiscal 2014 for fees and out-of-pocket expenses. These amounts are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. Except with respect to the Affiliated Holder Exchange, all of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture.

On September 20, 2016, pursuant to the Affiliated Holder Exchange, the Parent and affiliates exchanged all $58.7 million aggregate principal amount of Subordinated Notes, and all $183.6 million aggregate principal amount of PIK Subordinated Notes held by them for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans.

As of January 28, 2017 and January 30, 2016, Parent and affiliates held $60.6 million and $233.0 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $0.0 million and $4.0 million, respectively. Interest on the debt held as of January 28, 2017 is payable in kind. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $16.0 million, $23.0 million and $22.9 million, respectively. On June 1, 2016, the Company issued an additional $9.2 million aggregate principal amount of New PIK Subordinated Notes in payment of interest due June 1, 2016.

13. SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$299,647	$317,172	$312,041	$382,456	$1,311,316
Gross profit	141,294	146,489	145,208	195,497	628,488
Impairment of assets (a)	—	—	142,271	39,347	181,618
Severance and transaction related costs	1,573	125	205	628	2,531
Gain (loss) on early debt extinguishment (b)	—	—	317,323	(1,670)	315,653
Interest expense, net	55,079	55,623	47,101	42,384	200,187
Income tax (benefit) expense	(1,327)	1,188	(749)	(1,263)	(2,151)
Net income (loss)	(38,758)	(32,077)	150,578	(25,844)	53,899

(a)	Represents an impairment charge relating to goodwill, tradenames and long-lived assets. See Note 4 – Impairment Charges for detail of impairment charges.
(b)	Represents gain (loss) on early debt extinguishment primarily related to the Exchange Offer. See Note 6- Debt for details.

	Fiscal 2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$319,995	$347,587	$332,677	$402,601	$1,402,860
Gross profit	147,143	168,511	152,953	200,186	668,793
Impairment of assets (a)	—	—	—	155,102	155,102
Severance and transaction related costs	407	420	200	921	1,948
Interest expense, net	54,420	55,044	55,296	55,056	219,816
Income tax expense	22	2,519	1,675	(2,158)	2,058
Net loss	(35,418)	(18,869)	(35,939)	(146,209)	(236,435)

(a)	Represents an impairment charge relating to goodwill, tradenames and long-lived assets. See Note 4 – Impairment Charges for detail of impairment charges.

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

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales:
North America	$834,979	$876,976	$890,446
Europe	476,337	525,884	603,805

Total net sales	$1,311,316	$1,402,860	$1,494,251

Depreciation and amortization:
North America	$34,850	$38,115	$47,972
Europe	20,658	22,489	25,611

Total depreciation and amortization	$55,508	$60,604	$73,583

Segment operating income:
North America	$99,079	$109,970	$98,018
Europe	21,352	32,519	56,835

Total segment operating income	$120,431	$142,489	$154,853

Impairment of assets:
North America	$4,000	$141,977	$135,157
Europe	177,618	13,125	—

Total impairment charges	$181,618	$155,102	$135,157

Gain (loss) on early debt extinguishment:
North America	$316,654	$—	$—
Europe	(1,001)	—	—

Total gain on early debt extinguishment	$315,653	$—	$—

Interest expense, net:
North America	$197,329	$218,823	$216,799
Europe	2,858	993	380

Total interest expense, net	$200,187	$219,816	$217,179

Income (loss) before income taxes:
North America	$212,836	$(252,027)	$(257,380)
Europe	(161,088)	17,650	51,661

Total income (loss) before income taxes	$51,748	$(234,377)	$(205,719)

Income tax expense (benefit):
North America	$(1,235)	$(4,732)	$(3,448)
Europe	(916)	6,790	9,707

Total income tax expense (benefit)	$(2,151)	$2,058	$6,259

Net income (loss):
North America	$214,071	$(247,295)	$(253,933)
Europe	(160,172)	10,860	41,955

Net income (loss)	$53,899	$(236,435)	$(211,978)

Goodwill:
North America	$987,517	$987,517	$1,112,494
Europe	145,058	314,405	314,405

Total goodwill	$1,132,575	$1,301,922	$1,426,899

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Long-lived assets:
North America	$98,959	$123,126	$144,820
Europe	47,248	62,154	76,153

Total long lived assets	$146,207	$185,280	$220,973

Total assets:
North America	$1,458,292	$984,687	$1,145,278
Europe	541,914	1,228,868	1,281,050

Total assets	$2,000,206	$2,213,555	$2,426,328

Capital expenditures
North America	$10,390	$19,192	$35,827
Europe	5,987	9,323	13,157

Total capital expenditures	$16,377	$28,515	$48,984

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Total segment operating income	$120,431	$142,489	$154,853
Impairment of assets	181,618	155,102	135,157
Severance and transaction-related costs	2,531	1,948	8,236

Consolidated operating income (loss)	$(63,718)	$(14,561)	$11,460

Excluded from segment operating income are impairment charges of $181.6 million, $155.1 million and $135.2 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, segment operating income also excludes severance and transaction-related costs for North America of $1.6 million, $1.2 million and $3.4 million, respectively, and for Europe of $0.9 million, $0.7 million and $4.8 million, respectively.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry:
North America	32.2	31.7	31.0
Europe	13.4	13.5	16.5

	45.6	45.2	47.5

Accessories:
North America	31.0	30.1	27.9
Europe	23.4	24.7	24.6

	54.4	54.8	52.5

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2016	Fiscal 2015	Fiscal 2014
United Kingdom	13.0	13.4	13.8

France	8.6	8.9	10.4

	Percentage of Total Long-lived Assets
Long-lived Assets:	January 28, 2017	January 30, 2016
United Kingdom	7.0	6.8

France	6.2	5.7

15. SUPPLEMENTAL FINANCIAL INFORMATION

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 15 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions including CLSIP and CLSIP Holdings). As of January 28, 2017, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$3,005	$49,749	$—	$55,792
Inventories	—	74,307	55,932	—	130,239
Prepaid expenses	463	1,397	12,782	—	14,642
Other current assets	—	14,281	10,989	—	25,270

Total current assets	3,501	92,990	129,452	—	225,943

Property and equipment:
Furniture, fixtures and equipment	5,817	137,382	75,605	—	218,804
Leasehold improvements	1,315	183,910	112,411	—	297,636

	7,132	321,292	188,016	—	516,440
Accumulated depreciation and amortization	(5,121)	(244,158)	(132,696)	—	(381,975)

	2,011	77,134	55,320	—	134,465

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,313)	—	—	(6,313)

	—	11,742	—	—	11,742

Intercompany receivables	—	288,796	61,125	(349,921)	—
Investment in subsidiaries	1,541,321	(43,213)	—	(1,498,108)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,804	201,686	(84,634)	454,956
Other assets	1,066	4,342	35,117	—	40,525

	1,730,487	1,387,246	442,986	(1,932,663)	1,628,056

Total assets	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$18,405	$—	$—	$—	$18,405
Trade accounts payable	1,719	21,048	46,964	—	69,731
Income taxes payable	—	1,160	4,923	—	6,083
Accrued interest payable	52,667	—	599	—	53,266
Accrued expenses and other current liabilities	14,474	33,517	39,155	—	87,146

Total current liabilities	87,265	55,725	91,641	—	234,631

Intercompany payables	349,923	—	—	(349,923)	—
Long-term debt, net	1,812,208	149,302	157,143	—	2,118,653
Revolving credit facility, net	3,925	—	—	—	3,925
Obligation under capital lease	—	16,388	—	—	16,388
Deferred tax liability	—	93,554	5,701	—	99,255
Deferred rent expense	—	23,424	10,876	—	34,300
Unfavorable lease obligations and other long-term liabilities	—	10,373	3	—	10,376

	2,166,056	293,041	173,723	(349,923)	2,282,897

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,496	1,520,544	766,993	(2,287,537)	630,496
Accumulated other comprehensive income (loss), net of tax	(51,881)	(5,187)	(47,062)	52,249	(51,881)
Accumulated deficit	(1,095,937)	(295,378)	(357,539)	652,917	(1,095,937)

	(517,322)	1,220,346	362,394	(1,582,740)	(517,322)

Total liabilities and stockholder’s equity (deficit)	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

Condensed Consolidating Balance Sheet

January 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$3,394	$12,813	$—	$18,871
Inventories	—	94,014	57,940	—	151,954
Prepaid expenses	344	1,485	13,847	—	15,676
Other current assets	—	16,023	10,231	—	26,254

Total current assets	3,008	114,916	94,831	—	212,755

Property and equipment:
Furniture, fixtures and equipment	5,537	160,128	80,289	—	245,954
Leasehold improvements	1,315	191,085	117,621	—	310,021

	6,852	351,213	197,910	—	555,975
Accumulated depreciation and amortization	(4,455)	(252,181)	(126,698)	—	(383,334)

	2,397	99,032	71,212	—	172,641

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(5,416)	—	—	(5,416)

	—	12,639	—	—	12,639

Intercompany receivables	—	169,836	43,000	(212,836)	—
Investment in subsidiaries	1,836,079	(43,436)	—	(1,792,643)	—
Goodwill	—	987,517	314,405	—	1,301,922
Intangible assets, net	257,000	671	212,556	—	470,227
Other assets	486	3,507	39,378	—	43,371

	2,093,565	1,118,095	609,339	(2,005,479)	1,815,520

Total assets	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility, net	$41,059	$—	$—	$—	$41,059
Trade accounts payable	642	27,930	44,561	—	73,133
Income taxes payable	—	228	5,937	—	6,165
Accrued interest payable	67,948	—	36	—	67,984
Accrued expenses and other current liabilities	5,657	39,834	39,734	—	85,225

Total current liabilities	115,306	67,992	90,268	—	273,566

Intercompany payables	212,836	—	—	(212,836)	—
Long-term debt, net	2,351,072	—	—	—	2,351,072
Obligation under capital lease	—	16,712	—	—	16,712
Deferred tax liability	—	93,626	9,683	—	103,309
Deferred rent expense	—	24,815	11,329	—	36,144
Unfavorable lease obligations and other long-term liabilities	—	12,977	19	—	12,996

	2,563,908	148,130	21,031	(212,836)	2,520,233

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	618,831	1,435,909	797,656	(2,233,565)	618,831
Accumulated other comprehensive income (loss), net of tax	(49,239)	(7,390)	(41,341)	48,731	(49,239)
Accumulated deficit	(1,149,836)	(300,326)	(92,234)	392,560	(1,149,836)

	(580,244)	1,128,560	664,083	(1,792,643)	(580,244)

Total liabilities and stockholder’s equity (deficit)	$2,098,970	$1,344,682	$775,382	$(2,005,479)	$2,213,555

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$770,322	$540,994	$—	$1,311,316
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	12,035	385,327	285,466	—	682,828

Gross profit (deficit)	(12,035)	384,995	255,528	—	628,488

Other expenses:
Selling, general and administrative	21,962	236,678	199,544	—	458,184
Depreciation and amortization	966	31,559	22,983	—	55,508
Impairment of assets	4,000	—	177,618	—	181,618
Severance and transaction-related costs	1,476	92	963	—	2,531
Other (income) expense	(11,102)	1,995	3,472	—	(5,635)

	17,302	270,324	404,580	—	692,206

Operating income (loss)	(29,337)	114,671	(149,052)	—	(63,718)
Gain (loss) on early debt extinguishment	316,654	—	(1,001)	—	315,653
Interest expense, net	195,156	2,188	2,843	—	200,187

Income (loss) before income taxes	92,161	112,483	(152,896)	—	51,748
Income tax expense (benefit)	—	(1,262)	(889)	—	(2,151)

Income (loss) from continuing operations	92,161	113,745	(152,007)	—	53,899
Equity in earnings (loss) of subsidiaries	(38,262)	1,107	—	37,155	—

Net income (loss)	53,899	114,852	(152,007)	37,155	53,899
Foreign currency translation adjustments	67	983	(3,159)	2,176	67
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(2,709)	1,220	(2,562)	1,342	(2,709)

Other comprehensive income (loss)	(2,642)	2,203	(5,721)	3,518	(2,642)

Comprehensive income (loss)	$51,257	$117,055	$(157,728)	$40,673	$51,257

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$811,666	$591,194	$—	$1,402,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	990	418,361	314,716	—	734,067

Gross profit (deficit)	(990)	393,305	276,478	—	668,793

Other expenses:
Selling, general and administrative	14,436	249,007	210,312	—	473,755
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Severance and transaction-related costs	1,106	91	751	—	1,948
Other (income) expense	(4,881)	3,492	(6,666)	—	(8,055)

	28,550	412,035	242,769	—	683,354

Operating income (loss)	(29,540)	(18,730)	33,709	—	(14,561)
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	216,650	2,194	972	—	219,816

Income (loss) before income taxes	(246,190)	(20,924)	32,737	—	(234,377)
Income tax expense (benefit)	—	(4,555)	6,613	—	2,058

Income (loss) from continuing operations	(246,190)	(16,369)	26,124	—	(236,435)
Equity in earnings (loss) of subsidiaries	9,755	1,104	—	(10,859)	—

Net income (loss)	(236,435)	(15,265)	26,124	(10,859)	(236,435)
Foreign currency translation adjustments	(3,423)	(1,133)	1,346	(213)	(3,423)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(8,118)	(2,131)	(8,122)	10,253	(8,118)

Other comprehensive income (loss)	(11,541)	(3,264)	(6,776)	10,040	(11,541)

Comprehensive income (loss)	$(247,976)	$(18,529)	$19,348	$(819)	$(247,976)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$821,971	$672,280	$—	$1,494,251
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	752	423,502	343,205	—	767,459

Gross profit (deficit)	(752)	398,469	329,075	—	726,792

Other expenses:
Selling, general and administrative	15,594	254,711	235,183	—	505,488
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Severance and transaction-related costs	3,254	1	4,981	—	8,236
Other (income) expense	(9,171)	1,121	918	—	(7,132)

	24,054	418,332	272,946	—	715,332

Operating income (loss)	(24,806)	(19,863)	56,129	—	11,460
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	214,604	2,204	371	—	217,179

Income (loss) before income taxes	(239,410)	(22,067)	55,758	—	(205,719)
Income tax expense (benefit)	—	(3,654)	9,913	—	6,259

Income (loss) from continuing operations	(239,410)	(18,413)	45,845	—	(211,978)
Equity in earnings (loss) of subsidiaries	27,432	1,410	—	(28,842)	—

Net income (loss)	(211,978)	(17,003)	45,845	(28,842)	(211,978)
Foreign currency translation adjustments	(7,400)	(1,025)	(461)	1,486	(7,400)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(29,189)	(3,306)	(29,325)	32,631	(29,189)

Other comprehensive income (loss)	(36,589)	(4,331)	(29,786)	34,117	(36,589)

Comprehensive income (loss)	$(248,567)	$(21,334)	$16,059	$5,275	$(248,567)

Condensed Consolidating Statement of Cash Flows

Fiscal 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$53,899	$114,852	$(152,007)	$37,155	$53,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	38,262	(1,107)	—	(37,155)	—
Depreciation and amortization	966	31,559	22,983	—	55,508
Impairment of assets	4,000	—	177,618	—	181,618
Amortization of lease rights and other assets	—	—	2,970	—	2,970
Amortization of debt issuance costs	7,526	—	540	—	8,066
Accretion of debt premium	(2,735)	—	—	—	(2,735)
Non-cash in kind interest expense	9,156	—	—	—	9,156
Net accretion of favorable (unfavorable) lease obligations	—	(251)	(3)	—	(254)
Loss on sale/retirement of property and equipment, net	—	618	47	—	665
(Gain) loss on early debt extinguishment	(316,654)	—	1,001	—	(315,653)
Gain on sale of intangible assets/lease rights	—	—	(303)	—	(303)
Stock compensation benefit	79	—	36	—	115
(Increase) decrease in:
Inventories	—	19,707	(250)	—	19,457
Prepaid expenses	(119)	88	(1,019)	—	(1,050)
Other assets	(1,286)	1,479	138	—	331
Increase (decrease) in:
Trade accounts payable	1,078	(7,016)	2,726	—	(3,212)
Income taxes payable	—	1,219	(1,756)	—	(537)
Accrued interest payable	4,784	—	572	—	5,356
Accrued expenses and other liabilities	7,949	(8,417)	853	—	385
Deferred income taxes	—	(1,145)	(3,171)	—	(4,316)
Deferred rent expense	—	(1,391)	(155)	—	(1,546)

Net cash (used in) provided by operating activities	(193,095)	150,195	50,820	—	7,920

Cash flows from investing activities:
Acquisition of property and equipment, net	(580)	(8,935)	(6,753)	—	(16,268)
Acquisition of intangible assets/lease rights	—	(32)	(77)	—	(109)
Proceeds from sale of intangible assets/lease rights	—	—	303	—	303

Net cash used in investing activities	(580)	(8,967)	(6,527)	—	(16,074)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	94,278	—	162,278
Payments on revolving credit facilities	(64,000)	—	(94,278)	—	(158,278)
Proceeds from term note	—	—	50,000	—	50,000
Repurchases of notes, including tender premiums and fees	(6,987)	—	—	—	(6,987)
Payment of debt issuance costs	(12,188)	—	(2,789)	—	(14,977)
Principal payments of capital lease	—	(242)	—	—	(242)
Capital contribution received from parent	11,550	—	—	—	11,550
Intercompany activity, net	197,674	(144,461)	(53,213)	—	—

Net cash provided by (used in) financing activities	194,049	(144,703)	(6,002)	—	43,344

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,086	(1,355)	—	1,731

Net (decrease) increase in cash and cash equivalents	374	(389)	36,936	—	36,921
Cash and cash equivalents at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents at end of period	$3,038	$3,005	$49,749	$—	$55,792

Condensed Consolidating Statement of Cash Flows

Fiscal 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(236,435)	$(15,265)	$26,124	$(10,859)	$(236,435)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,755)	(1,104)	—	10,859	—
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Amortization of lease rights and other assets	—	—	3,651	—	3,651
Amortization of debt issuance costs	7,967	—	314	—	8,281
Accretion of debt premium	(2,512)	—	—	—	(2,512)
Net accretion of favorable (unfavorable) lease obligations	—	(316)	(10)	—	(326)
Loss on sale/retirement of property and equipment, net	2	931	13	—	946
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	(2,475)	—	(2,475)
Stock compensation benefit	(477)	—	(17)	—	(494)
(Increase) decrease in:
Inventories	—	(11,065)	1,491	—	(9,574)
Prepaid expenses	204	335	69	—	608
Other assets	(34)	1,300	(1,566)	—	(300)
Increase (decrease) in:
Trade accounts payable	(743)	854	5,298	—	5,409
Income taxes payable	—	(173)	996	—	823
Accrued interest payable	183	—	(198)	—	(15)
Accrued expenses and other liabilities	(991)	1,715	(3,888)	—	(3,164)
Deferred income taxes	—	(5,495)	604	—	(4,891)
Deferred rent expense	—	(72)	3,624	—	3,552

Net cash (used in) provided by operating activities	(224,702)	131,090	72,402	—	(21,210)

Cash flows from investing activities:
Acquisition of property and equipment, net	(957)	(16,291)	(10,340)	—	(27,588)
Acquisition of intangible assets/lease rights	—	(43)	(884)	—	(927)
Proceeds from sale of intangible assets/lease rights	—	—	2,614	—	2,614

Net cash used in investing activities	(957)	(16,334)	(8,610)	—	(25,901)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	158,390	—	314,690
Payments on revolving credit facilities	(114,100)	—	(158,390)	—	(272,490)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(306)	—	(135)	—	(441)
Principal payments of capital lease	—	(170)	—	—	(170)
Intercompany activity, net	182,949	(110,429)	(72,520)	—	—

Net cash provided by (used in) financing activities	224,843	(110,599)	(72,655)	—	41,589

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(4,772)	1,779	—	(2,993)

Net (decrease) increase in cash and cash equivalents	(816)	(615)	(7,084)	—	(8,515)
Cash and cash equivalents at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents at end of period	$2,664	$3,394	$12,813	$—	$18,871

Condensed Consolidating Statement of Cash Flows

Fiscal 2014

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(211,978)	$(17,003)	$45,845	$(28,842)	$(211,978)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(27,432)	(1,410)	—	28,842	—
Depreciation and amortization	2,377	39,342	31,864	—	73,583
Impairment of assets	12,000	123,157	—	—	135,157
Amortization of lease rights and other assets	—	—	3,888	—	3,888
Amortization of debt issuance costs	7,950	—	75	—	8,025
Accretion of debt premium	(2,308)	—	—	—	(2,308)
Net accretion of favorable (unfavorable) lease obligations	—	(478)	(32)	—	(510)
Loss on sale/retirement of property and equipment, net	52	214	6	—	272
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	277	—	277
Stock compensation benefit	(571)	175	222	—	(174)
(Increase) decrease in:
Inventories	—	17,343	5,781	—	23,124
Prepaid expenses	(105)	203	(1,318)	—	(1,220)
Other assets	264	(2,655)	(171)	—	(2,562)
Increase (decrease) in:
Trade accounts payable	(9,245)	(94)	6,107	—	(3,232)
Income taxes payable	—	74	(2,545)	—	(2,471)
Accrued interest payable	(572)	—	29	—	(543)
Accrued expenses and other liabilities	(757)	983	2,264	—	2,490
Deferred income taxes	—	(3,809)	(1,378)	—	(5,187)
Deferred rent expense	—	4,278	161	—	4,439

Net cash (used in) provided by operating activities	(230,325)	160,320	91,075	—	21,070

Cash flows from investing activities:
Acquisition of property and equipment, net	(956)	(29,597)	(17,862)	—	(48,415)
Acquisition of intangible assets/lease rights	—	(94)	(475)	—	(569)
Proceeds from sale of intangible assets/lease rights	—	—	—	—	—

Net cash used in investing activities	(956)	(29,691)	(18,337)	—	(48,984)

Cash flows from financing activities:
Proceeds from revolving credit facilities	271,000	—	40,180	—	311,180
Payments on revolving credit facilities	(271,000)	—	(40,180)	—	(311,180)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(165)	—	(519)	—	(684)
Principal payments of capital lease	—	(108)	—	—	(108)
Intercompany activity, net	225,015	(123,728)	(101,287)	—	—

Net cash provided by (used in) financing activities	224,850	(123,836)	(101,806)	—	(792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(6,839)	4,588	—	(2,251)

Net (decrease) increase in cash and cash equivalents	(6,431)	(46)	(24,480)	—	(30,957)
Cash and cash equivalents at beginning of period	9,911	4,055	44,377	—	58,343

Cash and cash equivalents at end of period	3,480	4,009	19,897	—	27,386
Restricted cash, at end of period	—	—	2,029	—	2,029

Cash and cash equivalents and restricted cash at end of period	$3,480	$4,009	$21,926	$—	$29,415

16. SUBSEQUENT EVENT

In March 2017, the Company discharged all obligations with respect to the Company’s remaining outstanding 10.50% Senior Subordinated Notes due 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of January 28, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d-15(f) -under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2017.

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

None.

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2016.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

1.	Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	54

Report of Independent Registered Public Accounting Firm – KPMG LLP	55

Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016	56

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	57

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ending January 28, 2017, January 30, 2016 and January 31, 2015	58

Consolidated Statements of Cash Flows for the fiscal years ending January 28, 2017, January 30, 2016, and January 31, 2015	59

Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc. (1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

4.1	Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 29, 2007, by and among Claire’s Stores, Inc., the guarantors listed on Exhibit A thereto and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture, dated as of May 29, 2007, between Bauble Acquisition Sub, Inc. and The Bank of New York, as Trustee (1)

4.3	Form of 10.50% Senior Subordinated Notes due 2017 (1)

4.4	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.5	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.6	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.4 hereto) (4)

4.7	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.8	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

4.9	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.7 hereto) (6)

4.10	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

4.11	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (9)

4.12	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

4.13	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.12 hereto) (10)

4.14	Indenture, dated as of May 14, 2013, by and between Claire’ Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (11)

4.15	Form of 7.750% Senior Note due 2020 (included in the indenture filed as Exhibit 4.14 hereto (11)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (3)

10.4	Guarantee and Collateral Agreement, dated and effective as of May 29, 2007, among Bauble Holdings Corp., Bauble Acquisition Sub, Inc., and Credit Suisse, dated as of May 29, 2007 (2)

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (2)

10.6	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (4)

10.7	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (4)

10.8	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (4)

10.9	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (5)

10.10	Standard Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (5)

10.11	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (6)

10.12	Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (6)

10.13	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (6)

10.14	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (6)

10.15	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (6)

10.16	Standard Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (8)

10.17	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (10)

10.18	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (10)

10.19	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (10)

10.20	Joinder Agreement No. 2, dated as of March 15, 2013, by and among The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (10)

10.21	Employment Agreement dated as of May 5, 2016 between Claire’s Stores, Inc. and Ron Marshall (12)

10.22	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investors named therein (13)

10.23	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investor named therein (13)

10.24	Offer Letter from Claire’s Stores, Inc., to Scott Huckins dated September 2, 2016 (15)

10.25	Amended and Restated Multicurrency Revolving Facility Agreement dated as of September 20, 2016, among Claire’s (Gibraltar) Intermediate Holdings Limited, HSBC Bank PLC and other parties named therein (16)

10.26	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s Stores Inc., the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (16)

10.27	Guarantee and Collateral Agreement, dated September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (16)

10.28	Term Loan Credit Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (16)

10.29	Guarantee and Collateral Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (16)

10.30	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s (Gibraltar) Holdings Limited, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (16)

10.31	Intellectual Property Assignment Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CBI Distributing Corp. and CLSIP Holdings LLC (23)

10.32	Intellectual Property Assignment Agreement, dated September 20, 2016, among CLSIP Holdings LLC and CLSIP LLC (23)

10.33	Intellectual Property Agreement, dated September 20, 2016, among CLSIP LLC, CBI Distributing Corp., Claire’s Stores, Inc. and the other parties named therein (16)

10.34	Exchange Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CLSIP LLC, Claire’s (Gibraltar) Holdings Limited, Claire’s Inc. and the funds managed by affiliates of Apollo Global Management, LLC named therein (16)

10.35	Second Amended and Restated Credit Facility, dated as of August 12, 2016 and effective September 30, 2016, among Claire’s Stores, Inc. and the lenders named therein (16)

10.36	Amended and Restated Guarantee and Collateral Agreement, dated as of August 12, 2016 and effective September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (16)

10.37	Credit Facility, dated as of August 12, 2016, among Claire’s (Gibraltar) Holdings Limited, the lenders named therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (16)

10.38	ABL Credit Facility, dated as of August 12, 2016, among Claire’s Stores, Inc., Claire’s Inc. and the lenders named therein (16)

10.39	Guarantee and Collateral Agreement, dated as of August 12, 2016 and effective September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (16)

10.40	Intercreditor Agreement, dated September 20, 2016, among Credit Suisse AG, Cayman Islands Branch, as ABL Credit Facility Agent, and the other collateral agents party thereto (16)

10.41	Credit Agreement, dated January 5, 2017, by and among Botticelli LLC, as administrative agent, Cortland Capital Market Services LLC, as collateral agent, the lenders party thereto, Claire’s (Gibraltar) Intermediate Holdings Limited and the other borrower and the guarantors party thereto (17)

16.1	Letter from KPMG to the Securities Exchange Commission dated August 5, 2016 (14)

21.1	Subsidiaries of Claire’s Stores, Inc. (18)

24	Power of Attorney (included on signature page) (18)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (18)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (18)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No.333-148108) by the Company on December 17, 2007.
(2)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(3)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(4)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(5)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(6)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(7)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(8)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(9)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(10)	Filed previously as exhibits to Form 8-K on March 19, 2013.
(11)	Filed previously as exhibit to Form 8-K on May 16, 2013.
(12)	Filed previously as exhibits to Form 8-K on May 5, 2016.
(13)	Filed previously as exhibits to Form 8-K on May 5, 2016.
(14)	Filed previously as exhibits to Form 8-K on August 5, 2016.
(15)	Filed previously as exhibits to Form 8-K on September 9, 2016.
(16)	Filed previously as exhibits to Form 8-K on September 26, 2016.
(17)	Filed previously as exhibits to Form 8-K on January 10, 2017.
(18)	Filed herewith.
(19)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 14, 2017	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

April 14, 2017	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)

POWER OF ATTORNEY

We, the undersigned, hereby constitute Scott Huckins and Blaine Robinson, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2017	/s/ Lance Milken
Lance Milken, Chairman of the Board of Directors

April 14, 2017	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer and Director

April 14, 2017	/s/ Antoine Munfakh
Antoine Munfakh, Director

April 14, 2017	/s/ Sally Pofcher
Sally Pofcher, Director

April 14, 2017	/s/ Robert J. DiNicola
Robert J. DiNicola, Director

April 14, 2017	/s/ Rohit Manocha
Rohit Manocha, Director

April 14, 2017	/s/ Michael D’Appolonia
Michael D’Appolonia, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

21.1	Claire’s Stores, Inc. Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document