Form 10-K/A
period 2017-01-28
CLAIRES STORES INC
filed 2017-05-23
CIK 34115

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero. The registrant is a privately held corporation.

As of May 1, 2017, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2017, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 14, 2017.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. We refer to Claire’s Inc. as “Parent” or “Claire’s.”

In this Amendment, we refer to our fiscal year ended January 28, 2017 as Fiscal 2016 or FY 2016, our fiscal year ended January 30, 2016 as Fiscal 2015 or FY 2015, and our fiscal year ended January 31, 2015 as Fiscal 2014 or FY 2014.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Ron Marshall	63	Chief Executive Officer and Director
Scott Huckins	50	Executive Vice President and Chief Financial Officer
Lance A. Milken	41	Non-Executive Chairman of our Board of Directors
Michael R. D’Appolonia	68	Director
Robert J. DiNicola	69	Director
Rohit Manocha	58	Director
Antoine G. Munfakh	34	Director
Sally Pofcher	49	Director

Ron Marshall was appointed as Chief Executive Officer in May 2016. Mr. Marshall became a member of the Company’s Board of Directors in December 2007. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, a supermarket store chain, from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company, a U.S. wholesale food distributor, and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., a supermarket store chain, Dart Group Corporation, owner of retail discount stores, Barnes & Noble Bookstores, Inc., NBI’s The Office Place, an office supplies retailer, and Jack Eckerd Corporation, a drug store chain. Mr. Marshall has also been a principal of Wildridge Capital Management, an investment and advisory brokerage firm, since 2006. Mr. Marshall is a certified public accountant. In light of Mr. Marshall’s position as Chief Executive Officer, the board believes it is appropriate that he serve as a director.

Scott Huckins was appointed as Executive Vice President and Chief Financial Officer in October 2016. Mr. Huckins served as Vice President and Corporate Treasurer of Sears Holdings Corporation from June 2012 through September 2016. From February 2010 to May 2012, Mr. Huckins was Vice President and Treasurer of RSC Holdings, Inc. Mr. Huckins served as Principal of Pioneer Advisors from September 2008 to January 2010. From February 2001 to September 2008, Mr. Huckins served in various roles at Koch Industries, Inc. and affiliated companies, including serving as President and Chief Executive Officer of Koch Financial Products, LLC, Chief Financial Officer of Koch’s Capital Markets Division, Corporate Treasurer of Koch, and Chief Financial Officer of a wholly-owned Koch Portfolio Company. Prior to Koch, Mr. Huckins served as Vice President of Capital Markets and Director of Strategic Planning at FINOVA Capital Corporation from June 1994 to January 2001 where he focused on asset securitizations. Mr. Huckins has a B.S. in Finance from Arizona State University and a MBA from Northwestern University’s J.L. Kellogg Graduate School of Management.

Lance A. Milken became a member of the Company’s Board of Directors in May 2007. Mr. Milken became Chairman of the Company’s Board of Directors and Chairman of the Audit and Compensation Committee in June 2016. Mr. Milken is a senior partner of Apollo, having joined in 1998. Mr. Milken serves as a director of CEC Entertainment, Inc., and has previously served as a director of CKE Restaurants, Inc. (“CKE”) from July 2010 until December 2013. Mr. Milken is also a member of the Milken Institute and Brentwood School board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.

Michael R. D’Appolonia became a member of the Company’s Board of Directors in June 2016. From 2013 until his retirement in 2016, Mr. D’Appolonia served as a Principal at DeNovo Perspectives, LLC, a professional services firm providing advisory and executive management services to clients in a broad range of industries. Mr. D’Appolonia previously served as the President and Chief Executive Officer of Kinetic Systems, Inc., a global provider of process and mechanical solutions to the electronics, solar and biopharmaceutical industries from 2006 until September 2010. From 2002 through 2006, Mr. D’Appolonia was President of Nightingale & Associates, LLC, a global management consulting firm. He has provided financial advisory and executive officer services to a number of companies, including Murray’s Discount Auto Stores, Inc., McCulloch Corporation, Halston Borghese, Inc., and Simmons Upholstered Furniture, Inc. Mr. D’Appolonia’s recent public company board of director experience includes Exide Technologies (2004-2015), Westmoreland Coal Company (2008 - 2013) and The Washington Group (2001-2007). In addition to his experience with public companies, Mr. D’Appolonia previously served as a member of the board of directors of private companies including Kinetic Systems, Inc., Moll Industries, Inc., SHC, Inc., and Mobile Technologies Inc. In light of our ownership structure and Mr. D’Appolonia’s knowledge of the competitive opportunities facing the Company gained through his executive leadership and management experience, the board believes it is appropriate for Mr. D’Appolonia to serve as a director of the Company.

Robert J. DiNicola became a Member of the Company’s Board of Directors following the consummation of the Merger. Mr. DiNicola is currently the Chief Executive Officer of DCG, a retail consulting firm located in Seattle, Washington. From July 2010 until December 2013 Mr. DiNicola served as a Director of CKE. From February 2006 until May 2008, Mr. DiNicola served as Chairman and Chief Executive Officer of Linens ‘n Things (“LNT”). Mr. DiNicola served as Chairman of the Board of LNT from May 2008 until February 2010. In May 2008, LNT and its parent Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was subsequently converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of General Nutrition Centers (“GNC”) from November 2004 until March 2007. He also served as interim Chief Executive Officer and Chairman of the Board of GNC from November 2004 until June 2005. Mr. DiNicola directed a highly successful turnaround at Zale Corporation where he held the position of Chief Executive Officer from April 1994 until July 2002. At Zale, he also served as Chairman of the Board from April 1994 until July 2004. Prior to serving over 20 years in the Specialty Store arena, Mr. DiNicola also spent over 20 years in the department store retail sector culminating in his serving as the Chairman and Chief Executive Officer of the Bon Marché, a Seattle based Division of Federated Department Stores. Beginning his retail career in 1972 at Macy’s Department Stores, Mr. DiNicola held numerous positions in merchandising, marketing and stores in various divisions across the country. He is also credited with developing numerous private label programs such as INC & Aeropostale while at Macy’s corporate buying headquarters in New York. In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and the competitive opportunities facing the Company gained through his executive leadership and management experience, the Board believes it is appropriate for Mr. DiNicola to serve as a director of the Company.

Rohit Manocha became a member of the Company’s Board of Directors in May 2007 following the consummation of the Merger. Mr. Manocha is also a member of the Company’s Audit and Compensation Committees. Mr. Manocha is a co-founding Partner of TriArtisan Capital Partners, LLC (“TriArtisan”). Mr. Manocha is also co-President of Morgan Joseph TriArtisan Group Inc., the parent of TriArtisan and Morgan Joseph TriArtisan LLC, a registered broker-dealer. TriArtisan is a New York based merchant banking firm, founded in 2002, that invests, on behalf of its investors, in private equity transactions. Prior to joining TriArtisan, Mr. Manocha was a senior banker at Thomas Weisel Partners, ING Barings and Lehman Brothers, each, investment banking and financial services firms. During Fiscal 2016, the TriArtisan professionals responsible for the investment in the Company, including Mr. Manocha, became employed by Cowen Group Inc. (“Cowen”) and are continuing to do business as TriArtisan Capital Advisors, LLC, an affiliate of Cowen. In light of our ownership structure and Mr. Manocha’s position with TriArtisan and his extensive financial and business experience, the board believes it is appropriate for Mr. Manocha to serve as a director of the Company.

Antoine Munfakh is a Partner at Apollo having joined in 2008. Prior to that time, Mr. Munfakh served as an Associate at Court Square Capital Partners, where he focused on investments in the Business & Industrial Services sectors. Prior thereto, he was a member of the Financial Sponsor Investment Banking group at JP Morgan. Mr. Munfakh serves on the board of directors of Apollo Education, Maxim Crane Works, CH2M Hill Companies, McGraw-Hill Education, and Claire’s Stores. Mr. Munfakh graduated summa cum laude and Phi Beta Kappa from Duke University with a B.S. in Economics. In light of our ownership structure and Mr. Munfakh’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Munfakh to serve as a director of the Company.

Sally Pofcher became a member of the Company’s Board of Directors in February 2016. Ms. Pofcher has been an Operating Partner at L Catterton, a consumer-focused private equity firm, since April 2017, and has served as a director of Pet Retail Brands since November 2015. From September 2015 to February 2017, Ms. Pofcher was the Chairman of the Board of Paper Source, a curated stationery, gift and crafting retailer. From May 2007 until September 2015, Ms. Pofcher served as Chief Executive Officer of Paper Source. Prior to Paper Source, Ms. Pofcher served as Senior Vice President, Strategy, Business Development and Consumer Insights at Gap Inc. from May 2003 until October 2005, and was a partner at McKinsey & Company from August 1994 until May 2003, where she worked with major branded companies and retailers on growth strategies, format renewal and operational processes. Ms. Pofcher has a Bachelor’s degree from Georgetown University and an M.B.A. from Northwestern University / Kellogg Graduate School of Management. In light of our ownership structure and Ms. Pofcher’s knowledge of the retail industry and the competitive challenges and opportunities facing the Company gained through her executive leadership and management experience in the retail industry, the board believes it is appropriate for Ms. Pofcher to serve as a director of the Company.

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

Board Committees

The Board of Directors has the authority to appoint committees to perform certain management and administration functions. The Board of Directors has currently appointed an Audit Committee and a Compensation Committee. The members of the Audit Committee are Lance Milken (Chairman), Antoine G. Munfakh, and Rohit Manocha. The Audit Committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Board of Directors has determined that Mr. Milken is an “audit committee financial expert” within the meaning of SEC regulations. The members of the Compensation Committee are Lance Milken (Chairman), Antoine G. Munfakh, and Rohit Manocha. The Compensation Committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with other members of our senior management team, for employees other than our named executive officers. The Compensation Committee, or the full Board of Directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of our compensation plans. The Audit and Compensation Committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions, and Director Independence.”

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

The Board of Directors exercises its role in the oversight of risk as a whole and through the Audit Committee. The Audit Committee oversees the management of the Company’s enterprise risk management program, and reviews with our director of compliance and other members of our senior management team the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes, among other things, Fiscal 2016 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including making compensation decisions during Fiscal 2016. The Compensation Committee is comprised of Lance Milken, Chairman, Rohit Manocha and Antoine G. Munfakh.

For Fiscal 2016, our named executive officers were Ron Marshall, our current Chief Executive Officer, and Scott Huckins, our current Executive Vice President and Chief Financial Officer. For Fiscal 2016, our named executive officers also included Dr. Beatrice Lafon, our former Chief Executive Officer who resigned in May 2016, and Mr. J. Per Brodin, our former Executive Vice President and Chief Financial Officer, who resigned in September 2016.

Our Board of Directors, upon consultation with our Compensation Committee and independent compensation consultants, and a review of comparable peer group companies, negotiated employment agreements and other arrangements with our named executive officers. In May 2016, our Board of Directors approved an employment agreement with Mr. Marshall upon his appointment as Chief Executive Officer. In October 2016, our Board of Directors approved an employment agreement with Mr. Huckins upon his appointment as Executive Vice President and Chief Financial Officer. Dr. Lafon, who resigned as Chief Executive Officer in May 2016, was party to an employment agreement approved by the Board of Directors and entered into in April 2014 in connection with her employment as Chief Executive Officer. Mr. Brodin, who resigned as Executive Vice President and Chief Financial Officer in September 2016, was party to an employment agreement approved by the Board of Directors and entered into in February 2008 in connection with his former position as Senior Vice President and Chief Financial Officer, and in June 2013 the Board of Directors approved an amendment to Mr. Brodin’s employment agreement in connection with his employment as Executive Vice President and Chief Financial Officer.

During Fiscal 2016, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2015 and prior years.

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

In negotiating the employment agreements and arrangements with our named executive officers, our Board of Directors and Compensation Committee, as the case may be, placed significant emphasis on aligning the management interests with those of our principal stockholder, Apollo Management. Our named executive officers received equity awards that included time vesting options.

Components of Executive Compensation

The principal components of compensation in Fiscal 2016 for our named executive officers were base salary, annual performance bonus, stock option awards, management equity investments, and other benefits and perquisites.

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

For Fiscal 2016, base salaries for our named executive officers were as follows:

Name	Salary ($)
Ron Marshall	$900,000
Scott Huckins	$500,000
Beatrice Lafon	$900,000
J. Per Brodin	$566,100

Mr. Marshall was appointed as Chief Executive Officer in May 2016 and Mr. Huckins was appointed as Executive Vice President and Chief Financial Officer in October 2016, and their base salaries for FY 2016 were the amounts specified in their respective employment agreements. Dr. Lafon resigned from the Company in May 2016, and Mr. Brodin resigned from the Company in September 2016.

Annual Performance Bonus. Our named executive officers are eligible to receive annual cash performance bonuses in addition to their base salary. These bonuses are intended to motivate and reward achievement of annual financial objectives and to provide a competitive total compensation package to our executives.

Our Compensation Committee sets threshold, target and maximum numeric performance goals for each specified performance metric at or near the beginning of each annual performance period, with input from senior management. Pursuant to Mr. Marshall’s employment agreement, he received an option for 200,000 shares of common stock of Claire’s Inc. in lieu of participation in the annual performance bonus program. Under the terms of her employment agreement, Dr. Lafon was eligible for a payout under the Fiscal 2016 annual performance bonus program notwithstanding her departure from the Company in May 2016. Mr. Brodin was not eligible for any payout in the Fiscal 2016 annual performance bonus program due to the timing of his resignation.

Performance goals are based on projected internal plan targets available to the Compensation Committee at the time the goals are set, and may be weighted based on the executive’s responsibility from a global, North American and/or European perspective. In Fiscal 2016, the cash bonus potential for each of Dr. Lafon and Mr. Huckins was based on EBITDA and was subject to the Company achieving EBITDA of at least $245 million.

Potential payouts of performance bonuses for Fiscal 2016 were based on the following numeric performance goals established by our Compensation Committee near the beginning of Fiscal 2016. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

Fiscal 2016 Targeted Performance Goals

Bonus Level	EBITDA ($ in millions(1))

Threshold	$245.0

Target	$258.2

Maximum	$271.5

(1)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, gain (loss) on early debt extinguishments, asset impairments, management fees, severance and transaction costs and certain non-cash and other expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2016, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2016 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. As reflected in the last column of the table, based on performance, no bonuses were paid to any named executive officer for Fiscal 2016. Pursuant to Mr. Huckins’ employment agreement, he received a one-time sign on bonus of $50,000 and a minimum bonus of $100,000 since he was employed by the Company on January 28, 2017.

Fiscal Year 2016 Bonus Table

Name	Potential Threshold	Potential Target	Potential Maximum	Actual

Beatrice Lafon Chief Executive Officer (1)	$450,000 (50%)	$900,000 (100%)	$1,350,000 (150%)	$0

Scott Huckins Executive Vice President and Chief Financial Officer	—	$300,000(60%)	—	$0

(1)	Dr. Lafon resigned as Chief Executive Officer in May 2016. Under the terms of her employment agreement, she remained entitled to a pro-rated bonus for Fiscal 2016 based on the original terms for the length of time she was employed in Fiscal 2016.

The annual cash performance bonus structure for Fiscal 2017 is comparable to that of Fiscal 2016, and will be based solely on EBITDA.

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

Stock option grants under the Incentive Plan for our named executive officers currently include “Time Options.”

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

For Fiscal 2016, stock option grants to our named executive officers were as set out in the table below.

Name	Grant Date	Options (#)	Exercise Price ($/Sh)
Ron Marshall
Time Options	5/15/16	800,000	1.25
Scott Huckins
Time Options	10/5/16	150,000	1.25

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

Perquisites. While we believe that perquisites should not be a major part of executive compensation, we recognize the need to provide our current named executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. Accordingly, certain of our current named executive officers receive customary expense reimbursements and relocation benefits.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to Fiscal 2016 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Lance Milken—Chairman

Rohit Manocha

Antoine G. Munfakh

Compensation Committee Interlocks and Insider Participation

Messrs. Copses, Milken, Manocha and Munfakh were the only members of the Compensation Committee during Fiscal 2016. Peter Copses resigned as Chairman of the Board and Chairman of the Audit and Compensation Committees, effective June 30, 2016. Mr. Munfakh was appointed a director by the Company’s Board of Directors and member of the Company’s Audit and Compensation Committees on June 30, 2016. Mr. Milken was appointed Chairman of the Board and Chairman of the Audit and Compensation Committees on June 30, 2016. No member of the Compensation Committee is now, or was during Fiscal 2016 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2016, 2015, and 2014 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Ron Marshall(3) Chief Executive Officer	2016	664,615	0	0	236,962	0	62,228	963,805

Scott Huckins(4) Executive Vice President and Chief Financial Officer	2016	159,615	50,000	0	57,251	0	0	266,866

Beatrice Lafon(5) Former Chief Executive Officer and Former President of Claire’s Europe	2016	238,846	0	0	0	0	671,997	910,843
	2015	932,206	0	0	83,616	0	243,451	1,259,273
	2014	906,654	0	0	55,778	0	657,533	1,619,965

Per Brodin(6) Former Executive Vice President and Chief Financial Officer	2016	332,786	0	0	0	0	6,800	339,586
	2015	555,000	0	0	9,913	0	10,200	575,113
	2014	549,064	0	0	2,667	0	10,200	561,931

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation - Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 9-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	For Fiscal 2016, “All Other Compensation” includes perquisites, as detailed in the table below:

Name	Relocation	Severance	Automobile		Tax Gross-up Payments
Ron Marshall	$62,228	$0	$0	*	$0
Beatrice Lafon	$0	$661,153	$8,412	*	$2,432
J. Per Brodin	$0	$0	$6,800	*	$0

*	Automobile allowance
(3)	Mr. Marshall was appointed as Chief Executive Officer in May 2016.
(4)	Mr. Huckins was appointed as Executive Vice President and Chief Financial Officer in October 2016.
(5)	Dr. Lafon resigned as Chief Executive Officer in May 2016. Information included in the table prior to such date reflects her compensation as the former Chief Executive Officer and former President of Claire’s Europe. See “Employment Arrangements with our Executive Officers” below. For the period of time that Dr. Lafon was compensated in British pounds, the amounts set forth in the table have been converted to U.S. dollars at applicable average exchange rates.
(6)	Mr. Brodin resigned as Executive Vice President and Chief Financial Officer in September 2016.

Employment Arrangements with our Executive Officers

Ron Marshall

General. In May 2016, upon the appointment of Mr. Marshall as Chief Executive Officer, we entered into a new employment agreement containing the following terms: a base salary of $900,000; in lieu of participation in the Company’s annual bonus incentive plan, an option for 200,000 shares of the common stock of Parent at $1.25 per share, that were immediately vested upon grant; and an option for 600,000 shares of common stock of Parent at $1.25 per share that will vest at the rate of 25% per year subject to continued employment. In addition, Mr. Marshall is entitled to expense reimbursement and other customary employee benefits. Mr. Marshall has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property.

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

Scott Huckins

General. In September 2016, in connection with the appointment of Mr. Huckins as Executive Vice President and Chief Financial Officer, we entered into a new employment agreement containing the following terms: a base salary of $500,000; a one-time sign on bonus of $50,000, a bonus opportunity of 60% of base salary for achievement of target level of performance; an annual bonus of 100,000 if still employed on January 28, 2017; an option for 150,000 options of the common stock of Parent, which will vest at a rate of 25% per year subject to continued employment; and eligibility to receive option grants as determined by the Company’s compensation committee after a two-year waiting period. In addition, Mr. Huckins is entitled to expense reimbursement and other customary employee benefits. Mr. Huckins has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property.

Severance Compensation. Pursuant to Mr. Huckins’ employment agreement, he is entitled to specified severance compensation in the event of a termination of employment by the Company without cause or a termination by Mr. Huckins for good reason. In any such case, subject to execution of a release of claims and compliance with the restrictive covenant agreement, Mr. Huckins is entitled to continued payments of base salary for a 12-month period following such date of termination. Mr. Huckins is entitled to an annual performance bonus, pro-rated for the period of employment during the year, based on actual performance of Company for the year of termination. Mr. Huckins is also entitled to reimbursement for premiums for continued health benefits for the length of the severance period. Upon such a termination, Mr. Huckins will generally be entitled to exercise vested options for a 90 day period, unless they would have otherwise expired earlier.

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

Severance Compensation. Dr. Lafon resigned in May 2016 prior to the end of the term of her employment. In connection with her resignation, Dr. Lafon is entitled to benefits provided under her employment agreement in the case of a termination without cause. In connection with her resignation, Dr. Lafon executed a release of claims in accordance with the terms of her employment agreement, and accordingly, she is entitled to (i) continued payments of her base salary for an 18-month period through November 2017, (ii) reimbursement for premiums of continued health benefits during such severance period, and (ii) an annual bonus prorated for the period through May 2016, based on actual performance of the Company for our fiscal year ended January 28, 2017. In addition, the Company will reimburse Dr. Lafon for the actual cost (but no more than $50,000) of her relocation to the United Kingdom (or elsewhere in the European Union) and for the costs of certain tax advisory services. Her stock options that were not exercisable as of the date of termination expired, and options which were exercisable as of such date remained exercisable for a 90 day period, and are now expired.

J. Per Brodin

General. Effective June 28, 2013, we entered into an employment agreement with our Executive Vice President and Chief Financial Officer, J. Per Brodin, containing the following terms: a base salary of $555,000; a bonus opportunity of 100% of base salary for achievement of target level of performance, with the opportunity to earn more or less than that for achievement above or below target; and eligibility to receive option grants as determined by the Company’s compensation committee. Mr. Brodin was entitled to expense reimbursement and other customary employee benefits. Mr. Brodin agreed not to engage in competitive and similar activities or solicit customers or clients (“restricted activities”) until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property. The agreement set forth a one-year term (initially terminating on June 30, 2014) and automatic renewal for successive one-year periods unless either Mr. Brodin or the Company provides notice of non-renewal.

Mr. Brodin resigned in September 2016. As a result of Mr. Brodin’s voluntary resignation, he was not entitled to any further compensation or severance under his employment agreement. His stock options that were not exercisable as of the date of termination expired, and options which were exercisable as of such date remained exercisable for a 90 day period, and are now expired. He is prohibited from engaging in restricted activities until September 2017.

Grants of Plan-Based Awards in Fiscal 2016

Option grants to our named executive officers in Fiscal 2016 are set forth below:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Ron Marshall
Time Options	5/15/16	800,000	1.25	236,962
Scott Huckins
Time Options	10/5/16	150,000	1.25	57,251

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation — Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation — Stock Compensation, see Note - 9 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2016 Form 10-K.

Outstanding Equity Awards at End of Fiscal 2016

The following table provides information about the number of outstanding equity awards held by our named executive officers at January 28, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ron Marshall
Time Options	200,000		1.25	5/15/2023
Time Options(1)		600,000	1.25	5/15/2023
Scott Huckins

Time Options(1)		150,000	1.25	10/5/2023

(1)	Time Option becomes vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.

Option Exercises and Stock Vested in Fiscal 2016

None of our named executive officers exercised any options during Fiscal 2016. Mr. Marshall was granted an option for 200,000 shares of stock under the Claire’s Inc. Amended and Restated Stock Incentive Plan. This option immediately vested upon grant.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of our named executive officers, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of January 28, 2017, the last day of Fiscal 2016. The information set forth below for Dr. Lafon represents severance she is entitled to under her employment agreement. See “Employment Arrangements with our Executive Officers- Beatrice Lafon” for a description of the severance arrangements applicable to her upon her resignation in May 2016. Because the disclosures in the table for Mr. Marshall and Mr. Huckins assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to such named executive officer upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options (2) ($)	Other Benefits ($)
Ron Marshall
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	900,000	—	—	24,000
Termination by the Company Without Cause(6)	900,000	—	—	24,000
Change in Control(7)	900,000	—	—	24,000

Scott Huckins
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	500,000	—	—	24,000
Termination by the Company Without Cause(6)	500,000	—	—	24,000
Change in Control(7)	500,000	—	—	24,000
Beatrice Lafon(8)
Termination by the Company Without Cause(8)	1,350,000	—	—	36,000
J. Per Brodin(9)
Retirement, Resignation or Voluntary Termination(9)	—	—	—	—

(1)	Under the terms of the Company’s annual performance bonus program, Mr. Huckins was entitled to receive the bonus if he completed the fiscal year as an employee, except in the case of a termination for cause. No performance bonus was paid to Mr. Huckins for Fiscal 2016, so no bonus is reflected in this table.
(2)	Claire’s Inc. is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of January 28, 2017.
(3)	Pursuant to employment agreements with each of Mr. Marshall and Mr. Huckins, upon retirement, resignation or voluntary termination, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(4)	The Company may terminate the employment agreements with Mr. Marshall and Mr. Huckins for cause upon written notice with a reasonable opportunity to respond. Upon termination for cause, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to such officer’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course such officer’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of such officer’s obligations under his or her employment agreement; (v) intentional engagement of any activity which would constitute a breach of such officer’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to such officer in writing; (vii) the willful and continued failure to substantially perform his or her duties for the Company; or (viii) willful conduct by such officer that is demonstrably and materially injurious to the Company. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.
(5)	Pursuant to the terms of the employment agreements with Mr. Marshall and Mr. Huckins, such officers may terminate their employment for good reason upon 30 days’ prior written notice to the Company. Pursuant to the employment agreements of Messrs. Marshall and Huckins, such officers would be entitled to continued payments of their base salary for a 12-month period following such date of termination, and reimbursement for premiums for continued health benefits for the length of the severance period. The employment agreements define “good reason” as, if without such officer’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his or her employment agreement; (ii) the Company effects a reduction in such officer’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires such officer to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(6)	The Company may terminate the employment of Mr. Marshall or Mr. Huckins without cause without any notice. Upon termination of employment without cause, Messrs. Marshall and Huckins would be entitled to receive a severance payment equal to 12 months of base salary, and reimbursement for premiums for continued health benefits for the length of the severance period. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(7)	Pursuant to the terms of the stock options held by the named executive officers, time options would vest and become fully vested and exercisable immediately prior to a change in control. Any termination of a named executive officer following a change in control would result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.

(8)	Dr. Lafon resigned as Chief Executive Officer in May 2016. Amounts reflect severance payments made and expected to be made to Dr. Lafon under the terms of her employment agreement.
(9)	As a result of Mr. Brodin’s voluntary resignation in September 2016, he was not entitled to any further compensation or severance under his employment agreement.

Compensation of Directors

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Peter Copses, Lance Milken and Antoine Munfakh for their services as directors are paid to Apollo Management, and fees paid to Rohit Manocha for his services as a director are paid to Cowen.

The total compensation of our non-employee directors earned for Fiscal 2016 is shown in the following table.

Name	Fees Earned or Paid in Cash(1) ($)
Peter P. Copses (2)	34,000
Lance A. Milken(2)	83,000
Ron Marshall (3)	44,946
Rohit Manocha (4)	85,000
Robert J. DiNicola	75,900
George G. Golleher(5)	—
Sally Pofcher(6)	57,665
Michael R. D’Appolonia(7)	52,430
Antoine Munfakh(8)	43,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management. Mr. Copses resigned as Chairman of the Board, and as Chairman on the Audit and Compensation Committees, effective June 2016. Concurrently, Mr. Milken was appointed as Chairman of the Board and as Chairman of the Audit and Compensation Committees.
(3)	Mr. Marshall was appointed as Chief Executive Officer on May 5, 2016. Mr. Marshall will continue to serve as a member of the Board of Directors.
(4)	Fees paid to Cowen. During Fiscal 2016, the TriArtisan professionals responsible for the investment in the Company, including Mr. Manocha, became employed by Cowen and are continuing to do business as TriArtisan Capital Advisors, LLC, an affiliate of Cowen.
(5)	Mr. Golleher served as a director during Fiscal 2016, and resigned from the Board on February 18, 2016.
(6)	Ms. Pofcher was appointed as director in February 2016.
(7)	Mr. D’Appolonia was appointed as a director in June 2016.
(8)	Fees paid to Apollo Management. Mr. Munfakh was appointed as a director in June 2016.

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

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current executive officers as a group, at April 29, 2017:

Name of Beneficial Owner(1)	Number of		Percentage(2)
Apollo Funds (3)	59,507,500	(3)	97.7
Antione G. Munfakh(4)	—		—
Lance A. Milken(4)	—		—
Robert J. DiNicola(5)	120,000	(6)		*
Sally Pofcher (5)	20,000	(7)		*
Rohit Manocha (5)	20,000	(8)		*
Ron Marshall(5)	220,000	(9)		*
Michael R. D’Appolonia (5)	20,000	(7)		*
Beatrice Lafon(5)	10,000	(10)		*
J. Per Brodin(5)	25,000	(11)		*
All current executive officers and directors as a group (9 persons)	435,000			*

*	Less than 1% of the outstanding shares.
(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	These percentages are calculated on the basis of 60,894,500 outstanding shares of Claire’s Inc.’s common stock.
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
(4)	Each of Messrs. Milken and Munfakh, who are each associated with Apollo Management, disclaim beneficial ownership of any equity interests of Claire’s Inc. that are held of record or may be deemed beneficially owned by any of the Apollo Funds, Apollo Management or the Apollo Entities. The address for Messrs. Milken and Munfakh is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. DiNicola, Pofcher, Manocha, Marshall, D’Appolonia, Brodin and Dr. Lafon is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes (i) 50,000 owned shares and (ii) fully-vested options to purchase 70,000 shares of common stock.
(7)	Includes fully-vested time options to purchase 20,000 shares.
(8)	Includes a fully-vested time options to purchase 20,000 shares of common stock held by TriArtisan, an entity affiliated with Mr. Manocha.
(9)	Includes (i) 20,000 owned shares and (ii) fully-vested time options to purchase 200,000 shares.
(10)	Includes 10,000 owned shares.
(11)	Includes 25,000 owned shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Management Fee

Upon consummation of the Merger, the Company entered into a management services agreement with Apollo Management and TriArtisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“TriArtisan”). Under this management services agreement, Apollo Management and TriArtisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under this management services agreement, Apollo Management and TriArtisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and TriArtisan. Under this management services agreement, the Company also agreed to provide customary indemnification. During Fiscal 2016, the TriArtisan professionals responsible for the investment in the Company become employed by Cowen Group Inc. (“Cowen”) and are continuing to do business as TriArtisan Capital Advisors LLC (“TriArtisan”), an affiliate of Cowen. In connection with that transaction TriArtisan assigned its rights and obligations to the management services agreement to an affiliate of Cowen. Therefore, the Company paid Apollo Management, TriArtisan, and the Cowen affiliate $3.4 million in Fiscal 2016.

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

September 2016 Exchange

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

May 2016 Exchange

On May 4, 2016, the Company entered into two Exchange Agreements with the Apollo Funds pursuant to which the Company exchanged $174.4 million aggregate principal amount of the Subordinated Notes held by the Apollo Funds, for $174.4 million aggregate principal amount of its newly-issued PIK Subordinated Notes. The Subordinated Notes had been acquired by the Apollo Funds in open market transactions. The Company caused all $174.4 million aggregate principal amount of the acquired Subordinated Notes to be cancelled. The terms of the PIK Subordinated Notes were substantially the same as those of the Subordinated Notes except that interest, which accrued at 10.50% per annum from December 1, 2015, was pay-in-kind (“PIK”). All outstanding PIK Subordinated Notes were subsequently acquired by the Company and cancelled pursuant to the Affiliated Holder Exchange described above.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee, but not with respect to the Audit Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 1, 2017, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Director Consulting Fees

Sally Pofcher joined our Board of Directors on February 18, 2016. Prior to joining the Board, Ms. Pofcher provided advisory services with respect to the Company’s business strategies and was paid consulting fees for such services at a rate of $5,000 per day, which amount in the opinion of management approximates an arm’s-length rate for these services. In connection with Ms. Pofcher’s appointment to the Board, the parties agreed that the consulting arrangement with the Company would continue at the request of Company.

Item 14. Principal Accountant Fees and Services

Relationship With Our Independent Registered Public Accounting Firm

On August 2, 2016, the Audit Committee of the Board of Directors approved the appointment of Grant Thornton LLP as the Company’s new independent registered public accounting firm for the fiscal year ending January 28, 2017, and dismissed KPMG LLP as the Company’s independent registered public accounting firm. The change was the result of a competitive bidding process involving several accounting firms.

The firm of Grant Thornton LLP will be our independent registered public accounting firm for the current fiscal year unless the audit committee or Board of Directors deems it advisable to make a substitution. Our Board of Directors and the audit committee, in their discretion, may change the appointment at any time during the year if they determine that such change would be in our best interest and the best interest of the Company.

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $1,674,972 by Grant Thornton for Fiscal 2016 as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,674,972 for Fiscal 2016.

Audit-Related Fees

For audit-related services, $0 for Fiscal 2016.

Tax Fees

For tax services, $0 for Fiscal 2016.

All Other Fees

For software licenses, $0 for Fiscal 2016.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by Grant Thornton LLP in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by Grant Thornton (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2016.

We were billed or expect to be billed an aggregate of $169,400 and $2,301,553 by KPMG LLP for Fiscal 2016 and Fiscal 2015, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $169,400 and $2,299,003 for Fiscal 2016 and Fiscal 2015, respectively.

Audit-Related Fees

For audit-related services, $0 for each of Fiscal 2016 and Fiscal 2015.

Tax Fees

For tax services, $0 for each of Fiscal 2016 and Fiscal 2015.

All Other Fees

For software licenses, $0 and $2,550 for Fiscal 2016 and Fiscal 2015, respectively.

Pre-Approval Policies and Procedures

We pre-approved the schedule of audit and non-audit services expected to be performed by KPMG LLP in Fiscal 2016 and 2015. In addition, the Audit Committee delegated authority to its Chairman to pre-approve additional audit and non-audit services performed by KPMG LLP (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reported any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2016 and Fiscal 2015 were pre-approved by the Audit Committee.

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

CLAIRE’S STORES, INC.

May 23, 2017	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

May 23, 2017	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)