Form 10-Q
period 2017-04-29
CLAIRES STORES INC
filed 2017-06-09
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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

As of June 1, 2017, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29, 2017	January 28, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,737	$55,792
Inventories	140,938	130,239
Prepaid expenses	16,924	14,642
Other current assets	26,809	25,270

Total current assets	210,408	225,943

Property and equipment:
Furniture, fixtures and equipment	220,369	218,804
Leasehold improvements	297,681	297,636

	518,050	516,440
Accumulated depreciation and amortization	(389,476)	(381,975)

	128,574	134,465

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(6,539)	(6,313)

	11,516	11,742

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $81,640 and $80,502, respectively	454,331	454,956
Other assets	41,052	40,525

	1,627,958	1,628,056

Total assets	$1,978,456	$2,000,206

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$18,405
Trade accounts payable	69,726	69,731
Income taxes payable	5,353	6,083
Accrued interest payable	24,003	53,266
Accrued expenses and other current liabilities	78,351	87,146

Total current liabilities	177,433	234,631

Long-term debt, net	2,115,167	2,118,653
Revolving credit facility, net	57,043	3,925
Obligation under capital lease	16,289	16,388
Deferred tax liability	91,900	99,255
Deferred rent expense	33,917	34,300
Unfavorable lease obligations and other long-term liabilities	8,800	10,376

	2,323,116	2,282,897

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,558	630,496
Accumulated other comprehensive loss, net of tax	(49,956)	(51,881)
Accumulated deficit	(1,102,695)	(1,095,937)

	(522,093)	(517,322)

Total liabilities and stockholder’s deficit	$1,978,456	$2,000,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Net sales	$299,621	$299,647
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	151,788	158,353

Gross profit	147,833	141,294

Other expenses:
Selling, general and administrative	110,512	107,722
Depreciation and amortization	11,203	14,060
Severance and transaction-related costs	143	1,573
Other (income) expense, net	(2,701)	2,945

	119,157	126,300

Operating income	28,676	14,994
Interest expense, net	43,580	55,079

Loss before income tax benefit	(14,904)	(40,085)
Income tax benefit	(8,146)	(1,327)

Net loss	$(6,758)	$(38,758)

Net loss	$(6,758)	$(38,758)
Other comprehensive income:
Foreign currency translation adjustments	44	2,860
Net gain on intra-entity foreign currency transactions, net of tax expense of $229 and $525	1,881	10,195

Other comprehensive income	1,925	13,055

Comprehensive loss	$(4,833)	$(25,703)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Cash flows from operating activities:
Net loss	$(6,758)	$(38,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,203	14,060
Amortization of lease rights and other assets	1,069	658
Amortization of debt issuance costs	2,187	2,102
Accretion of debt premium	(721)	(662)
Net unfavorable accretion of lease obligations	(64)	(62)
Loss on sale/retirement of property and equipment, net	118	102
Stock-based compensation expense (benefit)	62	(33)
(Increase) decrease in:
Inventories	(9,694)	(7,187)
Prepaid expenses	(1,371)	(14,220)
Other assets	(1,434)	(1,478)
Increase (decrease) in:
Trade accounts payable	(1,069)	1,134
Income taxes payable	(962)	(1,009)
Accrued interest payable	(29,263)	(25,322)
Accrued expenses and other liabilities	(10,834)	(15,153)
Deferred income taxes	(7,597)	(355)
Deferred rent expense	(525)	(611)

Net cash used in operating activities	(55,653)	(86,794)

Cash flows from investing activities:
Acquisition of property and equipment	(3,365)	(4,215)
Acquisition of intangible assets/lease rights	(28)	(91)

Net cash used in investing activities	(3,393)	(4,306)

Cash flows from financing activities:
Proceeds from revolving credit facilities	69,000	116,864
Payments on revolving credit facilities	(16,200)	—
Payments on short-term debt	(18,420)	—
Payments on long-term debt	(4,272)	—
Payment of debt issuance costs	(347)	(44)
Principal payments on capital lease	(76)	(58)

Net cash provided by financing activities	29,685	116,762

Effect of foreign currency exchange rate changes on cash and cash equivalents	(694)	4,355

Net increase (decrease) in cash and cash equivalents	(30,055)	30,017
Cash and cash equivalents, at beginning of period	55,792	18,871

Cash and cash equivalents, at end of period	$25,737	$48,888

Supplemental disclosure of cash flow information:
Interest paid	$71,159	$78,940
Income taxes paid	1,642	1,132

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Claire’s Stores, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended January 28, 2017 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

Due to the seasonal nature of the retail industry and the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations for future quarters or on an annualized basis.

2. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment , which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. The Company does not expect adoption of ASU 2017-04 to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory . The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for inter-entity transfers of assets other than inventory by requiring the recognition of current and deferred income taxes resulting from an intra-entity transfer of such an asset when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

In August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) . The amendments in this update address how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect adoption of ASU 2016-15 to have a material impact on the Company’s cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company recognizes all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which for the Company is the first quarter of Fiscal 2017. The Company did not have any excess tax benefits or shortfalls and elected to continue to account for forfeitures on an estimated basis, and accordingly, our adoption of this guidance on January 29, 2017 had no impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently do not plan to early adopt ASU 2014-09, and we have not determined which method to use when we adopt. We plan to have our preliminary assessment on the impact this guidance will have on our consolidated financial statements and related disclosures in mid Fiscal 2017.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.04 billion as of April 29, 2017, compared to a carrying value of $2.13 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.09 billion as of January 28, 2017, compared to a carrying value of $2.15 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

4. Debt

Debt as of April 29, 2017 and January 28, 2017 included the following components (in thousands):

	April 29, 2017	January 28, 2017
Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$—	$18,420
Unamortized debt issuance cost	—	(15)

Total current portion of long-term debt, net	$—	$18,405

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$40,000	$40,000
Claire’s Gibraltar Intermediate secured term loan due 2019	50,000	50,000
9.0% Senior secured first lien notes due 2019 (1)	1,130,898	1,131,619
8.875% Senior secured second lien notes due 2019	222,300	222,300
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	216,742	216,742
9.0% Claire’s Stores term loan due 2021	30,933	30,933
9.0% CLSIP term loan due 2021	100,525	100,525
9.0% Claire’s Gibraltar term loans due 2021	46,394	46,394
Adjustment to carrying value	82,024	86,296
Unamortized debt issuance cost	(14,649)	(16,156)

Total long-term debt, net	$2,115,167	$2,118,653

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$59,000	$6,200
Unamortized debt issuance cost	(1,957)	(2,275)

Total revolving credit facility, net	$57,043	$3,925

Obligation under capital lease (including current portion)	$16,635	$16,712

(1)	Amount includes unamortized premium of $5,898 and $6,619 as of April 29, 2017 and January 28, 2017, respectively.

10.50% Senior Subordinated Notes

In March 2017, the Company paid an aggregate principal amount of $18.4 million and, in addition, the related accrued interest associated with the extinguishment of the 10.50% Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”).    As a result, the Company discharged all obligations with respect to the Company’s remaining outstanding 10.50% Senior Subordinated Notes due 2017.

ABL Credit Facility

On September 20, 2016, the ABL Credit Facility, dated as of August 12, 2016, among the Company, Claire’s Inc., the parent of the Company (“Parent”), the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “ABL Credit Facility”) became effective. The ABL Credit Facility matures on February 4, 2019 and provides for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility (as defined below).

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a

LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company also pays a facility fee of 0.50% per annum of the committed amount of the ABL Credit Facility whether or not utilized, less amounts outstanding under the U.S. Credit Facility (as defined below).

All obligations under the ABL Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP LLC and CLSIP Holdings LLC).

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

As of April 29, 2017, we had $59.0 million of borrowings, which together with the $4.0 million of letters of credit outstanding, reduces the borrowing availability to $12.0 million.

U.S. Revolving Credit Facility

On September 20, 2016, the Second Amended and Restated Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “U.S. Credit Facility”) became effective. Pursuant to the U.S. Credit Facility, among other things, the availability under the U.S. Credit Facility reduced from $115.0 million to an amount equal to $75.0 million less any amounts outstanding under the ABL Credit Facility, the maturity was extended to February 4, 2019 and certain covenants were modified.

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

All obligations under the U.S. Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP LLC and CLSIP Holdings LLC).

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, on a pari passu basis with the 9% Claire’s Stores Term Loans due 2021 and the Senior Secured First Lien Notes (as defined below) by (i) a first-priority lien on the Notes Priority Collateral (as defined therein) and (ii) a second-priority lien on the ABL Priority Collateral (as defined therein).

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as borrowings and letters of credit outstanding under the U.S. Credit Facility exceed $15 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of, for the fiscal quarters prior to the first fiscal quarter of 2018, 8.95:1.00, and for the fiscal quarters including and after the first fiscal quarter of 2018, 8.00:1.00, based upon the ratio of the Company’s net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended. As of April 29, 2017, no borrowings were outstanding under the U.S. Credit Facility other than amounts outstanding under the ABL Credit Facility.

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

Certain of these covenants in the indentures governing the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”), 6.125% Senior Secured First Lien Notes due 2020 (the “6.125% Senior Secured First Lien Notes” and collectively with the 9.0% Senior Secured First Lien Notes, the “Senior Secured First Lien Notes”), the 8.765% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), and the 7.750% Senior Notes due 2020 (the “Unsecured Notes”) (collectively, the “Notes”), such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the Notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the Notes, the Notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the Notes currently apply to the Company. None of the covenants under the Notes, however, require the Company to maintain any particular financial ratio or other measure of financial performance.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

Europe Credit Agreement

The Europe Credit Agreement provides for a $50.0 million aggregate principal amount secured term loan that was made on January 5, 2017 and will mature on January 31, 2019. Interest accrues at 15% per annum during the first year (with 3% pay-in-kind) and 12% per annum during the second year. All obligations under the Europe Credit Agreement have been guaranteed by certain existing direct and indirect wholly-owned subsidiaries of Claire’s (Gibraltar) Intermediate Holdings Limited (“Claire’s Gibraltar Intermediate”), and secured by liens on the assets of Claire’s Gibraltar Intermediate, the other borrower and the guarantors party thereto (the “Loan Parties”) and by a pledge of the shares of Claire’s Gibraltar Intermediate, in each case, subject to certain exceptions and limitations. Neither the Company nor any of its U.S. subsidiaries are party to, or guarantors of, the Europe Credit Agreement.

The Europe Credit Agreement contains customary affirmative and negative covenants applicable to the Loan Parties, events of default and provisions relating to mandatory and voluntary payments. These covenants restrict the Loan Parties’ ability to incur indebtedness, grant liens and make investments, subject to the exceptions and conditions set forth therein. Claire’s Gibraltar Intermediate is also restricted from making foreign cash transfers to the Company and its subsidiaries, subject to compliance with a leverage ratio test and to certain exceptions. Additionally, the Loan Parties must maintain specified minimum balances of cash and cash equivalents, measured as of the last day of any fiscal month, specified minimum collateral values, measured as of the last day of any fiscal quarter, and specified levels of Consolidated Total Assets and EBITDA, measured as of the last day of any fiscal quarter. As of April 29, 2017, the Company was in compliance with all covenants.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $1.9 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of April 29, 2017, there was a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

6. Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax as follows (in thousands, net of tax):

Total (1)
Balance as of January 28, 2017	$(51,881)
Other comprehensive income	1,925

Balance as of April 29, 2017	$(49,956)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments

7. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended April 29, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of January 28, 2017	3,125,062	$5.67
Options granted	1,200	$1.25
Options exercised	—
Options forfeited	(8,475)	$7.34
Options expired	(4,712)	$10.00

Outstanding as of April 29, 2017	3,113,075	$5.66	4.5

Options vested and expected to vest as of April 29, 2017	2,926,746	$5.81	4.4

Exercisable as of April 29, 2017	1,352,212	$8.22	3.4

The weighted average grant date fair value of options granted during the three months ended April 29, 2017 and April 30, 2016 was $0.41 and $0.50, respectively.

Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8. Income Taxes

The effective income tax rate was 54.7% for the three months ended April 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from U.S. income recognition of foreign deemed dividend distributions and foreign tax rate differentials as compared to the U.S. statutory rate

The effective income tax rate was 3.3% for the three months ended April 30, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate.

9. Related Party Transactions

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture. As of April 29, 2017 and January 28, 2017, Parent and affiliates held $60.6 million, respectively, of the Company’s indebtedness. For the three months ended April 29, 2017 and April 30, 2016, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $0.0 million and $6.1 million, respectively. Interest on the debt held as of April 29, 2017 is payable in kind.

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

Net sales, depreciation and amortization and operating income for the three months ended April 29, 2017 and April 30, 2016 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 29, 2017	April 30, 2016
Net sales:
North America	$195,960	$199,306
Europe	103,661	100,341

Total net sales	299,621	299,647

Depreciation and amortization:
North America	7,102	9,095
Europe	4,101	4,965

Total depreciation and amortization	11,203	14,060

Operating income (loss) for reportable segments:
North America	25,710	24,571
Europe	3,109	(8,004)

Total operating income for reportable segments	28,819	16,567
Severance and transaction-related costs	143	1,573

Consolidated operating income	28,676	14,994
Interest expense, net	43,580	55,079

Consolidated loss before income tax benefit	$(14,904)	$(40,085)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.0 million and $1.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.1 million and $0.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively.

11. Supplemental Financial Information

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 11 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes.    On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions including CLSIP LLC and CLSIP Holdings LLC). As of April 29, 2017, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

April 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,173	$3,938	$17,626	$—	$25,737
Inventories	—	79,026	61,912	—	140,938
Prepaid expenses	1,314	1,255	14,355	—	16,924
Other current assets	83	15,367	11,359	—	26,809

Total current assets	5,570	99,586	105,252	—	210,408

Property and equipment:
Furniture, fixtures and equipment	5,817	137,672	76,880	—	220,369
Leasehold improvements	1,315	183,698	112,668	—	297,681

	7,132	321,370	189,548	—	518,050
Accumulated depreciation and amortization	(5,313)	(248,460)	(135,703)	—	(389,476)

	1,819	72,910	53,845	—	128,574

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,539)	—	—	(6,539)

	—	11,516	—	—	11,516

Intercompany receivables	—	314,426	83,188	(397,614)	—
Investment in subsidiaries	1,583,925	(42,638)	—	(1,541,287)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,739	201,126	(84,634)	454,331
Other assets	1,144	4,240	35,668	—	41,052

	1,773,169	1,413,284	465,040	(2,023,535)	1,627,958

Total assets	$1,780,558	$1,597,296	$624,137	$(2,023,535)	$1,978,456

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$1,073	$23,542	$45,111	$—	$69,726
Income taxes payable	—	1,517	3,836	—	5,353
Accrued interest payable	23,322	—	681	—	24,003
Accrued expenses and other current liabilities	11,290	31,504	35,557	—	78,351

Total current liabilities	35,685	56,563	85,185	—	177,433

Intercompany payables	397,614	—	—	(397,614)	—
Long-term debt, net	1,812,309	146,887	155,971	—	2,115,167
Revolving credit facility, net	57,043	—	—	—	57,043
Obligation under capital lease	—	16,289	—	—	16,289
Deferred tax liability	—	93,554	(1,654)	—	91,900
Deferred rent expense	—	23,145	10,772	—	33,917
Unfavorable lease obligations and other long-term liabilities	—	8,800	—	—	8,800

	2,266,966	288,675	165,089	(397,614)	2,323,116

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,558	1,520,543	766,992	(2,287,535)	630,558
Accumulated other comprehensive income (loss), net of tax	(49,956)	(6,455)	(43,342)	49,797	(49,956)
Accumulated deficit	(1,102,695)	(262,397)	(349,789)	612,186	(1,102,695)

	(522,093)	1,252,058	373,863	(1,625,921)	(522,093)

Total liabilities and stockholder’s equity (deficit)	$1,780,558	$1,597,296	$624,137	$(2,023,535)	$1,978,456

Condensed Consolidating Balance Sheet

January 28, 2017

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

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended April 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$182,070	$117,551	$—	$299,621
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,162	86,199	62,427	—	151,788

Gross profit (deficit)	(3,162)	95,871	55,124	—	147,833

Other expenses:
Selling, general and administrative	5,753	57,285	47,474	—	110,512
Depreciation and amortization	191	6,326	4,686	—	11,203
Severance and transaction-related costs	—	57	86	—	143
Other (income) expense	(1,937)	(192)	(572)	—	(2,701)

	4,007	63,476	51,674	—	119,157

Operating income (loss)	(7,169)	32,395	3,450	—	28,676
Interest expense, net	40,270	526	2,784	—	43,580

Income (loss) before income taxes	(47,439)	31,869	666	—	(14,904)
Income tax benefit	—	(1,064)	(7,082)	—	(8,146)

Income (loss) from continuing operations	(47,439)	32,933	7,748	—	(6,758)
Equity in earnings (loss) of subsidiaries	40,681	46	—	(40,727)	—

Net income (loss)	(6,758)	32,979	7,748	(40,727)	(6,758)
Foreign currency translation adjustments	44	(412)	1,837	(1,425)	44
Net gain (loss) on intra-entity foreign currency transactions, net of tax	1,881	(856)	1,883	(1,027)	1,881

Other comprehensive income (loss)	1,925	(1,268)	3,720	(2,452)	1,925

Comprehensive income (loss)	$(4,833)	$31,711	$11,468	$(43,179)	$(4,833)

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

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,758)	$32,979	$7,748	$(40,727)	$(6,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(40,681)	(46)	—	40,727	—
Depreciation and amortization	191	6,326	4,686	—	11,203
Amortization of lease rights and other assets	—	—	1,069	—	1,069
Amortization of debt issuance costs	1,899	—	288	—	2,187
Accretion of debt premium	(721)	—	—	—	(721)
Net accretion of unfavorable lease obligations	—	(63)	(1)	—	(64)
Loss on sale/retirement of property and equipment, net	—	118	—	—	118
Stock-based compensation expense (benefit)	58	—	4	—	62
(Increase) decrease in:
Inventories	—	(4,719)	(4,975)	—	(9,694)
Prepaid expenses	(850)	142	(663)	—	(1,371)
Other assets	(158)	(993)	(283)	—	(1,434)
Increase (decrease) in:
Trade accounts payable	(646)	2,380	(2,803)	—	(1,069)
Income taxes payable	—	367	(1,329)	—	(962)
Accrued interest payable	(29,345)	—	82	—	(29,263)
Accrued expenses and other liabilities	(3,184)	(3,479)	(4,171)	—	(10,834)
Deferred income taxes	—	—	(7,597)	—	(7,597)
Deferred rent expense	—	(280)	(245)	—	(525)

Net cash provided by (used in) operating activities	(80,195)	32,732	(8,190)	—	(55,653)

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,855)	(1,510)	—	(3,365)
Acquisition of intangible assets/lease rights	—	(28)	—	—	(28)

Net cash used in investing activities	—	(1,883)	(1,510)	—	(3,393)

Cash flows from financing activities:
Proceeds from revolving credit facilities	69,000	—	—	—	69,000
Payments on revolving credit facilities	(16,200)	—	—	—	(16,200)
Payments on short-term debt	(18,420)	—	—	—	(18,420)
Payments on long-term debt	(743)	(2,415)	(1,114)	—	(4,272)
Payment of debt issuance costs	—	—	(347)	—	(347)
Principal payments on capital lease	—	(76)	—	—	(76)
Intercompany activity, net	47,693	(25,629)	(22,064)	—	—

Net cash provided by (used in) financing activities	81,330	(28,120)	(23,525)	—	29,685

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,796)	1,102	—	(694)

Net increase in cash and cash equivalents	1,135	933	(32,123)	—	(30,055)
Cash and cash equivalents, at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents, at end of period	4,173	3,938	17,626	—	25,737

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

12. Subsequent Events

On June 6, 2017, the Company and Claire’s Inc., the parent of the Company (“Parent”) entered into an Amended and Restated Management Services Agreement (the “Management Services Agreement”) with Apollo Management VI, L.P. (together with its affiliates, “Apollo”), Cowen & Co., LLC, as successor to Tri-Artisan Capital Partners, LLC (“TACP”), (“Cowen”, and together with Apollo, the “Managers”) and TACP Investments – Claire’s LLC (“TACPI”). The Management Services Agreement supersedes, amends and entirely restates the Management Services Agreement, dated as of May 29, 2007 by and among the Company, Parent, Apollo, TACP and TACPI (“the Original Agreement”). Under the Management Service Agreement, the Managers have agreed to provide to the Company certain investment banking, management, consulting and financial planning services on an ongoing basis. The Managers will receive no fee for these services, but will be reimbursed by the Company for their out-of-pocket expenses. In addition, under the Management Services Agreement, the Managers have agreed to provide to the Company certain financial advisory and investment banking services from time-to-time in connection with major financial transactions that may be undertaken by the Company or its subsidiaries in exchange for normal and customary fees as agreed by the Managers (or their affiliates) and the Company and Parent, taking into consideration all relevant factors. Under the Management Services Agreement, the Company and Parent have also agreed to provide the Managers (and their affiliates) with customary indemnification. The Management Services Agreement will terminate upon the earliest to occur of May 29, 2025 or the occurrence of certain termination events specified therein.

In addition on June 6, 2017, the Company and Cowen entered into a letter agreement (the “Cowen Management Agreement”) pursuant to which Cowen will provide the Company with certain financial advisory and investment banking services on a month-to-month basis. Cowen will receive as compensation for such services a monthly cash fee of $32,000, payable at the beginning of each month, and in addition, will be reimbursed for all reasonable out-of-pocket expenses. The Company will provide Cowen (and its affiliates) with a customary indemnification. The Cowen Management Agreement may be terminated by either Cowen or the Company at any time on 30 days prior written notice. So long as the Cowen Management Agreement remains in effect, as between the Company and Parent, and Cowen, in the event of any conflict between the Cowen Management Agreement and the terms of the Management Services Agreement referred to above, the terms of the Cowen Management Agreement shall govern.

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

We are highly leveraged, with significant debt service obligations. On September 20, 2016, we completed the Exchange Offer which significantly reduced the amount of our indebtedness, extended our maturities and improved liquidity through the reduction of cash interest expense. Nonetheless, as of April 29, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion. See Note 4 – Debt, in the Notes to the accompanying Condensed Consolidated Financial Statements for a summary of our outstanding indebtedness as of April 29, 2017, and Note 6 – Debt, in the Notes to Audited Consolidated Financial Statements for a description of our existing debt, debt agreements, and Exchange Offer.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of April 29, 2017, we operated a total of 2,680 company-operated stores of which 1,630 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,050 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. As of April 29, 2017, we also had a total of 901 concession stores, of which 333 were located in the United States and Canada (North America segment) and 568 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of April 29, 2017, we also franchised 647 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Serbia, Romania, Martinique, Pakistan, Thailand, Southern Africa and Russia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other (income) expense, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Icing® is our second brand which we currently operate in North America through company-operated stores and in the Middle East through franchised stores. Icing® offers an inspiring merchandise assortment of fashionable products that helps a young woman to say something about herself, whatever the occasion. Our Icing® brand targets a young woman in the 18-35 year age group with a focus on our core 21-25 year olds who have recently entered the workforce. This customer is independent, fashion-conscious, and has enhanced spending ability.

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

Financial activity for the three months ended April 29, 2017 includes the following:

•	Net sales remained flat;

•	Same store sales percentages;

Three Months Ended April 29, 2017
Consolidated	4.4%
North America	0.3%
Europe	13.0%

•	Gross profit percentage increase of 210 basis points; and

•	Operating income margin of 9.6%.

Operational activity for the three months ended April 29, 2017 includes the following:

•	Opened 7 concession stores;

•	Opened 1 new company-operated store;

•	Closed 31 company-operated stores due to underperformance or lease renewal terms that did not meet our criteria;

•	Opened 2 new Icing ® franchise stores overseas.

A summary of our consolidated results of operations for the three months ended April 29, 2017 and April 30, 2016 are as follows (dollars in thousands):

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Net sales	$299,621	$299,647
Increase (decrease) in same store sales	4.4%	(5.1)%
Gross profit percentage	49.3%	47.2%
Selling, general and administrative expenses as a percentage of net sales	36.9%	35.9%
Depreciation and amortization as a percentage of net sales	3.7%	4.7%
Operating income	$28,676	$14,994
Net loss	$(6,758)	$(38,758)
Number of company-operated stores at the end of the period	2,680	2,831
Number of concession stores at the end of the period	901	733

Net sales

Net sales for the three months ended April 29, 2017 remained flat as compared to the three months ended April 30, 2016. Net sales were affected by an increase in same store sales of $12.3 million and an increase in new concession store sales and new store sales of $5.5 million, offset by the effect of store closures of $9.7 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $7.1 million and decreased shipments to franchisees of $1.0 million. Net sales would have increased 2.4% excluding the impact of foreign currency exchange rate changes.

For the three months ended April 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 10.8%, partially offset by a decrease in average number of transactions per store of 3.5%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Jewelry	48.9	47.9
Accessories	51.1	52.1

	100.0	100.0

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

During the three months ended April 29, 2017, gross profit percentage increased 210 basis points to 49.3% compared to 47.2% during the three months ended April 30, 2016. The increase in gross profit percentage consisted of a 160 basis point decrease in occupancy costs and by a 60 basis point increase in merchandise margin, partially offset by a 10 basis point increase in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher trade discounts.

Selling, general and administrative expenses

During the three months ended April 29, 2017, selling, general and administrative expenses increased $2.8 million, or 2.6%, compared to the three months ended April 30, 2016. As a percentage of net sales, selling, general and administrative expenses increased 100 basis points compared to the three months ended April 30, 2016. Excluding a favorable $3.0 million foreign currency translation effect, selling, general, and administrative expenses would have increased $5.8 million. Excluding the foreign currency translation effect, the increase was primarily due to increased compensation-related expense, including store incentive compensation, and concession store commission expense.

Depreciation and amortization expense

During the three months ended April 29, 2017, depreciation and amortization expense decreased $2.9 million to $11.2 million compared to $14.1 million for the three months ended April 30, 2016. Excluding a favorable $0.3 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.6 million.

Other (income) expense, net

The following is a summary of other (income) expense activity for the three months ended April 29, 2017 and April 30, 2016 (in thousands):

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Royalty income	$(2,344)	$(1,103)
Foreign currency exchange (gain) loss, net	(357)	4,053
Other income	—	(5)

	$(2,701)	$2,945

Interest expense, net

During the three months ended April 29, 2017, net interest expense aggregated $43.6 million compared to $55.1 million for the three months ended April 30, 2016. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer consummated in September 2016 and the extinguishment of the 10.5% senior subordinated notes in the quarter ended April 29, 2017.

Income taxes

The effective income tax rate for the three months ended April 29, 2017 was 54.7% compared to 3.3% for the three months ended April 30, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from U.S. income recognition of foreign deemed dividend distributions and foreign tax rate differentials as compared to the U.S. statutory rate.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Net sales	$195,960	$199,306
Increase (decrease) in same store sales	0.3%	(0.8)%
Gross profit percentage	50.9%	49.9%
Number of company-operated stores at the end of the period	1,630	1,716
Number of concession stores at the end of the period	333	243

During the three months ended April 29, 2017, net sales in North America decreased $3.3 million, or 1.7%, from the three months ended April 30, 2016. The decrease was attributable to the effect of store closures of $6.9 million, decreased shipments to franchisees of $1.0 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.1 million, partially offset by an increase in new concession store sales and new store sales of $4.2 million and an increase in same store sales of $0.5 million. Sales would have decreased 1.7% excluding the impact from foreign currency exchange rate changes.

For the three months ended April 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.9%, partially offset by a decrease in average number of transactions per store of 8.7%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended April 29, 2017, gross profit percentage increased 100 basis points to 50.9% compared to 49.9% during the three months ended April 30, 2016. The increase in gross profit percentage consisted of an increase in merchandise margin of 70 basis points and by a 60 basis point decrease in occupancy costs, partially offset by a 30 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from higher trade discounts. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in buying and buying-related costs, as a percentage of net sales, resulted primarily from increased compensation costs and buying-relating costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Jewelry	55.5	53.3
Accessories	44.5	46.7

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Net sales	$103,661	$100,341
Increase (decrease) in same store sales	13.0%	(12.7)%
Gross profit percentage	46.4%	41.6%
Number of company-operated stores at the end of the period	1,050	1,115
Number of concession stores at the end of the period	568	490

During the three months ended April 29, 2017, net sales in Europe increased $3.3 million, or 3.3%, from the three months ended April 30, 2016. The increase was attributable to an increase in same stores sales of $11.8 million and an increase in new concession store sales and new store sales of $1.3 million, partially offset by the effect of store closures of $2.8 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $7.0 million. Sales would have increased 11.0% excluding the impact from foreign currency exchange rate changes.

For the three months ended April 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 20.8% and an increase in average number of transactions per store of 3.4%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended April 29, 2017, gross profit percentage increased 480 basis points to 46.4% compared to 41.6% during the three months ended April 30, 2016. The increase in gross profit percentage consisted of a 410 basis point decrease in occupancy costs, a 50 basis point increase in merchandise margin and a 20 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher trade discounts. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily from decreased compensation costs and buying-relating costs.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Jewelry	36.8	37.4
Accessories	63.2	62.6

	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of April 29, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion with maturities ranging from 2019 through 2021

We completed the Exchange Offer to reduce our outstanding indebtedness and improve liquidity through the reduction of cash interest expense. After the Exchange Offer, the Company’s outstanding debt was reduced by approximately $396 million, debt maturities were extended, and the Company estimates it will realize annual cash interest savings of approximately $24 million.

We currently anticipate that cash on hand, cash generated from operations and borrowings under our ABL Credit Facility and U.S. Credit Facility will be sufficient to allow us to satisfy payments of interest on our indebtedness, to fund new store expenditures, and meet working capital requirements over the near-term. However, this will depend, to a large degree, on our operating performance, which may be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Repayment of our debt as it matures will require refinancing, and we cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of our indebtedness.

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended April 29, 2017 and April 30, 2016 is outlined in the table below (in thousands):

	Three Months Ended April 29, 2017	Three Months Ended April 30, 2016
Operating activities	$(55,653)	$(86,794)
Investing activities	(3,393)	(4,306)
Financing activities	29,685	116,762

Cash flows from operating activities

For the three months ended April 29, 2017, cash used in operations decreased $31.1 million compared to the prior year period. The primary reason for the decrease in cash used in operations was an increase in operating income and net other items of $18.6 million and a decrease in working capital of $12.5 million, excluding cash equivalents. For the three months ended April 30, 2016, cash used in operations increased $18.2 million compared to the prior year period. The primary reason for the increase was a decrease in operating income and net other items of $4.3 million and an increase in working capital of $13.9 million, excluding cash equivalents.

Cash flows from investing activities

For the three months ended April 29, 2017, cash used in investing activities was $3.4 million and consisted of $3.4 million for capital expenditures. During the remainder of Fiscal 2017, we expect to spend between $15.0 million and $20.0 million of capital expenditures.

Cash flows from financing activities

For the three months ended April 29, 2017, cash provided by financing activities was $29.7 million, which consisted primarily of net borrowings of $52.8 million under our ABL Credit Facility, partially offset by payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $4.3 million for long-term debt, payment of $0.3 million in financing costs and payment of $0.1 million for capital lease. For the three months ended April 30, 2016, cash provided by financing activities was $116.8 million, which consisted primarily of net borrowings of $116.8 million under the revolving U.S. Credit Facility.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of April 29, 2017, we had cash and cash equivalents of $25.7 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of April 29, 2017, our foreign subsidiaries held cash and cash equivalents of $17.6 million. During the three months ended April 29, 2017, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. During the remainder of Fiscal 2017, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. We are currently accruing U.S. income taxes, net of any foreign tax credit benefit, on all foreign earnings deemed repatriated.

We currently anticipate that cash on hand, cash generated from operations and borrowings under our ABL Credit Facility and U.S. Credit Facility will be sufficient to allow us to satisfy payments of interest on our indebtedness, to fund new store expenditures, and meet working capital requirements over the near-term. However, this will depend, to a large degree, on our operating performance, which may be adversely affected by general economic, political and financial conditions, foreign currency exchange exposures, and other factors beyond our control, including those disclosed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

10.50% Senior Subordinated Notes

In March 2017, we paid an aggregate principal amount of $18.4 million and, in addition, the related accrued interest associated with the extinguishment of the Senior Subordinated Notes. As a result, we discharged all obligations with respect to the Company’s remaining outstanding Senior Subordinated Notes.

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

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, or (b) a LIBOR rate with respect to any Eurodollar borrowing, determined by reference to the costs of funds for U.S. dollar deposits in the London Interbank Market for the interest period relevant to such borrowing, adjusted for certain additional costs, in each case plus an applicable margin of 4.50% for LIBOR rate loans and 3.50% for alternate base rate loans. The Company also pays a facility fee of 0.50% per annum of the committed amount of the ABL Credit Facility whether or not utilized, less amounts outstanding under the U.S. Credit Facility.

All obligations under the ABL Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP LLC and CLSIP Holdings LLC).

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

As of April 29, 2017, we had $59.0 million of borrowings, together with the $4.0 million of letters of credit outstanding, which reduced the borrowing availability to $12.0 million.

U.S. Revolving Credit Facility

On September 20, 2016, the Second Amended and Restated Credit Facility, dated as of August 12, 2016, among the Company, Parent, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “U.S. Credit Facility”) became effective. Pursuant to the U.S. Credit Facility, among other things, the availability under the U.S. Credit Facility reduced from $115.0 million to an amount equal to $75.0 million less any amounts outstanding under the ABL Credit Facility, the maturity was extended to February 4, 2019 and certain covenants were modified.

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

All obligations under the U.S. Credit Facility are unconditionally guaranteed by (i) Parent, prior to an initial public offering of the Company’s stock, and (ii) the Company’s existing and future direct or indirect wholly-owned domestic subsidiaries, subject to certain exceptions (including CLSIP LLC and CLSIP Holdings LLC).

All obligations under the U.S. Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions and permitted liens, on a pari passu basis with the 9% Claire’s Stores Term Loans due 2021 and the Senior Secured First Lien Notes by (i) a first-priority lien on the Notes Priority Collateral (as defined therein) and (ii) a second-priority lien on the ABL Priority Collateral (as defined therein).

The U.S. Credit Facility contains customary provisions relating to mandatory prepayments, voluntary payments, payments of dividends, affirmative and negative covenants, and events of default; however, it does not contain any covenants that require the Company to maintain any particular financial ratio or other measure of financial performance except that so long as the revolving loans and letters of credit outstanding under the U.S. Credit Facility exceed $15 million, the Company is required to maintain, at each borrowing date measured at the end of the prior fiscal quarter (but reflecting borrowings and repayments under the U.S. Credit Facility through the measurement date) and at the end of each fiscal quarter, a maximum Total Net Secured Leverage Ratio of, for the fiscal quarters prior to the first fiscal quarter of 2018, 8.95:1.00, and for the fiscal quarters including and after the first fiscal quarter of 2018, 8.00:1.00, based upon the ratio of the Company’s net senior secured first lien debt to adjusted earnings before interest, taxes, depreciation and amortization for the period of four consecutive fiscal quarters most recently ended.

As of April 29, 2017, no borrowings were outstanding under the U.S. Credit Facility other than amounts outstanding under the ABL Credit Facility.

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

For a description of our existing debt and debt agreements, see Note 4 – Debt, in the Unaudited Condensed Consolidated Financial Statements. As of April 29, 2017, we were in compliance with the covenants in under all existing debt agreements.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $1.9 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of April 29, 2017, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Management Services Agreement

On June 6, 2017, the Company and Claire’s Inc., the parent of the Company (“Parent”) entered into an Amended and Restated Management Services Agreement (the “Management Services Agreement”) with Apollo Management VI, L.P. (together with its affiliates, “Apollo”), Cowen & Co., LLC, as successor to Tri-Artisan Capital Partners, LLC (“TACP”), (“Cowen”, and together with Apollo, the “Managers”) and TACP Investments – Claire’s LLC (“TACPI”). The Management Services Agreement supersedes, amends and entirely restates the Management Services Agreement, dated as of May 29, 2007 by and among the Company, Parent, Apollo, TACP and TACPI (“the Original Agreement”). Under the Management Service Agreement, the Managers have agreed to provide to the Company certain investment banking, management, consulting and financial planning services on an ongoing basis. The Managers will receive no fee for these services, but will be reimbursed by the Company for their out-of-pocket expenses. In the prior Management Services Agreement, the Managers were paid a $3.0 million fee annually. In addition, under the Management Services Agreement, the Managers have agreed to provide to the Company certain financial advisory and investment banking services from time-to-time in connection with major financial transactions that may be undertaken by the Company or its subsidiaries in exchange for normal and customary fees as agreed by the Managers (or their affiliates) and the Company and Parent, taking into consideration all relevant factors. Under the Management Services Agreement, the Company and Parent have also agreed to provide the Managers (and their affiliates) with customary indemnification. The Management Services Agreement will terminate upon the earliest to occur of May 29, 2025 or the occurrence of certain termination events specified therein.

In addition on June 6, 2017, the Company and Cowen entered into a letter agreement (the “Cowen Management Agreement”) pursuant to which Cowen will provide the Company with certain financial advisory and investment banking services on a month-to-month basis. Cowen will receive as compensation for such services a monthly cash fee of $32,000, payable at the beginning of each month, and in addition, will be reimbursed for all reasonable out-of-pocket expenses. The Company will provide Cowen (and its affiliates) with a customary indemnification. The Cowen Management Agreement may be terminated by either Cowen or the Company at any time on 30 days prior written notice. So long as the Cowen Management Agreement remains in effect, as between the Company and Parent, and Cowen, in the event of any conflict between the Cowen Management Agreement and the terms of the Management Services Agreement referred to above, the terms of the Cowen Management Agreement shall govern.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2016 Annual Report on Form 10-K, filed on April 14, 2017, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our impairment testing for Fiscal 2016 resulted in a recognition of non-cash impairment charges of $169.3 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2017, and we may be required to recognize additional impairment charges at that time or in the future.

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports we issue publicly. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future periods, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecasts” and similar expressions. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns or promotional sales; inability to grow our Company operated store base in North America and Europe, or expand our international store base through franchise or similar licensing arrangements, or expand our store base through concessions; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis; changes in applicable laws, rules and regulations, including changes in North America and Europe, or other international laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increase in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2016 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

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

Interest Rates

As of April 29, 2017, we had fixed rate debt of $2,089.8 million and variable rate debt of $99.0 million. Based on our variable rate balance as of April 29, 2017, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.0 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of April 29, 2017, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $1.9 million and $13.1 million, net of tax, reflecting the unrealized gain on foreign currency translations and intra-entity foreign currency transactions during the three months ended April 29, 2017 and April 30, 2016, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of a material weakness in the Company’s internal control over financial reporting as described below.

Changes in Internal Controls over Financial Reporting

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of April 29, 2017 because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the quarterly income tax provision analysis, including controls over the review of the accuracy of certain data used to calculate the income tax provision. This material weakness resulted in a material misstatement that overstated the income tax payable and deferred tax liabilities and understated the non-cash income tax benefit financial statement line item. This misstatement was not identified or corrected timely because the precision at which the related review control was designed was not appropriate. This misstatement was corrected prior to the issuance of the financial statements contained in this Quarterly Report on Form 10-Q.

Management believes the material weakness referred to above will be remediated by designing additional review procedures which include a more detailed review of the accuracy of inputs included in the calculations used in the Company’s quarterly assessment of its income tax provision.

Other than the identification of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

Management Services Agreements

For a description of the Management Services Agreement entered into between the Company, Parent, Apollo, Cowen and TACPI, and for a description of the Cowen Management Agreement entered into between the Company and Cowen, see Note 12 – Subsequent Events, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Retention Bonus Agreements

On June 6, 2017, the Compensation Committee of the Company approved retention bonus arrangements for certain employees, including Scott Huckins, Chief Financial Officer, pursuant to letter agreements the form of which is being filed as an exhibit to the Quarterly Report on Form 10-Q (the “Retention Bonus Agreement”). Under the terms of the Retention Bonus Agreement, Mr. Huckins will be entitled to a onetime cash payment of $500,000 within 30 days of March 31, 2019, or if earlier, the date of the occurrence of a Change in Control (as defined in the Retention Bonus Agreement) provided he remains employed by the Company through such date, the Company is not at the time of payment in default under any of its debt agreements and the Company’s internal projections at the time of payment show sufficient cash to meet liquidity needs for the succeeding 12 months. The foregoing description is qualified in all respects by reference to the provisions of the form of Retention Bonus Agreement.

A copy of the Retention Bonus Agreement has been filed as an Exhibit to this Quarterly Report on Form 10-Q and the description above is qualified in all respects by reference to the text of such agreement.

Chief Executive Officer Incentive Arrangements

On June 8, 2017, the Compensation Committee approved the grant to Ron Marshall, Chief Executive Officer, of an option to acquire 6,000,000 shares of the common stock of Claire’s Inc. (the “Equity Award”) at a price per share of not less than the fair market value per share on the date of grant, and otherwise under the terms of the Claire’s Inc. Amended and Restated Stock Incentive Plan (the “Plan”). The Committee also approved an amendment to the Plan to increase the available shares to allow for the Equity Award. The Equity Award will vest on the earliest to occur of March 31, 2019 or the occurrence of a Change in Control or a Qualified IPO (each, as defined in the Plan). The Equity Award will terminate on the seventh anniversary of the grant. On any termination of employment, the Equity Award, if not then vested, will immediately terminate, and if then vested, will terminate on the earliest of (a) a termination for Cause (as defined in the Plan), (b) the date Mr. Marshall engages in Specified Conduct (as defined in the Plan), (c) 90 days following Mr. Marshall’s voluntary resignation, (d) 18 months following Mr. Marshall’s termination of employment other than by the Company for Cause or voluntarily by Mr. Marshall, and (e) the seventh anniversary of the grant. Any shares acquired upon exercise of the Equity Award will be subject to the repurchase rights set forth in the Plan.

In addition, the Committee approved a bonus arrangement whereby Mr. Marshall would be entitled to a cash bonus payment from the Company (a “Transaction Fee Award”) in an amount equal to 10% of the amount of any fee paid to Apollo and/or Cowen for Major Transaction Services as defined in and pursuant to the Management Services Agreement (or any successor agreement). In order to receive payment of any Transaction Fee Award, Mr. Marshall must remain employed through the date that Apollo and/or Cowen receive their corresponding fee.  Upon termination of employment for any reason, any right to the Transaction Fee Award will be forfeited.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 6. Exhibits

10.1	Amended and Restated Management Services Agreement of Claire’s Stores, Inc. and Claire’s Inc. with Apollo Management VI, L.P. , Cowen & Co., LLC, and TACP Investments – Claire’s LLC. (1)

10.2	Management Agreement of Claire’s Stores, Inc. with Cowen & Co., LLC. (1)

10.3	Standard Form of Retention Bonus Agreement. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

June 9, 2017	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

June 9, 2017	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Amended and Restated Management Services Agreement of Claire’s Stores, Inc. and Claire’s Inc. with Apollo Management VI, L.P. , Cowen & Co., LLC, and TACP Investments – Claire’s LLC.

10.2	Management Agreement of Claire’s Stores, Inc. with Cowen & Co., LLC.

10.3	Standard Form of Retention Bonus Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document