Form 10-Q
period 2017-07-29
CLAIRES STORES INC
filed 2017-09-05
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2017

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

As of September 1, 2017, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2017	January 28, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,189	$55,792
Inventories	157,617	130,239
Prepaid expenses	18,772	14,642
Other current assets	25,136	25,270

Total current assets	232,714	225,943

Property and equipment:
Furniture, fixtures and equipment	224,812	218,804
Leasehold improvements	304,130	297,636

	528,942	516,440
Accumulated depreciation and amortization	(402,795)	(381,975)

	126,147	134,465

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(6,765)	(6,313)

	11,290	11,742

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $83,969 and $80,502, respectively	456,657	454,956
Other assets	43,337	40,525

	1,632,569	1,628,056

Total assets	$2,002,720	$2,000,206

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$18,405
Trade accounts payable	71,017	69,731
Income taxes payable	5,117	6,083
Accrued interest payable	53,111	53,266
Accrued expenses and other current liabilities	83,904	87,146

Total current liabilities	213,149	234,631

Long-term debt, net	2,116,949	2,118,653
Revolving credit facility, net	44,361	3,925
Obligation under capital lease	16,187	16,388
Deferred tax liability	99,488	99,255
Deferred rent expense	33,867	34,300
Unfavorable lease obligations and other long-term liabilities	9,090	10,376

	2,319,942	2,282,897

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,652	630,496
Accumulated other comprehensive loss, net of tax	(37,840)	(51,881)
Accumulated deficit	(1,123,183)	(1,095,937)

	(530,371)	(517,322)

Total liabilities and stockholder’s deficit	$2,002,720	$2,000,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended July 29, 2017	Three Months Ended July 30, 2016	Six Months Ended July 29, 2017	Six Months Ended July 30, 2016
Net sales	$316,637	$317,172	$616,258	$616,819
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	161,583	170,683	313,371	329,036

Gross profit	155,054	146,489	302,887	287,783

Other expenses:
Selling, general and administrative	112,774	112,372	223,286	220,094
Depreciation and amortization	10,890	13,796	22,093	27,856
Severance and transaction-related costs	389	125	532	1,698
Other income, net	(2,171)	(4,538)	(4,872)	(1,593)

	121,882	121,755	241,039	248,055

Operating income	33,172	24,734	61,848	39,728
Interest expense, net	43,394	55,623	86,974	110,702

Loss before income tax (benefit) expense	(10,222)	(30,889)	(25,126)	(70,974)
Income tax (benefit) expense	10,266	1,188	2,120	(139)

Net loss	$(20,488)	$(32,077)	$(27,246)	$(70,835)

Net loss	$(20,488)	$(32,077)	$(27,246)	$(70,835)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,523	(2,340)	4,567	520
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense of $714, $209, $944 and $735	7,593	(6,385)	9,474	3,810

Other comprehensive income (loss)	12,116	(8,725)	14,041	4,330

Comprehensive loss	$(8,372)	$(40,802)	$(13,205)	$(66,505)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months	Six Months
	Ended	Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(27,246)	$(70,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,093	27,856
Amortization of lease rights and other assets	1,862	1,371
Amortization of debt issuance costs	4,312	4,222
Accretion of debt premium	(1,457)	(1,339)
Non-cash pay-in-kind interest expense	750	9,156
Net unfavorable accretion of lease obligations	(55)	(126)
Loss on sale/retirement of property and equipment, net	128	170
Stock-based compensation expense (benefit)	156	(3)
(Increase) decrease in:
Inventories	(22,083)	(1,143)
Prepaid expenses	(1,926)	(3,051)
Other assets	(75)	(281)
Increase (decrease) in:
Trade accounts payable	(709)	(5,988)
Income taxes payable	(279)	(41)
Accrued interest payable	(155)	284
Accrued expenses and other liabilities	(6,994)	(11,997)
Deferred income taxes	(359)	(545)
Deferred rent expense	(1,196)	(1,213)

Net cash used in operating activities	(33,233)	(53,503)

Cash flows from investing activities:
Acquisition of property and equipment	(8,101)	(8,523)
Acquisition of intangible assets/lease rights	(38)	(103)

Net cash used in investing activities	(8,139)	(8,626)

Cash flows from financing activities:
Proceeds from revolving credit facilities	81,000	120,618
Payments on revolving credit facilities	(41,200)	—
Payment on current portion of long-term debt	(18,420)	—
Payments of unamortized interest related to long-term debt	(4,272)	—
Payment of debt issuance costs	(386)	(79)
Principal payments on capital lease	(156)	(116)

Net cash provided by financing activities	16,566	120,423

Effect of foreign currency exchange rate changes on cash and cash equivalents	203	(1,893)

Net (decrease) increase in cash and cash equivalents	(24,603)	56,401
Cash and cash equivalents, at beginning of period	55,792	18,871

Cash and cash equivalents, at end of period	$31,189	$75,272

Supplemental disclosure of cash flow information:

Interest paid	$87,454	$98,316
Income taxes paid	3,927	658

Non-cash supplemental financing activities:

Increase in term loans due 2021 from pay-in-kind interest	$2,207	$—
Decrease in adjustment to carrying value	2,207	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company is in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company’s assessment efforts to date have included reviewing current accounting policies and arrangements to identify potential differences that could arise from the application of ASU 2014-09. Based on these efforts, the Company currently anticipates that the performance obligations created by transactions occurring at underlying company-owned stores, and the timing of recognition thereof, will remain substantially unchanged. While the Company’s evaluation has not been completed, the Company has not identified any information that would indicate that the new guidance will have a material impact on its consolidated financial position, results of operations, and cash flows. While early adoption is permitted, the Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and continues to evaluate a method of adoption.

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.09 billion as of July 29, 2017, compared to a carrying value of $2.13 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.09 billion as of January 28, 2017, compared to a carrying value of $2.15 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

4.	Debt

Debt as of July 29, 2017 and January 28, 2017 included the following components (in thousands):

	July 29, 2017	January 28, 2017
Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$—	$18,420
Unamortized debt issuance cost	—	(15)

Total current portion of long-term debt, net	$—	$18,405

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$40,000	$40,000
Claire’s Gibraltar Intermediate secured term loan due 2019	50,750	50,000
9.0% Senior secured first lien notes due 2019 (1)	1,130,162	1,131,619
8.875% Senior secured second lien notes due 2019	222,300	222,300
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	216,742	216,742
9.0% Claire’s Stores term loan due 2021	31,317	30,933
9.0% CLSIP term loan due 2021	101,772	100,525
9.0% Claire’s Gibraltar term loan due 2021	46,970	46,394
Adjustment to carrying value	79,817	86,296
Unamortized debt issuance cost	(12,881)	(16,156)

Total long-term debt, net	$2,116,949	$2,118,653

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$46,000	$6,200
Unamortized debt issuance cost	(1,639)	(2,275)

Total revolving credit facility, net	$44,361	$3,925

Obligation under capital lease (including current portion)	$16,556	$16,712

(1)	Amount includes unamortized premium of $5,162 and $6,619 as of July 29, 2017 and January 28, 2017, respectively.

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

As of July 29, 2017, we had $46.0 million of borrowings, which together with the $4.0 million of letters of credit outstanding, reduces the borrowing availability to $25.0 million.

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

As of July 29, 2017, no borrowings were outstanding under the U.S. Credit Facility.

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

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.0 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of July 29, 2017, there was a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

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

6.	Accumulated Other Comprehensive Loss

The following summary sets forth the components of accumulated other comprehensive loss, net of tax as follows (in thousands, net of tax):

Total (1)
Balance as of January 28, 2017	$(51,881)
Other comprehensive income	14,041

Balance as of July 29, 2017	$(37,840)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments.

7.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended July 29, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of January 28, 2017	3,125,062	$5.67
Options granted	32,400	$1.25
Options exercised	—
Options forfeited	(33,163)	$7.58
Options expired	(10,962)	$9.93

Outstanding as of July 29, 2017	3,113,337	$5.58	4.2

Options vested and expected to vest as of July 29, 2017	2,955,514	$5.72	4.2

Exercisable as of July 29, 2017	1,705,111	$7.21	3.5

The weighted average grant date fair value of options granted during the six months ended July 29, 2017 and July 30, 2016 was $0.39 and $0.32, respectively.

Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

8.	Income Taxes

The effective income tax rate was (100.4)% and (8.4)% for the three and six months ended July 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate, changes in the valuation allowance and the correction of an error associated with the prior quarter.

During the three months ended July 29, 2017, the Company identified an error in which the non-cash income tax benefit recorded for the three months ended April 29, 2017 was overstated by $7.5 million. This error was corrected in the three months ended July 29, 2017. As a result, the non-cash income tax expense for the three months ended July 29, 2017 is overstated by $7.5 million. The income tax expense for the six months ended July 29, 2017 is properly stated. The following is a summary of the income tax expense (benefit) both as reported and as if the error was corrected in the appropriate period.

Three Months Ended
	July 29, 2017	April 29, 2017
As reported	$10.2 million	($8.1 million	)
If corrected	$2.7 million	($0.6 million	)

The effective income tax rate was (3.8)% and 0.2% for the three and six months ended July 30, 2016. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate and changes in the valuation allowance.

9.	Related Party Transactions

The Company, Parent, and affiliates have purchased and may, from time to time, purchase portions of the Company’s indebtedness. All of these purchases have been open market transactions and any interest payments to Parent or affiliates made thereon are paid in accordance with the associated indenture or loan agreement. As of July 29, 2017 and January 28, 2017, Parent and affiliates held $62.8 million and $60.6 million, respectively, of the Company’s indebtedness. For the three and six month ended July 29, 2017 and July 30, 2016, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $0.0 million, $0.0 million, $6.3 million and $12.4 million, respectively. Interest on the debt held as of July 29, 2017 is payable in kind.

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

In addition, on June 6, 2017, the Company and Cowen entered into a letter agreement (the “Cowen Management Agreement”) pursuant to which Cowen will provide the Company with certain financial advisory and investment banking services on a month-to-month basis. Cowen will receive as compensation for such services a monthly cash fee of $32,000, payable at the beginning of each month, and in addition, will be reimbursed for all reasonable out-of-pocket expenses. The Company will provide Cowen (and its affiliates) with a customary indemnification. The Cowen Management Agreement may be terminated by either Cowen or the Company at any time on 30 days prior written notice. So long as the Cowen Management Agreement remains in effect, as between the Company and Parent, and Cowen, in the event of any conflict between the Cowen Management Agreement and the terms of the Management Services Agreement referred to above, the terms of the Cowen Management Agreement shall govern. On September 1, 2017, the Company elected to terminate the Cowen Management Agreement effective as of September 30, 2017.

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

Net sales, depreciation and amortization and operating income for the three and six months ended July 29, 2017 and July 30, 2016 are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales:
North America	$196,033	$194,774	$391,993	$394,080
Europe	120,604	122,398	224,265	222,739

Total net sales	316,637	317,172	616,258	616,819

Depreciation and amortization:
North America	7,028	8,337	14,130	17,432
Europe	3,862	5,459	7,963	10,424

Total depreciation and amortization	10,890	13,796	22,093	27,856

Operating income for reportable segments:
North America	16,306	16,184	42,016	40,755
Europe	17,255	8,675	20,364	671

Total operating income for reportable segments	33,561	24,859	62,380	41,426
Severance and transaction-related costs	389	125	532	1,698

Consolidated operating income	33,172	24,734	61,848	39,728
Interest expense, net	43,394	55,623	86,974	110,702

Consolidated loss before income tax expense	$(10,222)	$(30,889)	$(25,126)	$(70,974)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.3 million and $0.0 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $0.3 million and $1.3 million for the six months ended July 29, 2017 and July 30, 2016, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.1 million and $0.1 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $0.2 million and $0.4 million for the six months ended July 29, 2017 and July 30, 2016, respectively.

11.	Supplemental Financial Information

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 11 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions, including CLSIP LLC and CLSIP Holdings LLC). As of July 29, 2017, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

July 29, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,659	$4,818	$20,712	$—	$31,189
Inventories	—	86,383	71,234	—	157,617
Prepaid expenses	1,138	1,482	16,152	—	18,772
Other current assets	193	14,331	10,612	—	25,136

Total current assets	6,990	107,014	118,710	—	232,714

Property and equipment:
Furniture, fixtures and equipment	5,817	137,748	81,247	—	224,812
Leasehold improvements	1,315	183,548	119,267	—	304,130

	7,132	321,296	200,514	—	528,942
Accumulated depreciation and amortization	(5,493)	(251,837)	(145,465)	—	(402,795)

	1,639	69,459	55,049	—	126,147

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,765)	—	—	(6,765)

	—	11,290	—	—	11,290

Intercompany receivables	—	341,830	87,681	(429,511)	—
Investment in subsidiaries	1,624,103	(46,286)	—	(1,577,817)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,716	203,475	(84,634)	456,657
Other assets	1,146	4,305	37,886	—	43,337

	1,813,349	1,437,082	474,100	(2,091,962)	1,632,569

Total assets	$1,821,978	$1,624,845	$647,859	$(2,091,962)	$2,002,720

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$808	$23,401	$46,808	$—	$71,017
Income taxes payable	—	183	4,934	—	5,117
Accrued interest payable	52,741	—	370	—	53,111
Accrued expenses and other current liabilities	11,791	34,350	37,763	—	83,904

Total current liabilities	65,340	57,934	89,875	—	213,149

Intercompany payables	429,511	—	—	(429,511)	—
Long-term debt, net	1,813,137	146,887	156,925	—	2,116,949
Revolving credit facility, net	44,361	—	—	—	44,361
Obligation under capital lease	—	16,187	—	—	16,187
Deferred tax liability	—	93,554	5,934	—	99,488
Deferred rent expense	—	22,712	11,155	—	33,867
Unfavorable lease obligations and other long-term liabilities	—	9,090	—	—	9,090

	2,287,009	288,430	174,014	(429,511)	2,319,942

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,652	1,520,543	766,993	(2,287,536)	630,652
Accumulated other comprehensive income (loss), net of tax	(37,840)	(3,176)	(35,950)	39,126	(37,840)
Accumulated deficit	(1,123,183)	(239,253)	(347,075)	586,328	(1,123,183)

	(530,371)	1,278,481	383,970	(1,662,451)	(530,371)

Total liabilities and stockholder’s equity (deficit)	$1,821,978	$1,624,845	$647,859	$(2,091,962)	$2,002,720

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$3,005	$49,749	$—	$55,792
Inventories	—	74,307	55,932	—	130,239
Prepaid expenses	463	1,397	12,782	—	14,642
Other current assets	—	14,281	10,989	—	25,270

Total current assets	3,501	92,990	129,452	—	225,943

Property and equipment:
Furniture, fixtures and equipment	5,817	137,382	75,605	—	218,804
Leasehold improvements	1,315	183,910	112,411	—	297,636

	7,132	321,292	188,016	—	516,440
Accumulated depreciation and amortization	(5,121)	(244,158)	(132,696)	—	(381,975)

	2,011	77,134	55,320	—	134,465

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,313)	—	—	(6,313)

	—	11,742	—	—	11,742

Intercompany receivables	—	288,796	61,125	(349,921)	—
Investment in subsidiaries	1,541,321	(43,213)	—	(1,498,108)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,804	201,686	(84,634)	454,956
Other assets	1,066	4,342	35,117	—	40,525

	1,730,487	1,387,246	442,986	(1,932,663)	1,628,056

Total assets	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$18,405	$—	$—	$—	$18,405
Trade accounts payable	1,719	21,048	46,964	—	69,731
Income taxes payable	—	1,160	4,923	—	6,083
Accrued interest payable	52,667	—	599	—	53,266
Accrued expenses and other current liabilities	14,474	33,517	39,155	—	87,146

Total current liabilities	87,265	55,725	91,641	—	234,631

Intercompany payables	349,923	—	—	(349,923)	—
Long-term debt, net	1,812,208	149,302	157,143	—	2,118,653
Revolving credit facility, net	3,925	—	—	—	3,925
Obligation under capital lease	—	16,388	—	—	16,388
Deferred tax liability	—	93,554	5,701	—	99,255
Deferred rent expense	—	23,424	10,876	—	34,300
Unfavorable lease obligations and other long-term liabilities	—	10,373	3	—	10,376

	2,166,056	293,041	173,723	(349,923)	2,282,897

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,496	1,520,544	766,993	(2,287,537)	630,496
Accumulated other comprehensive income (loss), net of tax	(51,881)	(5,187)	(47,062)	52,249	(51,881)
Accumulated deficit	(1,095,937)	(295,378)	(357,539)	652,917	(1,095,937)

	(517,322)	1,220,346	362,394	(1,582,740)	(517,322)

Total liabilities and stockholder’s equity (deficit)	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended July 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$180,868	$135,769	$—	$316,637
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,017	89,864	68,702	—	161,583

Gross profit (deficit)	(3,017)	91,004	67,067	—	155,054

Other expenses:
Selling, general and administrative	5,967	58,717	48,090	—	112,774
Depreciation and amortization	181	6,379	4,330	—	10,890
Severance and transaction-related costs	234	16	139	—	389
Other income, net	(918)	(112)	(1,141)	—	(2,171)

	5,464	65,000	51,418	—	121,882

Operating income (loss)	(8,481)	26,004	15,649	—	33,172
Interest expense, net	40,071	535	2,788	—	43,394

Income (loss) before income taxes	(48,552)	25,469	12,861	—	(10,222)
Income tax expense (benefit)	—	121	10,145	—	10,266

Income (loss) from continuing operations	(48,552)	25,348	2,716	—	(20,488)
Equity in earnings (loss) of subsidiaries	28,064	(2,203)	—	(25,861)	—

Net income (loss)	(20,488)	23,145	2,716	(25,861)	(20,488)
Foreign currency translation adjustments	4,523	1,080	(196)	(884)	4,523
Net gain (loss) on intra-entity foreign currency transactions, net of tax	7,593	2,199	7,588	(9,787)	7,593

Other comprehensive income (loss)	12,116	3,279	7,392	(10,671)	12,116

Comprehensive income (loss)	$(8,372)	$26,424	$10,108	$(36,532)	$(8,372)

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

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended July 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$362,938	$253,320	$—	$616,258
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	6,179	176,063	131,129	—	313,371

Gross profit (deficit)	(6,179)	186,875	122,191	—	302,887

Other expenses:
Selling, general and administrative	11,720	116,002	95,564	—	223,286
Depreciation and amortization	372	12,705	9,016	—	22,093
Severance and transaction-related costs	234	73	225	—	532
Other income, net	(2,855)	(304)	(1,713)	—	(4,872)

	9,471	128,476	103,092	—	241,039

Operating income (loss)	(15,650)	58,399	19,099	—	61,848
Interest expense, net	80,341	1,061	5,572	—	86,974

Income (loss) before income taxes	(95,991)	57,338	13,527	—	(25,126)
Income tax expense (benefit)	—	(943)	3,063	—	2,120

Income (loss) from continuing operations	(95,991)	58,281	10,464	—	(27,246)
Equity in earnings (loss) of subsidiaries	68,745	(2,157)	—	(66,588)	—

Net income (loss)	(27,246)	56,124	10,464	(66,588)	(27,246)
Foreign currency translation adjustments	4,567	668	1,641	(2,309)	4,567
Net gain (loss) on intra-entity foreign currency transactions, net of tax	9,474	1,343	9,471	(10,814)	9,474

Other comprehensive income (loss)	14,041	2,011	11,112	(13,123)	14,041

Comprehensive income (loss)	$(13,205)	$58,135	$21,576	$(79,711)	$(13,205)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended July 30, 2016

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$365,799	$251,020	$—	$616,819
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	5,586	185,497	137,953	—	329,036

Gross profit (deficit)	(5,586)	180,302	113,067	—	287,783

Other expenses:
Selling, general and administrative	9,565	113,624	96,905	—	220,094
Depreciation and amortization	480	15,857	11,519	—	27,856
Severance and transaction-related costs	1,349	(3)	352	—	1,698
Other (income) expense	(3,513)	414	1,506	—	(1,593)

	7,881	129,892	110,282	—	248,055

Operating income (loss)	(13,467)	50,410	2,785	—	39,728
Interest expense, net	108,986	1,093	623	—	110,702

Income (loss) before income taxes	(122,453)	49,317	2,162	—	(70,974)
Income tax expense (benefit)	—	(776)	637	—	(139)

Income (loss) from continuing operations	(122,453)	50,093	1,525	—	(70,835)
Equity in earnings (loss) of subsidiaries	51,618	(1,594)	—	(50,024)	—

Net income (loss)	(70,835)	48,499	1,525	(50,024)	(70,835)
Foreign currency translation adjustments	520	938	(2,959)	2,021	520
Net gain on intra-entity foreign currency transactions, net of tax	3,810	1,621	3,764	(5,385)	3,810

Other comprehensive income (loss)	4,330	2,559	805	(3,364)	4,330

Comprehensive income (loss)	$(66,505)	$51,058	$2,330	$(53,388)	$(66,505)

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 29, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,246)	$56,124	$10,464	$(66,588)	$(27,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(68,745)	2,157	—	66,588	—
Depreciation and amortization	372	12,705	9,016	—	22,093
Amortization of lease rights and other assets	—	—	1,862	—	1,862
Amortization of debt issuance costs	3,781	—	531	—	4,312
Accretion of debt premium	(1,457)	—	—	—	(1,457)
Non-cash pay-in-kind interest expense	—	—	750	—	750
Net accretion of unfavorable lease obligations	—	(56)	1	—	(55)
Loss on sale/retirement of property and equipment, net	—	126	2	—	128
Stock-based compensation expense (benefit)	139	—	17	—	156
(Increase) decrease in:
Inventories	—	(12,077)	(10,006)	—	(22,083)
Prepaid expenses	(675)	(84)	(1,167)	—	(1,926)
Other assets	(268)	(23)	216	—	(75)
Increase (decrease) in:
Trade accounts payable	(912)	2,811	(2,608)	—	(709)
Income taxes payable	—	(967)	688	—	(279)
Accrued interest payable	73	—	(228)	—	(155)
Accrued expenses and other liabilities	(2,683)	(365)	(3,946)	—	(6,994)
Deferred income taxes	—	—	(359)	—	(359)
Deferred rent expense	—	(712)	(484)	—	(1,196)

Net cash provided by (used in) operating activities	(97,621)	59,639	4,749	—	(33,233)

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,111)	(2,990)	—	(8,101)
Acquisition of intangible assets/lease rights	—	(38)	—	—	(38)

Net cash used in investing activities	—	(5,149)	(2,990)	—	(8,139)

Cash flows from financing activities:
Proceeds from revolving credit facilities	81,000	—	—	—	81,000
Payments on revolving credit facilities	(41,200)	—	—	—	(41,200)
Payment on current portion of long-term debt	(18,420)	—	—	—	(18,420)
Payments of unamortized interest related to long-term debt	(743)	(2,415)	(1,114)	—	(4,272)
Payment of debt issuance costs	—	—	(386)	—	(386)
Principal payments on capital lease	—	(156)	—	—	(156)
Intercompany activity, net	79,605	(53,034)	(26,571)	—	—

Net cash provided by (used in) financing activities	100,242	(55,605)	(28,071)	—	16,566

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,928	(2,725)	—	203

Net increase (decrease) in cash and cash equivalents	2,621	1,813	(29,037)	—	(24,603)
Cash and cash equivalents, at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents, at end of period	$5,659	$4,818	$20,712	$—	$31,189

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 30, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(70,835)	$48,499	$1,525	$(50,024)	$(70,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(51,618)	1,594	—	50,024	—
Depreciation and amortization	480	15,857	11,519	—	27,856
Amortization of lease rights and other assets	—	—	1,371	—	1,371
Amortization of debt issuance costs	4,052	—	170	—	4,222
Accretion of debt premium	(1,339)	—	—	—	(1,339)
Non-cash pay-in-kind interest expense	9,156	—	—	—	9,156
Net accretion of unfavorable lease obligations	—	(125)	(1)	—	(126)
Loss on sale/retirement of property and equipment, net	—	165	5	—	170
Stock-based compensation expense (benefit)	(13)	—	10	—	(3)
(Increase) decrease in:
Inventories	—	5,002	(6,145)	—	(1,143)
Prepaid expenses	(839)	(166)	(2,046)	—	(3,051)
Other assets	17	105	(403)	—	(281)
Increase (decrease) in:
Trade accounts payable	(1,054)	(5,703)	769	—	(5,988)
Income taxes payable	—	(264)	223	—	(41)
Accrued interest payable	262	—	22	—	284
Accrued expenses and other liabilities	(124)	(6,524)	(5,349)	—	(11,997)
Deferred income taxes	—	—	(545)	—	(545)
Deferred rent expense	—	(973)	(240)	—	(1,213)

Net cash provided by (used in) operating activities	(111,855)	57,467	885	—	(53,503)

Cash flows from investing activities:
Acquisition of property and equipment	(389)	(5,058)	(3,076)	—	(8,523)
Acquisition of intangible assets/lease rights	—	(23)	(80)	—	(103)

Net cash used in investing activities	(389)	(5,081)	(3,156)	—	(8,626)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	52,618	—	120,618
Payments on revolving credit facilities	—	—	—	—	—
Payment of debt issuance costs	(25)	—	(54)	—	(79)
Principal payments on capital lease	—	(116)	—	—	(116)
Intercompany activity, net	74,903	(54,661)	(20,242)	—	—

Net cash provided by (used in) financing activities	142,878	(54,777)	32,322	—	120,423

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,641	(5,534)	—	(1,893)

Net increase in cash and cash equivalents	30,634	1,250	24,517	—	56,401
Cash and cash equivalents, at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents, at end of period	$33,298	$4,644	$37,330	$—	$75,272

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are highly leveraged, with significant debt service obligations. On September 20, 2016, we completed an exchange offer which significantly reduced the amount of our indebtedness, extended our maturities and improved liquidity through the reduction of cash interest expense (the “Exchange Offer”). Nonetheless, as of July 29, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.1 billion. See Note 4 – Debt, in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a summary of our outstanding indebtedness as of July 29, 2017, and Note 6 – Debt, in the Notes to Audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 28, 2017 filed with the Securities and Exchange Commission, for a description of our existing debt, debt agreements, and Exchange Offer.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of July 29, 2017, we operated a total of 2,660 company-operated stores of which 1,614 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,046 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. As of July 29, 2017, we also had a total of 860 concession stores, of which 333 were located in the United States and Canada (North America segment) and 527 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of July 29, 2017, we also franchised 650 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Serbia, Romania, Martinique, Pakistan, Thailand, Southern Africa, Russia and Ecuador. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three and six months ended July 29, 2017 includes the following:

•	Net sales approximately flat year-over-year for both periods; respectively;

•	Same store sales percentages;

	Three Months Ended July 29, 2017	Six Months Ended July 29, 2017
Consolidated	2.8%	3.6%
North America	2.6%	1.4%
Europe	3.2%	7.5%

• Gross profit percentage increase	280 basis points	240 basis points
• Operating income margin	10.5%	10.0%

Operational activity for the three and six months ended July 29, 2017 includes the following:

Store Activity Openings (Closings):	Three Months Ended July 29, 2017		Six Months Ended July 29, 2017
	Opened	Closed(1)	Opened	Closed(1)
Company-operated	—	20	1	51
Concession	1	42	8	81
Franchise	13	10	76	29

Total	14	72	85	161

(1)	Due to underperformance or lease renewal terms that did not meet our criteria

A summary of our consolidated results of operations for the three and six months ended July 29, 2017 and July 30, 2016 are as follows (dollars in thousands):

	Three Months Ended July 29, 2017	Three Months Ended July 30, 2016
Net sales	$316,637	$317,172
Increase (decrease) in same store sales	2.8%	(5.7)%
Gross profit percentage	49.0%	46.2%
Selling, general and administrative expenses as a percentage of net sales	35.6%	35.4%
Depreciation and amortization as a percentage of net sales	3.4%	4.3%
Operating income	$33,172	$24,734
Net loss	$(20,488)	$(32,077)
Number of company-operated stores at the end of the period	2,660	2,801
Number of concession stores at the end of the period	860	806

	Six Months	Six Months
	Ended	Ended
	July 29, 2017	July 30, 2016
Net sales	$616,258	$616,819
Increase (decrease) in same store sales	3.6%	(5.4)%
Gross profit percentage	49.1%	46.7%
Selling, general and administrative expenses as a percentage of net sales	36.2%	35.7%
Depreciation and amortization as a percentage of net sales	3.6%	4.5%
Operating income	$61,848	$39,728
Net loss	$(27,246)	$(70,835)
Number of company-operated stores at the end of the period	2,660	2,801
Number of concession stores at the end of the period	860	806

Net sales

Net sales for the three months ended July 29, 2017 decreased $0.5 million, or 0.2%, from the three months ended July 30, 2016. The decrease was attributable to the effect of store closures of $9.7 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.3 million and decreased sales to franchisees of $0.4 million, partially offset by an increase in same store sales of $8.5 million and an increase in new concession store sales and new store sales of $3.4 million. Sales would have increased 0.5% excluding the impact from foreign currency exchange rate changes.

Net sales for the six months ended July 29, 2017 decreased $0.6 million, or 0.1%, from the six months ended July 30, 2016. The decrease was attributable to the effect of store closures of $19.4 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $9.5 million and decreased sales to franchisees of $1.4 million, partially offset by an increase in same store sales of $20.8 million and an increase in new concession store sales and new store sales of $8.9 million. Sales would have increased 1.4% excluding the impact from foreign currency exchange rate changes.

For the three months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.7%, partially offset by a decrease in average number of transactions per store of 4.5%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.3%, partially offset by a decrease in average number of transactions per store of 3.6%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended July 29, 2017	Three Months Ended July 30, 2016	Six Months Ended July 29, 2017	Six Months Ended July 30, 2016
Jewelry	48.5	48.1	48.7	48.0
Accessories	51.5	51.9	51.3	52.0

	100.0	100.0	100.0	100.0

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

During the three months ended July 29, 2017, gross profit percentage increased 280 basis points to 49.0% compared to 46.2% during the three months ended July 30, 2016. The increase in gross profit percentage consisted of a 170 basis point increase in merchandise margin and a 110 basis point decrease in occupancy. The increase in merchandise margin percentage resulted primarily from higher initial markup and lower markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

During the six months ended July 29, 2017, gross profit percentage increased 240 basis points to 49.1% compared to 46.7% during the six months ended July 30, 2016. The increase in gross profit percentage consisted of a 130 basis point decrease in occupancy costs and by a 120 basis point increase in merchandise margin, partially offset by a 10 basis point increase in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher initial markup and higher trade discounts.

Selling, general and administrative expenses

During the three months ended July 29, 2017, selling, general and administrative expenses increased $0.4 million, or 0.4%, compared to the three months ended July 30, 2016. As a percentage of net sales, selling, general and administrative expenses increased 20 basis points compared to the three months ended July 30, 2016. Excluding a favorable $1.0 million foreign currency translation effect, selling, general, and administrative expenses would have increased $1.4 million. Excluding the foreign currency translation effect, the increase was primarily due to increased compensation-related expense, including concession store commission expense and store incentive compensation.

During the six months ended July 29, 2017, selling, general and administrative expenses increased $3.2 million, or 1.5%, compared to the six months ended July 30, 2016. As a percentage of net sales, selling, general and administrative expenses increased 50 basis points compared to the six months ended July 30, 2016. Excluding a favorable $4.0 million foreign currency translation effect, selling, general, and administrative expenses would have increased $7.2 million. Excluding the foreign currency translation effect, the increase was primarily due to increased compensation-related expense, including concession store commission expense and store incentive compensation.

Depreciation and amortization expense

During the three months ended July 29, 2017, depreciation and amortization expense decreased $2.9 million to $10.9 million compared to $13.8 million for the three months ended July 30, 2016. Excluding a favorable $0.1 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $2.8 million.

During the six months ended July 29, 2017, depreciation and amortization expense decreased $5.8 million to $22.1 million compared to $27.9 million for the six months ended July 30, 2016. Excluding a favorable $0.4 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $5.4 million.

Other income, net

The following is a summary of other income activity for the three and six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Foreign currency exchange loss (gain), net	$768	$(3,009)	$411	$1,044
Other income	(5)	—	(5)	(5)
Royalty income	(2,934)	(1,529)	(5,278)	(2,632)

	$(2,171)	$(4,538)	$(4,872)	$(1,593)

Interest expense, net

During the three months ended July 29, 2017, net interest expense aggregated $43.4 million compared to $55.6 million for the three months ended July 30, 2016. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer consummated in September 2016 and the extinguishment of the 10.5% Senior Subordinated Notes in the quarter ended April 29, 2017.

During the six months ended July 29, 2017, net interest expense aggregated $87.0 million compared to $110.7 million for the six months ended July 30, 2016. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer consummated in September 2016 and the extinguishment of the 10.5% Senior Subordinated Notes in the quarter ended April 29, 2017.

Income taxes

The effective income tax rate for the three and six months ended July 29, 2017 was (100.4)% and (8.4)% compared to (3.8)% and 0.2% for the three and six months ended July 30, 2016. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate, changes in the valuation allowance and the correction of an error associated with the prior quarter as discussed below.

During the three months ended July 29, 2017, the Company identified an error in which the non-cash income tax benefit recorded for the three months ended April 29, 2017 was overstated by $7.5 million. This error was corrected in the three months ended July 29, 2017. As a result, the non-cash income tax expense for the three months ended July 29, 2017 is overstated by $7.5 million. The income tax expense for the six months ended July 29, 2017 is properly stated. The following is a summary of the income tax expense (benefit) both as reported and as if the error was corrected in the appropriate period.

Three Months Ended
	July 29, 2017	April 29, 2017
As reported	$10.2 million	($8.1 million	)
If corrected	$2.7 million	($0.6 million	)

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$196,033	$194,774	$391,993	$394,080
Increase (decrease) in same store sales	2.6%	(4.4)%	1.4%	(2.6)%
Gross profit percentage	48.9%	46.1%	49.9%	48.0%
Number of company-operated stores at the end of the period	1,614	1,699	1,614	1,699
Number of concession stores at the end of the period	333	244	333	244

During the three months ended July 29, 2017, net sales in North America increased $1.3 million, or 0.6%, from the three months ended July 30, 2016. The increase was attributable to an increase in same stores sales of $4.8 million and an increase in new concession store sales and new store sales of $3.1 million, partially offset by the effect of store closures of $6.0 million, decreased sales to franchisees of $0.4 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.2 million. Sales would have increased 0.8% excluding the impact from foreign currency exchange rate changes.

During the six months ended July 29, 2017, net sales in North America decreased $2.1 million, or 0.5%, from the six months ended July 30, 2016. The decrease was attributable to the effect of store closures of $12.9 million, decreased sales to franchisees of $1.4 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $0.4 million, partially offset by an increase in new concession store sales and new store sales of $7.3 million and an increase in same store sales of $5.3 million. Sales would have decreased 0.5% excluding the impact from foreign currency exchange rate changes.

For the three months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 9.2%, partially offset by a decrease in average number of transactions per store of 5.5%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.3%, partially offset by a decrease in average number of transactions per store of 6.2%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended July 29, 2017, gross profit percentage increased 280 basis points to 48.9% compared to 46.1% during the three months ended July 30, 2016. The increase in gross profit percentage consisted of an increase in merchandise margin of 180 basis points and by a 110 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from lower markdowns, higher trade discounts, partially offset by sales mix. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

During the six months ended July 29, 2017, gross profit percentage increased 190 basis points to 49.9% compared to 48.0% during the six months ended July 30, 2016. The increase in gross profit percentage consisted of an increase in merchandise margin of 120 basis points and by a 90 basis point decrease in occupancy costs, partially offset by a 20 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from lower markdowns, higher trade discounts, partially offset by sales mix. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in buying and buying-related costs, as a percentage of net sales, resulted primarily from increased compensation costs and buying related costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Jewelry	54.8	53.9	55.1	53.6
Accessories	45.2	46.1	44.9	46.4

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$120,604	$122,398	$224,265	$222,739
Increase (decrease) in same store sales	3.2%	(7.8)%	7.5%	(10.1)%
Gross profit percentage	49.0%	46.3%	47.8%	44.2%
Number of company-operated stores at the end of the period	1,046	1,102	1,046	1,102
Number of concession stores at the end of the period	527	562	527	562

During the three months ended July 29, 2017, net sales in Europe decreased $1.8 million, or 1.5%, from the three months ended July 30, 2016. The decrease was attributable to the effect of store closures of $3.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $2.1 million, partially offset by an increase in same store sales of $3.7 million and an increase in new concession store sales and new store sales of $0.3 million. Sales would have increased 0.2% excluding the impact from foreign currency exchange rate changes.

During the six months ended July 29, 2017, net sales in Europe increased $1.5 million, or 0.7%, from the six months ended July 30, 2016. The increase was attributable to an increase in same stores sales of $15.5 million and an increase in new concession store sales and new store sales of $1.6 million, partially offset an unfavorable foreign currency translation effect of our non-U.S. net sales of $9.1 million and by the effect of store closures of $6.5 million. Sales would have increased 4.9% excluding the impact from foreign currency exchange rate changes.

For the three months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.3%, partially offset by a decrease in average number of transactions per store of 3.2%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended July 29, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 9.8%, partially offset by a decrease in average number of transactions per store of 0.3%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended July 29, 2017, gross profit percentage increased 270 basis points to 49.0% compared to 46.3% during the three months ended July 30, 2016. The increase in gross profit percentage consisted of a 150 basis point increase in merchandise margin and a 120 basis point decrease in occupancy costs. The increase in merchandise margin percentage resulted primarily from higher initial markup, partially offset by an increase in markdowns and unfavorable foreign currency exchange rates. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

During the six months ended July 29, 2017, gross profit percentage increased 360 basis points to 47.8% compared to 44.2% during the six months ended July 30, 2016. The increase in gross profit percentage consisted of a 240 basis point decrease in occupancy costs, a 110 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher initial markup, partially offset by an increase in markdowns.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Product Category	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Jewelry	38.4	39.1	37.7	38.4
Accessories	61.6	60.9	62.3	61.6

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of July 29, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.1 billion with maturities ranging from 2019 through 2021.

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

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended July 29, 2017 and July 30, 2016 is outlined in the table below (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 29, 2017	July 30, 2016
Operating activities	$(33,233)	$(53,503)
Investing activities	(8,139)	(8,626)
Financing activities	16,566	120,423

Cash flows from operating activities

For the six months ended July 29, 2017, cash used in operations decreased $20.3 million compared to the prior year period. The primary reason for the decrease in cash used in operations was an increase in operating income and net other items of $28.8 million, offset by an increase in working capital of $8.5 million, excluding cash equivalents. For the six months ended July 30, 2016, cash used in operations increased $10.7 million compared to the prior year period. The primary reason for the increase was a decrease in operating income and net other items of $10.2 million and an increase in working capital of $0.5 million, excluding cash equivalents.

Cash flows from investing activities

For the six months ended July 29, 2017, cash used in investing activities was $8.1 million and consisted of $8.1 million for capital expenditures. For the six months ended July 30, 2016, cash used in investing activities was $8.6 million and consisted of $8.6 million for capital expenditures. During the remainder of Fiscal 2017, we expect to spend approximately $13.0 million of capital expenditures.

Cash flows from financing activities

For the six months ended July 29, 2017, cash provided by financing activities was $16.6 million, which consisted primarily of net borrowings of $39.8 million under our ABL Credit Facility, partially offset by payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $4.3 million for unamortized interest related to long-term debt, payment of $0.4 million in financing costs and payment of $0.1 million for capital lease. For the six months ended July 30, 2016, cash provided by financing activities was $120.4 million, which consisted primarily of net borrowings of $120.6 million under the revolving credit facilities, partially offset by payment of $0.1 million in financing costs and payment of $0.1 million for capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of July 29, 2017, we had cash and cash equivalents of $31.2 million and all cash equivalents were maintained in one money market fund invested exclusively in U.S. Treasury Securities.

In addition, as of July 29, 2017, our foreign subsidiaries held cash and cash equivalents of $20.7 million. During the six months ended July 29, 2017, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. During the remainder of Fiscal 2017, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. We are currently accruing U.S. income taxes, net of any foreign tax credit benefit, on all foreign earnings deemed repatriated.

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

As of July 29, 2017, we had $46.0 million of borrowings, together with the $4.0 million of letters of credit outstanding, which reduced the borrowing availability to $25.0 million.

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

As of July 29, 2017, no borrowings were outstanding under the U.S. Credit Facility.

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

For a description of our existing debt and debt agreements, see Note 4 – Debt, in the Unaudited Condensed Consolidated Financial Statements. As of July 29, 2017, we were in compliance with the covenants under all existing debt agreements.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.0 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of July 29, 2017, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

Management Services Agreement

See Note 9- Related Party Transactions, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our impairment testing for Fiscal 2016 resulted in the recognition of non-cash impairment charges of $169.3 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2017, and we may be required to recognize additional impairment charges at that time or in the future.

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

Interest Rates

As of July 29, 2017, we had fixed rate debt of $2,084.7 million and variable rate debt of $86.0 million. Based on our variable rate balance as of July 29, 2017, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.9 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of July 29, 2017, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $14.0 million and $4.3 million, net of tax, reflecting the unrealized gain on foreign currency translations and intra-entity foreign currency transactions during the six months ended July 29, 2017 and July 30, 2016, respectively.

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

Changes in Internal Controls over Financial Reporting

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of July 29, 2017 because of the existence of the material weakness described below.

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

Other than the identification of the material weakness described above and initial steps to remediate the same, there have been no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 5.	Other Information

Management Services Agreements

For a description of the termination of the Management Services Agreement entered into between the Company and Cowen, see Note 9 – Related Party Transactions, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 6.	Exhibits

10.1	Ron Marshall Transaction Fee Award. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

September 5, 2017	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

September 5, 2017	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Ron Marshall Transaction Fee Award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document