Form 10-Q
period 2017-10-28
CLAIRES STORES INC
filed 2017-12-08
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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

As of December 1, 2017, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended October 28, 2017 and October 29, 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2017 and October 29, 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 6. Exhibits	41

SIGNATURES	42

Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2017	January 28, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,819	$55,792
Inventories	157,827	130,239
Prepaid expenses	16,755	14,642
Other current assets	27,237	25,270

Total current assets	227,638	225,943

Property and equipment:
Furniture, fixtures and equipment	225,356	218,804
Leasehold improvements	302,042	297,636

	527,398	516,440
Accumulated depreciation and amortization	(406,557)	(381,975)

	120,841	134,465

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(6,990)	(6,313)

	11,065	11,742

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $84,740 and $80,502, respectively	454,215	454,956
Other assets	42,345	40,525

	1,629,135	1,628,056

Total assets	$1,988,679	$2,000,206

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	$—	$18,405
Trade accounts payable	80,887	69,731
Income taxes payable	5,761	6,083
Accrued interest payable	24,079	53,266
Accrued expenses and other current liabilities	85,494	87,146

Total current liabilities	196,221	234,631

Long-term debt, net	2,112,961	2,118,653
Revolving credit facility, net	69,607	3,925
Obligation under capital lease	16,082	16,388
Deferred tax liability	99,134	99,255
Deferred rent expense	33,977	34,300
Unfavorable lease obligations and other long-term liabilities	9,306	10,376

	2,341,067	2,282,897

Commitments and contingencies

Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,686	630,496
Accumulated other comprehensive loss, net of tax	(40,567)	(51,881)
Accumulated deficit	(1,138,728)	(1,095,937)

	(548,609)	(517,322)

Total liabilities and stockholder’s deficit	$1,988,679	$2,000,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$314,584	$312,041	$930,842	$928,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	162,092	166,833	475,463	495,869

Gross profit	152,492	145,208	455,379	432,991

Other expenses:
Selling, general and administrative	115,336	112,964	338,622	333,058
Depreciation and amortization	10,755	14,061	32,848	41,917
Impairment of assets	—	142,271	—	142,271
Severance and transaction-related costs	335	205	867	1,903
Other income, net	(3,376)	(3,900)	(8,248)	(5,493)

	123,050	265,601	364,089	513,656

Operating income (loss)	29,442	(120,393)	91,290	(80,665)
Gain on early debt extinguishment	—	317,323	—	317,323
Interest expense, net	43,229	47,101	130,203	157,803

Loss before income tax expense (benefit)	(13,787)	149,829	(38,913)	78,855
Income tax expense (benefit)	1,758	(749)	3,878	(888)

Net (loss) income	$(15,545)	$150,578	$(42,791)	$79,743

Net (loss) income	$(15,545)	$150,578	$(42,791)	$79,743

Other comprehensive (loss) income:
Foreign currency translation adjustments	(552)	(1,600)	4,015	(1,080)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit) $663, $(650), $1,607 and $84	(2,175)	(4,238)	7,299	(428)

Other comprehensive (loss) income	(2,727)	(5,838)	11,314	(1,508)

Comprehensive (loss) income	$(18,272)	$144,740	$(31,477)	$78,235

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net (loss) income	$(42,791)	$79,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	32,848	41,917
Impairment of assets	—	142,271
Amortization of lease rights and other assets	3,177	2,054
Amortization of debt issuance costs	6,462	6,176
Accretion of debt premium	(2,209)	(2,029)
Non-cash pay-in-kind interest expense	1,200	9,156
Net unfavorable accretion of lease obligations	(47)	(190)
Loss on sale/retirement of property and equipment, net	161	228
Gain on early debt extinguishment	—	(317,323)
Gain on sale of intangible assets/lease rights	—	(303)
Stock-based compensation expense (benefit)	190	(11)
(Increase) decrease in:
Inventories	(23,105)	(1,249)
Prepaid expenses	(114)	(4,960)
Other assets	(1,444)	(1,658)
Increase (decrease) in:
Trade accounts payable	9,500	(1,353)
Income taxes payable	153	355
Accrued interest payable	(29,186)	(23,416)
Accrued expenses and other liabilities	(4,781)	(9,374)
Deferred income taxes	(1,108)	(2,377)
Deferred rent expense	(1,074)	(1,274)

Net cash used in operating activities	(52,168)	(83,617)

Cash flows from investing activities:
Acquisition of property and equipment	(13,014)	(12,351)
Acquisition of intangible assets/lease rights	(48)	(110)
Proceeds from sale of intangible assets/lease rights	—	303

Net cash used in investing activities	(13,062)	(12,158)

Cash flows from financing activities:
Proceeds from revolving credit facilities	118,000	165,427
Payments on revolving credit facilities	(53,200)	(40,935)
Payment on current portion of long-term debt	(18,420)	—
Payments of unamortized interest related to long-term debt	(9,506)	—
Payment of debt issuance costs	(742)	(11,272)
Principal payments on capital lease	(236)	(176)
Capital contribution from Parent	—	11,550

Net cash provided by financing activities	35,896	124,594

Effect of foreign currency exchange rate changes on cash and cash equivalents	(639)	(7,174)

Net (decrease) increase in cash and cash equivalents	(29,973)	21,645
Cash and cash equivalents, at beginning of period	55,792	18,871

Cash and cash equivalents, at end of period	$25,819	$40,516

Supplemental disclosure of cash flow information:

Interest paid	$162,889	$167,819
Income taxes paid	5,261	1,425

Non-cash supplemental financing activities:
Increase in term loans due 2021 from pay-in-kind interest	$5,009	$—
Decrease in adjustment to carrying value	5,009	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. The Company’s adoption of ASU 2017-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements in conjunction with its evaluation of ASU 2014-09 discussed below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company expects the adoption of ASU 2016-02 to have a material impact on its consolidated financial position.

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

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy. The levels within the fair value hierarchy remain unchanged as of October 28, 2017.

(in thousands):			Fair Value Measurements as of October 29, 2016 Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable		Impairment
			Identical Assets	Inputs	Inputs		Charges (Estimated)
	Carrying Value		(Level 1)	(Level 2)	(Level 3) (1)		Three Months Ended October 29, 2016
Goodwill	$314,405		$—	$—	$184,405		$130,000
Intangible assets	$406,000	(2)	$—	$—	$397,000	(3)	$9,000
Long-lived assets	$52,737		$—	$—	$49,466		$3,271

(1)	See Note 4 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of tradenames relating to North America and Europe, $257,000 and $149,000, respectively.
(3)	Fair Value comprised of tradenames relating to North America and Europe, $253,000 and $144,000, respectively.

During the three months ended October 29, 2016, goodwill with a carrying value of $314.4 million was written down to its fair value of $184.4 million, resulting in an impairment charge of $130.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the three months ended October 29, 2016, tradenames with a carrying value of $406.0 million were written down to their fair value of $397.0 million, resulting in an impairment charge of $9.0 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the three months ended October 29, 2016, long-lived assets held and used with a carrying value of $52.7 million were written down to their fair value of $49.5 million, resulting in an impairment charge of $3.3 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

For goodwill, intangible assets and long-lived assets, see Note 4 – Impairment Charges.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, current liabilities and long-term debt. Cash and cash equivalents, accounts receivable and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt was approximately $1.26 billion as of October 28, 2017, compared to a carrying value of $2.12 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.09 billion as of January 28, 2017, compared to a carrying value of $2.15 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

4.	Impairment Charges

The Company recorded estimated non-cash impairment charges for the three months ended October 29, 2016. No impairment charges were recorded for the three and nine months ended October 28, 2017. (in thousands):

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

During the third quarter of Fiscal 2016, declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances had adversely affected our results of operations. Generally, the Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. However, during the third quarter of Fiscal 2016, the Company considered the impact the economic conditions had on its business as an indicator under ASC Topic 350, Intangibles – Goodwill and Other, that a reduction in its goodwill fair value may have occurred.

Accordingly, the Company performed its test for goodwill impairment following the two-step process defined in ASC Topic 350. During testing under Step 1 of ASC Topic 350, management determined the fair value of the Europe reporting unit was less than its carrying value. Given the timing of the Step 1 analysis and complexities inherent in the Step 2 calculation, management recorded a preliminary estimate of the goodwill impairment charge. Accordingly, management utilized Step 1 of the test to determine the extent of the goodwill impairment and concluded the carrying value of the goodwill of the Europe reporting unit was impaired by $130.0 million. As a result, the Company recorded a preliminary estimated non-cash impairment charge of $130.0 million in the third quarter of 2016, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During the fourth quarter of Fiscal 2016, the Company completed its Step 2 testing and, accordingly, adjusted the preliminary estimated goodwill impairment charges recorded in the third quarter of Fiscal 2016, by recording an additional goodwill impairment charge of $39.3 million.

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

5.	Debt

Debt as of October 28, 2017 and January 28, 2017 included the following components (in thousands):

	October 28, 2017	January 28, 2017
Current portion of long-term debt:
10.5% Senior subordinated notes due 2017	$—	$18,420
Unamortized debt issuance cost	—	(15)

Total current portion of long-term debt, net	$—	$18,405

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$40,000	$40,000
Claire’s Gibraltar Intermediate secured term loan due 2019	51,200	50,000
9.0% Senior secured first lien notes due 2019 (1)	1,129,410	1,131,619
8.875% Senior secured second lien notes due 2019	222,300	222,300
6.125% Senior secured first lien notes due 2020	210,000	210,000
7.75% Senior notes due 2020	216,742	216,742
9.0% Claire’s Stores term loan due 2021	31,804	30,933
9.0% CLSIP term loan due 2021	103,356	100,525
9.0% Claire’s Gibraltar term loan due 2021	47,701	46,394
Adjustment to carrying value	71,781	86,296
Unamortized debt issuance costs	(11,333)	(16,156)

Total long-term debt, net	$2,112,961	$2,118,653

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$71,000	$6,200
Unamortized debt issuance costs	(1,393)	(2,275)

Total revolving credit facility, net	$69,607	$3,925

Obligation under capital lease (including current portion)	$16,475	$16,712

(1)	Amount includes unamortized premium of $4,410 and $6,619 as of October 28, 2017 and January 28, 2017, respectively.

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“CLSIP ”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“Claire’s Gibraltar” and together with the Company and CLSIP, the “Offerors”) completed an offer to exchange (the “Exchange Offer”) the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), (ii) 7.750% Senior Notes due 2020 (the “Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), for (i) Senior Secured Term Loans maturing 2021 of the Company (“Claire’s Stores Term Loans”), (ii) Senior Secured Term Loans maturing 2021 of CLSIP (“CLSIP Term Loans”) and (iii) Senior Term Loans maturing 2021 of Claire’s Gibraltar (“Claire’s Gibraltar Term Loans” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “Term Loans”).

On September 20, 2016, the Offerors accepted from non-affiliate holders approximately $227.7 million aggregate principal amount of Second Lien Notes, approximately $103.3 million aggregate principal amount of Unsecured Notes and approximately $0.7 million aggregate principal amount of Subordinated Notes in exchange for approximately $20.4 million aggregate principal amount of Claire’s Stores Term Loans, approximately $66.3 million aggregate principal amount of CLSIP Term Loans and approximately $30.6 million aggregate principal amount of Claire’s Gibraltar Term Loans and entered into the respective term loan agreements providing for each of the Term Loans.

Claire’s Inc., the parent of the Company (“Parent”) owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with Parent, the “Affiliated Holders”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “PIK Subordinated Notes”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent, and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “Affiliated Holder Exchange”). On September 20, 2016, the Offerors accepted from the Affiliated Holders approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

The following is a summary of our Exchange Offer (in thousands):

Three Months
Ended
October 29, 2016
Reduction in carrying value of debt exchange	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of unamortized debt issuance costs, plus professional fees incurred	(11,843)
Adjustment to carrying value of debt	(86,296)

$318,017

As part of the transaction, we recorded an adjustment to carrying value for the debt issued in the Exchange Offer. The adjustment to carrying value of debt represents the interest to be paid in cash on the Term Loans issued in the Exchange Offer through the maturity date of those Term Loans. This amount increased the Company’s carrying value of debt by $86.3 million. Such amount will be reduced in the future years as scheduled interest is paid on those Term Loans.

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

As of October 28, 2017, we had $71.0 million of borrowings, which together with the $4.0 million of letters of credit outstanding, reduces the borrowing availability to $0.0 million.

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

As of October 28, 2017, no borrowings were outstanding under the U.S. Credit Facility.

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

Certain of these covenants in the indentures governing the Company’s note indebtedness, such as limitations on the Company’s ability to make certain payments such as dividends, or incur debt, will no longer apply if the notes have investment grade ratings from both of the rating agencies of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Group (“S&P”) and no event of default has occurred. Since the date of issuance of the notes, the notes have not received investment grade ratings from Moody’s or S&P. Accordingly, all of the covenants under the notes currently apply to the Company. None of the covenants under the notes, however, require the Company to maintain any particular financial ratio or other measure of financial performance.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $1.9 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of October 28, 2017, there was a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

7.	Accumulated Other Comprehensive Loss

The following summary sets forth the components of accumulated other comprehensive loss, net of tax as follows (in thousands, net of tax):

Total (1)
Balance as of January 28, 2017	$(51,881)
Other comprehensive income	11,314

Balance as of October 28, 2017	$(40,567)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments.

8.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the nine months ended October 28, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding as of January 28, 2017	3,125,062	$5.67
Options granted	239,200	$0.56
Options exercised	—
Options forfeited	(33,913)	$7.46
Options expired	(57,987)	$9.51

Outstanding as of October 28, 2017	3,272,362	$5.21	4.2

Options vested and expected to vest as of October 28, 2017	3,071,907	$5.41	4.1

Exercisable as of October 28, 2017	1,734,786	$6.89	3.5

The weighted average grant date fair value of options granted during the nine months ended October 28, 2017 and October 29, 2016 was $0.19 and $0.33, respectively.

Stock-based compensation expense (benefit) is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

9.	Income Taxes

The effective income tax rate was (12.8)% and (10.0)% for the three and nine months ended October 28, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate and the exclusion of losses for certain countries for which no tax benefit is recognized.

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

10.	Related Party Transactions

Indebtedness

As discussed, above in Note 5, the Apollo Funds and Parent completed the Affiliated Holder Exchange on September 20, 2016. As of October 28, 2017 and January 28, 2017, Parent and affiliates held $65.6 million and $60.6 million, respectively, of the Company’s indebtedness. For the three and nine months ended October 28, 2017 and October 29, 2016, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $0.0 million, $0.0 million, $3.6 million and $16.0 million, respectively. Interest on the debt held as of October 28, 2017 is payable in kind.

Management Services Agreement

On June 6, 2017, the Company and Parent entered into an Amended and Restated Management Services Agreement (the “Management Services Agreement”) with Apollo Management VI, L.P. (“Apollo”), Cowen & Co., LLC, as successor to Tri-Artisan Capital Partners, LLC (“TACP”), (“Cowen”, and together with Apollo, the “Managers”) and TACP Investments – Claire’s LLC (“TACPI”). The Management Services Agreement supersedes, amends and entirely restates the Management Services Agreement, dated as of May 29, 2007 by and among the Company, Parent, Apollo, TACP and TACPI (“the Original Agreement”). Under the Management Service Agreement, the Managers have agreed to provide to the Company certain investment banking, management, consulting and financial planning services on an ongoing basis. The Managers will receive no fee for these services, but will be reimbursed by the Company for their out-of-pocket expenses. In the prior Management Services Agreement, the Managers were paid a $3.0 million fee annually. In addition, under the Management Services Agreement, the Managers have agreed to provide to the Company certain financial advisory and investment banking services from time-to-time in connection with major financial transactions that may be undertaken by the Company or its subsidiaries in exchange for normal and customary fees as agreed by the Managers (or their affiliates) and the Company and Parent, taking into consideration all relevant factors. Under the Management Services Agreement, the Company and Parent have also agreed to provide the Managers (and their affiliates) with customary indemnification. The Management Services Agreement will terminate upon the earliest to occur of May 29, 2025 or the occurrence of certain termination events specified therein.

In addition, on June 6, 2017, the Company and Cowen entered into a letter agreement (the “Cowen Management Agreement”) pursuant to which Cowen agreed to provide the Company with certain financial advisory and investment banking services on a month-to-month basis. In return for such services, the Company agreed to pay Cowen a monthly cash fee of $32,000, payable at the beginning of each month, and in addition, to reimburse Cowen for all reasonable out-of-pocket expenses. The Company also agreed to provide Cowen (and its affiliates) with a customary indemnification. Both Cowen and the Company had the right to terminate the Cowen Management Agreement at any time during its term on 30 days prior written notice. While in effect, the terms of the Cowen Management Agreement were to govern in the event of any conflict between the Cowen Management Agreement and the terms of the Management Services Agreement referred to above. On September 1, 2017, the Company elected to terminate the Cowen Management Agreement effective as of September 30, 2017.

11.	Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within its North America segment. The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within its Europe segment. Substantially all of the interest expense on the Company’s outstanding debt is recorded in the Company’s North America segment.

Net sales, depreciation and amortization and operating income for the three and nine months ended October 28, 2017 and October 29, 2016 are as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales:
North America	$194,705	$192,885	$586,698	$586,965
Europe	119,879	119,156	344,144	341,895

Total net sales	314,584	312,041	930,842	928,860

Depreciation and amortization:
North America	6,673	8,641	20,803	26,073
Europe	4,082	5,420	12,045	15,844

Total depreciation and amortization	10,755	14,061	32,848	41,917

Operating income for reportable segments:
North America	22,777	15,501	64,793	56,256
Europe	7,000	6,582	27,364	7,253

Total operating income for reportable segments	29,777	22,083	92,157	63,509
Impairment of assets	—	142,271	—	142,271
Severance and transaction-related costs	335	205	867	1,903

Consolidated operating income (loss)	29,442	(120,393)	91,290	(80,665)
Gain on early debt extinguishment	—	317,323	—	317,323
Interest expense, net	43,229	47,101	130,203	157,803

Consolidated (loss) income before income tax expense (benefit)	$(13,787)	$149,829	$(38,913)	$78,855

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.0 million and $0.0 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and $0.3 million and $1.3 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. For the three and nine months ended October 29, 2016, North America operating income also excludes impairment charges of $4.0 million, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $0.2 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and $0.6 million and $0.6 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. For the three and nine months ended October 29, 2016, Europe operating income also excludes impairment charges of $138.3 million, respectively.

12.	Supplemental Financial Information

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 12 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions, including CLSIP LLC and CLSIP Holdings LLC). As of October 28, 2017, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

October 28, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,592	$3,891	$17,336	$—	$25,819
Inventories	—	87,783	70,044	—	157,827
Prepaid expenses	1,095	1,127	14,533	—	16,755
Other current assets	117	15,466	11,654	—	27,237

Total current assets	5,804	108,267	113,567	—	227,638

Property and equipment:
Furniture, fixtures and equipment	5,817	138,551	80,988	—	225,356
Leasehold improvements	1,315	183,618	117,109	—	302,042

	7,132	322,169	198,097	—	527,398
Accumulated depreciation and amortization	(5,669)	(255,363)	(145,525)	—	(406,557)

	1,463	66,806	52,572	—	120,841

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,990)	—	—	(6,990)

	—	11,065	—	—	11,065

Intercompany receivables	—	366,175	112,336	(478,511)	—
Investment in subsidiaries	1,651,509	(44,059)	—	(1,607,450)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,694	201,055	(84,634)	454,215
Other assets	1,144	4,102	37,099	—	42,345

	1,840,753	1,463,429	495,548	(2,170,595)	1,629,135

Total assets	$1,848,020	$1,649,567	$661,687	$(2,170,595)	$1,988,679

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$892	$26,003	$53,992	$—	$80,887
Income taxes payable	—	103	5,658	—	5,761
Accrued interest payable	23,843	—	236	—	24,079
Accrued expenses and other current liabilities	11,052	33,540	40,902	—	85,494

Total current liabilities	35,787	59,646	100,788	—	196,221

Intercompany payables	478,511	—	—	(478,511)	—
Long-term debt, net	1,812,724	143,929	156,308	—	2,112,961
Revolving credit facility, net	69,607	—	—	—	69,607
Obligation under capital lease	—	16,082	—	—	16,082
Deferred tax liability	—	93,554	5,580	—	99,134
Deferred rent expense	—	22,662	11,315	—	33,977
Unfavorable lease obligations and other long-term liabilities	—	9,306	—	—	9,306

	2,360,842	285,533	173,203	(478,511)	2,341,067

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,686	1,520,543	766,993	(2,287,536)	630,686
Accumulated other comprehensive income (loss), net of tax	(40,567)	(4,282)	(36,524)	40,806	(40,567)
Accumulated deficit	(1,138,728)	(212,240)	(342,775)	555,015	(1,138,728)

	(548,609)	1,304,388	387,696	(1,692,084)	(548,609)

Total liabilities and stockholder’s equity (deficit)	$1,848,020	$1,649,567	$661,687	$(2,170,595)	$1,988,679

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$3,005	$49,749	$—	$55,792
Inventories	—	74,307	55,932	—	130,239
Prepaid expenses	463	1,397	12,782	—	14,642
Other current assets	—	14,281	10,989	—	25,270

Total current assets	3,501	92,990	129,452	—	225,943

Property and equipment:
Furniture, fixtures and equipment	5,817	137,382	75,605	—	218,804
Leasehold improvements	1,315	183,910	112,411	—	297,636

	7,132	321,292	188,016	—	516,440
Accumulated depreciation and amortization	(5,121)	(244,158)	(132,696)	—	(381,975)

	2,011	77,134	55,320	—	134,465

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,313)	—	—	(6,313)

	—	11,742	—	—	11,742

Intercompany receivables	—	288,796	61,125	(349,921)	—
Investment in subsidiaries	1,541,321	(43,213)	—	(1,498,108)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,804	201,686	(84,634)	454,956
Other assets	1,066	4,342	35,117	—	40,525

	1,730,487	1,387,246	442,986	(1,932,663)	1,628,056

Total assets	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$18,405	$—	$—	$—	$18,405
Trade accounts payable	1,719	21,048	46,964	—	69,731
Income taxes payable	—	1,160	4,923	—	6,083
Accrued interest payable	52,667	—	599	—	53,266
Accrued expenses and other current liabilities	14,474	33,517	39,155	—	87,146

Total current liabilities	87,265	55,725	91,641	—	234,631

Intercompany payables	349,923	—	—	(349,923)	—
Long-term debt, net	1,812,208	149,302	157,143	—	2,118,653
Revolving credit facility, net	3,925	—	—	—	3,925
Obligation under capital lease	—	16,388	—	—	16,388
Deferred tax liability	—	93,554	5,701	—	99,255
Deferred rent expense	—	23,424	10,876	—	34,300
Unfavorable lease obligations and other long-term liabilities	—	10,373	3	—	10,376

	2,166,056	293,041	173,723	(349,923)	2,282,897

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,496	1,520,544	766,993	(2,287,537)	630,496
Accumulated other comprehensive income (loss), net of tax	(51,881)	(5,187)	(47,062)	52,249	(51,881)
Accumulated deficit	(1,095,937)	(295,378)	(357,539)	652,917	(1,095,937)

	(517,322)	1,220,346	362,394	(1,582,740)	(517,322)

Total liabilities and stockholder’s equity (deficit)	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended October 28, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$177,592	$136,992	$—	$314,584
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,283	87,140	71,669	—	162,092

Gross profit (deficit)	(3,283)	90,452	65,323	—	152,492

Other expenses:
Selling, general and administrative	5,519	58,360	51,457	—	115,336
Depreciation and amortization	176	6,028	4,551	—	10,755
Severance and transaction-related costs	(25)	2	358	—	335
Other income, net	(3,257)	(9)	(110)	—	(3,376)

	2,413	64,381	56,256	—	123,050

Operating income (loss)	(5,696)	26,071	9,067	—	29,442
Interest expense, net	39,983	533	2,713	—	43,229

Income (loss) before income taxes	(45,679)	25,538	6,354	—	(13,787)
Income tax expense (benefit)	—	308	1,450	—	1,758

Income (loss) from continuing operations	(45,679)	25,230	4,904	—	(15,545)
Equity in earnings (loss) of subsidiaries	30,134	1,783	—	(31,917)	—

Net income (loss)	(15,545)	27,013	4,904	(31,917)	(15,545)
Foreign currency translation adjustments	(552)	(404)	994	(590)	(552)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(2,175)	(702)	(1,568)	2,270	(2,175)

Other comprehensive income (loss)	(2,727)	(1,106)	(574)	1,680	(2,727)

Comprehensive income (loss)	$(18,272)	$25,907	$4,330	$(30,237)	$(18,272)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended October 29, 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$176,923	$135,118	$—	$312,041
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,163	92,929	70,741	—	166,833

Gross profit (deficit)	(3,163)	83,994	64,377	—	145,208

Other expenses:
Selling, general and administrative	5,680	57,200	50,084	—	112,964
Depreciation and amortization	250	7,852	5,959	—	14,061
Impairment of assets	4,000	—	138,271	—	142,271
Severance and transaction-related costs	(7)	7	205	—	205
Other (income) expense	(2,305)	(1,380)	(215)	—	(3,900)

	7,618	63,679	194,304	—	265,601

Operating income (loss)	(10,781)	20,315	(129,927)	—	(120,393)
Gain on early debt extinguishment	317,323	—	—		317,323
Interest expense, net	45,796	548	757	—	47,101

Income (loss) before income taxes	260,746	19,767	(130,684)	—	149,829
Income tax expense (benefit)	—	(915)	166	—	(749)

Income (loss) from continuing operations	260,746	20,682	(130,850)	—	150,578
Equity in earnings (loss) of subsidiaries	(110,168)	595	—	109,573	—

Net income (loss)	150,578	21,277	(130,850)	109,573	150,578
Foreign currency translation adjustments	(1,600)	(161)	(378)	539	(1,600)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(4,238)	(595)	(4,273)	4,868	(4,238)

Other comprehensive income (loss)	(5,838)	(756)	(4,651)	5,407	(5,838)

Comprehensive income (loss)	$144,740	$20,521	$(135,501)	$114,980	$144,740

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Nine Months Ended October 28, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$540,530	$390,312	$—	$930,842
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	9,462	263,203	202,798	—	475,463

Gross profit (deficit)	(9,462)	277,327	187,514	—	455,379

Other expenses:
Selling, general and administrative	17,239	174,362	147,021	—	338,622
Depreciation and amortization	548	18,733	13,567	—	32,848
Severance and transaction-related costs	209	75	583	—	867
Other income, net	(6,112)	(313)	(1,823)	—	(8,248)

	11,884	192,857	159,348	—	364,089

Operating income (loss)	(21,346)	84,470	28,166	—	91,290
Interest expense, net	120,324	1,594	8,285	—	130,203

Income (loss) before income taxes	(141,670)	82,876	19,881	—	(38,913)
Income tax expense (benefit)	—	(635)	4,513	—	3,878

Income (loss) from continuing operations	(141,670)	83,511	15,368	—	(42,791)
Equity in earnings (loss) of subsidiaries	98,879	(374)	—	(98,505)	—

Net income (loss)	(42,791)	83,137	15,368	(98,505)	(42,791)
Foreign currency translation adjustments	4,015	264	2,635	(2,899)	4,015
Net gain (loss) on intra-entity foreign currency transactions, net of tax	7,299	641	7,903	(8,544)	7,299

Other comprehensive income (loss)	11,314	905	10,538	(11,443)	11,314

Comprehensive income (loss)	$(31,477)	$84,042	$25,906	$(109,948)	$(31,477)

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

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 28, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(42,791)	$83,137	$15,368	$(98,505)	$(42,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(98,879)	374	—	98,505	—
Depreciation and amortization	548	18,733	13,567	—	32,848
Amortization of lease rights and other assets	—	—	3,177	—	3,177
Amortization of debt issuance costs	5,661	—	801	—	6,462
Accretion of debt premium	(2,209)	—	—	—	(2,209)
Non-cash pay-in-kind interest expense	—	—	1,200	—	1,200
Net accretion of unfavorable lease obligations	—	(49)	2	—	(47)
Loss on sale/retirement of property and equipment, net	—	153	8	—	161
Stock-based compensation expense (benefit)	172	—	18	—	190
(Increase) decrease in:
Inventories	—	(13,476)	(9,629)	—	(23,105)
Prepaid expenses	(632)	270	248	—	(114)
Other assets	(191)	(955)	(298)	—	(1,444)
Increase (decrease) in:
Trade accounts payable	(828)	5,249	5,079	—	9,500
Income taxes payable	—	(1,046)	1,199	—	153
Accrued interest payable	(28,824)	—	(362)	—	(29,186)
Accrued expenses and other liabilities	(3,422)	(983)	(376)	—	(4,781)
Deferred income taxes	—	—	(1,108)	—	(1,108)
Deferred rent expense	—	(763)	(311)	—	(1,074)

Net cash provided by (used in) operating activities	(171,395)	90,644	28,583	—	(52,168)

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,097)	(4,917)	—	(13,014)
Acquisition of intangible assets/lease rights	—	(48)	—	—	(48)

Net cash used in investing activities	—	(8,145)	(4,917)	—	(13,062)

Cash flows from financing activities:
Proceeds from revolving credit facilities	118,000	—	—	—	118,000
Payments on revolving credit facilities	(53,200)	—	—	—	(53,200)
Payment on current portion of long-term debt	(18,420)	—	—	—	(18,420)
Payments of unamortized interest related to long-term debt	(1,653)	(5,373)	(2,480)	—	(9,506)
Payment of debt issuance costs	(384)	—	(358)	—	(742)
Principal payments on capital lease	—	(236)	—	—	(236)
Intercompany activity, net	128,606	(77,380)	(51,226)	—	—

Net cash provided by (used in) financing activities	172,949	(82,989)	(54,064)	—	35,896

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	1,376	(2,015)	—	(639)

Net increase (decrease) in cash and cash equivalents	1,554	886	(32,413)	—	(29,973)
Cash and cash equivalents, at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents, at end of period	$4,592	$3,891	$17,336	$—	$25,819

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

We are highly leveraged, with significant debt service obligations. As of October 28, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion, with maturities ranging from 2019 to 2021. See Note 5 – Debt, in the Notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a summary of our outstanding indebtedness as of October 28, 2017, and Note 6 – Debt, in the Notes to Audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 28, 2017 filed with the Securities and Exchange Commission, for a description of our existing debt, debt agreements, and Exchange Offer.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of October 28, 2017, we operated a total of 2,638 company-operated stores of which 1,602 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,036 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. As of October 28, 2017, we also had a total of 929 concession stores, of which 402 were located in the United States and Canada (North America segment) and 527 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of October 28, 2017, we also franchised 653 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Romania, Martinique, Pakistan, Thailand, Southern Africa, Russia, Ecuador, Curacao and Chile. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The franchise fees we charge under the franchising agreements are reported in “Other income, net” (North America segment) in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Financial activity for the three and nine months ended October 28, 2017 includes the following:

•	Net sales increase of 0.8% and increase of 0.2%; respectively;

•	Same store sales percentages;

	Three Months Ended October 28, 2017	Nine Months Ended October 28, 2017
Consolidated	1.1%	2.7%
North America	2.4%	1.8%
Europe	(1.0)%	4.3%

• Gross profit percentage increase	200 basis points	230 basis points
• Operating income margin	9.4%	9.8%

Operational activity for the three and nine months ended October 28, 2017 includes the following:

Store Activity Openings (Closings):	Three Months Ended October 28, 2017		Nine Months Ended October 28, 2017
	Opened	Closed(1)	Opened	Closed(1)
Company-operated	—	(22)	1	(73)
Concession	75	(6)	83	(87)
Franchise	14	(11)	90	(40)

Total	89	(39)	174	(200)

(1)	Due to underperformance or lease renewal terms that did not meet our criteria.

A summary of our consolidated results of operations for the three and nine months ended October 28, 2017 and October 29, 2016 are as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	October 28, 2017	October 29, 2016
Net sales	$314,584	$312,041
Increase (decrease) in same store sales	1.1%	(1.6)%
Gross profit percentage	48.5%	46.5%
Selling, general and administrative expenses as a percentage of net sales	36.7%	36.2%
Depreciation and amortization as a percentage of net sales	3.4%	4.5%
Impairment of assets	$—	$142,271
Operating income (loss)	$29,442	$(120,393)
Gain on early extinguishment of debt	$—	$317,323
Net (loss) income	$(15,545)	$150,578
Number of company-operated stores at the end of the period	2,638	2,769
Number of concession stores at the end of the period	929	935

	Nine Months	Nine Months
	Ended	Ended
	October 28, 2017	October 29, 2016
Net sales	$930,842	$928,860
Increase (decrease) in same store sales	2.7%	(4.2)%
Gross profit percentage	48.9%	46.6%
Selling, general and administrative expenses as a percentage of net sales	36.4%	35.9%
Depreciation and amortization as a percentage of net sales	3.5%	4.5%
Impairment of assets	$—	$142,271
Operating income (loss)	$91,290	$(80,665)
Gain on early extinguishment of debt	$—	$317,323
Net (loss) income	$(42,791)	$79,743
Number of company-operated stores at the end of the period	2,638	2,769
Number of concession stores at the end of the period	929	935

Net sales

Net sales for the three months ended October 28, 2017 increased $2.5 million, or 0.8%, from the three months ended October 29, 2016. The increase was attributable to a favorable foreign currency translation effect of our non-U.S. net sales of $6.3 million, an increase in same store sales of $3.1 million and an increase in new concession and company-operated store sales of $2.9 million, partially offset by the effect of store closures of $9.5 million and decreased sales to franchisees of $0.3 million. Sales would have decreased 1.1% excluding the impact from foreign currency exchange rate changes.

Net sales for the nine months ended October 28, 2017 increased $2.0 million, or 0.2%, from the nine months ended October 29, 2016. The increase was attributable to an increase in same store sales of $23.9 million and an increase in new concession store sales and company-operated store sales of $11.8 million, partially offset by the effect of store closures of $28.9 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $3.1 million and decreased shipments to franchisees of $1.7 million. Sales would have increased 0.6% excluding the impact of foreign currency exchange rate changes.

For the three months ended October 28, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 5.9%, partially offset by a decrease in average number of transactions per store of 3.8%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the nine months ended October 28, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.4%, partially offset by a decrease in average number of transactions per store of 3.8%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Jewelry	45.5	46.5	47.6	47.5
Accessories	54.5	53.5	52.4	52.5

	100.0	100.0	100.0	100.0

Gross profit

In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center and depreciation and amortization expense. These costs are included instead in “Selling, general and administrative” expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Other retail companies may include these costs in cost of sales, so our gross profit percentages may not be comparable to those retailers.

During the three months ended October 28, 2017, gross profit percentage increased 200 basis points to 48.5% compared to 46.5% during the three months ended October 29, 2016. The increase in gross profit percentage consisted of a 120 basis point increase in merchandise margin and a 90 basis point decrease in occupancy, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from higher initial markup and lower markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

During the nine months ended October 28, 2017, gross profit percentage increased 230 basis points to 48.9% compared to 46.6% during the nine months ended October 29, 2016. The increase in gross profit percentage consisted of a 120 basis point increase in merchandise margin and by a 120 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from higher initial markup and lower markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

Selling, general and administrative expenses

During the three months ended October 28, 2017, selling, general and administrative expenses increased $2.4 million, or 2.1%, compared to the three months ended October 29, 2016. As a percentage of net sales, selling, general and administrative expenses increased 50 basis points compared to the three months ended October 29, 2016. Excluding an unfavorable $2.3 million foreign currency translation effect, selling, general, and administrative expenses would have increased $0.1 million.

During the nine months ended October 28, 2017, selling, general and administrative expenses increased $5.6 million, or 1.7%, compared to the nine months ended October 29, 2016. As a percentage of net sales, selling, general and administrative expenses increased 50 basis points compared to the nine months ended October 29, 2016. Excluding a favorable $1.7 million foreign currency translation effect, selling, general, and administrative expenses would have increased $7.3 million. Excluding the foreign currency translation effect, the increase was primarily due to increased compensation-related expense, including concession store commission expense and store incentive compensation.

Depreciation and amortization expense

During the three months ended October 28, 2017, depreciation and amortization expense decreased $3.3 million to $10.8 million compared to $14.1 million for the three months ended October 29, 2016. Excluding an unfavorable $0.2 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $3.5 million. The decrease is primarily due to store closings.

During the nine months ended October 28, 2017, depreciation and amortization expense decreased $9.1 million to $32.8 million compared to $41.9 million for the nine months ended October 29, 2016. Excluding a favorable $0.2 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $8.9 million. The decrease is primarily due to store closings.

Impairment charges

During the third quarter of Fiscal 2016, declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances had adversely affected our results of operations. We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. The impairment test conducted in the third quarter of Fiscal 2016 resulted in the recognition of preliminary estimated non-cash impairment charges of $130.0 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively. During the fourth quarter of Fiscal 2016, the Company completed its Step 2 testing and, accordingly, adjusted the preliminary estimated goodwill impairment charges recorded in the third quarter of Fiscal 2016, by recording an additional goodwill impairment charge of $39.3 million. See Note 4 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Gain on early debt extinguishment

The Company recorded a gain on early extinguishment of debt related to the Exchange Offer in the three months ended October 29, 2016 as follows (in thousands): There were no early debt extinguishment activities during the three and nine months ended October 28, 2017.

Three Months
Ended
October 29, 2016
Reduction in carrying value of debt exchange	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of unamortized debt issuance costs, plus professional fees incurred	(11,843)
Adjustment to carrying value of debt	(86,296)

$318,017

During the three months ended October 29, 2016, the Company recognized a $694 loss on early debt extinguishment attributed to the write-off of unamortized debt financing costs associated with the replacement of the former U.S. Credit Facility with the ABL Credit Facility.

Other income, net

The following is a summary of other income activity for the three and nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Royalty income	$(2,477)	$(2,576)	$(7,754)	$(5,208)
Foreign currency exchange loss (gain), net	(899)	(1,021)	(489)	23
Gain on sale of assets	—	(303)	—	(303)
Other income	—	—	(5)	(5)

	$(3,376)	$(3,900)	$(8,248)	$(5,493)

Interest expense, net

During the three months ended October 28, 2017, net interest expense aggregated $43.2 million compared to $47.1 million for the three months ended October 29, 2016. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer consummated in September 2016 and the extinguishment of the 10.5% Senior Subordinated Notes in the quarter ended April 29, 2017.

During the nine months ended October 28, 2017, net interest expense aggregated $130.2 million compared to $157.8 million for the nine months ended October 29, 2016. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer consummated in September 2016 and the extinguishment of the 10.5% Senior Subordinated Notes in the quarter ended April 29, 2017.

Income taxes

The effective income tax rate for the three and nine months ended October 28, 2017 was (12.8)% and (10.0)% compared to (0.5)% and (1.1)% for the three and nine months ended October 29, 2016. These effective income tax rates differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate, the exclusion of losses for certain countries for which no tax benefit is recognized and the exclusion of the gain on extinguishment of debt from taxable income.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$194,705	$192,885	$586,698	$586,965
Increase (decrease) in same store sales	2.4%	(1.0)%	1.8%	(2.0)%
Gross profit percentage	49.6%	46.3%	49.8%	47.5%
Number of company-operated stores at the end of the period	1,602	1,688	1,602	1,688
Number of concession stores at the end of the period	402	333	402	333

During the three months ended October 28, 2017, net sales in North America increased $1.8 million, or 0.9%, from the three months ended October 29, 2016. The increase was attributable to an increase in same stores sales of $4.4 million, an increase in new concession store sales and company-operated store sales of $3.1 million and a favorable foreign currency translation effect of our non-U.S. net sales of $0.9 million, partially offset by the effect of store closures of $6.3 million and decreased sales to franchisees of $0.3 million. Sales would have increased 0.5% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 28, 2017, net sales in North America decreased $0.3 million, or 0.0%, from the nine months ended October 29, 2016. The decrease was attributable to the effect of store closures of $19.2 million and decreased sales to franchisees of $1.7 million, partially offset by an increase in new concession store sales and company-operated store sales of $10.4 million, an increase in same store sales of $9.7 million and a favorable foreign currency translation effect of our non-U.S. net sales of $0.5 million. Sales would have decreased 0.1% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 28, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.4%, partially offset by a decrease in average number of transactions per store of 4.8%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the nine months ended October 28, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.3%, partially offset by a decrease in average number of transactions per store of 6.0%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended October 28, 2017, gross profit percentage increased 330 basis points to 49.6% compared to 46.3% during the three months ended October 29, 2016. The increase in gross profit percentage consisted of an increase in merchandise margin of 180 basis points and by a 160 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from initial markup and lower freight costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

During the nine months ended October 28, 2017, gross profit percentage increased 230 basis points to 49.8% compared to 47.5% during the nine months ended October 29, 2016. The increase in gross profit percentage consisted of an increase in merchandise margin of 140 basis points and by a 100 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The increase in merchandise margin percentage resulted primarily from lower markdowns and higher trade discounts. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Jewelry	51.8	52.7	54.0	53.3
Accessories	48.2	47.3	46.0	46.7

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$119,879	$119,156	$344,144	$341,895
Increase (decrease) in same store sales	(1.0)%	(2.5)%	4.3%	(7.6)%
Gross profit percentage	46.7%	47.0%	47.4%	45.2%
Number of company-operated stores at the end of the period	1,036	1,081	1,036	1,081
Number of concession stores at the end of the period	527	602	527	602

During the three months ended October 28, 2017, net sales in Europe increased $0.7 million, or 0.6%, from the three months ended October 29, 2016. The increase was attributable to a favorable foreign currency translation effect of our non-U.S. net sales of $5.4 million and an increase in company-operated store sales of $0.1 million, partially offset by the effect of store closures of $3.5 million and a decrease in same store sales of $1.3 million. Sales would have decreased 3.7% excluding the impact from foreign currency exchange rate changes.

During the nine months ended October 28, 2017, net sales in Europe increased $2.2 million, or 0.7%, from the nine months ended October 29, 2016. The increase was attributable to an increase in same store sales of $14.2 million and an increase in new concession store sales and company-operated store sales of $1.4 million, partially offset by the effect of store closures of $9.7 million and an unfavorable foreign currency translation effect of our non-U.S. net sales of $3.7 million. Sales would have increased 1.7% excluding the impact from foreign currency exchange rate changes.

For the three months ended October 28, 2017, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 2.6%, partially offset by an increase in average transaction value of 2.4%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the nine months ended October 28, 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.1%, partially offset by a decrease in average number of transactions per store of 1.0%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended October 28, 2017, gross profit percentage decreased 30 basis points to 46.7% compared to 47.0% during the three months ended October 29, 2016. The decrease in gross profit percentage consisted of a 50 basis point increase in occupancy costs, partially offset by a 20 basis point increase in merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the deleveraging effect of a decrease in same store sales. The increase in merchandise margin percentage resulted primarily from lower markdowns, partially offset by higher freight costs and unfavorable foreign currency exchange rates. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

During the nine months ended October 28, 2017, gross profit percentage increased 220 basis points to 47.4% compared to 45.2% during the nine months ended October 29, 2016. The increase in gross profit percentage consisted of a 130 basis point decrease in occupancy costs, an 80 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher initial markup, partially offset by unfavorable foreign currency exchange rates.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Product Category	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Jewelry	35.5	36.6	36.9	37.7
Accessories	64.5	63.4	63.1	62.3

	100.0	100.0	100.0	100.0

Liquidity and Capital Resources

We are highly leveraged, with significant debt service obligations. As of October 28, 2017, we reported net debt (total debt less cash and cash equivalents) of approximately $2.2 billion with maturities ranging from 2019 through 2021. Repayment of our debt as it matures beginning in 2019 will require refinancing, and we cannot make assurances that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of our indebtedness.

We completed the Exchange Offer to reduce our outstanding indebtedness and improve liquidity through the reduction of cash interest expense. After the Exchange Offer, the Company’s outstanding debt was reduced by approximately $396 million and debt maturities were extended.

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

A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended October 28, 2017 and October 29, 2016 is outlined in the table below (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 28, 2017	October 29, 2016
Operating activities	$(52,168)	$(83,617)
Investing activities	(13,062)	(12,158)
Financing activities	35,896	124,594

Cash flows from operating activities

For the nine months ended October 28, 2017, cash used in operations decreased $31.4 million compared to the prior year period. The primary reason for the decrease in cash used in operations was an increase in operating income and net other items of $23.7 million and a decrease in working capital of $7.7 million, excluding cash equivalents. For the nine months ended October 29, 2016, cash used in operations decreased $19.8 million compared to the prior year period. The primary reason for the decrease was a decrease in working capital of $27.8 million, partially offset by a decrease in operating income and net other items of $8.0 million, excluding cash equivalents.

Cash flows from investing activities

For the nine months ended October 28, 2017, cash used in investing activities was $13.1 million and consisted of $13.1 million for capital expenditures. For the nine months ended October 29, 2016, cash used in investing activities was $12.2 million and consisted of $12.5 million for capital expenditures, partially offset by proceeds of $0.3 million from the sale of intangible assets. During the remainder of Fiscal 2017, we expect to spend approximately $7.0 million of capital expenditures.

Cash flows from financing activities

For the nine months ended October 28, 2017, cash provided by financing activities was $35.9 million, which consisted primarily of net borrowings of $64.8 million under our ABL Credit Facility, partially offset by payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $9.5 million for unamortized interest related to long-term debt, payment of $0.7 million in financing costs and payment of $0.1 million for a capital lease. For the nine months ended October 29, 2016, cash provided by financing activities was $124.6 million, which consisted primarily of net borrowings of $124.5 million under the revolving credit facilities, capital contribution received from parent of $11.6 million, partially offset by payment of $11.3 million in financing costs and payment of $0.2 million for a capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of October 28, 2017, we had cash of $25.8 million.

In addition, as of October 28, 2017, our foreign subsidiaries held cash and cash equivalents of $17.3 million. During the nine months ended October 28, 2017, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs. During the remainder of Fiscal 2017, we expect a portion of our foreign subsidiaries’ future cash flow generation to be repatriated to the U.S. to meet certain liquidity needs. We are currently accruing U.S. income taxes, net of any foreign tax credit benefit, on all foreign earnings deemed repatriated.

Exchange Offer

On September 20, 2016, the Company, CLSIP LLC, a newly formed subsidiary designated as unrestricted under the Company’s debt agreements (“CLSIP”) and Claire’s (Gibraltar) Holdings Limited, the holding company of the Company’s European operations (“Claire’s Gibraltar ” and together with the Company and CLSIP, the “Offerors”) completed an offer to exchange (the “Exchange Offer”) the Company’s issued and outstanding (i) 8.875% Senior Secured Second Lien Notes due 2019 (the “Second Lien Notes”), (ii) 7.750% Senior Notes due 2020 (the “Unsecured Notes” ) and (iii) 10.500% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), for (i) Senior Secured Term Loans maturing 2021 of the Company (“Claire’s Stores Term Loans”), (ii) Senior Secured Term Loans maturing 2021 of CLSIP (“CLSIP Term Loans”) and (iii) Senior Term Loans maturing 2021 of Claire’s Gibraltar (“Claire’s Gibraltar Term Loans” and together with the Claire’s Stores Term Loans and the CLSIP Term Loans, the “Term Loans”).

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

As of October 28, 2017, we had $71.0 million of borrowings, together with the $4.0 million of letters of credit outstanding, which reduced the borrowing availability to $0.0 million.

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

As of October 28, 2017, no borrowings were outstanding under the U.S. Credit Facility.

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

For a description of our existing debt and debt agreements, see Note 5 – Debt, in the Unaudited Condensed Consolidated Financial Statements. As of October 28, 2017, we were in compliance with the covenants under all existing debt agreements.

See Note 3 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $1.9 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of October 28, 2017, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Management Services Agreement

See Note 10 – Related Party Transactions, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our impairment testing for Fiscal 2016 resulted in the recognition of a non-cash impairment charge to goodwill of $169.3 million, of which $130.0 million was recorded during the three months ended October 29, 2016, as well as impairment charges of $9.0 million and $3.3 million, relating to intangible assets and long-lived assets, respectively. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2017, and we may be required to recognize additional impairment charges at that time or in the future.

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

Cash

We have significant amounts of cash at financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on our deposits. We mitigate this risk by maintaining bank accounts with a group of credit worthy financial institutions.

Interest Rates

As of October 28, 2017, we had fixed rate debt of $2,079.9 million and variable rate debt of $111.0 million. Based on our variable rate balance as of October 28, 2017, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.1 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency options. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing activities in currencies other than local currencies and to the carrying value of our net investments in foreign subsidiaries. As of October 28, 2017, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive (loss) income” are $11.3 million and ($1.5) million, net of tax, reflecting the unrealized gain (loss) on foreign currency translations and intra-entity foreign currency transactions during the nine months ended October 28, 2017 and October 29, 2016, respectively.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, because, of a material weakness in the company’s internal control over financial reporting as described below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of October 28, 2017 because of the existence of the material weakness described below.

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

Management continues to remediate the material weakness referred to above through the design and implementation of additional review procedures which include a more detailed review of the accuracy of inputs included in the calculations used in the Company’s quarterly assessment of its income tax provision.

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

CLAIRE’S STORES, INC.

December 8, 2017	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

December 8, 2017	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document