Form 10-K
period 2018-02-03
CLAIRES STORES INC
filed 2018-04-20
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of April 1, 2018, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

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

From Fiscal 2011 to Fiscal 2013, we refinanced our former bank credit facility and a significant amount of the Merger Notes with the proceeds of additional note issuances (“Refinancing Notes” and collectively with the Merger Notes, “Notes”) and an amended and restated $115 million senior secured revolving credit facility (the “U.S Credit Facility”).

In Fiscal 2016, we completed an exchange offer (the “Exchange Offer”) and certain related transactions pursuant to which (i) approximately $574 million of Notes were exchanged for approximately $178 million of term loans maturing in 2021 of Claire’s Stores and certain subsidiaries (the “Term Loans”) and (ii) the $115 million U.S. Credit Facility was replaced with a new ABL credit facility (the “ABL Credit Facility”) and an amended U.S. Credit Facility in the aggregate amount of $75 million and maturing in 2019 (of which, $40.3 million was undrawn and available as of February 3, 2018), and a $40 million term loan of Claire’s (Gibraltar) Holdings Limited (Claire’s Gibraltar”), the holding company of our European operations (the “Claire’s Gibraltar Credit Facility”). In addition in Fiscal 2016, we refinanced our $50 million European credit facility with a new $50 million term loan facility maturing in 2019 of Claire’s (Gibraltar) Intermediate Holdings Limited (the “Europe Credit Facility”). In Fiscal 2017, we discharged all obligations with respect to our remaining outstanding 10.50% Senior Subordinated Notes due 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – Debt in the Notes to Consolidated Financial Statements for further information on the Exchange Offer and other refinancing transactions.

On March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

In connection with the commencement of the Chapter 11 Cases, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” or the “RSA”), dated as of March 19, 2018, with Apollo Global Management, LLC, the Debtors’ equity sponsor (the “Sponsor”) and certain unaffiliated holders of first lien debt issued by the Company (each, an “Ad Hoc First Lien Holder” and, collectively, the “Ad Hoc First Lien Group” or the “Initial Consenting Holders”), including (i) lenders under that certain ABL Credit Agreement, effective as of September 20, 2016, by and between the Company, as borrower, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch (“Credit

Suisse”), as administrative agent, and the lenders party thereto (as amended, supplemented, or otherwise modified from time to time, the “ABL Credit Agreement”); (ii) lenders under that certain Second Amended and Restated Credit Agreement, effective as of September 20, 2016, by and between the Company, as borrower, the guarantors party thereto, Credit Suisse, as administrative agent, and the lenders party thereto (as amended, supplemented, or otherwise modified from time to time, the “Revolving Credit Facility Agreement”); (iii) lenders under that certain Term Loan Credit Agreement, dated as of September 20, 2016, by and between the Company, as borrower, Wilmington Trust, National Association, as administrative agent and collateral agent, the guarantors party thereto, and the lenders party thereto (as amended, supplemented, or otherwise modified from time to time, the “First Lien Term Loan”); (iv) holders of 9.00% Senior Secured First Lien Notes due 2019 issued pursuant to that certain Senior Secured First Lien Notes Indenture, dated as of February 28, 2012, between the Company (the permitted successor to Claire’s Escrow II Corporation), as issuer, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A. (“Bank of New York”), as trustee and collateral agent (as amended, supplemented, or otherwise modified from time to time, the “9.00% First Lien Notes Indenture”); (v) holders of 6.125% Senior Secured First Lien Notes due 2020 issued pursuant to that certain Senior Secured First Lien Notes Indenture, dated as of March 12, 2013, between the Company, as issuer, the guarantors party thereto, and Bank of New York, as trustee and collateral agent (as amended, supplemented, or otherwise modified from time to time, the “6.125% First Lien Notes Indenture”); (vi) holders of 8.875 % Senior Notes due 2020 issued pursuant to the certain Senior Secured Second Lien Notes Indenture, dated as of March 4, 2011, between the Company (the permitted successor to Claire’s Escrow II Corporation), as issuer, the guarantors party thereto, and Bank of New York, as trustee and collateral agent (as amended, supplemented, or otherwise modified from time to time, the “Claire’s 2L Notes Indenture”); and (vii) holders of 7.775% Senior Notes Due 2020 issued pursuant to the certain Senior Notes Indenture, dated as of May 14, 2013 between the Company, as issuer, the guarantors party thereto, and Bank of New York, as trustee (as amended, supplemented, or otherwise modified from time to time, the “Unsecured Notes Indenture”).

As set forth in the Restructuring Support Agreement (together with the Restructuring Term Sheet attached thereto as Exhibit A (the “RSA Term Sheet”)), the parties to the Restructuring Support Agreement have agreed to the principal terms of a proposed financial restructuring of the Debtors, which will be implemented through a pre-negotiated plan of reorganization (the “Plan”) in conjunction with the Chapter 11 Cases. The Restructuring Support Agreement provides, among other things, that the Ad Hoc First Lien Group and the Sponsor shall enter into a backstop agreement in an amount of up to $575 million, comprised of (i) a $75 million new exit ABL revolver (the “New ABL Revolver”), (ii) a $250 million new first lien exit term loan (the “New First Lien Term Loan”), and (iii) up to a $250 million investment in the reorganized company in the form of preferred stock (the “Preferred Equity Interests” and, together with the New ABL Revolver and the New First Lien Term Loan, the “New Money Investment”) and conduct a rights offering (the “Rights Offering”) through which holders of First Lien Claims that are qualified institutional buyers and/or accredited investors will receive rights to participate, in the New Money Investment. The Initial Consenting Creditors and the Sponsor (together, the “Backstop Parties”) have agreed to purchase any and all of the New Money Investment not subscribed in the Rights Offering.

The terms of the Restructuring Support Agreement and the RSA Term Sheet are subject to approval by the Court, among other conditions.

See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements for further information on the Chapter 11 Cases.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. We refer to our fiscal year end based on the year in which the fiscal year begins. Our fiscal year ended February 3, 2018 (“Fiscal 2017”) consisted of 53 weeks, while both of our fiscal years ended January 28, 2017 (“Fiscal 2016”) and January 30, 2016 (“Fiscal 2015”) consisted of 52 weeks.

Part III Information

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2017.

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K contains forward-looking statements. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base, expand our international store base through franchise or similar licensing arrangements, or expand our store base through concession stores; inability to design and implement new information systems; data security breaches of confidential information or other cyber attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Risks and uncertainties relating to any capital restructuring initiative include: risks and uncertainties relating to the Chapter 11 Cases, including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate as a debtor in possession in Chapter 11, risks associated with motions filed and relief sought by third parties in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations or business prospects and increased legal and other professional costs necessary to execute the Company’s reorganization; risks and uncertainties associated with the transactions contemplated in the DIP Credit Agreement, Backstop Agreement and RSA, including satisfaction of the condition thereto are subject to certain conditions, which conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, including the negotiation of terms, conditions and provisions related thereto; the ability of the

Company to obtain requisite support for the restructuring and a Chapter 11 plan of reorganization from various stakeholders; the ability of the Company to continue as a going concern; the ability of the Company and its Debtor affiliates to confirm a Chapter 11 plan of reorganization; and the effects of disruption from the Chapter 11 Cases and any restructuring transactions pursued or consummated in connection therewith or relating thereto, making it more difficult to maintain business, financing and operational relationships, to obtain and maintain normal terms with customers, suppliers and service providers and to retain key executives and to maintain various licenses and approvals necessary for the Company to conduct its business. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Trademarks and Tradenames

Certain of the titles and logos referenced in this Form 10-K are our trademarks and service marks. All other trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

Item 1. Business

The Company

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique, and over 90% of our products are proprietary. Claire’s® is our primary global brand that we operate in 46 countries through company-operated stores, concession stores, or franchise stores. Claire’s® offers a differentiated and fun store experience with a “treasure hunt” setting that encourages our customer to visit often to explore and find merchandise that appeals to her. We believe that, by maintaining a highly relevant and ever changing merchandise assortment, offering a compelling value proposition, delivered in a fun and accessible way, Claire’s® has universal appeal to teens, pre-teens and kids. Icing® is our second brand which we currently operate in North America through company-operated stores and in other markets through franchise stores. Icing® offers an inspiring merchandise assortment of fashionable and affordable products that helps a young woman to say something about herself, whatever the occasion. We believe Icing® provides us with significant potential to reach young women in age groups beyond our Claire’s® core demographic.

We believe Claire’s® represents a “Girl’s Best Friend” and is a favorite shopping destination for teens, tweens, and kids. Claire’s® target customer is a girl between 3-18 years old for whom we create three distinct ranges: 3 to 6, 6 to 12 and 12 to 18. As of February 3, 2018, Claire’s® had a presence in 46 countries through the 2,330 company-operated Claire’s® stores in North America and Europe, 970 concession stores and 698 franchised stores in numerous other geographies.

The Icing® brand creates and curates an inspiring and accessible array of fashionable jewelry, cosmetics and accessories for young women in the 18-35 year age group. This customer is independent, fashion-conscious, and has enhanced spending ability. We believe that expansion of our Icing® brand both in existing and new markets over time presents a significant opportunity to leverage our core merchandising, sourcing and marketing expertise to cater to a wider demographic. Furthermore, the differentiation of our Claire’s® and Icing® brands allow us to operate multiple locations within a single mall or in close proximity. As of February 3, 2018, we operated 264 Icing® stores across the United States, Canada, and Puerto Rico and 24 franchised stores overseas.

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

For Fiscal 2017, we had net sales of $1,337.6 million, compared to $1,311.3 million in Fiscal 2016. We reported net income for Fiscal 2017 of $35.2 million, compared to net income of $53.9 million for Fiscal 2016.

Our Competitive Strengths

We have various competitive strengths that we believe have allowed us to operate successfully in many different global markets, as demonstrated by our ability over the past ten years to double the number of countries in which we operate to 46 countries as of February 3, 2018. We compete primarily on price, shopping experience, and merchandise assortment. Although we believe we have many competitive strengths, we recognize that we face competitive challenges, including the fact that large value retailers, department stores and some teen retail stores may have substantially greater financial, marketing, and other resources, and devote greater resources to the marketing and sale of their merchandise than we do.

We believe our competitive strengths include the following:

Category Defining Claire’s® Brand

A Claire’s® store is located in 84% of all major United States shopping malls across all 50 states and in 45 countries outside of the United States, including markets where we franchise. We are a “Girl’s Best Friend” and believe we serve as an authority in jewelry and accessories for 3 – 18 year olds. We believe that our reputation for providing age-appropriate merchandise and shopping experience allows parents to trust the Claire’s® brand for their daughters. Our Claire’s® brand is regularly featured in editorial coverage and relevant fashion publications, both online and off. Additionally, we leverage our e-commerce and mobile commerce (m-commerce) platforms and social media to enhance our brand awareness and strengthen our customer relationships.

Preferred Shopping Destination

We are recognized as a favorite shopping destination for young women, teens, tweens, and kids. We believe our customer finds our store an engaging and stimulating experience that allows her to explore and share discoveries, thereby encouraging frequency of visits. Our employees are trained to provide friendly and effective service which we believe creates a memorable shopping experience. Besides jewelry and accessories, we also offer an exciting assortment of beauty products, lifestyle accessories and seasonal items to keep our customer engaged. As part of our jewelry offering, our stores have pierced the ears of approximately 101.8 million customers over the years, including approximately 3.7 million in Fiscal 2017. We believe this seminal point of contact helps our stores establish an important relationship with our core customer. In addition, this service brings traffic to the malls where our stores are located, making us an attractive tenant. We believe our store environment, product assortment and low average dollar ticket differentiate us from other retail concepts as well as pure play online platforms.

Attractive Unit Economics with Strong Cash Flow

Our company-operated stores have relatively low build out costs and moderate inventory requirements. We manage our store portfolio on a store-by-store basis to optimize overall returns and minimize risk. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet our criteria. As a result, for Fiscal 2017, approximately 92% of our stores were cash flow positive.

Our cash flow is driven by our strong gross margins, efficient operating structure, low annual maintenance capital expenditures and flexible growth capital expenditure initiatives. Our moderate working capital requirements result from high merchandise margins, low unit cost of merchandise, relatively lower seasonality of our business and relatively strong inventory turnover. However, we are significantly leveraged, with total debt of approximately $2.16 billion as of February 3, 2018. As a result, a large portion of our cash flow is devoted to our debt service obligations, although debt service obligations have been suspended in large part as a result of the commencement of the Chapter 11 Cases. In addition, as of February 3, 2018, we had a total accumulated deficit of $1,060.7 million, primarily as a result of non-cash goodwill impairment charges in Fiscal 2008, Fiscal 2014, Fiscal 2015 and Fiscal 2016.

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

Globally Diversified with Proven Ability to Enter New Countries

The Claire’s® concept has a global scale and geographic portability. As of February 3, 2018, we operated or franchised a total of 3,028 Claire’s® stores across all 50 states of the United States and in 45 additional countries across the world. In addition, we have 970 concession stores across 12 countries. We also operated or franchised 288 Icing® stores as of February 3, 2018.

Cost-Efficient Global Sourcing Capabilities

Our merchandising strategy is supported by efficient, low-cost global sourcing capabilities diversified across approximately 330 suppliers located primarily outside the United States. Our vertically integrated Hong Kong buying office was established over 20 years ago and now sources a majority of our purchases. Our strategy of offering proprietary merchandise coupled with vertically-integrated local buying capabilities is designed to enable us to source rapidly and cost effectively. We believe our vertically integrated sourcing capabilities enable us to respond to quickly changing consumer trends.

Business Strategy

Our business strategy is designed to maximize our sales opportunities, earnings growth and cash flow. We intend to continue pursuing this strategy during the pendency of and after the Debtors’ emergence from Chapter 11 Cases.

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

Deepen Customer Relationship & Loyalty

We will continue to drive brand awareness and deepen customer relationships with our branding efforts conducted through in-store marketing collateral, influencer partnerships, and ongoing digital, social media, and email campaigns. Maintaining and improving our leadership in ear piercing also allows us to solidify the customer’s experience with Claire’s® and establish brand loyalty early. We believe we can leverage our 7 million strong social and email community to drive increased customer engagement for Claire’s® and Icing®.

Company-Operated Store Base

We opened 15, 9 and 2 new company-operated stores in Fiscal 2015, Fiscal 2016 and Fiscal 2017, respectively. All new stores opened in Fiscal 2017 were in North America. In North America, the Claire’s® brand has significant penetration but we continue to opportunistically pursue additional locations. Historically, our remodel capital expenditures have produced increased sales returns similar to our new store expenditures. We typically target our most productive stores for remodel as they tend to deliver the best return on capital. We also evaluate stores whose leases are up for renewal and are likely to undergo a remodel.

Concession Store Expansion

In recent years, we have taken steps to expand our concession store base in North America and Europe, opening 595, 281, and 127 concession stores in Fiscal 2015, Fiscal 2016 and Fiscal 2017, respectively. We partner with prominent retailers and provide our merchandise for sale within the partner’s retail location. Most of our concession locations are not located within traditional shopping malls. By partnering, we avail ourselves access to new sales channels that enable us to diversify our dependence on mall based locations. In connection with the concession store sales, we are obligated to pay a commission to the partner when our products are sold within the partner’s stores. We experienced significant growth in number of stores opened in Fiscal 2017 and plan to continue this growth by opening over 6,000 concessions stores in Fiscal 2018.

Franchise in New Countries

Developing a robust franchising model has allowed us to gain a foothold in multiple international geographies and we believe that high potential “white space” opportunities remain. In Fiscal 2017, we entered three new markets: Chile, Peru and Italy, and franchised six new Icing® stores overseas. In Fiscal 2016, we entered one new market: Russia, and franchised 12 new Icing® stores overseas. In Fiscal 2015, we entered three new markets: Pakistan, Thailand and South Africa, and franchised four new Icing® stores overseas. Over the past 10 years, we have doubled the number of countries in which we operate or franchise. We are studying our brand introduction strategy for markets such as China, Korea, and Australia via our franchise model and we will continue to evaluate new countries for franchised stores. In addition, we believe the Icing® brand represents an additional opportunity for franchise growth.

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

During Fiscal 2017, we strengthened our digital marketing activities to deliver to our customer a targeted shopping experience across the device of her choice. As a result, we:

•	Grew sales driven by growth from our European and North American segments;

•	Attracted visitors from over 232 countries;

•	Transacted with customers in 183 countries; and

•	Improved conversion with a focused review on the user experience, controlled testing and implementation of a new search tool.

Further, we believe that continued investments in digital marketing channels like search will introduce Claire’s to the newest generation of internet-savvy shoppers, enabling acquisition of new customers in new ways.

For Fiscal 2018, we intend to focus on the following:

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

For Fiscal 2017, the company-wide average in-store unit selling price for our products was $6.06 and the average transaction value was $18.24. Each Claire’s® store offers approximately 8,000 SKUs in the following major product categories:

•	Jewelry: Includes earrings as well as our ear piercing service, necklaces, bracelets, body jewelry and rings; and

•	Accessories: Includes hairgoods; beauty products; room decor; personal, fashion, and seasonal accessories, including tech accessories such as phone cases, jewelry holders, stationery, key rings, attitude glasses, headwear, legwear, armwear, and sunglasses; and handbags and small leather goods.

The following table shows a comparison of sales by product category:

	Percentage of Total
Product Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Jewelry	46.2	45.6	45.2
Accessories	53.8	54.4	54.8

	100.0	100.0	100.0

The mission of Icing® is to be the “Say Something” brand focused on smart, trend right products that are appropriate for young women aged 18-35, with a particular focus on women in their mid 20’s. Jewelry is the dominant category for Icing®, but the accessories business is highly penetrated as well. Key accessories categories include handbags, small leather goods, and tech accessories. Hair accessories are also important, and the beauty business is developing an excellent range of nail, eye, lip, and beauty tools products. The Icing® customer expresses her unique style and individuality through our products, and we enable the many dimensions of her personality and viewpoints to shine.

Over 90% of our merchandise consists of proprietary designs that carry the Claire’s® or Icing® label. The remainder consists of licensed products featuring brands such as Jojo, Pusheen, Shopkins, Frozen, and Num Noms. Our wide range of products allows us to capitalize on a spectrum of trends, ideas and merchandise concepts, while not being dependent on any one of them.

Purchasing and Distribution

Our global sourcing group purchases merchandise from a diversified base of approximately 330 suppliers. Our vertically integrated buying office in Hong Kong has been in operation for over two decades and sources approximately 60-65% of our products. In Fiscal 2017, we purchased 84% of our merchandise from vendors based outside the United States, including 71% of those purchases made by our Hong Kong buying office. We are not dependent on any single supplier for our products. In Fiscal 2017, our Hong Kong buying office purchased over 90% of its merchandise from approximately 70 suppliers, none of which supplied more than 10% of total purchases made by our Hong Kong buying office.

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

Stores

As of February 3, 2018, we operated a total of 2,594 stores, including 264 Icing® stores. We also have 970 concession stores throughout North America and Europe. We franchised 722 stores globally, including 24 Icing® stores. Approximately 260 of those franchise locations are concession format stores. Our company-operated stores, globally, average net sales of approximately $504,000 and net sales per square foot of $495 for Fiscal 2017.

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

Our stores in North America are located primarily in shopping malls and average approximately 1,000 square feet of selling space. Our stores in Europe are located on high streets, in shopping malls and in high traffic urban locations and average approximately 650 square feet of selling space. Our store hours are dictated by shopping mall operations which are typically from 10:00 a.m. to 9:00 p.m. Monday through Saturday and where permitted by law, from noon to 5:00 p.m. on Sunday. In Fiscal 2017, approximately 39% of our sales were made in cash, with the balance made by debit cards and credit cards.

Each of our stores is typically led by a manager and a full-time assistant manager. In addition, each store has one or more part-time employees, depending on store volume. Concession stores are supported either by their nearby company-operated stores, by dedicated concession teams when no nearby company-operated stores exist in that market or an outside company.

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

We have experienced in-house real estate and development capabilities. During Fiscal 2017, we opened two new company-operated stores globally. Our capital investment, which includes build-out costs and cash preopening costs, amounted to $13.9 million for new stores opened and remodels completed in Fiscal 2017. During the past three fiscal years, we have remodeled 172 stores. Sales at our new stores ramp quickly and generate attractive returns.

Company-Operated Store Openings and Closings

In Fiscal 2017, we opened 2 stores and closed 118 underperforming stores, for a net decrease of 116 stores. When we choose to close a store it is generally because the store has negative or marginally positive cash flow or the store’s anticipated future performance or lease renewal terms do not meet the Company’s criteria. In North America, we decreased our store count by 73 stores, net, to 1,568 stores. In Europe, we decreased our store count by 43 stores, resulting in a total of 1,026 stores. “Stores, net” refers to stores opened, net of closings.

Store Openings (Closings):	Fiscal 2017	Fiscal 2016	Fiscal 2015
North America
Openings	2	6	4
Closings	(75)	(106)	(100)

Net	(73)	(100)	(96)

Europe
Openings	—	3	11
Closings	(43)	(60)	(46)

Net	(43)	(57)	(35)

Consolidated
Openings	2	9	15
Closings	(118)	(166)	(146)

Total	(116)	(157)	(131)

We expect to open and close stores at a level comparable to prior years, however, this level of activity will be affected by our Chapter 11 Cases. In addition, the Company is in the process of evaluating its real estate footprint in conjunction with its Chapter 11 Cases, and we expect to close additional store locations in that process. We also plan to continue opening stores when suitable locations are found and satisfactory lease negotiations are concluded. In addition to the investment in leasehold improvements and fixtures, we may also purchase intangible assets or incur initial direct costs for leases relating to certain store locations in our Europe operations.

Store Count

Store Count as of:	February 3, 2018	January 28, 2017	January 30, 2016
North America	1,568	1,641	1,741
Europe	1,026	1,069	1,126

Subtotal company-operated	2,594	2,710	2,867
Franchise	722	603	539

Total global stores	3,316	3,313	3,406

Concession stores	970	933	709

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

Our digital marketing effort includes our e-commerce and m-commerce sites, for Claire’s® and Icing®, both in the United States, Canada, the United Kingdom and France, which launched from Fiscal 2011. These have a look and feel consistent with the in-store experience. We also drive brand awareness and relevance with digital media, social media and email campaigns which are complementary to in-store key items and marketing. We leverage our social presence by posting engaging fun content focused on key trend items, ‘behind the scenes’ snippets, and user generated images, and have over 3.5 million followers across our social channels. We use our email database to send regular emails to over 3.3 million customers who have provided their email addresses through our website or in-store registration process, including when customers get their ears pierced. In September 2015, we launched our first mobile app in the U.S. and in the U.K., which has been downloaded over 596,000 times.

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

In addition, concurrently with the Exchange Offer, CLSIP entered into the Intellectual Property Agreement (the “Transferred IP Agreement”) with CBI , the Company and certain of its other domestic subsidiaries (“Claire’s Parties ”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Franchise strategy

Claire’s® has a strong global franchise platform with sophisticated franchise partners possessing strong retail experience, who also operate other leading retail brands. Claire’s® utilizes relationships with its franchisees to increase penetration in existing franchise markets, and intends to develop new franchise partnerships for entry into new geographic markets. During Fiscal 2017, we entered three new markets on a franchise basis for Claire’s® and opened six Icing® stores overseas. Typically, franchise agreements range between 5–10 years, and provide the option for renewals. Claire’s® and Icing® earn license and merchandise fees on merchandise shipped to franchisees and a mark-up on merchandise sold. We generally expect, based on our historical experience, that two to three franchise stores will be equivalent to the operating income contribution of one company-operated store. In addition, there is no capital expenditure or working capital requirement for Claire’s ® and Icing® when a franchise partner opens a store.

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

Seasonality

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter, and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2017 were 22%, 24%, 24% and 30%, respectively.

Employees

On February 3, 2018, we employed approximately 17,300 employees, 66% of whom were part-time. Part-time employees typically work up to 20 hours per week. We consider employee relations to be good.

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

Risks Relating to Our Business

Bankruptcy-Specific Risk Factors

The Company, Claire’s Inc. (our “Parent”), and certain of our U.S. subsidiaries are subject to risks and uncertainties associated with our voluntary proceedings under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on March 19, 2018. For the duration of the bankruptcy proceedings, our operations and our ability to execute our business strategy will be subject to risks and uncertainties associated with bankruptcy. These risks include:

•	Our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to develop, execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases, including the plan filed by the Debtors on April 12, 2018 (the “Proposed Plan”), views and objections of creditors and other parties in interest that may make it difficult to develop and consummate a plan in a timely manner;

•	the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code;

•	our ability to obtain and maintain normal payment and other terms with credit card companies, customers, vendors, and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain management and other key employees;

•	our ability to retain key vendors or secure alternative supply sources;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate financing.

We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Chapter 11 Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Cases will have on our business, financial condition, results of operations, or the certainty as to our ability to continue as a going concern. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Our businesses could suffer from a long and protracted restructuring.

Our future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect our operating results and cash flows, as our ability to obtain financing to fund our operations may be adversely affected by protracted bankruptcy proceedings. If a protracted reorganization or liquidation is to occur, there is a significant risk that our enterprise value would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the plan of reorganization. Even if a plan of reorganization is approved and implemented, our operating results and cash flows may be adversely affected by the possible reluctance of prospective lenders to do business with a company that may have recently emerged from bankruptcy.

Operating as a Debtor in Possession under Chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our various stakeholders;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow funds for our operations, investments or other capital needs or to engage in other business activities that would be in our best interest.

We may not be able to obtain confirmation of our Proposed Plan, sufficient debtor-in-possession financing may not be available, and our emergence from the Chapter 11 Cases is not assured.

There can be no assurance that the Proposed Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, that we will receive the requisite votes to confirm the Proposed Plan, and we may have to defend against objections to confirmation of the Proposed Plan from the various parties in interest in the Chapter 11 Cases. As such, we cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the Proposed Plan. Any objection may cause us to devote significant resources to respond to and defend against such objection, which could have an adverse effect on our business, financial condition and results of operations. In addition, the DIP Facility (as defined herein) may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP Facility in accordance with the terms of the definitive documents governing such financing.

If the Proposed Plan is not confirmed by the Bankruptcy Court, or if cash flows and borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, it is uncertain whether we would be able to reorganize our business. The amount of distributions that will be available to our creditors and other holders of claims against and interests in us and our businesses, including holders of secured claims, in connection with our reorganization and consummating a plan of reorganization is uncertain. We likely would incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, or additional financing, which may not be supported by certain of our stakeholders. If we were unable to develop a feasible alternative plan of reorganization, or if we were unable to maintain access to the DIP Facility as currently contemplated and were unable to obtain any additional financing that may be necessary to operate our businesses during the Chapter 11 Cases, it is possible that we would have to liquidate a portion or all of our assets, in which case it is likely that holders of claims would receive substantially less favorable distributions than they would receive if we were to emerge as a viable, reorganized business.

The RSA may terminate.

The RSA may terminate if, among other things, the deadlines set forth therein are not met or if the conditions precedent to obligations of the Consenting Creditors (as defined in the RSA) to support the Proposed Plan or to confirm the Proposed Plan are not satisfied in accordance with the terms of the RSA. If the RSA terminates, we may not be able to obtain the support necessary to confirm the Proposed Plan or any other alternative plan of reorganization

The Backstop Commitment Letter may terminate.

The occurrence of the effective date of the Proposed Plan (the “Effective Date”) is predicated on, among other things, the Bankruptcy Court’s approval of the Debtors’ assumption of the Backstop Commitment Agreement pursuant to section 365 of the Bankruptcy Code and in accordance with the terms of the Backstop Commitment Agreement and the Proposed Plan. Failure to obtain Bankruptcy Court approval of the assumption of the Backstop Commitment Agreement could jeopardize our ability to consummate the Rights Offerings, confirm the Proposed Plan, and emerge from Chapter 11 on a timely basis.

The Debtors may not be able to consummate the Rights Offerings.

The occurrence of the Effective Date is predicated on, among other things, the consummation of the Rights Offerings. We may not be able to consummate the Rights Offerings if, among other things, we do not obtain Bankruptcy Court approval of the proposed procedures governing the Rights Offerings. Failure to obtain Bankruptcy Court authority to conduct the Rights Offerings could jeopardize our ability to confirm the Proposed Plan and to emerge from Chapter 11 on a timely basis.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel to execute our business plans. Our Chapter 11 Cases put us at risk of losing talent critical to the successful reorganization and ongoing operation of our business. Our business, financial condition, and results of operations could be materially adversely affected if we lose any of these persons during or subsequent to the Chapter 11 Cases. Furthermore, we may be unable to attract and retain qualified replacements as needed in the future. Following the Effective Date, we plan to implement a management equity incentive plan, which may mitigate some of the foregoing risks. While we implemented a key employee retention plan prior to commencing the Chapter 11 Cases, our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which could have an adverse effect on our financial condition, liquidity and results of operations.

Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial attention required of such individuals by the Chapter 11 Cases.

As discussed above, the execution of our business plans depends on the efforts of our senior management team and other key personnel to execute our business plans. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Cases, thereby potentially impairing their abilities to execute the business plans. Accordingly, our business plan may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to March 19, 2018 and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any material claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Our financial results may be volatile and may not reflect historical trends.

While in Chapter 11, we expect our financial results may be volatile as asset impairments and dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the Commencement Date. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, as a result of revisions to our operating plans pursuant to a plan of reorganization. Moreover, if we emerge from Chapter 11, we may be required to adopt fresh-start accounting. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh-start accounting is required, our financial results after the application of fresh-start accounting may be materially different from historical trends.

We may not have sufficient cash to maintain our operations during the Chapter 11 Cases or fund our emergence from the bankruptcy.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our Chapter 11 Cases, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, Chapter 11. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from bankruptcy.

Additional Risk Factors

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

Like most companies in the retail sector, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Our inability to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, could have a significant adverse impact on our inventory levels and operating cash flows and negatively impact our liquidity. Also, the loss of or reduction in trade credit could adversely impact our ability to execute our business plans, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. The tightening of trade credit could also result in our vendors and service providers demanding accelerated payment of amounts due to them or require advance payments or letters of credit before merchandise is shipped to us. Vendors may be less willing to conduct business with us on customary trade terms during the pendency of our Chapter 11 Cases and, in some instances could decline to do business with us altogether. Any adverse changes in our trade credit or in our supply chain for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver merchandise to our customers, which in turn would negatively impact our financial performance and our ability to restructure our business and emerge from Chapter 11 as a going concern.

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

We purchased merchandise from approximately 330 suppliers in Fiscal 2017. Approximately 84% of our Fiscal 2017 merchandise was purchased from suppliers outside the United States, including 71% of those purchases facilitated by our Hong Kong buying office for purchases from China. Any event causing a sudden disruption of imports from China or other foreign countries, including political and financial instability, labor strikes, work stoppages, boycotts, weather, merchandise receipt delays, or safety issues involving merchandise, would likely have a material adverse effect on our operations.

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

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2017, approximately 42% of our net sales were earned in currencies other than the United States dollar, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of United States dollars into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2017, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the strengthening of the euro against the United States dollar. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into United States dollars, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of this impact.

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

The failure to grow or expand our international franchising businesses may adversely affect our results of operations.

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

The failure to successfully expand our e-commerce business could negatively impact our results of operations.

Our e-commerce business is subject to a number of risks and uncertainties, including the following:

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	increases in software filters that may inhibit our ability to market our merchandise through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act and the Children’s Online Privacy and Protection Act and similar types of international laws;

•	breaches of Internet security;

•	failures in our Internet infrastructure or the failure of systems or third parties, resulting in website downtime or other problems;

•	failure by us or our service providers to process online customer orders properly and on time;

•	significant interruptions in the operation of the distribution/warehouse facilities or fulfillment systems that affect our ability to fulfill e-commerce orders; and

•	failure to keep up with changes in technology.

Failure to grow our current e-commerce business, or successfully launch and grow our e-commerce business in new markets, or the failure to meet the evolving expectations of customers with developments in online merchandising technology, could have a material adverse effect on our operating results and impede our growth strategy.

We experience fluctuations in our comparable sales and margins, which could impact our credit ratings and reduce the trading price of our outstanding notes.

Our success depends in part on our ability to improve sales. Our net sales for Fiscal 2017 increased 2.0% to $1,337.6 million from $1,311.3 million for Fiscal 2016, and our same stores sales increased 1.7% in Fiscal 2017 compared to Fiscal 2016. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases, changes in our merchandise mix, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis.

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

Pursuant to the U.S. Patient Protection and Affordable Care Act, we are required to provide affordable coverage, as defined in the Act, to all eligible employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. It is anticipated that there will be future changes to health care legislation, but we cannot predict what those changes will be or when they will take effect. It is difficult to determine at this time what impact health care reform legislation, or any changes to the legislation, will have on our financial results. Possible adverse effects could include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we provide healthcare and other benefits to our employees. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

A significant act of terrorism could have a material adverse impact on us by, among other things, disrupting our information or distribution systems, causing dramatic increases in fuel prices, thereby increasing the costs of doing business and affecting consumer spending, impeding the flow of imports or domestic products to us, or negatively affecting mall traffic.

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

We are involved from time to time in litigation incidental to our business. Management believes that the outcome of current litigation will not have a material adverse effect on our results of operations or financial condition. Depending on the actual outcome of pending litigation, it is possible that charges could be recorded in the future that may have an adverse effect on our operating results. Notwithstanding the foregoing, any litigation pending against the Company or any of the Debtors as of the Commencement Date and any claims that could be asserted against the Company or any of the Debtors that arose prior to the Commencement Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to section 362 of the Bankruptcy Code. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

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

We had significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). As a result of excludable cancellation of debt income generated by the Exchange Offer described in Note 6 – Debt in the Notes to Consolidated Financial Statements, such historical Tax Attributes were eliminated as of January 29, 2017. Accordingly, this could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, introducing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. We have estimated the impact of the newly enacted law by incorporating assumptions made based upon our current interpretation and analysis to date of the Tax Act. Some of the tax provisions that become effective during fiscal year 2018 are expected to have little impact on our effective tax rate, such as the new GILTI tax regime. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations as allowed under Staff Accounting Bulletin No. 118 (“SAB 118”), changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act.

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

We may be unable to rely on liability indemnities given by foreign vendors, which could adversely affect our financial results.

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

We are controlled by affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively, “Apollo”), and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our articles of incorporation and bylaws and the entry into extraordinary transactions. Apollo is a party to the RSA. However, the interests of Apollo may not in all cases be aligned with the interests of our creditors, including with respect to the transactions contemplated by the RSA and in the Chapter 11 Cases. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder might conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions. In addition, because our equity securities are not registered under the Exchange Act and are not listed on any United States securities exchange, we are not subject to any of the corporate governance requirements of any United States securities exchange.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are significantly leveraged. As of February 3, 2018, our total debt was approximately $2.16 billion, with maturities ranging from 2019 to 2021. We cannot make assurances that we will have the financial resources required to meet such obligations, or that the conditions of the capital markets will support, any future refinancing, replacement or restructuring of those facilities or other indebtedness.

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

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”):

•	$71.0 million in outstanding aggregate principal amount under the ABL Credit Agreement;

•	$32.3 million in outstanding aggregate principal amount under the First Lien Term Loan;

•	$1,125 million in outstanding aggregate principal amount under the 9.00% First Lien Notes Indenture;

•	$210.0 million in outstanding aggregate principal amount under the 6.125% First Lien Notes Indenture;

•	$222.3 million in outstanding aggregate principal amount under the Claire’s 2L Notes Indenture; and

•	$216.7 million in outstanding aggregate principal amount under the Unsecured Notes Indenture.

In addition, because the Chapter 11 Cases are ongoing and there can be no assurance as to whether the Chapter 11 Cases will be completed on the terms contemplated by the RSA or other terms, we may have to undertake alternative financing plans, such as: refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; or seeking to raise additional capital.

Our inability to pay off our debt obligations and our inability to obtain alternative financing due to the Chapter 11 Cases, could materially and adversely affect our business, financial condition, results of operations or prospects. Additionally, we must obtain Bankruptcy Court approval for these actions, which will place us at a competitive disadvantage and limit our flexibility to react to changes in our business or our industry.

The terms of the agreements governing our indebtedness currently and in the future will contain significant restrictions that limit our operating and financial flexibility.

The agreements covering our indebtedness currently and in the future will contain various covenants and other restrictions that limit our ability to engage in specified types of transactions and may adversely affect our ability to operate our business. These covenants and other restrictions limit our operating and financial flexibility and include, among other things:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores are located in all 50 states of the United States, Puerto Rico, Canada, the U.S. Virgin Islands, the United Kingdom, Ireland, France, Spain, Portugal, Belgium, Switzerland, Austria, Netherlands, Germany, Poland, Czech Republic, Hungary, Italy and Luxembourg. We lease all of our company-operated 2,594 store locations, generally for terms ranging from five to 10 years. Under the terms of the leases, we pay a fixed minimum rent and/or rentals based on a percentage of net sales. We also pay certain other expenses (e.g., common area maintenance charges and real estate taxes) under the leases. The internal layout and fixtures of each store are designed by management and third parties and constructed by external contractors.

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

The following table sets forth the location, use and size of our distribution, sourcing, buying, merchandising, and corporate facilities as of February 3, 2018. We believe our facilities are well maintained and are sufficient to meet our current and projected needs. The properties are leased with the leases expiring at various times through 2030, subject to renewal options.

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

See “Business–History” for a description of the Chapter 11 Cases.

Notwithstanding the foregoing, any litigation pending against the Company or any of the Debtors as of the Commencement Date and any claims that could be asserted against the Company or any of the Debtors that arose prior to the Commencement Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to section 362 of the Bankruptcy Code, subject to certain statutory exceptions. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.

Holders

As of April 1, 2018, there was one holder of record of our common stock, our Parent, Claire’s Inc.

Dividends

We have paid no cash dividends since the Acquisition. Our Credit Facilities and the indentures governing the Notes, as well as the Chapter 11 Cases and the Restructuring Support Agreement restrict our ability to pay dividends. Our ability to pay dividends in the future will depend, among other things, on the terms of any restructuring and financing arrangements entered into in connection with the Chapter 11 Cases.

Item 6. Selected Financial Data

The balance sheet data as of February 3, 2018 and January 28, 2017 and statement of operations data for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 are derived from our Consolidated Financial Statements included herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report. The balance sheet data as of January 30, 2016, January 31, 2015, and February 1, 2014 and the statement of operations data for the fiscal years ended January 31, 2015 and February 1, 2014 are derived from our Consolidated Financial Statements which are not included herein.

	Fiscal Year Ended February 3, 2018(1)	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
	(In thousands, except for ratios and store data)
Statement of Operations Data:
Net sales	$1,337,610	$1,311,316	$1,402,860	$1,494,251	$1,513,177
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	664,061	682,828	734,067	767,459	753,631

Gross profit	673,549	628,488	668,793	726,792	759,546

Other expenses:
Selling, general and administrative	483,637	458,184	473,755	505,488	513,253
Depreciation and amortization	45,170	55,508	60,604	73,583	73,971
Impairment of assets	1,352	181,618	155,102	135,157	—
Severance and transaction-related costs	1,780	2,531	1,948	8,236	5,118
Other income, net	(8,293)	(5,635)	(8,055)	(7,132)	(4,568)

	523,646	692,206	683,354	715,332	587,774

Operating income (loss)	149,903	(63,718)	(14,561)	11,460	171,772
Gain (loss) on early debt extinguishment	—	315,653	—	—	(4,795)
Interest expense, net (2)	176,610	200,187	219,816	217,179	223,361

Income (loss) from continuing operations before income taxes	(26,707)	51,748	(234,377)	(205,719)	(56,384)
Income tax expense (benefit)	(61,951)	(2,151)	2,058	6,259	8,923

Income (loss) from continuing operations	$35,244	$53,899	$(236,435)	$(211,978)	$(65,307)

Other Financial Data:
Capital expenditures:
New stores and remodels (3)	$13,889	$12,697	$24,559	$38,649	$86,124
Other	6,906	3,680	3,956	10,335	12,870

Total capital expenditures	20,795	16,377	28,515	48,984	98,994
Cash interest expense (4)	175,159	179,954	213,907	211,787	217,081
Store Data:
Number of stores (at period end)
North America (5)	1,568	1,641	1,741	1,837	1,929
Europe	1,026	1,069	1,126	1,161	1,185

Total company-operated (at period end)	2,594	2,710	2,867	2,998	3,114
Franchise	722	603	539	442	421

Total global stores	3,316	3,313	3,406	3,440	3,535
Concession stores	970	933	709	130	20
Total gross square footage (000’s) (at period end)	2,641	2,759	2,921	3,057	3,170
Net sales per store (000’s) (6)	$504	$470	$478	$489	$488
Net sales per square foot (7)	$495	$462	$469	$480	$481
Balance Sheet Data (at period end)
Cash and cash equivalents (8)	$42,446	$55,792	$18,871	$29,415	$58,343
Total assets	2,000,723	2,000,206	2,213,555	2,426,328	2,694,026
Total debt (including credit facilities and capital lease)	2,160,782	2,157,695	2,409,085	2,363,353	2,358,412
Total stockholder’s deficit	(455,276)	(517,322)	(580,244)	(331,774)	(83,033)

(1)	Consists of 53 weeks.
(2)	Fiscal 2017, Fiscal 2016, Fiscal 2015, Fiscal 2014, and Fiscal 2013 include interest expense related to indebtedness held by Parent and affiliates in the amounts of $0, $16,001, $22,997, $22,904, and $22,904.
(3)	Fiscal 2017, Fiscal 2016, Fiscal 2015, Fiscal 2014, and Fiscal 2013 include expenditures for store related intangible assets in the amounts of $61, $109, $927, $569, and $2,756. Fiscal 2017, Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013 include expenditures for construction-in-process of $0, $0, $0, $0, and $4,115.
(4)	Cash interest expense does not include amortization of debt issuance costs, interest expense paid in kind, or accretion of debt premium.
(5)	Includes 17 China stores in Fiscal 2013.
(6)	Net sales per store are calculated based on total net sales and the average number of company-operated stores during the period.
(7)	Net sales per square foot are calculated based on total net sales and the average gross square feet for company-operated stores during the period.
(8)	As of February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, cash and cash equivalents included restricted cash of $0, $0, $0, $2,029 and $0, respectively.

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

Our fiscal year ends on the Saturday closest to January 31, and we refer to the fiscal year by the calendar year in which it began. Our fiscal year ended February 3, 2018 (“Fiscal 2017”) consisted of 53 weeks, while both of our fiscal years ended January 28, 2017 (“Fiscal 2016”) and January 30, 2016 (“Fiscal 2015”) consisted of 52 weeks.

See “Liquidity and Capital Resources” below for a description of the Exchange Offer and other refinancing transactions completed in Fiscal 2016.

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first fiscal week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency exchange rates.

As a result of the commencement of the Chapter 11 Cases on March 19, 2018, the Company is operating as a debtor in possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to significantly de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor in possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guaranty that the Chapter 11 Cases will be completed successfully or in the timeframe contemplated by the Company’s current agreements, including the RSA. Please refer to Item 1 for additional information in this regard.

Results of Consolidated Operations

Management overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. As of February 3, 2018, we operated a total of 2,594 company-operated stores of which 1,568 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,026 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). We operate our stores under two brand names: Claire’s® and Icing®. In recent years, we have taken steps to expand our concession stores base in North America and Europe, opening 595, 281, and 127 concession stores in Fiscal 2015, Fiscal 2016 and Fiscal 2017, respectively.

As of February 3, 2018, we also franchise stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Indonesia, Costa Rica, Romania, Martinique, Pakistan, Thailand, South Africa, Russia, Ecuador, Curacao, Chile and Paraguay. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Financial activity for Fiscal 2017 includes the following:

•	Sales increase of 2.0%;

•	Same store sales percentages (1);:

Fiscal 2017
Consolidated	1.7%
North America	1.5%
Europe	1.9%

(1)	Computed on comparable 52 week basis: 52 weeks ended February 3, 2018 compared to the 52 weeks ended January 28, 2017.

•	Merchandise margin increased 100 basis points;

Operational activity for Fiscal 2017 includes the following:

Store Activity Openings (Closings):	Fiscal 2017
	Opened	Closed(1)
Company-operated	2	(118)
Concession	127	(90)
Franchise	170	(51)

Total	299	(259)

(1)	Due to underperformance or lease renewal terms that did not meet our criteria.

A summary of our consolidated results of operations is as follows (dollars in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$1,337,610	$1,311,316	$1,402,860
Increase (decrease) in same store sales	1.7%	(3.3)%	(1.2)%
Gross profit percentage	50.4%	47.9%	47.7%
Selling, general and administrative expenses as a percentage of net sales	36.2%	34.9%	33.8%
Depreciation and amortization as a percentage of net sales	3.4%	4.2%	4.3%
Severance and transaction-related costs as percentage of net sales	0.1%	0.2%	0.1%
Impairment of assets	$1,352	$181,618	$155,102
Operating income (loss)	$149,903	$(63,718)	$(14,561)
Gain on early debt extinguishment	$—	$315,653	$—
Net income (loss)	$35,244	$53,899	$(236,435)
Number of stores at the end of the period (1)	2,594	2,710	2,867
Concession stores	970	933	709

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Fiscal 2017 increased $26.3 million, or 2.0%, from Fiscal 2016. The increase was attributable to an increase in same store sales of $20.9 million, the additional week of net sales of $20.0 million, an increase in new concession store sales and company-operated store sales of $15.9 million and a favorable foreign currency translation effect of our non-U.S. net sales of $11.6 million, partially offset by the effect of store closures of $39.1 million and decreased franchisee sales of $3.0 million. Net sales would have increased 1.1% excluding the impact of foreign currency exchange rate changes.

For Fiscal 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.1%, partially offset by a decrease in average number of transactions per store of 3.1%.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Jewelry	46.2	45.6	45.2
Accessories	53.8	54.4	54.8

	100.0	100.0	100.0

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

In Fiscal 2017, gross profit percentage increased 250 basis points to 50.4% compared to the prior fiscal year of 47.9%. The increase in gross profit percentage consisted of a 150 basis point decrease in occupancy costs and a 100 basis point increase in merchandise margin. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the leveraging effect from an increase in same store sales. The increase in merchandise margin resulted primarily from higher initial markup and lower markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

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

Selling, general and administrative expense

In Fiscal 2017, selling, general and administrative expenses increased $25.5 million, or 5.6%, over the prior fiscal year. Excluding the extra week of operations in Fiscal 2017 and an unfavorable $3.5 million foreign currency translation effect, selling, general and administrative expenses would have increased $15.1 million. Excluding the extra week of operations in Fiscal 2017 and the foreign currency translation effect, the increase was primarily due to increased compensation-related expenses and increased concession store commission expenses due to the overall increase in our concession store sales. As we continue to open new concession stores, we expect commission expense to increase accordingly. As a percentage of net sales, selling, general and administrative expenses increased 1.3% compared to the prior year.

In Fiscal 2016, selling, general and administrative expenses decreased $15.6 million, or 3.3%, over the prior fiscal year. Excluding a favorable $8.3 million foreign currency translation effect, selling, general and administrative expenses would have decreased $7.3 million. Excluding the foreign currency translation effect, the decrease was primarily due to reductions in compensation-related expenses, partially offset by increased concession store commission expense due to the overall increase in our concession stores and professional fees. As we continue to open new concession stores, we expect commission expense to increase accordingly. As a percentage of net sales, selling, general and administrative expenses increased 1.1% compared to the prior year.

Depreciation and amortization expense

Depreciation and amortization expense decreased $10.3 million to $45.2 million during Fiscal 2017 compared to Fiscal 2016. Excluding an unfavorable $0.4 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $10.7 million. Depreciation and amortization expense decreased due to an increase in fully depreciated assets, store closures and lower recent capital expenditure levels.

Depreciation and amortization expense decreased $5.1 million to $55.5 million during Fiscal 2016 compared to Fiscal 2015. Excluding a favorable $0.8 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $4.3 million. Depreciation and amortization expense decreased due to an increase in fully depreciated assets, store closures and lower recent capital expenditure levels.

Impairment charges

We performed our tests for goodwill, intangible assets, property and equipment and other asset impairment following relevant accounting standards pertaining to the particular assets being tested. The impairment test conducted in Fiscal 2017 resulted in the recognition of non-cash impairment charges of $1.4 million relating to long-lived assets. Due to a triggering event in Fiscal 2016, the impairment test resulted in the recognition of non-cash impairment charges of $169.3 million, $9.0 million and $3.3 million, relating to goodwill, intangible assets and long-lived assets, respectively, primarily related to our Europe reporting unit. The impairment test conducted in Fiscal 2015 resulted in the recognition of non-cash impairment charges of $125.0 million, $29.0 million and $1.1 million, relating to goodwill, intangible assets and long-lived assets, respectively. See Note 4 – Impairment Charges in the Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Severance and transaction-related costs

Since Fiscal 2007, we have incurred severance and various transaction-related costs. These costs consisted primarily of severance costs resulting from reductions in workforce occurring from time-to-time and financial advisory and legal fees. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, we incurred $1.8 million, $2.5 million and $1.9 million of such costs, respectively.

Other income, net

The following is a summary of other (income) expense activity for Fiscal 2017, Fiscal 2016 and Fiscal 2015 (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Franchise fees	$(10,372)	$(7,588)	$(5,131)
Gain on sale of assets	—	(303)	(2,475)
Foreign currency exchange loss (gain), net	2,084	2,261	(378)
Other income	(5)	(5)	(71)

	$(8,293)	$(5,635)	$(8,055)

Gain on early debt extinguishment

We recorded a gain on early extinguishment of debt related to the Exchange Offer during Fiscal 2016 as follows (in thousands):

Fiscal 2016
Exchange Offer	$316,986
Note repurchase	362
Write-off unamortized debt financing costs	(1,695)

$315,653

The following is a summary of the impact of the Exchange Offer during Fiscal 2016 (in thousands).

Reduction in carrying value of debt exchanged	$396,090
Reduction of accrued interest associated with debt exchanged	20,066
Write-off of unamortized debt issuance costs, plus professional fees incurred	(12,874)
Adjustment to carrying value of debt	(86,296)

$316,986

The note repurchase in Fiscal 2016 was made in an open market transaction. There were no note repurchase activities during Fiscal 2017 and Fiscal 2015. The following is a summary of our note repurchase activity during Fiscal 2016 (in thousands).

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

Interest expense, net

Interest expense for Fiscal 2017 aggregated to $176.6 million, a decrease of $23.6 million compared to the prior year. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer.

For Fiscal 2017, interest expense includes approximately $8.9 million of amortization of debt issuance costs and approximately $3.0 million of accretion of debt premium.

Interest expense for Fiscal 2016 aggregated to $200.2 million, a decrease of $19.6 million compared to the prior year. The decrease is primarily due to decreased indebtedness as a result of the Exchange Offer.

For Fiscal 2016, interest expense includes approximately $8.1 million of amortization of debt issuance costs and approximately $2.7 million of accretion of debt premium.

Interest expense for Fiscal 2015 aggregated to $219.8 million, an increase of $2.6 million compared to the prior year. The increase is primarily due to increased borrowings under our former U.S Credit Facility and Europe Credit Facility.

For Fiscal 2015, interest expense includes approximately $8.3 million of amortization of debt issuance costs and approximately $2.5 million of accretion of debt premium.

See Note 6 – Debt in the Notes to Consolidated Financial Statements for components of interest expense, net.

Income taxes

On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act instituted fundamental changes to the US tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate income tax rate from 35% to 21% effective as of January 1, 2018, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a modified territorial tax system. The provisional impact of these changes is reflected in the Fiscal 2017 income tax benefit.

In Fiscal 2017, our income tax benefit was $62.0 million and our effective income tax rate was 232.0%. Our effective income tax rate for Fiscal 2017 reflects income tax benefit of $9.0 million on book losses offset by income tax expense of $25.5 million on earnings of foreign subsidiaries, income tax benefit of $36.1 million on deferred taxes primarily as a result of the reduction in corporate income tax rate to 21%, an income tax benefit of $45.4 million related to the effect of changes to our valuation allowance on deferred tax assets, an income tax benefit of $4.2 million on income in our foreign jurisdictions that are taxed at lower income tax rates, and income tax expense of $8.9 million for state taxes including a reduction of NOL carryforwards as a result of the Exchange Offer. In Fiscal 2017, we made net cash income tax payments of $6.7 million primarily for Europe.

In Fiscal 2016, our income tax benefit was $2.2 million and our effective income tax rate was (4.2) %. Our effective income tax rate for Fiscal 2016 reflects income tax expense of $18.1 million on book income increased by income tax expense of $62.5 million on earnings of foreign subsidiaries, income tax expense of $62.2 million on non-deductible goodwill, long lived asset, trademark impairment offset by income tax benefit of $136.8 million related to the effect of changes to our valuation allowance on deferred tax assets, income tax benefits of $11.9 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2016, we made net cash income tax payments of $2.9 million primarily for Europe.

In Fiscal 2015, our income tax expense was $2.1 million and our effective income tax rate was (0.9) %. Our effective income tax rate for Fiscal 2015 reflects income tax benefit of $82.0 million on book losses offset by income tax expense of $12.9 million on earnings of foreign subsidiaries, income tax expense of $43.7 million on non-deductible goodwill impairment, and income tax expense of $33.6 million related to the effect of changes to our valuation allowance on deferred tax assets, partially offset by income tax benefits of $11.7 million on income in our foreign jurisdictions that are taxed at lower income tax rates. In Fiscal 2015, we made net cash income tax payments of $3.5 million primarily for Europe.

See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Segment Operations

We are organized into two business segments – North America and Europe. The following is a discussion of results of operations by business segment.

North America

Key statistics and results of operations for our North America division are as follows (dollars in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$846,838	$834,979	$876,976
Increase (decrease) in same store sales	1.5%	(2.1)%	(0.1)%
Gross profit percentage	51.7%	48.8%	48.7%
Number of stores at the end of the period (1)	1,568	1,641	1,741

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in North America during Fiscal 2017 increased $11.9 million, or 1.4% from Fiscal 2016. The increase was attributable to an increase in same store sales of $12.2 million, the additional week of net sales of $12.2 million, an increase in new concession store sales and company-operated store sales of $14.9 million and a favorable foreign currency translation effect of our non-U.S. net sales of $1.7 million, partially offset by the effect of store closures of $26.1 million and decreased franchisee sales of $3.0 million. Net sales would have increased 1.2% excluding the impact of foreign currency exchange rate changes.

For Fiscal 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 7.6%, partially offset by a decrease in average number of transactions per store of 3.2%.

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

Gross profit

In Fiscal 2017, gross profit percentage increased 290 basis points to 51.7% compared to the gross profit percentage for Fiscal 2016 of 48.8%. The increase in gross profit percentage consisted of an increase in merchandise margin of 160 basis points and by a 130 basis point decrease in occupancy costs. The increase in merchandise margin percentage resulted primarily from lower markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the leveraging effect from an increase in same store sales.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Jewelry	51.5	51.0	51.3
Accessories	48.5	49.0	48.7

	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe division are as follows (dollars in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$490,772	$476,337	$525,884
Increase (decrease) in same store sales	1.9%	(5.2)%	(3.0)%
Gross profit percentage	48.0%	46.4%	45.9%
Number of stores at the end of the period (1)	1,026	1,069	1,126

(1)	Number of stores excludes stores operated under franchise agreements and concession stores arrangements.

Net sales

Net sales in Europe during Fiscal 2017 increased $14.4 million, or 3.0%, from Fiscal 2016. The increase was attributable to a favorable foreign currency translation effect of our non-U.S. net sales of $9.9 million, an increase in same store sales of $8.7 million, the additional week of net sales of $7.8 million and an increase in new concession store sales and company-operated store sales of $1.0 million, partially offset by the effect of store closures of $13.0 million. Net sales would have increased 0.9% excluding the impact of foreign currency exchange rate changes.

For Fiscal 2017, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.6%, partially offset by a decrease in average number of transactions per store of 3.0%.

Net sales in Europe during Fiscal 2016 decreased $49.5 million, or 9.4%, from Fiscal 2015. The decrease was attributable to a decrease in same stores sales of $25.1 million, an unfavorable foreign currency translation effect of our non-U.S. net sales of $23.1 million and the effect of store closures of $14.0 million, partially offset by an increase in new concession store sales and new store sales of $12.7 million. Net sales would have decreased 5.2% excluding the impact from foreign currency exchange rate changes.

For Fiscal 2016, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 13.0%, partially offset by an increase in average transaction value of 10.0%.

Gross profit

In Fiscal 2017, gross profit percentage increased 160 basis points to 48.0% compared to the gross profit percentage for Fiscal 2016 of 46.4%. The increase in gross profit percentage consisted of a 140 basis point decrease in occupancy costs, by an increase in merchandise margin of 10 basis points and by a 10 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of sales, resulted primarily from the leveraging effect from an increase in same store sales. The increase in merchandise margin percentage resulted primarily from higher initial markup, partially offset by unfavorable foreign currency exchange rates. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in buying and buying-related costs, as a percentage of net sales, resulted primarily from lower compensation costs and buying-relating costs.

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

The following table compares our sales of each product category for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Jewelry	37.1	36.4	35.4
Accessories	62.9	63.6	64.6

	100.0	100.0	100.0

Liquidity and Capital Resources

As of February 3, 2018, we were highly leveraged, with significant debt service obligations. We reported net debt (total debt less cash and cash equivalents) of approximately $2.1 billion with maturities ranging from 2019 through 2021 as of such date. Due to the Chapter 11 Cases we have no further borrowing capacity under our pre-existing debt arrangements.

Pre-Petition Liquidity and Capital Resources

As of February 3, 2018, the upcoming debt maturities for debt of Claire’s Stores and its U.S. subsidiaries was as follows (dollars in millions):

Facility	Outstanding Amount	Maturity
ABL Credit Facility	$31.0	February 4, 2019
U.S. Revolving Credit Facility	$—	February 4, 2019
9.00% First Lien Notes	$1,125.0	March 15, 2019
8.75% Second Lien Notes	$222.3	March 15, 2019

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under various agreements, including the debt instruments described above. Our cash on hand and cash generated from operations will be insufficient to repay the debt of Claire’s Store and its U.S. subsidiaries as it begins to mature in 2019. In addition, we do not anticipate that we will be able to obtain additional indebtedness sufficient to allow us to refinance our indebtedness in full as it matures. See “Business–History” for a description of the Chapter 11 Cases. If we are unable to complete a restructuring on the terms set forth in the RSA and the Chapter 11 Cases, we will have to consider alternative arrangements, including attempts to restructure, retire or purchase, directly or indirectly, our outstanding indebtedness through cash purchases and/or exchanges, in open market purchases, privately negotiate transactions, or otherwise. Such arrangements, if any, will depend on prevailing market conditions, contractual restrictions and other factors. Any such transactions could impact our capital structure and the market for our debt securities. There can be no assurance that we will be successful in reaching agreement with the holders of our debt securities for any such alternative arrangements.

In addition, certain indebtedness of our European subsidiaries in an aggregate principal amount of $91.5 million matures in early 2019, as follows (dollars in millions):

Facility	Outstanding Amount	Maturity
Claire’s Gibraltar Credit Facility	$40.0	February 4, 2019
Europe Credit Agreement	$51.5	January 31, 2019

We currently anticipate that our European subsidiaries should be able to refinance this existing indebtedness as it matures, but this will depend on market and other conditions. In addition, efforts to reach agreements on a restructuring of our U.S. debt may impact our ability to refinance the European debt.

Our remaining approximately $609.6 million of indebtedness had maturities in 2020 and 2021.

Analysis of Consolidated Financial Condition

A summary of cash flows provided by (used in) operating, investing and financing activities is outlined in the table below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Operating activities	$7,695	$7,920	$(21,210)
Investing activities	(20,795)	(16,074)	(25,901)
Financing activities	(4,292)	43,344	41,589

Our working capital at the end of Fiscal 2017 was ($1,875.9) million compared to $(8.7) million at the end of Fiscal 2016, a decrease of $1,867.2 million. The decrease in working capital mainly reflects a net increase in current portion of long-term debt of $1,875.7 million, a decrease in cash and cash equivalents of $13.3 million and an increase in accrued liabilities of $10.7 million, partially offset by a net increase in prepaid expense and other items of $19.2 million, a decrease in trade accounts and income tax payables of $8.8 million, and an increase in inventories of $4.5 million.

Cash flows from operating activities

In Fiscal 2017, cash provided by operations decreased $0.2 million compared to Fiscal 2016. The primary reason for the decrease was an increase in working capital of $26.9 million, partially offset by a net increase in operating income adjusted for non-cash items and other items of $26.7 million, excluding cash equivalents.

In Fiscal 2016, cash provided by operations increased $29.1 million compared to Fiscal 2015. The primary reason for the increase was a decrease in working capital of $20.3 million and a net increase in operating income adjusted for non-cash items and other items of $8.8 million, excluding cash equivalents.

Cash flows from investing activities

In Fiscal 2017, cash used in investing was $20.8 million and consisted of $20.8 million for net capital expenditures.

In Fiscal 2016, cash used in investing was $16.1 million and consisted of $16.1 million for net capital expenditures.

Cash flows from financing activities

In Fiscal 2017, cash used in financing activities was $4.3 million, which consisted primarily of payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $9.5 million for unamortized interest related to long-term debt, payment of $0.8 million in financing costs and payment of $0.3 million for a capital lease, partially offset by net borrowings of $24.8 million under our ABL Credit Facility.

In Fiscal 2016, cash provided by financing activities was $43.3 million, which consisted primarily of proceeds from the issuance of our $50.0 million Europe Credit Facility, net borrowings of $4.0 million under our ABL and U.S. Credit Facilities, capital contribution received from our Parent of $11.6 million, partially offset by payment of $15.0 million in financing costs, note repurchase of $7.0 million and payment of $0.2 million for capital lease. We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash position

As of February 3, 2018, we had consolidated cash of $42.4 million.

As of February 3, 2018, our foreign subsidiaries held cash of $28.6 million. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs.

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

Claire’s Inc., the Parent of the Company owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with Parent, the “Affiliated Holders”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “PIK Subordinated Notes”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent, and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “Affiliated Holder Exchange”). On September 20, 2016, the Offerors accepted from the Affiliated Holders approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

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

As of February 3, 2018, we had $31.0 million of borrowings, together with the $3.7 million of letters of credit outstanding, which reduced the borrowing availability to $40.3 million.

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

As of February 3, 2018, no borrowings were outstanding under the U.S. Credit Facility.

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

We also issued 10.50% senior subordinated notes due 2017 (the “Subordinated Notes” and together with the Senior Notes, the “Merger Notes”) in an initial aggregate principal amount of $335.0 million. As of January 28, 2017, an aggregate principal amount of $18.4 million Subordinated Notes remain outstanding. The Subordinated Notes are senior subordinated obligations, were scheduled to mature on June 1, 2017 and bear interest at a rate of 10.50% per annum. In March 2017, we discharged in full our remaining obligations with respect to the Subordinated Notes.

8.875% Senior Secured Second Lien Notes

On March 4, 2011, we issued $450.0 million aggregate principal amount of Second Lien Notes. As of February 3, 2018, an aggregate principal amount of $222.3 million Second Lien Notes remain outstanding. Interest on the Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011.

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

9.0% Senior Secured First Lien Notes

On February 28, 2012, we issued $400.0 million aggregate principal amount of the 9.0% Senior Secured First Lien Notes. The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, we issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, we issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.5% of the principal amount. The 9.0% Senior Secured First Lien Notes totaling $1,125.0 million matures on March 15, 2019.

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

7.75% Senior Notes

On May 14, 2013, we issued $320.0 million aggregate principal amount of the Unsecured Notes. As of February 3, 2018, an aggregate principal amount of $216.7 million Unsecured Notes remain outstanding. The Unsecured Notes were issued at a price equal to 100.00% of the principal amount. Interest on the Unsecured Notes is payable semi-annually to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing on December 1, 2013.

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

For a description of our debt and debt agreements as of February 3, 2018, see Note 6 – Debt in the Notes to Consolidated Financial Statements.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $2.0 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of February 3, 2018, we had a reduction of $1.9 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Post-Petition Liquidity and Capital Resources

On March 22, 2018, the Company, pursuant to a commitment letter dated as of March 11, 2018 and previously disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2018, and in connection with the Chapter 11 Cases and as a debtor-in possession pursuant to the Bankruptcy Code, entered into a Credit Agreement (the “DIP Credit Agreement”) among the Company, Claire’s Inc., a Delaware corporation (“Claire’s”), certain of the Company’s subsidiaries (as described below), the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent and collateral agent for the Lenders (in such capacities, the “Administrative Agent”), pursuant to which, among other things, the Lenders have provided (i) a senior secured superpriority non-amortizing asset-based revolving facility in an aggregate principal amount of $75,000,000 (the “DIP ABL Loan”), with up to $10,000,000 of such DIP ABL Loan available for the issuance of standby letters of credit and (ii) a superpriority senior secured last-out term facility in an aggregate principal amount of $60,000,000 (the “DIP Term Loan” and together with the DIP ABL Loan, the “DIP Facility”). The DIP Facility is guaranteed on a joint and several basis by Claire’s, and certain of the Company’s subsidiaries, including BMS Distributing Corp., a Delaware corporation, CBI Distributing Corp., a Delaware corporation, Claire’s Boutiques, Inc., a Colorado corporation, Claire’s Canada Corp., a Delaware corporation, Claire’s Puerto Rico Corp., a Delaware corporation and CSI Canada LLC, a Delaware limited liability company.

The proceeds of the DIP ABL Loan extended on the DIP Closing Date were used to refinance all outstanding obligations and replace commitments under the ABL Credit Facility (described above), including cash collateralization of certain letters of credit prior issued, outstanding and undrawn as of March 22, 2018, the closing date of the DIP Facility (the “DIP Closing Date”), and to pay fees, costs and expenses incurred in connection with the DIP Facility. The proceeds of the DIP Facility will also be used for working capital and general corporate purposes and to fund certain fees payable to professional service providers in connection with prosecuting the Chapter 11 Cases.

The DIP Facility will mature, subject to the satisfaction of certain conditions, on the earliest of (i) the one year anniversary of the DIP Closing Date, (ii) the effective date of a plan of reorganization, (iii) the date of closing of a sale of all or substantially all of the Company’s assets pursuant to Section 363 of the Bankruptcy Code, (iv) the date on which acceleration of the outstanding loans, and the terminations of the commitments, occurs under the DIP Facility and (v) certain dates specified in connection with the Chapter 11 Cases and orders issued in connection therewith.

Our independent registered public accountants’ report dated as of April 20, 2018, includes an other matter paragraph regarding the Company’s ability to continue as a going concern. This other matter paragraph constitutes an event of default under the CLSIP Term Loan Agreement that would otherwise permit the lenders under the CLSIP Term Loan to cause such indebtedness to become immediately due and payable. CLSIP Holdings, CLSIP, Wilmington Trust, N.A., as Administrative Agent and Collateral Agent under the CLSIP Term Loan Agreement, and certain of the lenders constituting Required Lenders (as that term is defined by the CLSIP Term Loan Agreement) under the CLSIP Term Loan have entered into a forbearance agreement dated as of April 19, 2018 (the “CLSIP Forbearance”) providing that, among other things, such lenders will forbear from causing the CLSIP Term Loan to become immediately due and payable and from exercising remedies arising from such event of default or other events of default that may arise on account of the commencement of the Chapter 11 Cases and/or any other transaction and/or agreement contemplated by the Restructuring Agreement (“RSA”). As a result of the CLSIP Forbearance, the CLSIP Term Loan is classified as long-term debt. See Note 16 – Subsequent Events in the Notes to Consolidated Financial Statements for further details.

Management Services Agreement

See Note 12 – Related Party Transactions, in the Notes to Consolidated Financial Statements.

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

Inventory

Our inventories in North America are valued at the lower of cost or net realizable value, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. Our inventories in Europe are accounted for under the lower of cost or net realizable value method, with cost determined using the average cost method at an individual item level. Net realizable value is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns. Management monitors merchandise inventory levels to identify slow-moving items and uses markdowns to clear such inventories. Changes in consumer demand of our products could affect our retail prices, and therefore impact the retail method and lower of cost or net realizable value valuations.

Long-Lived Assets Impairment

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets or asset groups. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, and could create a risk of an impairment triggering event in the future. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ from those estimates, which could materially impact our impairment assessment. In connection with our Fiscal 2017 annual impairment testing, we recognized a non-cash impairment charge on long-lived assets of $1.0 million and $0.4 million, relating to our North America reporting unit and Europe reporting unit, respectively. In connection with our Fiscal 2016 annual impairment testing, we recognized a non-cash impairment charge on long-lived assets of $3.3 million relating to our Europe reporting unit. In connection with our Fiscal 2015 annual impairment testing, we recognized a non-cash impairment charge on long-lived assets of $1.1 million relating to our Europe reporting unit.

Goodwill

We continually evaluate whether events and changes in circumstances warrant recognition of an impairment of goodwill. The conditions that would trigger an impairment assessment of goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment, and other industry and economic factors. Generally, the Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. We conduct our annual impairment test to determine whether an impairment of the value of goodwill has occurred in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”). In accordance with 350, we have the option of performing a qualitative assessment before calculating the fair value of our reporting units or bypassing the qualitative assessment for any reporting unit for any period and proceeding directly to the goodwill impairment test. If we determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the goodwill impairment test would be unnecessary. We opted to bypass the qualitative assessment and proceeded directly to the goodwill impairment test. This process compares the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, the impairment loss is calculated as the excess of a reporting unit’s carrying amount over its fair value. We have two reporting units as defined under ASC Topic 350. These reporting units are our North America segment and our Europe segment.

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

The fair value of each reporting unit determined for the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis under the income approach using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Our determination of the fair value of each reporting unit incorporates multiple assumptions and contains inherent uncertainties, including significant estimates relating to future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Decreases in revenue growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease, which could require us to modify future models and cash flow estimates, and could result in an impairment triggering event in the future.

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

The projected cash flows used in the income approach cover the periods consisting of the fourth quarter Fiscal 2017 and Fiscal 2018 through 2027. Beyond Fiscal 2027, a terminal value was calculated using the Gordon Growth Model. We developed the projected cash flows based on estimates of forecasted same store sales, new store openings and closures, operating margins and capital expenditures. Due to the inherent judgment involved in making these estimates and assumptions, actual results could differ from those estimates. The projected cash flows reflect projected same store sales increases representative of our expected future growth rates.

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

Our annual impairment analysis did not result in any impairment of goodwill during Fiscal 2017. We noted our reporting units: North America had $987.5 million of goodwill and Europe had $145.1 million of goodwill as of October 28, 2017. If the reporting units’operating income or another valuation assumptions were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of these reporting units, the estimated fair value could decline and lead to a goodwill impairment charge in the future. In Fiscal 2016, we recognized a non-cash impairment charge on goodwill of $169.3 million relating to our North America reporting unit. In Fiscal 2015, we recognized a non-cash impairment charge on goodwill of $125.0 million relating to our North America reporting unit.

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

We evaluate the market value of the intangible assets periodically and record an impairment charge when we believe the carrying amount of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event. A prolonged decrease in consumer spending would require us to modify our models and cash flow estimates, with the risk of an impairment triggering event in the future. We did not recognize any non-cash impairment charge on intangible assets during Fiscal 2017. We recognized a non-cash impairment charge on intangible assets of $9.0 million and $29.0 million during Fiscal 2016 and Fiscal 2015, respectively.

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

During Fiscal 2017, we reported a decrease of $45.9 million in the valuation allowance against our U.S. deferred tax assets, offset by an increase of $0.4 million in the valuation allowance against our foreign deferred tax assets. The decrease in our U.S. valuation allowance was primarily related to (1) decreases in deferred taxes resulting from the decrease in the US corporate tax rate to 21% and (2) the ability to now consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. During Fiscal 2016, we reported a decrease of $134.8 million in the valuation allowance against our U.S. deferred tax assets and a decrease of $2.1 million in the valuation allowance against our foreign deferred tax assets. The decrease in our U.S. valuation allowance was primarily related to tax attribute reduction from excludable cancellation of debt income generated by the Exchange Offer. During Fiscal 2015, we reported an increase of $33.9 million in the valuation allowance against our U.S. deferred tax assets and a decrease of $0.3 million in the valuation allowance against our foreign deferred tax assets. Our conclusion regarding the need for a valuation allowance against U.S. and foreign deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

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

Contractual Obligations and Off Balance Sheet Arrangements

We finance certain equipment through transactions accounted for as non-cancelable operating leases. As a result, the rental expense for this equipment is recorded during the term of the lease contract in our Consolidated Financial Statements, generally over four to seven years. In the event that we terminate a real property lease prior to its scheduled expiration, we will be required to accrue all future rent payments under any non-cancelable operating lease. The following table sets forth our contractual obligations requiring the use of cash as of February 3, 2018:

	Payments Due by Period
Contractual Obligations (in millions)	Total	1 year		2-3 years		4-5 years		More than 5 years
Recorded Contractual Obligations:
Debt (1)	$2,079.4	$1,888.3	(2)	$40.0	(3)	$151.1	(4)	$—
Capital lease obligation	32.8	2.5		5.2		5.4		19.7
Liabilities associated with unrecognized tax positions (5)
Unrecorded Contractual Obligations:
Operating lease obligations (6)	755.3	182.1		282.4		173.7		117.1
Interest (7)	246.2	223.0		17.4		5.8		—
Letters of credit	3.7	3.7		—		—		—

Total	$3,117.4	$2,299.6		$345.0		$336.0		$136.8

(1)	Represents debt expected to be paid and does not assume any note repurchases, note prepayments, unamortized premiums or adjustments to carrying value.
(2)	Includes $1,125.0 million under our 9.0% Senior Secured First Lien Notes, $222.3 million under our 8.875% Senior Secured Second Lien Notes, $210.0 million under our 6.125% Senior Secured First Lien Notes, $216.7 million under our 7.75% Senior Notes, $51.5 million Claire’s Gibraltar Intermediate secured term loan, $31.0 million U.S. asset based lending credit facility and $31.8 million under our 9% Claire’s Stores term loan.
(3)	Includes $40.0 million Claire’s Gibraltar unsecured term loan.
(4)	Includes $103.4 million under our 9% CLSIP term loan and $47.7 million under our 9% Claire’s Gibraltar term loan.

(5)	As of February 3, 2018, we have recorded $8.3 million in liabilities associated with unrecognized tax positions, which are included in “Unfavorable lease obligations and other long-term liabilities” in the consolidated balance sheet. While these tax liabilities may result in future cash outflows, management cannot make reliable estimates of the cash flows by period due to the inherent uncertainty surrounding the effective settlement of these positions.
(6)	Operating lease obligations consists of future minimum lease commitments related to store operating leases, distribution center leases, office leases and equipment leases. Operating lease obligations do not include common area maintenance (“CAM”), contingent rent, insurance, marketing or tax payments for which the Company is also obligated.
(7)	Represents interest expected to be paid on our debt, does not include interest expense paid in kind and does not assume any note repurchases or prepayments. Projected interest on variable rate debt is calculated using the applicable interest rate at February 3, 2018.

We have no material off-balance sheet arrangements (as such term is defined in Item 303(a) (4) (ii) under Regulation S-K of the Securities Exchange Act) other than disclosed herein.

Seasonality and Quarterly Results

Sales of each category of merchandise vary from period to period depending on current trends. We experience traditional retail patterns of peak sales during the Christmas, Easter and back-to-school periods. Sales as a percentage of total sales in each of the four quarters of Fiscal 2017 were 22%, 24%, 24% and 30%, respectively. See Note 13 – Selected Quarterly Financial Data in the Notes to Consolidated Financial Statements for our quarterly results of operations.

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

Interest Rates

As of February 3, 2018, we had fixed rate debt of $2,008.4 million and variable rate debt of $71.0 million. Based on our variable rate balance as of February 3, 2018, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

We no longer have exposure to interest rate risk associated with derivative instruments.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency hedges. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. As of February 3, 2018, we maintained no foreign currency hedges. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive income (loss)” are $26.6 million, $(2.6) million and $(11.5) million, net of tax, reflecting the unrealized (loss) gain on foreign currency translations and intra-entity foreign currency transactions during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

In countries outside of the United States where we operate stores, we generate revenues and incur expenses denominated in local currencies. In Fiscal 2017, approximately 42% of our net sales were earned in currencies other than the USD, the majority of which were denominated in euros, British pounds and Canadian dollars. As foreign currency exchange rates fluctuate, the amount of USD into which our foreign earnings are converted is affected, which impacts our cash flows. In Fiscal 2017, the most material adverse impact of these foreign currency exchange rate fluctuations on our cash flows was from the strengthening of the euro against the USD. Foreign currency exchange rate fluctuations also impact our results of operations because the results of operations of our foreign subsidiaries, when translated into USD, reflect the average foreign currency exchange rates for the months that comprise the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item – 1A Risk Factors.”

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

Item 8. Financial Statements and Supplementary Data

Page No.
Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	60

Report of Independent Registered Public Accounting Firm – KPMG LLP	61

Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017	62

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016	63

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016	64

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016	65

Notes to Consolidated Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Claire’s Stores, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Claire’s Stores, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements due to significant indebtedness impacting the Company’s financial condition as well as the defaults under their debt agreements as a result of the Chapter 11 proceedings, substantial doubt as to the Company’s ability to continue as a going concern exists as of February 3, 2018. Management’s plans in regard to these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Fort Lauderdale, Florida

April 20, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Claire’s Stores, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss of Claire’s Stores, Inc. and its subsidiaries (the Company), and the related changes in stockholder’s deficit, and cash flows for the fiscal year ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Claire’s Stores, Inc. and its subsidiaries’ operations and cash flows for the fiscal year ended January 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida

April 26, 2016

Certified Public Accountants

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 3, 2018	January 28, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,446	$55,792
Inventories	134,690	130,239
Prepaid expenses	32,284	14,642
Other current assets	26,858	25,270

Total current assets	236,278	225,943

Property and equipment:
Furniture, fixtures and equipment	223,644	218,804
Leasehold improvements	301,338	297,636

	524,982	516,440
Accumulated depreciation and amortization	(405,284)	(381,975)

	119,698	134,465

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(7,216)	(6,313)

	10,839	11,742

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $87,295 and $80,502, respectively	457,078	454,956
Other assets	44,255	40,525

	1,633,908	1,628,056

Total assets	$2,000,723	$2,000,206

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	1,894,039	18,405
Trade accounts payable	62,965	69,731
Income taxes payable	4,049	6,083
Accrued interest payable	56,182	53,266
Accrued expenses and other current liabilities	94,934	87,146

Total current liabilities	2,112,169	234,631

Long-term debt, net	250,355	2,118,653
Revolving credit facility, net	—	3,925
Obligation under capital lease	15,970	16,388
Deferred tax liability	32,614	99,255
Deferred rent expense	34,851	34,300
Unfavorable lease obligations and other long-term liabilities	10,040	10,376

	343,830	2,282,897

Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,719	630,496
Accumulated other comprehensive loss, net of tax	(25,302)	(51,881)
Accumulated deficit	(1,060,693)	(1,095,937)

	(455,276)	(517,322)

Total liabilities and stockholder’s deficit	$2,000,723	$2,000,206

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Net sales	$1,337,610	$1,311,316	$1,402,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	664,061	682,828	734,067

Gross profit	673,549	628,488	668,793

Other expenses:
Selling, general and administrative	483,637	458,184	473,755
Depreciation and amortization	45,170	55,508	60,604
Impairment of assets	1,352	181,618	155,102
Severance and transaction-related costs	1,780	2,531	1,948
Other income, net	(8,293)	(5,635)	(8,055)

	523,646	692,206	683,354

Operating income (loss)	149,903	(63,718)	(14,561)
Gain on early debt extinguishment	—	315,653	—
Interest expense, net	176,610	200,187	219,816

Income (loss) before income tax (benefit) expense	(26,707)	51,748	(234,377)
Income tax (benefit) expense	(61,951)	(2,151)	2,058

Net income (loss)	$35,244	$53,899	$(236,435)

Net income (loss)	$35,244	$53,899	$(236,435)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,280	67	(3,423)
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense of $1,489, $9 and $658	18,299	(2,709)	(8,118)

Other comprehensive income (loss)	26,579	(2,642)	(11,541)

Comprehensive income (loss)	$61,823	$51,257	$(247,976)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(In thousands, except share amounts)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss, net	Accumulated deficit	Total
Balance: January 31, 2015	100	$—	$619,325	$(37,698)	$(913,401)	$(331,774)
Net loss	—	—	—	—	(236,435)	(236,435)
Stock option benefit	—	—	(494)	—	—	(494)
Foreign currency translations adjustments	—	—	—	(3,423)	—	(3,423)
Net gain (loss) on intra-entity foreign currency transactions, net of tax (benefit)	—	—	—	(8,118)	—	(8,118)

Balance: January 30, 2016	100	—	618,831	(49,239)	(1,149,836)	(580,244)
Net income	—	—	—	—	53,899	53,899
Stock option expense	—	—	115	—	—	115
Capital contribution from Parent	—	—	11,550	—	—	11,550
Foreign currency translations adjustments	—	—	—	67	—	67
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit)	—	—	—	(2,709)	—	(2,709)

Balance: January 28, 2017	100	—	630,496	(51,881)	(1,095,937)	(517,322)
Net income	—	—	—	—	35,244	35,244
Stock option expense	—	—	223	—	—	223
Foreign currency translations adjustments	—	—	—	8,280	—	8,280
Net gain (loss) on intra-entity foreign currency transactions, net of tax expense (benefit)	—	—	—	18,299	—	18,299

Balance: February 3, 2018	100	$—	$630,719	$(25,302)	$(1,060,693)	$(455,276)

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Cash flows from operating activities:
Net income (loss)	$35,244	$53,899	$(236,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,170	55,508	60,604
Impairment of assets	1,352	181,618	155,102
Amortization of lease rights and other assets	3,393	2,970	3,651
Amortization of debt issuance costs	8,856	8,066	8,281
Accretion of debt premium	(2,977)	(2,735)	(2,512)
Non-cash pay-in-kind interest expense	1,500	9,156	—
Net unfavorable accretion of lease obligations	(38)	(254)	(326)
Loss on sale/retirement of property and equipment, net	766	665	946
Gain on early debt extinguishment	—	(315,653)	—
(Gain) loss on sale of intangible assets/lease rights	—	(303)	(2,475)
Stock compensation expense (benefit)	223	115	(494)
(Increase) decrease in:
Inventories	4,223	19,457	(9,574)
Prepaid expenses	(14,007)	(1,050)	608
Other assets	7	331	(300)
Increase (decrease) in:
Trade accounts payable	(10,178)	(3,212)	5,409
Income taxes payable	(2,199)	(537)	823
Accrued interest payable	2,916	5,356	(15)
Accrued expenses and other liabilities	2,318	385	(3,164)
Deferred income taxes	(67,885)	(4,316)	(4,891)
Deferred rent expense	(989)	(1,546)	3,552

Net cash provided by (used in) operating activities	7,695	7,920	(21,210)

Cash flows from investing activities:
Acquisition of property and equipment	(20,734)	(16,268)	(27,588)
Acquisition of intangible assets/lease rights	(61)	(109)	(927)
Proceeds from sales of intangible assets/lease rights	—	303	2,614

Net cash used in investing activities	(20,795)	(16,074)	(25,901)

Cash flows from financing activities:
Proceeds from revolving credit facilities	133,000	162,278	314,690
Payments on revolving credit facilities	(108,200)	(158,278)	(272,490)
Payment on current portion of long-term debt	(18,420)	—	—
Payments of unamortized interest related to long-term debt	(9,506)	—	—
Proceeds from term note	—	50,000	—
Repurchase of notes	—	(6,987)	—
Payment of debt issuance costs	(842)	(14,977)	(441)
Principal payments of capital lease	(324)	(242)	(170)
Capital contribution from Parent	—	11,550	—

Net cash (used in) provided by financing activities:	(4,292)	43,344	41,589

Effect of foreign currency exchange rate changes on cash and cash equivalents	4,046	1,731	(2,993)

Net (decrease) increase in cash and cash equivalents	(13,346)	36,921	(8,515)
Cash and cash equivalents, at beginning of period	55,792	18,871	27,386

Cash and cash equivalents, at end of period	$42,446	$55,792	$18,871

Supplemental disclosure of cash flow information:
Interest paid	$175,159	$179,954	$213,907
Income taxes paid	6,700	2,940	3,495

Non-cash investing activities:
Restricted cash in escrow	$—	$—	$(2,029)

Non-cash supplemental financing activities:
Increase in term loans due 2021 from pay-in-kind interest	$5,009	$—	$—
Decrease in adjustment to carrying value	5,009	—	—

See accompanying notes to consolidated financial statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACQUISITION OF CLAIRE’S STORES, INC.

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

Ability to Continue as a Going Concern—The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 proceedings (see Note 16). The Company has significant indebtedness. The Company’s level of indebtedness has adversely impacted and is continuing to adversely impact its financial condition. The Company’s financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fiscal Year—The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 3, 2018 (“Fiscal 2017”) consisted of 53 weeks, while both of the fiscal years ended January 28, 2017 (“Fiscal 2016”) and January 30, 2016 (“Fiscal 2015”) consisted of 52 weeks.

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

Inventories—Merchandise inventories in North America are valued at the lower of cost or market, with cost determined using the retail method. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies used to value merchandise inventories include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, development of shrinkage reserves and the accounting for retail price changes. Merchandise inventories in Europe are accounted for under the lower of cost or net realizable value method, with cost determined using the average cost method at an individual item level. Net realizable value is generally the merchandise selling price. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.

Prepaid Expenses—Prepaid expenses as of February 3, 2018 and January 28, 2017 included the following components (in thousands):

	February 3, 2018	January 28, 2017
Prepaid rent and occupancy	$28,574	$12,870
Prepaid insurance	785	467
Other	2,925	1,305

Total prepaid expenses	$32,284	$14,642

Other Current Assets—Other current assets as of February 3, 2018 and January 28, 2017 included the following components (in thousands):

	February 3, 2018	January 28, 2017
Credit card receivables	$6,840	$6,013
Franchise receivables	1,878	3,268
Store supplies	4,658	4,765
Income taxes receivable	4,296	3,826
Other	9,186	7,398

Total other current assets	$26,858	$25,270

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

Capital Leases—Leased property meeting certain capital lease criteria is capitalized as an asset and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded using the straight-line method over the shorter of the estimated useful life of the leased asset or the initial lease term and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Interest expense is recognized on the outstanding capital lease obligation using the effective interest method and is recorded in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). On February 19, 2010, the Company sold its North America distribution center/office building (the “Property”) to a third party. The Company received net proceeds of $16.8 million from the sale of the Property. Contemporaneously with the sale of the Property, the Company entered into a lease agreement, dated February 19, 2010. The lease agreement provides for (1) an initial expiration date of February 28, 2030 with two five year renewal periods, each at the option of the Company and (2) base rent of $2.1 million per annum (subject to annual increases). This transaction is accounted for as a capital lease. The Company has a $1.2 million letter of credit to secure lease payments for the Property.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated, at the Company’s option, by first performing a qualitative assessment for any reporting unit for any period or by bypassing the qualitative assessment and proceeding directly to the goodwill impairment test. If the Company determines, on the basis of qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than the carrying value amount, then performing the goodwill impairment test would be unnecessary. The goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the impairment loss is calculated as the excess of the reporting unit’s carrying amount over its fair value. See Note 4 – Impairment Charges for results of impairment testing and Note 5 – Goodwill and Other Intangible Assets, respectively, for more details.

Intangible Assets—Intangible assets include tradenames, franchise agreements, lease rights, territory rights and leases that existed at the date of acquisition with terms that were favorable to market at that date. The Company makes investments through its Europe subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These intangible assets are amortized to residual value on a straight-line basis over the useful lives of the respective leases, not to exceed 25 years. The Company evaluates the residual value of its intangible assets periodically and adjusts the amortization period and/or residual value when the Company believes the residual value of the asset is not recoverable. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. Definite-lived intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Any impairment charges resulting from the application of these tests are immediately recorded as a charge to earnings in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 4 – Impairment Charges for results of impairment testing and Note 5 – Goodwill and Other Intangible Assets, respectively, for more details.

Other Assets—Other assets as of February 3, 2018 and January 28, 2017 included the following components (in thousands):

	February 3, 2018	January 28, 2017
Initial direct costs of leases	$13,304	$12,277
Prepaid lease payments	4,520	4,266
Deferred tax assets, non-current	4,498	3,357
Other	21,933	20,625

Total other assets	$44,255	$40,525

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

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of February 3, 2018 and January 28, 2017 included the following components (in thousands):

	February 3, 2018	January 28, 2017
Compensation and benefits	$35,371	$28,400
Gift cards and certificates	22,359	21,315
Sales and local taxes	14,213	12,315
Store rent	2,153	1,588
Other	20,838	23,528

Total accrued expenses and other current liabilities	$94,934	$87,146

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

Cost of Sales—Included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) line item “Cost of sales, occupancy and buying expenses” is the cost of merchandise sold to our customers, inbound and outbound freight charges, purchasing costs, and inspection costs. Also included in this line item are the occupancy costs of the Company’s stores and the Company’s internal costs of facilitating the merchandise procurement process, both of which are treated as period costs. All merchandise purchased by the Company is shipped to one of its two distribution centers. The cost of the Company’s distribution centers are included within the financial statement line item “Selling, general and administrative expenses,” and not in “Cost of sales, occupancy and buying expenses.” These distribution center costs were approximately $14.2 million, $13.1 million and $14.6 million, for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. All depreciation and amortization expense is reported on a separate financial statement line item on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Expenses—The Company expenses advertising costs as incurred, including in-store marketing, mall association dues and digital interactive media. Advertising expenses were $9.9 million, $9.4 million and $11.8 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Rent Expense—The Company recognizes rent expense for operating leases with periods of free rent (including construction periods), step rent provisions, and escalation clauses on a straight-line basis over the applicable lease term. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as a “Deferred rent expense” and amortized over the remaining lease term as a reduction of rent expense. The Company considers lease renewals in the determination of the applicable lease term when such renewals are reasonably assured. The Company takes this factor into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth in Note 7 – Commitments and Contingencies. Rent expense is a component of occupancy costs.

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

The Company is subject to tax audits in numerous jurisdictions, including the United States, individual states and localities, and internationally. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. See Note 11 – Income Taxes for further information.

Foreign Currency Translation—The financial statements of the Company’s foreign operations are translated into U.S. Dollars. Assets and liabilities are translated at fiscal year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are accumulated as a component of “Accumulated other comprehensive loss, net of tax” in the Company’s Consolidated Balance Sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These foreign currency transaction losses (gains) were approximately $2.1 million, $2.3 million and $(0.4) million, for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

Fair Value Measurements—ASC 820, Fair Value Measurement Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.

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

The following tables summarize the Company’s assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy (in thousands):

			Fair Value Measurements as of February 3, 2018 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)		Impairment Charges Fiscal 2017
Long-lived assets	$131,889	(2)	$—	$—	$130,537	(3)	$1,352

(1)	See Note 4 – Impairment Charges for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)	Carrying value comprised of long-lived assets relating to North America and Europe, $85,130 and $46,759, respectively.
(3)	Fair Value comprised of long-lived assets relating to North America and Europe, $84,139 and $46,398, respectively.

During Fiscal 2017, long-lived assets held and used with a carrying value of $131.9 million were written down to their fair value of $130.5 million, resulting in an impairment charge of $1.4 million, which was included in “Impairment of assets” on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.28 billion as of February 3, 2018, compared to a carrying value of $2.12 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.09 billion as of January 28, 2017, compared to a carrying value of $2.15 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. The Company’s early adoption of ASU 2017-04 on the first day of Fiscal 2017 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for inter-entity transfers of assets other than inventory by requiring the recognition of current and deferred income taxes resulting from an intra-entity transfer of such an asset when the transfer occurs rather than when it is sold to an external party. The new rules will be effective for the Company in the first quarter of 2018. The Company is reviewing the impact that this standard will have on its consolidated financial position, results of operations, and cash flow.

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

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the income statement within the reporting period in which they occur. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, which for the Company is the first quarter of fiscal 2017. The Company’s adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows

In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company expects to adopt ASU 2016-04 in the first quarter of fiscal 2018 in connection with ASU 2014-09 and does not expect it to have a material impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company is currently quantifying the amount of lease assets and lease liabilities that it will recognize on its balance sheet. The Company’s review of the requirements of Topic 842 is ongoing, and believes that the impact on its balance sheet, while not currently calculated, will be significant.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method, and does not expect it to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

4.	IMPAIRMENT CHARGES

The Company recorded non-cash impairment charges for Fiscal 2017, Fiscal 2016 and Fiscal 2015 (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Goodwill	$—	$169,347	$124,977
Tradenames	—	9,000	29,069
Long-lived assets	1,352	3,271	1,056

Total impairment charges	$1,352	$181,618	$155,102

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

Declines in customer traffic at shopping malls, where many of our stores are located, and inventory imbalances have adversely affected our Fiscal 2016 and Fiscal 2015 results of operations. Generally, the Company tests assets for impairment annually as of the first day of the fourth quarter of its fiscal year. The goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying value. If a reporting unit’s carrying value exceeds its fair value, the impairment loss is calculated as the excess of a reporting unit’s carrying amount over its fair value. The Company has two reporting units as defined under ASC Topic 350. These reporting units are its North America segment and its Europe segment.

The fair value of each reporting unit determined for the goodwill impairment test was based on a three-fourths weighting of a discounted cash flow analysis using forward-looking projections of estimated future operating results and a one-fourth weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Management’s determination of the fair value of each reporting unit incorporates multiple assumptions, including future business growth, earnings projections and the weighted average cost of capital used for purposes of discounting. Decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the fair value of the reporting unit to decrease.

Based on this testing under step one, no impairment charge was recognized during Fiscal 2017. We recognized an impairment charge for goodwill of $169.3 million and $125.0 million in Fiscal 2016 and Fiscal 2015, respectively.

The Company also performed similar impairment testing on its other indefinite lived intangible assets in Fiscal 2017, Fiscal 2016 and Fiscal 2015. The Company estimates the fair value of these intangible assets primarily utilizing a discounted cash flow model. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, royalty rates, margins and cost of capital. Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment.

The Company did not recognize an impairment charge for intangible assets in Fiscal 2017. The Company recognized an impairment charge for intangible assets of $9.0 million and $29.0 million in Fiscal 2016 and Fiscal 2015, respectively.

In Fiscal 2017, due to underperforming stores, the Company determined that certain long-lived assets in its North America reporting unit and Europe reporting unit were impaired by $1.0 million and $0.4 million, respectively. This resulted in the Company recording a non-cash impairment charge of $1.4 million in Fiscal 2017, which was included in “Impairment of assets” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized an impairment charge for long-lived assets of $3.3 million and $1.1 million in Fiscal 2016 and Fiscal 2015, respectively.

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

The carrying amount of goodwill during Fiscal 2017 and Fiscal 2016 by reporting unit are as follows (in thousands):

	North America	Europe	Total
Balance as of February 3, 2018 and January 28, 2017:
Goodwill	$1,415,651	$431,405	$1,847,056
Accumulated impairment losses	(428,134)	(286,347)	(714,481)

	$987,517	$145,058	$1,132,575

The carrying amount and accumulated amortization of identifiable intangible assets as of February 3, 2018 and January 28, 2017 were (in thousands):

		February 3, 2018		January 28, 2017
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Lease rights (1)	Lease terms ranging from 8 to 15	$74,080	$(20,631)	$65,252	$(16,961)
Franchise agreements	4 to 9	40,738	(34,878)	40,738	(31,946)
Favorable lease obligations	10	30,827	(30,818)	30,827	(30,724)
Other	5	1,106	(968)	1,043	(871)

Total intangible assets subject to amortization		146,751	(87,295)	137,860	(80,502)
Indefinite-lived intangible assets:
Indefinite-lived tradenames		$397,022	$—	$396,998	$—
Indefinite-lived territory rights		600	—	600	—

Total indefinite-lived intangible assets		397,622	—	397,598	—
Total intangible assets		$544,373	$(87,295)	$535,458	$(80,502)

(1)	Amounts include lease rights not currently subject to amortization of $28,358 and $28,114 as of February 3, 2018 and January 28, 2017, respectively.

For Fiscal 2017, Fiscal 2016 and Fiscal 2015, amortization expense of $5.7 million, $5.7 million and $6.5 million, respectively, was recognized by the Company. As discussed in Note 4 – Impairment Charges, the Company did not recognize an impairment charge related to intangible assets in Fiscal 2017. The Company recognized impairment charges related to intangible assets of $9.0 million and $29.0 million in Fiscal 2016 and Fiscal 2015, respectively.

Intangible Asset Acquisitions (in 000’s)	Amortizable	Weighted Average Amortization Period for Amortizable Intangible Asset Acquisitions
Lease rights:
Fiscal 2017	$—	—
Fiscal 2016	81	10.0
Fiscal 2015	687	10.0
Other:
Fiscal 2017	61	5.0
Fiscal 2016	36	5.0
Fiscal 2015	43	5.0

The weighted average amortization period of amortizable intangible assets acquired in Fiscal 2017 was 5.0 years.

The remaining net amortization as of February 3, 2018 of identifiable intangible assets with finite lives by year is as follows (in thousands):

Fiscal Year	Amortization
2018	$4,984
2019	4,924
2020	1,948
2021	1,742
2022	1,555
Thereafter	15,945

Total	$31,098

6.	DEBT

Debt as of February 3, 2018 and January 28, 2017 included the following components (in thousands):

	February 3, 2018	January 28, 2017
Current portion of long-term debt:
9.0% Senior secured first lien notes due 2019	$1,125,000	$—
8.875% Senior secured second lien notes due 2019	222,300	—
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	216,742	—
Claire’s Gibraltar Intermediate secured term loan due 2019	51,500
9.0% Claire’s Stores term loan due 2021	31,804	—
U.S. asset based lending credit facility due 2019	31,000	—
Unamortized premium	3,642	—
Adjustment to carrying value	12,483	—
10.5% Senior subordinated notes due 2017	—	18,420
Unamortized debt issuance cost	(10,432)	(15)

Total current portion of long-term debt, net	$1,894,039	$18,405

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$40,000	$40,000
Claire’s Gibraltar Intermediate secured term loan due 2019	—	50,000
9.0% Senior secured first lien notes due 2019 (1)	—	1,131,619
8.875% Senior secured second lien notes due 2019	—	222,300
6.125% Senior secured first lien notes due 2020	—	210,000
7.75% Senior notes due 2020	—	216,742
9.0% Claire’s Stores term loan due 2021	—	30,933
9.0% CLSIP term loan due 2021	103,356	100,525
9.0% Claire’s Gibraltar term loans due 2021	47,701	46,394
Adjustment to carrying value	59,298	86,296
Unamortized debt issuance cost	—	(16,156)

Total long-term debt, net	$250,355	$2,118,653

Revolving credit facility:
U.S. asset based lending credit facility due 2019	$—	$6,200
Unamortized debt issuance cost	—	(2,275)

Total revolving credit facility, net	$—	$3,925

Obligation under capital lease (including current portion)	$16,388	$16,712

(1)	Amount includes unamortized premium of $6,619 as of January 28, 2017.

For further information on the Company’s debt structure in conjunction with the Chapter 11 Cases, see Note 16 – Subsequent Event.

As of February 3, 2018, the Company’s capital lease obligation and debt maturities are as follows for each of the following fiscal years (in thousands):

	Capital Leases	Debt
2018	$2,504	$1,904,936
2019	2,554	57,146
2020	2,605	17,752
2021	2,657	171,350
2022	2,710	—
Thereafter	19,773	—

Total	32,803	$2,151,184

Imputed interest	(16,415)

Present value of minimum capital lease principal payments	16,388
Current portion	418

Long-term capital lease obligation	$15,970

The Company’s interest expense, net for Fiscal 2017, Fiscal 2016 and Fiscal 2015 included the following components (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
U.S. senior secured revolving credit facility due 2019	$—	$3,949	$5,038
Europe unsecured revolving credit facility due 2017	—	1,198	646
10.5% Senior subordinated notes due 2017	457	18,330	27,268
Claire’s Gibraltar unsecured term loan due 2019	2,376	738	—
Claire’s Gibraltar Intermediate secured term loan due 2019	7,717	383	—
9.0% Senior secured first lien notes due 2019	103,197	100,225	101,261
8.875% Senior secured second lien notes due 2019	20,221	31,911	39,948
6.125% Senior secured first lien notes due 2020	13,110	12,734	12,881
7.75% Senior notes due 2020	17,147	21,650	24,800
U.S. asset based lending credit facility due 2019	3,665	1,371	—
Capital lease obligation	2,122	2,173	2,179
Amortization of deferred debt issue costs	8,856	8,066	8,281
Accretion of debt premium	(2,977)	(2,735)	(2,512)
Other interest expense	753	222	57
Interest income	(34)	(28)	(31)

Interest expense, net	$176,610	$200,187	$219,816

Deferred Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Amortization expense, recognized as a component of “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), were $8.9 million, $8.1 million and $8.3 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Accrued interest payable as of February 3, 2018 and January 28, 2017 consisted of the following components (in thousands):

	February 3, 2018	January 28, 2017
Europe unsecured revolving credit facility due 2017	$—	$19
10.5% Senior subordinated notes due 2017	—	290
Claire’s Gibraltar unsecured term loan due 2019	52	197
Claire’s Gibraltar Intermediate secured term loan due 2019	322	383
9.0% Senior secured first lien notes due 2019	39,498	37,552
8.875% Senior secured second lien notes due 2019	7,697	7,205
6.125% Senior secured first lien notes due 2020	5,018	4,770
7.75% Senior notes due 2020	3,046	2,697
U.S. asset based lending credit facility due 2019	549	153

Total accrued interest payable	$56,182	$53,266

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

Claire’s Inc., the Parent of the Company owned approximately $58.7 million aggregate principal amount of the Subordinated Notes and certain funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with Parent, the “Affiliated Holders”) owned approximately $183.6 million aggregate principal amount of the Company’s 10.500% PIK Senior Subordinated Notes due 2017 (the “PIK Subordinated Notes”), in each case immediately prior to the completion of the Exchange Offer. No Affiliated Holder participated in the Exchange Offer. However, because the Exchange Offer was not fully subscribed, following the allocation of the maximum consideration offered in the Exchange Offer, on September 20, 2016, the Affiliated Holders effected a similar exchange of Subordinated Notes, in the case of Parent, and PIK Subordinated Notes, in the case of the Apollo Funds, for Term Loans on the same economic terms offered in the Exchange Offer for the Unsecured Notes that were tendered prior to the Exchange Offer’s “Early Tender Time”, including additional consideration paid to holders of Unsecured Notes as a result of the undersubscription (the “Affiliated Holder Exchange”). On September 20, 2016, the Offerors accepted from the Affiliated Holders approximately $58.7 million aggregate principal amount of Subordinated Notes and $183.6 million aggregate principal amount of PIK Subordinated Notes pursuant to the Affiliated Holder Exchange in exchange for approximately $10.5 million aggregate principal amount of Claire’s Stores Term Loans, approximately $34.2 million aggregate principal amount of CLSIP Term Loans and approximately $15.8 million aggregate principal amount of Claire’s Gibraltar Term Loans. The interest payable on the Term Loans held by the Affiliated Holders or their affiliates will be pay-in-kind.

The following is a summary of our Exchange offer activity during Fiscal 2016 (in thousands). There were no exchange offer activities during Fiscal 2017 and Fiscal 2015.

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

Exchange Offer Term Loan Agreements

Claire’s Stores Term Loan Agreement

On September 20, 2016, the Company entered into the Term Loan Credit Agreement, among the Company, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (the “Claire’s Stores Term Loan Agreement”), providing for $30.9 million aggregate principal amount, including $10.5 million of pay-in-kind interest, of Claire’s Stores Term Loans maturing on September 20, 2021. The Claire’s Stores Term Loans bear interest at a rate of 9.0% per annum, payable semi-annually. Interest on the Claire’s Stores Term Loans will be payable in cash; provided that, to the extent the Affiliated Holders or their affiliates hold Claire’s Stores Term Loans, interest payable on such Term Loans to them will be pay-in-kind. The Claire’s Stores Term Loans are guaranteed on a senior basis by each of the Company’s present and future domestic subsidiaries, other than certain excluded subsidiaries (including CLSIP LLC and CLSIP Holdings LLC (as defined below)). The Claire’s Stores Term Loans are secured on a pari passu basis with the Senior Secured First Lien Notes (as defined below) and the U.S. Credit Facility (as defined below), subject to certain permitted liens, by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets securing the Company’s first-lien obligations other than certain collateral securing the ABL Credit Facility, as defined below (the “Notes Priority Collateral”) and (ii) a second-priority interest, junior to the liens on such other collateral securing the ABL Credit Facility (the “ABL Priority Collateral ”). The Claire’s Stores Term Loans contain customary provisions relating to mandatory prepayments, voluntary payments, payment of dividends, affirmative and negative covenants and events of default.

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

In connection with the CLSIP Term Loans, on September 20, 2016, CLSIP entered into the Intellectual Property Agreement (the “Transferred IP Agreement”) with CBI Distributing Corp., a wholly owned subsidiary of the Company (“CBI”), the Company and certain of its other domestic subsidiaries (“Claire’s Parties ”), pursuant to which the Claire’s Parties will pay to CLSIP an annual fee of $12.0 million in exchange for (i) the exclusive right to use and exploit the US Icing Marks, the Domain Names and the Mobile Application Agreement, (ii) the exclusive right to use, exploit, register, enforce and defend the US Claire’s Marks, and (iii) CLSIP’s acknowledgment that it will not exercise any rights in or to the US Claire’s Marks, either directly or indirectly, during the term of the Transferred IP Agreement without CBI’s prior written consent; in each case, solely during the term of the Transferred IP Agreement and subject to the terms contained therein.

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

Refinancing of U.S. Credit Facility

Concurrently with the Exchange Offer, the Company replaced our $115 million senior secured U.S. revolving credit facility with the ABL Credit Facility and the amended U.S. Credit Facility, in the aggregate principal amount of $75.0 million, and a $40.0 million Claire’s Gibraltar Credit Facility.

ABL Credit Facility

On September 20, 2016, the ABL Credit Facility, dated as of August 12, 2016, among the Company, Claire’s Inc., the Parent of the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the “ABL Credit Facility”) became effective. The ABL Credit Facility matures on February 4, 2019 and provides for revolving credit loans, subject to borrowing base availability, in an amount up to $75.0 million less any amounts outstanding under the U.S. Credit Facility (as defined below).

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

As of February 3, 2018, the Company had $31.0 million of borrowings, together with the $3.7 million of letters of credit outstanding, reduces the borrowing availability to $40.3 million.

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

As of February 3, 2018, no borrowings were outstanding under the U.S. Credit Facility.

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

10.50% Senior Subordinated Notes

In connection with the Transactions, the Company issued $335.0 million of 10.50% Senior Subordinated Notes due 2017 (the “Subordinated Notes”). As of January 28, 2017, an aggregate principal amount of $18.4 million Subordinated Notes remain outstanding. The Subordinated Notes are senior subordinated obligations of the Company and were scheduled to mature on June 1, 2017. Interest is payable semi-annually at 10.50% per annum, which commenced on December 1, 2007. In March 2017, the Company discharged in full the Company’s remaining obligations with respect to the Subordinated Notes.

8.875% Senior Secured Second Lien Notes

On March 4, 2011, the Company issued $450.0 million aggregate principal amount of 8.875% senior secured second lien notes that mature on March 15, 2019 (the “Second Lien Notes”). As of February 3, 2018, an aggregate principal amount of $222.3 million Second Lien Notes remain outstanding. Interest on the Second Lien Notes is payable semi-annually to holders of record at the close of business on March 1 or September 1 immediately preceding the interest payment date on March 15 and September 15 of each year, commencing on September 15, 2011.

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

9.0% Senior Secured First Lien Notes

On February 28, 2012, the Company issued $400.0 million aggregate principal amount of the 9.0% Senior Secured First Lien Notes due 2019 (the “9.0% Senior Secured First Lien Notes”). The notes were issued at a price equal to 100.00% of the principal amount. On March 12, 2012, the Company issued an additional $100.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 101.50% of the principal amount. On September 20, 2012, the Company issued an additional $625.0 million aggregate principal amount of the same series of 9.0% Senior Secured First Lien Notes at a price equal to 102.50% of the principal amount. The 9.0% Senior Secured First Lien Notes totaling $1,125.0 million loan matures on March 15, 2019.

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

7.75% Senior Notes

On May 14, 2013, the Company issued $320.0 million aggregate principal amount of the 7.75% senior notes that mature on June 1, 2020 (the “Unsecured Notes”). The Unsecured Notes were issued at a price equal to 100.00% of the principal amount. As of February 3, 2018, an aggregate principal amount of $216.7 million Unsecured Notes remain outstanding.

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

Note Repurchase

The following is a summary of the Company’s note repurchase activity during Fiscal 2016 (in thousands). The note repurchase in Fiscal 2016 was made in an open market transaction. There were no note repurchase activities during Fiscal 2017 or Fiscal 2015.

	Fiscal 2016
Notes Repurchased	Principal Amount	Repurchase Price	Recognized Gain (1)
10.5% Senior subordinated notes due 2017 (the “Senior Subordinated Notes”)	$7,363	$6,995	$362

(1)	Net of deferred issuance cost write-offs of $6.

Gain on Early Debt Extinguishment

The Company recorded a gain on early extinguishment of debt related to the Exchange Offer during Fiscal 2016 as follows (in thousands):

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

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $2.0 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of February 3, 2018, there was a reduction of $1.9 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

7.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases its retail stores, certain offices and warehouse space, and certain equipment under operating leases which expire at various dates through the year 2030 with options to renew certain of such leases for additional periods. Most lease agreements contain construction allowances and/or rent holidays. For purposes of recognizing landlord incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The lease agreements covering retail store space provide for minimum rentals and/or rentals based on a percentage of net sales. Rental expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015 is set forth below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Minimum store rentals	$194,498	$204,354	$215,633
Store rentals based on net sales	2,337	1,829	1,828
Other rental expense	7,137	6,305	6,429

Total rental expense	$203,972	$212,488	$223,890

Minimum aggregate rental commitments as of February 3, 2018 under non-cancelable operating leases are summarized by fiscal year as follows (in thousands):

2018	$182,076
2019	153,655
2020	128,763
2021	100,745
2022	72,971
Thereafter	117,110

Total	$755,320

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

ASC Topic 410, Asset Retirement and Environmental Obligations, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to costs associated with the retirement of leasehold improvements under store and warehouse leases, within the Europe segment. The Company had retirement obligations of $4.9 million and $3.9 million as of February 3, 2018 and January 28, 2017, respectively. These retirement obligations are classified as “Deferred rent expense” in the Company’s Consolidated Balance Sheets.

Legal—The Company is, from time to time, involved in litigation incidental to the conduct of its business, including personal injury litigation, litigation regarding merchandise sold, including product and safety concerns regarding heavy metal and chemical content in merchandise, litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Employment Agreements—The Company has employment agreements with several members of senior management. The agreements provide for minimum salary levels, retention bonuses, performance bonuses, and severance payments.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax for Fiscal 2017, Fiscal 2016 and Fiscal 2015 (in thousands, net of tax):

Total (1)
Balance as of January 31, 2015	$(37,698)
Foreign currency translation adjustment	(3,423)
Net loss on intra-entity foreign currency transactions, net of tax expense of $658	(8,118)

Balance as of January 30, 2016	(49,239)
Foreign currency translation adjustment	67
Net loss on intra-entity foreign currency transactions, net of tax expense of $9	(2,709)

Balance as of January 28, 2017	(51,881)
Foreign currency translation adjustment	8,280
Net gain on intra-entity foreign currency transactions, net of tax expense of $1,489	18,299

Balance as of February 3, 2018	$(25,302)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments.

There were no income tax effects on other comprehensive (loss) gains related to unrealized (losses) gains on foreign currency translation adjustments in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

9.	STOCK OPTIONS AND STOCK-BASED COMPENSATION

On June 29, 2007, the Board of Directors and stockholders of Parent adopted the Claire’s Inc. Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provides employees and directors of Claire’s Inc., the Company and its subsidiaries, who are in a position to contribute to the long-term success of these entities, with shares or options to acquire shares in Parent to aid in attracting, retaining, and motivating individuals of outstanding ability.

The Incentive Plan was amended on July 23, 2007 and September 9, 2008 to increase the number of shares available for issuance to 6,860,000 and 8,200,000, respectively, and to provide for equity investments by employees and directors of the Company through the voluntary stock purchase program. As of February 3, 2018, 3,661,117 shares were available for future grants.

The total stock-based compensation (benefit) expense recognized by the Company in Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.2 million, $0.1 million and $(0.5) million, respectively. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded reversals of stock compensation expense of $0.0 million, $0.2 million and $0.9 million, respectively. Related income tax expense of approximately $0.1 million, $0.0 million and $0.2 million were recognized in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Stock-based compensation is recorded in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Stock Options

The Board of Directors of Parent periodically approves the grant of stock options, consisting of “Time Options” and “Performance Options”. Time Options vest and become exercisable based on continued service to the Company. The Time Options vest in four equal annual installments, commencing one year from date of grant and expire seven years after date of grant. Performance Options vest based on the growth in the stock price exceeding a performance target, commencing with the last day of the eighth full fiscal quarter following date of grant. Upon achievement of the performance target, the Performance Options vest and become exercisable in two equal annual installments on the first two anniversaries of the measurement date and expire after seven years. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Board of Directors approved the grant of 249,000, 1,432,100 and 682,925, respectively, of similar stock options.

The following is a summary of activity in the Company’s stock option plan from January 28, 2017 through February 3, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 28, 2017	3,125,062	$5.67
Options granted	249,000	$0.56
Options exercised	—	—
Options forfeited	(84,174)	$6.01
Options expired	(65,562)	$9.53

Outstanding as of February 3, 2018	3,224,326	$5.18	3.9

Options vested and expected to vest as of February 3, 2018	3,061,037	$5.35	3.8

Exercisable at end of period	1,737,161	$6.89	3.1

The weighted average grant date fair value of options granted in Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.18, $0.33 and $0.51, respectively.

As of February 3, 2018, there was $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that are expected to be recognized over a weighted-average period of approximately 2.4 years.

For options granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:

Time Options (Black-Scholes)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected stock price volatility	35.69%	33.09%	34.79%
Weighted average risk-free interest rate	1.87%	1.10%	1.37%
Range of risk-free interest rate	1.25% - 2.49%	1.44% - 1.57%	1.14% - 1.63%
Weighted average expected term (years)	4.75	4.15	4.47

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected stock price volatility was based on peer company data as of the date of each option grant.

Parent will issue new shares to satisfy exercise of stock options. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, no options were exercised and no cash was used to settle equity instruments granted under share-based payment arrangements.

10.	EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan under 401(k) of the Internal Revenue Code that covers substantially all United States employees meeting certain service requirements. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions. The Company elected to make a matching contribution of $0.2 million to the plan during Fiscal 2017. The Company elected not to make any matching contributions during Fiscal 2016 and Fiscal 2015.

11.	INCOME TAXES

The components of income (loss) before income taxes for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
U.S.	$(63,099)	$204,642	$(267,113)
Foreign	36,392	(152,894)	32,736

Total (loss) income before income taxes	$(26,707)	$51,748	$(234,377)

The components of income tax expense (benefit) for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Federal:
Current	$435	$(993)	$503
Deferred	(67,543)	(1,215)	(5,907)

	(67,108)	(2,208)	(5,404)

State
Current	602	876	438
Deferred	(250)	70	412

	352	946	850

Foreign
Current	4,995	2,160	6,035
Deferred	(190)	(3,049)	577

	4,805	(889)	6,612

Total income tax (benefit) expense	$(61,951)	$(2,151)	$2,058

The provision for income taxes for Fiscal 2017, Fiscal 2016 and Fiscal 2015 differs from an amount computed at the statutory federal rate as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
U.S. income taxes at statutory federal rate	33.7%	35.0%	35.0%
Earnings of foreign subsidiaries	(95.5)	120.9	(5.4)
Goodwill and other impairment	(0.5)	120.1	(18.7)
Deferred taxes	135.3	8.9	—
State and local income taxes, net of federal tax benefit	(33.2)	2.0	0.1
Other, net	5.5	0.2	(2.4)
Valuation allowance	170.1	(264.5)	(14.3)
Foreign rate differential	15.8	(23.0)	5.0
Change in accrual for estimated tax contingencies	0.8	(3.8)	(0.2)

	232.0%	(4.2)%	(0.9)%

In Fiscal 2017, our income tax benefit was $62.0 million and our effective income tax rate was 232.0%. Our effective income tax rate for Fiscal 2017 reflects income tax benefit of $9.0 million on book losses offset by income tax expense of $25.5 million on earnings of foreign subsidiaries, income tax benefit of $36.1 million on deferred taxes primarily as a result of the reduction in corporate income tax rate to 21%, an income tax benefit of $45.4 million related to the effect of changes to our valuation allowance on deferred tax assets, an income tax benefit of $4.2 million on income in our foreign jurisdictions that are taxed at lower income tax rates, and income tax expense of $8.9 million for state taxes including a reduction of NOL carryforwards as a result of the Exchange Offer. In Fiscal 2016, the Company’s income tax benefit was $2.2 million and its effective income tax rate was (4.2)%, including income tax benefit of $136.8 million related to the effect of changes to its valuation allowance on deferred tax assets. Additionally, there was income tax expense of $62.2 million related to non-deductible goodwill impairment and income tax expense of $62.5 million on earnings of foreign subsidiaries. In Fiscal 2015, the Company’s income tax expense was $2.1 million and its effective income tax rate was (0.9)%, including income tax expense of $33.6 million related to the effect of changes to its valuation allowance on deferred tax assets.

The effective income tax rate for Fiscal 2017 also differs from the statutory federal income tax rate of 33.7% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriations utilized to fund interest payments, and other permanent book to tax return adjustments.

The effective income tax rates for Fiscal 2016 and Fiscal 2015 also differ from the statutory federal income tax rate of 35.0% due to the overall geographic mix of losses in jurisdictions with higher income tax rates and income in jurisdictions with lower income tax rates, the impact of earnings of foreign subsidiaries, including repatriations utilized to fund interest payments, and other permanent book to tax return adjustments.

The tax effects on the significant components of the Company’s net deferred tax liability as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Tax carryforwards	$35,659	$37,736
Debt related	25,818	43,345
Compensation and benefits	4,225	4,137
Deferred rent	4,683	7,041
Depreciation	6,729	10,495
Accrued expenses	3,575	5,210
Gift cards	704	988
Inventory	1,993	2,604

Total gross deferred tax assets	83,386	111,556
Valuation allowance	(41,422)	(86,852)

Total deferred tax assets, net	41,964	24,704

Deferred tax liabilities:
Tradename intangibles	62,377	96,712
Earnings from foreign subsidiaries	—	20,205
Lease rights	8,044	3,517
Other	(341)	168

Total deferred tax liabilities	70,080	120,602

Net deferred tax liability	$(28,116)	$(95,898)

The deferred tax assets and deferred tax liabilities as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

	February 3, 2018	January 28, 2017
Non-current deferred tax assets	$4,498	$3,357
Non-current deferred tax liabilities, net of valuation allowance	(32,614)	(99,255)

Net deferred tax liability	$(28,116)	$(95,898)

The amount and expiration dates of net operating loss carryforwards as of February 3, 2018, are as follows (in thousands):

	Amount	Expiration Date
U.S Federal net operating loss carryforwards	$1,748	Indefinite
Non-U.S. net operating loss carryforwards	11,734	2018 – 2035
Non-U.S. net operating loss carryforwards	15,995	Indefinite
State net operating loss carryforwards	6,182	2020 – 2038

Total	$35,659

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

In Fiscal 2017, the Company recorded a decrease of $45.9 million in valuation allowance against deferred tax assets in the U.S. The decrease in our U.S. valuation allowance was primarily related to (1) the reduction in the corporate income tax rate from 35% to 21% and (2) the ability to now consider indefinite lived assets and the associated deferred tax liability as a source of future taxable income when assessing the potential to realize future tax deductions from indefinite carryforwards of net operating losses and interest expense. In Fiscal 2016, the Company recorded a decrease of $134.8 million in valuation allowance against deferred tax assets in the U.S. The decrease in our U.S. valuation allowance was primarily related to tax attribute reduction from excludable cancellation of debt income generated by the Exchange Offer. In Fiscal 2015, the Company recorded an increase of $33.9 million in valuation allowance against deferred tax assets in the U.S. In Fiscal 2008, the Company recorded a charge of $95.8 million to establish a valuation allowance against its deferred tax assets in the U.S. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, such as cumulative losses in recent fiscal years in our U.S. operations. While the Company’s long-term financial outlook in the U.S. remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent U.S. cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against U.S. deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance. The foreign valuation allowances relate to net operating loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

The net change in the total valuation allowances in Fiscal 2017, Fiscal 2016 and Fiscal 2015 was a decrease of $45.4 million, a decrease of $136.8 million and an increase of $33.6 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Beginning balance	$7,996	$9,566	$9,223
Additions based on tax positions related to the current year	1,706	792	1,341
Statute expirations	(1,414)	(1,892)	(998)
Settlements	—	(470)	—

Ending balance	$8,288	$7,996	$9,566

The amount of unrecognized tax benefits as of February 3, 2018 of $8.3 million, if recognized, would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company had $1.7 million and $2.2 million for the payment of interest and penalties accrued as of February 3, 2018 and January 28, 2017, respectively, and are classified as “Unfavorable lease obligations and other long-term liabilities” in the Company’s Consolidated Balance Sheets. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recognized $(0.5) million, $(0.6) million and $0.2 million, respectively, in interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before Fiscal 2014, and with few exceptions, for state, and local, or non-U.S. income tax examinations for years before Fiscal 2008. We have also concluded tax examinations in our significant foreign tax jurisdictions including France through Fiscal 2013, Austria through Fiscal 2010, United Kingdom through Fiscal 2008, Switzerland through Fiscal 2009, and Canada through Fiscal 2008.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of February 3, 2018, the Company has not completed the accounting for potential utilization of foreign tax credits in conjunction with the one-time mandatory transition tax on undistributed earnings of foreign affiliates. Therefore, we have recorded a provisional amount for this effect of the Tax Act.

Corporate Tax Rate Change—For the year ended February 3, 2018, we recorded a tax benefit of $34.7 million due to the decrease in the corporate tax rate from 35% to 21%. At the date of enactment, the Company had a deferred tax liability for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. Due to the Tax Act, this additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability as of the date of enactment.

Mandatory Transition Tax—For the year ended February 3, 2018, we computed a provisional income inclusion of $71.7 million due to the imposition of the mandatory transition tax (“MTT”) on the deemed repatriation of undistributed foreign earnings.

The Tax Act imposes a one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (E&P), as determined in accordance with U.S. tax principles, of certain foreign corporations owned by U.S. shareholders. In general, we have estimated $155.9 million of E&P related to our foreign affiliates that is subject to the MTT. The MTT is imposed at a rate of 15.5% to the extent of the cash and cash equivalents that are held by the foreign affiliates at certain testing dates; the remaining E&P is taxed at a rate of 8.0%. After allowing for an $84.2 million participation exemption, the net taxable income inclusion amount is $71.7 million. This has been computed without regard to any potential gross-up for deemed paid foreign income taxes paid. This provisional amount was offset by other current US losses resulting in an expected US net operating loss for Fiscal 2017. As of February 3, 2018, the Company has recorded a provisional amount because certain information related to the computation of deemed paid foreign income taxes is not readily available. The Company will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.

Global Intangible Low Taxed Income—In addition to the changes described above, the Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

12.	RELATED PARTY TRANSACTIONS

Indebtedness

As discussed, above in Note 6, the Apollo Funds and Parent completed the Affiliated Holder Exchange on September 20, 2016.    As of February 3, 2018 and January 28, 2017, Parent and affiliates held $65.6 million and $60.6 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $0.0 million and $0.0 million, respectively. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $0.0 million, $16.0 million and $23.0 million, respectively. Interest on the debt held as of February 3, 2018 is payable in kind.

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

13.	SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands)

	Fiscal 2017
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$299,621	$316,637	$314,584	$406,768	$1,337,610
Gross profit	147,833	155,054	152,492	218,170	673,549
Impairment of assets (a)	—	—	—	1,352	1,352
Severance and transaction related costs	143	389	335	913	1,780
Interest expense, net	43,580	43,394	43,229	46,407	176,610
Income tax (benefit) expense (b)	(8,146)	10,266	1,758	(65,829)	(61,951)
Net income (loss)	(6,758)	(20,488)	(15,545)	78,035	35,244

(a)	Represents an impairment charge relating to long-lived assets. See Note 4 – Impairment Charges for detail of impairment charges.
(b)	Includes a $67.3 million benefit as a result of the enactment of the Tax Act.

	Fiscal 2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total Year
Net sales	$299,647	$317,172	$312,041	$382,456	$1,311,316
Gross profit	141,294	146,489	145,208	195,497	628,488
Impairment of assets (a)	—	—	142,271	39,347	181,618
Severance and transaction related costs	1,573	125	205	628	2,531
Gain (loss) on early debt extinguishment (b)	—	—	317,323	(1,670)	315,653
Interest expense, net	55,079	55,623	47,101	42,384	200,187
Income tax (benefit) expense	(1,327)	1,188	(749)	(1,263)	(2,151)
Net income (loss)	(38,758)	(32,077)	150,578	(25,844)	53,899

(a)	Represents an impairment charge relating to goodwill, tradenames and long-lived assets. See Note 4 – Impairment Charges for detail of impairment charges.
(b)	Represents gain (loss) on early debt extinguishment primarily related to the Exchange Offer. See Note 6 – Debt for details.

14.	SEGMENT REPORTING

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

Information about the Company’s operations by segment is as follows (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales:
North America	$846,838	$834,979	$876,976
Europe	490,772	476,337	525,884

Total net sales	$1,337,610	$1,311,316	$1,402,860

Depreciation and amortization:
North America	$28,555	$34,850	$38,115
Europe	16,615	20,658	22,489

Total depreciation and amortization	$45,170	$55,508	$60,604

Segment operating income:
North America	$107,641	$99,079	$109,970
Europe	45,394	21,352	32,519

Total segment operating income	$153,035	$120,431	$142,489

Impairment of assets:
North America	$991	$4,000	$141,977
Europe	361	177,618	13,125

Total impairment charges	$1,352	$181,618	$155,102

Gain (loss) on early debt extinguishment:
North America	$—	$316,654	$—
Europe	—	(1,001)	—

Total gain on early debt extinguishment	$—	$315,653	$—

Interest expense, net:
North America	$165,365	$197,329	$218,823
Europe	11,245	2,858	993

Total interest expense, net	$176,610	$200,187	$219,816

Income (loss) before income taxes:
North America	$(59,162)	$212,836	$(252,027)
Europe	32,455	(161,088)	17,650

Total income (loss) before income taxes	$(26,707)	$51,748	$(234,377)

Income tax expense (benefit):
North America	$(66,373)	$(1,235)	$(4,732)
Europe	4,422	(916)	6,790

Total income tax expense (benefit)	$(61,951)	$(2,151)	$2,058

Net income (loss):
North America	$7,211	$214,071	$(247,295)
Europe	28,033	(160,172)	10,860

Net income (loss)	$35,244	$53,899	$(236,435)

Goodwill:
North America	$987,517	$987,517	$987,517
Europe	145,058	145,058	314,405

Total goodwill	$1,132,575	$1,132,575	$1,301,922

Long-lived assets:
North America	$84,139	$98,959	$123,126
Europe	46,398	47,248	62,154

Total long lived assets	$130,537	$146,207	$185,280

Total assets:
North America	$1,415,974	$1,458,292	$984,687
Europe	584,749	541,914	1,228,868

Total assets	$2,000,723	$2,000,206	$2,213,555

Capital expenditures
North America	$14,522	$10,390	$19,192
Europe	6,273	5,987	9,323

Total capital expenditures	$20,795	$16,377	$28,515

The Company measures segment operating income as gross profit less selling, general and administrative expenses and depreciation and amortization expense, including other operating income and expense, but excluding impairment of assets and severance and transaction-related costs. A reconciliation of total segment operating income to consolidated operating income is as follows (in thousands).

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Total segment operating income	$153,035	$120,431	$142,489
Impairment of assets	1,352	181,618	155,102
Severance and transaction-related costs	1,780	2,531	1,948

Consolidated operating income (loss)	$149,903	$(63,718)	$(14,561)

Excluded from segment operating income are impairment charges of $1.4 million, $181.6 million and $155.1 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, segment operating income also excludes severance and transaction-related costs for North America of $0.5 million, $1.6 million and $1.2 million, respectively, and for Europe of $1.3 million, $0.9 million and $0.7 million, respectively.

Identifiable assets are those assets that are identified with the operations of each segment. Corporate assets consist mainly of cash and cash equivalents, investments in affiliated companies and other assets. These assets are included within North America.

The following table compares the Company’s sales of each product category by segment for the last three fiscal years:

	Percentage of Total
Product Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Jewelry:
North America	32.4	32.2	31.7
Europe	13.8	13.4	13.5

	46.2	45.6	45.2

Accessories:
North America	30.5	31.0	30.1
Europe	23.3	23.4	24.7

	53.8	54.4	54.8

	100.0	100.0	100.0

The following table provides data for selected geographical areas.

	Percentage of Total Net Sales
Net Sales:	Fiscal 2017	Fiscal 2016	Fiscal 2015
United Kingdom	13.7	13.0	13.4

France	8.5	8.6	8.9

	Percentage of Total Long-lived Assets
Long-lived Assets:	February 3, 2018	January 28, 2017
United Kingdom	7.7	7.0

France	7.1	6.2

15.	SUPPLEMENTAL FINANCIAL INFORMATION

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 15 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions, including CLSIP LLC and CLSIP Holdings LLC). As of February 3, 2018, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

February 3, 2018

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,203	$9,644	$28,599	$—	$42,446
Inventories	—	76,469	58,221	—	134,690
Prepaid expenses	2,638	13,740	15,906	—	32,284
Other current assets	1,281	13,111	12,466	—	26,858

Total current assets	8,122	112,964	115,192	—	236,278

Property and equipment:
Furniture, fixtures and equipment	3,075	133,664	86,905	—	223,644
Leasehold improvements	1,315	177,520	122,503	—	301,338

	4,390	311,184	209,408	—	524,982
Accumulated depreciation and amortization	(3,640)	(245,778)	(155,866)	—	(405,284)

	750	65,406	53,542	—	119,698

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(7,216)	—	—	(7,216)

	—	10,839	—	—	10,839

Intercompany receivables	—	299,768	121,143	(420,911)	—
Investment in subsidiaries	1,688,098	(42,369)	—	(1,645,729)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,678	203,934	(84,634)	457,078
Other assets	1,140	3,647	39,468	—	44,255

	1,877,338	1,398,241	509,603	(2,151,274)	1,633,908

Total assets	$1,886,210	$1,587,450	$678,337	$(2,151,274)	$2,000,723

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$1,843,582	$—	$50,457	$—	$1,894,039
Trade accounts payable	3,231	21,090	38,644	—	62,965
Income taxes payable	—	484	3,565	—	4,049
Accrued interest payable	55,808	—	374	—	56,182
Accrued expenses and other current liabilities	17,954	34,494	42,486	—	94,934

Total current liabilities	1,920,575	56,068	135,526	—	2,112,169

Intercompany payables	420,911	—	—	(420,911)	—
Long-term debt, net	—	143,929	106,426	—	250,355
Revolving credit facility, net	—	—	—	—	—
Obligation under capital lease	—	15,970	—	—	15,970
Deferred tax liability	—	25,963	6,651	—	32,614
Deferred rent expense	—	22,834	12,017	—	34,851
Unfavorable lease obligations and other long-term liabilities	—	10,040	—	—	10,040

	420,911	218,736	125,094	(420,911)	343,830

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,719	1,520,543	766,993	(2,287,536)	630,719
Accumulated other comprehensive income (loss), net of tax	(25,302)	(3,156)	(23,326)	26,482	(25,302)
Accumulated deficit	(1,060,693)	(205,108)	(325,952)	531,060	(1,060,693)

	(455,276)	1,312,646	417,717	(1,730,363)	(455,276)

Total liabilities and stockholder’s equity (deficit)	$1,886,210	$1,587,450	$678,337	$(2,151,274)	$2,000,723

Condensed Consolidating Balance Sheet

January 28, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$3,005	$49,749	$—	$55,792
Inventories	—	74,307	55,932	—	130,239
Prepaid expenses	463	1,397	12,782	—	14,642
Other current assets	—	14,281	10,989	—	25,270

Total current assets	3,501	92,990	129,452	—	225,943

Property and equipment:
Furniture, fixtures and equipment	5,817	137,382	75,605	—	218,804
Leasehold improvements	1,315	183,910	112,411	—	297,636

	7,132	321,292	188,016	—	516,440
Accumulated depreciation and amortization	(5,121)	(244,158)	(132,696)	—	(381,975)

	2,011	77,134	55,320	—	134,465

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(6,313)	—	—	(6,313)

	—	11,742	—	—	11,742

Intercompany receivables	—	288,796	61,125	(349,921)	—
Investment in subsidiaries	1,541,321	(43,213)	—	(1,498,108)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,804	201,686	(84,634)	454,956
Other assets	1,066	4,342	35,117	—	40,525

	1,730,487	1,387,246	442,986	(1,932,663)	1,628,056

Total assets	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$18,405	$—	$—	$—	$18,405
Trade accounts payable	1,719	21,048	46,964	—	69,731
Income taxes payable	—	1,160	4,923	—	6,083
Accrued interest payable	52,667	—	599	—	53,266
Accrued expenses and other current liabilities	14,474	33,517	39,155	—	87,146

Total current liabilities	87,265	55,725	91,641	—	234,631

Intercompany payables	349,923	—	—	(349,923)	—
Long-term debt, net	1,812,208	149,302	157,143	—	2,118,653
Revolving credit facility, net	3,925	—	—	—	3,925
Obligation under capital lease	—	16,388	—	—	16,388
Deferred tax liability	—	93,554	5,701	—	99,255
Deferred rent expense	—	23,424	10,876	—	34,300
Unfavorable lease obligations and other long-term Liabilities	—	10,373	3	—	10,376

	2,166,056	293,041	173,723	(349,923)	2,282,897

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,496	1,520,544	766,993	(2,287,537)	630,496
Accumulated other comprehensive income (loss), net of tax	(51,881)	(5,187)	(47,062)	52,249	(51,881)
Accumulated deficit	(1,095,937)	(295,378)	(357,539)	652,917	(1,095,937)

	(517,322)	1,220,346	362,394	(1,582,740)	(517,322)

Total liabilities and stockholder’s equity (deficit)	$1,735,999	$1,569,112	$627,758	$(1,932,663)	$2,000,206

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$778,461	$559,149	$—	$1,337,610
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	12,836	365,002	286,223	—	664,061

Gross profit (deficit)	(12,836)	413,459	272,926	—	673,549

Other expenses:
Selling, general and administrative	31,725	245,524	206,388	—	483,637
Depreciation and amortization	1,328	25,241	18,601	—	45,170
Impairment of assets	—	991	361	—	1,352
Severance and transaction-related costs	347	87	1,346	—	1,780
Other (income) expense	(11,105)	4,204	(1,392)	—	(8,293)

	22,295	276,047	225,304	—	523,646

Operating income (loss)	(35,131)	137,412	47,622	—	149,903
Interest expense, net	163,257	2,123	11,230	—	176,610

Income (loss) before income taxes	(198,388)	135,289	36,392	—	(26,707)
Income tax expense (benefit)	—	(66,756)	4,805	—	(61,951)

Income (loss) from continuing operations	(198,388)	202,045	31,587	—	35,244
Equity in earnings (loss) of subsidiaries	233,632	1,655	—	(235,287)	—

Net income (loss)	35,244	203,700	31,587	(235,287)	35,244
Foreign currency translation adjustments	8,280	678	5,441	(6,119)	8,280
Net (loss) gain on intra-entity foreign currency transactions, net of tax	18,299	1,353	18,295	(19,648)	18,299

Other comprehensive income (loss)	26,579	2,031	23,736	(25,767)	26,579

Comprehensive income (loss)	$61,823	$205,731	$55,323	$(261,054)	$61,823

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$770,322	$540,994	$—	$1,311,316
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	12,035	385,327	285,466	—	682,828

Gross profit (deficit)	(12,035)	384,995	255,528	—	628,488

Other expenses:
Selling, general and administrative	21,962	236,678	199,544	—	458,184
Depreciation and amortization	966	31,559	22,983	—	55,508
Impairment of assets	4,000	—	177,618	—	181,618
Severance and transaction-related costs	1,476	92	963	—	2,531
Other (income) expense	(11,102)	1,995	3,472	—	(5,635)

	17,302	270,324	404,580	—	692,206

Operating income (loss)	(29,337)	114,671	(149,052)	—	(63,718)
Gain (loss) on early debt extinguishment	316,654	—	(1,001)	—	315,653
Interest expense, net	195,156	2,188	2,843	—	200,187

Income (loss) before income taxes	92,161	112,483	(152,896)	—	51,748
Income tax expense (benefit)	—	(1,262)	(889)	—	(2,151)

Income (loss) from continuing operations	92,161	113,745	(152,007)	—	53,899
Equity in earnings (loss) of subsidiaries	(38,262)	1,107	—	37,155	—

Net income (loss)	53,899	114,852	(152,007)	37,155	53,899
Foreign currency translation adjustments	67	983	(3,159)	2,176	67
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(2,709)	1,220	(2,562)	1,342	(2,709)

Other comprehensive income (loss)	(2,642)	2,203	(5,721)	3,518	(2,642)

Comprehensive income (loss)	$51,257	$117,055	$(157,728)	$40,673	$51,257

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Fiscal 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$811,666	$591,194	$—	$1,402,860
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	990	418,361	314,716	—	734,067

Gross profit (deficit)	(990)	393,305	276,478	—	668,793

Other expenses:
Selling, general and administrative	14,436	249,007	210,312	—	473,755
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Severance and transaction-related costs	1,106	91	751	—	1,948
Other (income) expense	(4,881)	3,492	(6,666)	—	(8,055)

	28,550	412,035	242,769	—	683,354

Operating income (loss)	(29,540)	(18,730)	33,709	—	(14,561)
Loss on early debt extinguishment	—	—	—	—	—
Interest expense, net	216,650	2,194	972	—	219,816

Income (loss) before income taxes	(246,190)	(20,924)	32,737	—	(234,377)
Income tax expense (benefit)	—	(4,555)	6,613	—	2,058

Income (loss) from continuing operations	(246,190)	(16,369)	26,124	—	(236,435)
Equity in earnings (loss) of subsidiaries	9,755	1,104	—	(10,859)	—

Net income (loss)	(236,435)	(15,265)	26,124	(10,859)	(236,435)
Foreign currency translation adjustments	(3,423)	(1,133)	1,346	(213)	(3,423)
Net (loss) gain on intra-entity foreign currency transactions, net of tax	(8,118)	(2,131)	(8,122)	10,253	(8,118)

Other comprehensive income (loss)	(11,541)	(3,264)	(6,776)	10,040	(11,541)

Comprehensive income (loss)	$(247,976)	$(18,529)	$19,348	$(819)	$(247,976)

Condensed Consolidating Statement of Cash Flows

Fiscal 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$35,244	$203,700	$31,587	$(235,287)	$35,244
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(233,632)	(1,655)	—	235,287	—
Depreciation and amortization	1,328	25,241	18,601	—	45,170
Impairment of assets	—	991	361	—	1,352
Amortization of lease rights and other assets	—	—	3,393	—	3,393
Amortization of debt issuance costs	7,742	—	1,114	—	8,856
Accretion of debt premium	(2,977)	—	—	—	(2,977)
Non-cash in kind interest expense	—	—	1,500	—	1,500
Net accretion of favorable (unfavorable) lease obligations	—	(42)	4	—	(38)
Loss on sale/retirement of property and equipment, net	2	748	16	—	766
Stock compensation benefit	204	—	19	—	223
(Increase) decrease in:
Inventories	—	(2,162)	6,385	—	4,223
Prepaid expenses	(2,175)	(12,343)	511	—	(14,007)
Other assets	(1,354)	1,290	71	—	7
Increase (decrease) in:
Trade accounts payable	1,511	76	(11,765)	—	(10,178)
Income taxes payable	—	(666)	(1,533)	—	(2,199)
Accrued interest payable	3,140	—	(224)	—	2,916
Accrued expenses and other liabilities	3,480	681	(1,843)	—	2,318
Deferred income taxes	—	(67,591)	(294)	—	(67,885)
Deferred rent expense	—	(590)	(399)	—	(989)

Net cash (used in) provided by operating activities	(187,487)	147,678	47,504	—	7,695

Cash flows from investing activities:
Acquisition of property and equipment, net	(67)	(13,720)	(6,947)	—	(20,734)
Acquisition of intangible assets/lease rights	—	(61)	—	—	(61)

Net cash used in investing activities	(67)	(13,781)	(6,947)	—	(20,795)

Cash flows from financing activities:
Proceeds from revolving credit facilities	133,000	—	—	—	133,000
Payments on revolving credit facilities	(108,200)	—	—	—	(108,200)
Payment on current portion of long-term debt	(18,420)	—	—	—	(18,420)
Payments of unamortized interest related to long-term debt	(1,653)	(5,373)	(2,480)	—	(9,506)
Payment of debt issuance costs	(446)	—	(396)	—	(842)
Principal payments of capital lease	—	(324)	—	—	(324)
Intercompany activity, net	184,438	(124,403)	(60,035)	—	—

Net cash provided by (used in) financing activities	188,719	(130,100)	(62,911)	—	(4,292)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,842	1,204	—	4,046

Net (decrease) increase in cash and cash equivalents	1,165	6,639	(21,150)	—	(13,346)
Cash and cash equivalents at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents at end of period	$4,203	$9,644	$28,599	$—	$42,446

Condensed Consolidating Statement of Cash Flows

Fiscal 2016

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$53,899	$114,852	$(152,007)	$37,155	$53,899
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	38,262	(1,107)	—	(37,155)	—
Depreciation and amortization	966	31,559	22,983	—	55,508
Impairment of assets	4,000	—	177,618	—	181,618
Amortization of lease rights and other assets	—	—	2,970	—	2,970
Amortization of debt issuance costs	7,526	—	540	—	8,066
Accretion of debt premium	(2,735)	—	—	—	(2,735)
Non-cash in kind interest expense	9,156	—	—	—	9,156
Net accretion of favorable (unfavorable) lease obligations	—	(251)	(3)	—	(254)
Loss on sale/retirement of property and equipment, net	—	618	47	—	665
(Gain) loss on early debt extinguishment	(316,654)	—	1,001	—	(315,653)
Gain on sale of intangible assets/lease rights	—	—	(303)	—	(303)
Stock compensation benefit	79	—	36	—	115
(Increase) decrease in:
Inventories	—	19,707	(250)	—	19,457
Prepaid expenses	(119)	88	(1,019)	—	(1,050)
Other assets	(1,286)	1,479	138	—	331
Increase (decrease) in:
Trade accounts payable	1,078	(7,016)	2,726	—	(3,212)
Income taxes payable	—	1,219	(1,756)	—	(537)
Accrued interest payable	4,784	—	572	—	5,356
Accrued expenses and other liabilities	7,949	(8,417)	853	—	385
Deferred income taxes	—	(1,145)	(3,171)	—	(4,316)
Deferred rent expense	—	(1,391)	(155)	—	(1,546)

Net cash (used in) provided by operating activities	(193,095)	150,195	50,820	—	7,920

Cash flows from investing activities:
Acquisition of property and equipment, net	(580)	(8,935)	(6,753)	—	(16,268)
Acquisition of intangible assets/lease rights	—	(32)	(77)	—	(109)
Proceeds from sale of intangible assets/lease rights	—	—	303	—	303

Net cash used in investing activities	(580)	(8,967)	(6,527)	—	(16,074)

Cash flows from financing activities:
Proceeds from revolving credit facilities	68,000	—	94,278	—	162,278
Payments on revolving credit facilities	(64,000)	—	(94,278)	—	(158,278)
Proceeds from term note	—	—	50,000	—	50,000
Repurchases of notes, including tender premiums and fees	(6,987)	—	—	—	(6,987)
Payment of debt issuance costs	(12,188)	—	(2,789)	—	(14,977)
Principal payments of capital lease	—	(242)	—	—	(242)
Capital contribution received from Parent	11,550	—	—	—	11,550
Intercompany activity, net	197,674	(144,461)	(53,213)	—	—

Net cash provided by (used in) financing activities	194,049	(144,703)	(6,002)	—	43,344

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	3,086	(1,355)	—	1,731

Net (decrease) increase in cash and cash equivalents	374	(389)	36,936	—	36,921
Cash and cash equivalents at beginning of period	2,664	3,394	12,813	—	18,871

Cash and cash equivalents at end of period	$3,038	$3,005	$49,749	$—	$55,792

Condensed Consolidating Statement of Cash Flows

Fiscal 2015

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(236,435)	$(15,265)	$26,124	$(10,859)	$(236,435)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,755)	(1,104)	—	10,859	—
Depreciation and amortization	889	34,468	25,247	—	60,604
Impairment of assets	17,000	124,977	13,125	—	155,102
Amortization of lease rights and other assets	—	—	3,651	—	3,651
Amortization of debt issuance costs	7,967	—	314	—	8,281
Accretion of debt premium	(2,512)	—	—	—	(2,512)
Net accretion of favorable (unfavorable) lease obligations	—	(316)	(10)	—	(326)
Loss on sale/retirement of property and equipment, net	2	931	13	—	946
Loss on early debt extinguishment	—	—	—	—	—
Gain on sale of intangible assets/lease rights	—	—	(2,475)	—	(2,475)
Stock compensation benefit	(477)	—	(17)	—	(494)
(Increase) decrease in:
Inventories	—	(11,065)	1,491	—	(9,574)
Prepaid expenses	204	335	69	—	608
Other assets	(34)	1,300	(1,566)	—	(300)
Increase (decrease) in:
Trade accounts payable	(743)	854	5,298	—	5,409
Income taxes payable	—	(173)	996	—	823
Accrued interest payable	183	—	(198)	—	(15)
Accrued expenses and other liabilities	(991)	1,715	(3,888)	—	(3,164)
Deferred income taxes	—	(5,495)	604	—	(4,891)
Deferred rent expense	—	(72)	3,624	—	3,552

Net cash (used in) provided by operating activities	(224,702)	131,090	72,402	—	(21,210)

Cash flows from investing activities:
Acquisition of property and equipment, net	(957)	(16,291)	(10,340)	—	(27,588)
Acquisition of intangible assets/lease rights	—	(43)	(884)	—	(927)
Proceeds from sale of intangible assets/lease rights	—	—	2,614	—	2,614

Net cash used in investing activities	(957)	(16,334)	(8,610)	—	(25,901)

Cash flows from financing activities:
Proceeds from revolving credit facilities	156,300	—	158,390	—	314,690
Payments on revolving credit facilities	(114,100)	—	(158,390)	—	(272,490)
Proceeds from notes	—	—	—	—	—
Repurchases of notes, including tender premiums and fees	—	—	—	—	—
Payment of debt issuance costs	(306)	—	(135)	—	(441)
Principal payments of capital lease	—	(170)	—	—	(170)
Intercompany activity, net	182,949	(110,429)	(72,520)	—	—

Net cash provided by (used in) financing activities	224,843	(110,599)	(72,655)	—	41,589

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(4,772)	1,779	—	(2,993)

Net (decrease) increase in cash and cash equivalents	(816)	(615)	(7,084)	—	(8,515)
Cash and cash equivalents at beginning of period	3,480	4,009	19,897	—	27,386

Cash and cash equivalents at end of period	$2,664	$3,394	$12,813	$—	$18,871

16.	SUBSEQUENT EVENT

Chapter 11 Proceedings

On March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

The commencement of the Chapter 11 Cases on March 19, 2018 constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”):

•	$71.0 million U.S. asset based lending credit facility due 2019

•	$32.3 million 9.0% Claire’s Stores term loan due 2021

•	$1,125.0 million 9.0% Senior secured first lien notes due 2019

•	$210.0 million 6.125% Senior secured first lien notes due 2020

•	$222.3 million 8.875% Senior secured second lien notes due 2019

•	$216.7 million 7.75% Senior notes due 2020

Operation and Implications of the Chapter 11 Cases

The accompanying Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Debtors ability to comply with the financial and other covenants contained in the DIP Facility described below, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan and the Debtors ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 cases, the realization of assets and the satisfaction of liabilities, including lease obligations, are subject to uncertainty. The commencement of the Chapter 11 Cases constituted an event of default with respect to certain of the Debtors existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the accompanying Consolidated Financial Statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in the Debtors Consolidated Financial Statements.

Our independent registered public accountants’ report dated as of April 20, 2018, includes an other matter paragraph regarding the Company’s ability to continue as a going concern. This other matter paragraph constitutes an event of default under the CLSIP Term Loan Agreement that would otherwise permit the lenders under the CLSIP Term Loan to cause such indebtedness to become immediately due and payable. CLSIP Holdings, CLSIP, Wilmington Trust, N.A., as Administrative Agent and Collateral Agent under the CLSIP Term Loan Agreement, and certain of the lenders constituting Required Lenders (as that term is defined by the CLSIP Term Loan Agreement) under the CLSIP Term Loan have entered into a forbearance agreement dated as of April 19, 2018 (the “CLSIP Forbearance”) providing that, among other things, such lenders will forbear from causing the CLSIP Term Loan to become immediately due and payable and from exercising remedies arising from such event of default or other events of default that may arise on account of the commencement of the Chapter 11 Cases and/or any other transaction and/or agreement contemplated by the Restructuring Agreement (“RSA”). As a result of the CLSIP Forbearance, the CLSIP Term Loan is classified as long-term debt.

The CLSIP Forbearance is subject to certain conditions under which it may be terminated at the direction of the Required Lenders (as that term is defined by the CLSIP Term Loan Agreement). Such termination events include (i) if any of the Chapter 11 Cases is converted to a case under chapter 7 of title 11 of the Bankruptcy Code, (ii) if a chapter 11 trustee or an examiner with expanded powers is appointed in the Chapter 11 Cases, (iii) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code) of a plan of reorganization filed in the Chapter 11 Cases, (iv) the consummation of a sale of all or substantially all of the assets of the Debtors under Section 363 of the Bankruptcy Code has occurred, (v) the commencement of a bankruptcy case by or against CLSIP or CLSIP Holdings, (vi) the termination of the RSA, and/or (vii) the occurrence of additional events of default under the CLSIP Term Loan Agreement. Upon termination of the CLSIP Forbearance, indebtedness outstanding under the CLSIP Term Loan may become immediately due and payable and lenders under the CLSIP Term Loan may be entitled to exercise remedies against CLSIP and CLISP Holdings.

DIP Facility

In conjunction with the Chapter 11 Cases, the Company, pursuant to a commitment letter dated as of March 11, 2018 and previously disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2018, and in connection with the Chapter 11 Cases and as a debtor-in possession pursuant to the Bankruptcy Code, entered into the DIP Credit Agreement providing for the $75,000,000 DIP ABL Loan and the $60,000,000 DIP Term Loan.

Significant Bankruptcy Court Actions

Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis, and approved the DIP Financing on an interim basis. The Bankruptcy Court will hold a hearing to consider approval of the DIP Financing on a final basis on April 26, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) as of February 3, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f), and 15d-15(f) -under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2018.

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

Changes in Internal Controls over Financial Reporting

During the year ended February 3, 2018, management remediated a material weakness initially disclosed in the quarter ended April 29, 2017 Form 10-Q through the implementation of an internal control procedure designed to ensure the operating effectiveness of the review of the quarterly income tax provision. The internal control procedure included a more detailed review of the accuracy of inputs included in the calculations used in the Company’s quarterly assessment of its income tax provision.

Except for the item described above, there have been no changes in the Company’s internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2017.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements	Page No.

	Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	60

	Report of Independent Registered Public Accounting Firm – KPMG LLP	61

	Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017	62

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016	63

	Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ending February 3, 2018, January 28, 2017 and January 30, 2016	64

	Consolidated Statements of Cash Flows for the fiscal years ending February 3, 2018, January 28, 2017 and January 30, 2016	65

	Notes to Consolidated Financial Statements	66

2.	Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

3.1	Articles of Incorporation of Claire’s Stores, Inc. (1)

3.2	By-laws of Claire’s Stores, Inc. (1)

3.3	Certificate of Incorporation of BMS Distributing Corp. (1)

3.4	By-laws of BMS Distributing Corp. (1)

3.5	Certificate of Incorporation of CBI Distributing Corp. (1)

3.6	By-laws of CBI Distributing Corp. (1)

3.7	Articles of Incorporation of Claire’s Boutiques, Inc. (1)

3.8	By-laws of Claire’s Boutiques, Inc. (1)

3.9	Certificate of Incorporation of Claire’s Canada Corp. (1)

3.10	By-laws of Claire’s Canada Corp. (1)

3.11	Certificate of Incorporation of Claire’s Puerto Rico Corp. (1)

3.12	By-laws of Claire’s Puerto Rico Corp. (1)

3.13	Certificate of Formation of CSI Canada LLC (6)

3.14	Operating Agreement of CSI Canada LLC (6)

4.1	Indenture, dated as of March 4, 2011, by and between Claire’s Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.2	Supplemental Indenture, dated as of March 4, 2011, by and between Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (4)

4.3	Form of 8.875% Senior Secured Second Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.1 hereto) (4)

4.4	Indenture, dated as of February 28, 2012, by and between Claire’s Escrow II Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

4.5	Supplemental Indenture, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

4.6	Form of 9.00% Senior Secured First Lien Notes due 2019 (included in the Indenture filed as Exhibit 4.4 hereto) (7)

4.7	Second Supplemental Indenture, dated as of March 12, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (8)

4.8	Third Supplemental Indenture, dated as of September 20, 2012, by and among Claire’s Stores, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (10)

4.9	Indenture, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (11)

4.10	Form of 6.125% Senior Secured First Lien Notes due 2020 (included in the Indenture filed as Exhibit 4.9 hereto) (11)

4.11	Indenture, dated as of May 14, 2013, by and between Claire’ Stores, Inc. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (12)

4.12	Form of 7.750% Senior Note due 2020 (included in the indenture filed as Exhibit 4.11 hereto (12)

10.2	Standard Form of Director Option Grant Letter (1)

10.3	Lease Agreement, dated as of February 19, 2010, by and between AGNL Bling, L.L.C. and Claire’s Boutiques, Inc. (3)

10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 29, 2007 (2)

10.5	Collateral Agreement, dated March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A, as Collateral Agent (4)

10.6	Intercreditor Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Credit Agreement Agent (4)

10.7	Second Lien Trademark Security Agreement, dated as of March 4, 2011, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (4)

10.8	Claire’s Inc. Amended and Restated Stock Incentive Plan, dated May 20, 2011 (5)

10.9	Standard Form of Option Grant Letter under Claire’s Inc. Amended and Restated Stock Incentive Plan (5)

10.10	Collateral Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (7)

10.11	First Lien Intercreditor Agreement, dated as of March 2, 2012, by and among Claire’s Stores, Inc., Claire’s, Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Bank Collateral Agent (7)

10.12	Trademark Security Agreement, dated as of March 2, 2012, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (7)

10.13	Joinder Agreement to the Second Lien Intercreditor Agreement, dated as of March 2, 2012 by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee under the Company’s outstanding 8.875% Senior Secured Second Lien Notes and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent (7)

10.14	Amendment, dated as of March 2, 2012, to the Collateral Agreement, dated as of March 4, 2011, by and among Claire’s Stores, Inc., Claire’s Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (7)

10.15	Standard Form of Option Grant Letter (Target Performance Option), effective July 16, 2012 (9)

10.16	Collateral Agreement, dated as of March 15, 2013, by and among Claire’s Stores, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (11)

10.17	Trademark Security Agreement, dated as of March 15, 2013, by and between CBI Distributing Corp. and The Bank of New York Mellon Trust Company, as Collateral Agent (11)

10.18	Joinder No. 1, dated as of March 15, 2013, by and between The Bank of New York Mellon Trust Company, N.A., as New Agent and Credit Suisse AG, Cayman Islands Branch, as Applicable Collateral Agent (11)

10.19	Joinder Agreement No. 2, dated as of March 15, 2013, by and among The Bank of New York Mellon Trust Company, N.A., as New Agent, Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Credit Agreement Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Trust Company, N.A., as First Lien Agent (11)

10.20	Employment Agreement dated as of May 5, 2016 between Claire’s Stores, Inc. and Ron Marshall (13)

10.21	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investors named therein (14)

10.22	Exchange Agreement, dated as of May 4, 2016 among Claire’s Stores, Inc., the Guarantors named therein and the Institutional Investor named therein (14)

10.23	Offer Letter from Claire’s Stores, Inc., to Scott Huckins dated September 2, 2016 (16)

10.24	Amended and Restated Multicurrency Revolving Facility Agreement dated as of September 20, 2016, among Claire’s (Gibraltar) Intermediate Holdings Limited, HSBC Bank PLC and other parties named therein (17)

10.25	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s Stores Inc., the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (17)

10.26	Guarantee and Collateral Agreement, dated September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (17)

10.27	Term Loan Credit Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (17)

10.28	Guarantee and Collateral Agreement, dated September 20, 2016, among CLSIP LLC, CLSIP Holdings LLC, and Wilmington Trust, N.A., as Administrative Agent and Collateral Agent (17)

10.29	Term Loan Credit Agreement, dated September 20, 2016, among Claire’s (Gibraltar) Holdings Limited, the lenders party thereto and Wilmington Trust, N.A., as Administrative Agent (17)

10.30	Intellectual Property Assignment Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CBI Distributing Corp. and CLSIP Holdings LLC (23)

10.31	Intellectual Property Assignment Agreement, dated September 20, 2016, among CLSIP Holdings LLC and CLSIP LLC (23)

10.32	Intellectual Property Agreement, dated September 20, 2016, among CLSIP LLC, CBI Distributing Corp., Claire’s Stores, Inc. and the other parties named therein (17)

10.33	Exchange Agreement, dated September 20, 2016, among Claire’s Stores, Inc., CLSIP LLC, Claire’s (Gibraltar) Holdings Limited, Claire’s Inc. and the funds managed by affiliates of Apollo Global Management, LLC named therein (17)

10.34	Second Amended and Restated Credit Facility, dated as of August 12, 2016 and effective September 30, 2016, among Claire’s Stores, Inc. and the lenders named therein (17)

10.35	Amended and Restated Guarantee and Collateral Agreement, dated as of August 12, 2016 and effective September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (17)

10.36	Credit Facility, dated as of August 12, 2016, among Claire’s (Gibraltar) Holdings Limited, the lenders named therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (17)

10.37	ABL Credit Facility, dated as of August 12, 2016, among Claire’s Stores, Inc., Claire’s Inc. and the lenders named therein (17)

10.38	Guarantee and Collateral Agreement, dated as of August 12, 2016 and effective September 20, 2016, among Claire’s Stores, Inc., Claire’s Inc., the Guarantors party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (17)

10.39	ABL Intercreditor Agreement, dated September 20, 2016, among Credit Suisse AG, Cayman Islands Branch, as ABL Credit Facility Agent, and the other collateral agents party thereto (17)

10.40	Credit Agreement, dated January 5, 2017, by and among Botticelli LLC, as administrative agent, Cortland Capital Market Services LLC, as collateral agent, the lenders party thereto, Claire’s (Gibraltar) Intermediate Holdings Limited and the other borrower and the guarantors party thereto (18)

10.41	Amended and Restated Management Services Agreement dated June 6, 2017, by and among Claire’s Stores, Inc., Claire’s Inc., f/k/a Bauble Holdings Corp., Apollo Management VI, L.P. (together with its affiliates, Apollo), Cowen and Company, LLC (Cowen, and together with Apollo, the Managers) and TACP Investments-Claire’s LLC (TACPI) (19)

10.42	Management Agreement dated June 6, 2017 by and among Cowen and Company, LLC and Claire’s Stores, Inc. (19)

10.43	Standard Form of Retention Bonus Agreement, effective June 6, 2017 (19)

10.44	Transaction Bonus Letter to Ron Marshall dated July 10, 2017 (20)

16.1	Letter from KPMG to the Securities Exchange Commission dated August 5, 2016 (15)

21.1	Subsidiaries of Claire’s Stores, Inc. (21)

24	Power of Attorney (included on signature page) (21)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) (21)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) (21)

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No.333-148108) by the Company on December 17, 2007.

(2)	Filed previously as exhibit to Form 10-Q on December 8, 2009.
(3)	Filed previously as exhibit to Form 8-K on February 25, 2010.
(4)	Filed previously as exhibit to Form 8-K by the Company on March 9, 2011.
(5)	Filed previously as exhibit to Form 8-K by the Company on May 20, 2011.
(6)	Filed previously as exhibit to the Registration Statement on Form S-4 (File No. 333-175171) by the Company on June 28, 2011.
(7)	Filed previously as exhibit to Form 8-K on March 5, 2012.
(8)	Filed previously as exhibit to Form 8-K on March 14, 2012.
(9)	Filed previously as exhibits to Form 8-K on July 17, 2012.
(10)	Filed previously as exhibits to Form 8-K on September 25, 2012.
(11)	Filed previously as exhibits to Form 8-K on March 19, 2013.
(12)	Filed previously as exhibit to Form 8-K on May 16, 2013.
(13)	Filed previously as exhibits to Form 8-K on May 5, 2016.
(14)	Filed previously as exhibits to Form 8-K on May 5, 2016.
(15)	Filed previously as exhibits to Form 8-K on August 5, 2016.
(16)	Filed previously as exhibits to Form 8-K on September 9, 2016.
(17)	Filed previously as exhibits to Form 8-K on September 26, 2016.
(18)	Filed previously as exhibits to Form 8-K on January 10, 2017.
(19)	Filed previously as exhibits to Form 10-Q on June 9, 2017.
(20)	Filed previously as exhibits to Form 10-Q on September 5, 2017.
(21)	Filed herewith.
(22)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

April 20, 2018	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

April 20, 2018	By:	/s/ Scott Huckins
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

April 20, 2018	/s/ Lance Milken
Lance Milken, Chairman of the Board of Directors

April 20, 2018	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer and Director

April 20, 2018	/s/ Antoine Munfakh
Antoine Munfakh, Director

April 20, 2018	/s/ Sally Pofcher
Sally Pofcher, Director

April 20, 2018	/s/ Rohit Manocha
Rohit Manocha, Director

April 20, 2018	/s/ Michael D’Appolonia
Michael D’Appolonia, Director