Form 10-K/A
period 2018-02-03
CLAIRES STORES INC
filed 2018-06-01
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to_______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of May 31, 2018, 100 shares of the Registrant’s common stock, $.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Claire’s Stores Inc., which we refer to as “Claire’s Stores,” the “Company,” “we,” “our” or similar terms, and typically these references include our subsidiaries, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2018, for purposes of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on April 20, 2018.

In May 2007, the Company was acquired by investment funds and certain co-investment vehicles managed by Apollo Management VI, L.P., an affiliate of Apollo Global Management, LLC (together with its subsidiaries “Apollo Management”), through a merger (the “Merger”) and Claire’s Stores, Inc. became a wholly-owned subsidiary of Claire’s Inc. We refer to Claire’s Inc. as “Parent” or “Claire’s.”

On March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584 (MFW). Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements included in the FY 2017 Form 10-K for further information on the Chapter 11 Cases.

In this Amendment, we refer to our fiscal year ended February 3, 2018 as Fiscal 2017 or FY 2017, our fiscal year ended January 28, 2017 as Fiscal 2016 or FY 2016, our fiscal year ended January 30, 2016 as Fiscal 2015 or FY 2015. We refer to our fiscal year ending February 2, 2019 as Fiscal 2018 or FY 2018.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Ron Marshall	64	Chief Executive Officer and Director
Scott Huckins	51	Executive Vice President and Chief Financial Officer
Lance A. Milken	42	Non-Executive Chairman of our Board of Directors
Michael R. D’Appolonia	69	Director
Rohit Manocha	59	Director
Antoine G. Munfakh	35	Director
Sally Pofcher	50	Director

Ron Marshall was appointed as Chief Executive Officer in May 2016. Mr. Marshall became a member of the Company’s Board of Directors in December 2007 and a member of the Finance Committee in January 2018. Mr. Marshall has served as President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, a supermarket store chain, from February 2010 through July 2010. From January 2009 until January 2010, Mr. Marshall was President and Chief Executive Officer, and director of Borders Group Inc., a national bookseller. In February 2011, Border’s Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a liquidation in December 2011. From 1998 to 2006, Mr. Marshall served as Chief Executive Officer of Nash Finch Company, a U.S. wholesale food distributor, and was a member of its board of directors. Prior to joining Nash Finch, Mr. Marshall served as Chief Financial Officer of Pathmark Stores, Inc., a supermarket store chain, Dart Group Corporation, owner of retail discount stores, Barnes & Noble Bookstores, Inc., NBI’s The Office Place, an office supplies retailer, and Jack Eckerd Corporation, a drug store chain. Mr. Marshall has also been a principal of Wildridge Capital Management, an investment and advisory brokerage firm, since 2006. Mr. Marshall is a certified public accountant. In light of Mr. Marshall’s position as Chief Executive Officer, the board believes it is appropriate that he serve as a director of the Company and a member of the Finance Committee.

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

Lance A. Milken became a member of the Company’s Board of Directors in May 2007. Mr. Milken became Chairman of the Company’s Board of Directors and Chairman of the Audit and Compensation Committee in June 2016. Mr. Milken served as a member of the Finance Committee in an ex officio capacity from January 2018 until his resignation from the Finance Committee in March 2018. Mr. Milken is a senior partner of Apollo, having joined in 1998. Mr. Milken serves as Chairman of CEC Entertainment, Inc., as a director of Qdoba Restaurant Corporation, and has previously served as a director of CKE Restaurants, Inc. (“CKE”) from July 2010 until December 2013. Mr. Milken is also a member of the Milken Institute and Brentwood School board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo Management and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as a director of the Company.

Michael R. D’Appolonia became a member of the Company’s Board of Directors in June 2016 and Chairman of the Finance Committee in January 2018. From 2013 until his retirement in 2016, Mr. D’Appolonia served as a Principal at DeNovo Perspectives, LLC, a professional services firm providing advisory and executive management services to clients in a broad range of industries. Mr. D’Appolonia previously served as the President and Chief Executive Officer of Kinetic Systems, Inc., a global provider of process and mechanical solutions to the electronics, solar and biopharmaceutical industries from 2006 until September 2010. From 2002 through 2006, Mr. D’Appolonia was President of Nightingale & Associates, LLC, a global management consulting firm. He has provided financial advisory and executive officer services to a number of companies, including Murray’s Discount Auto Stores, Inc., McCulloch Corporation, Halston Borghese, Inc., and Simmons Upholstered Furniture, Inc. Mr. D’Appolonia’s recent public company board of director experience includes Exide Technologies (2004-2015), Westmoreland Coal Company (2008—2013) and The Washington Group (2001-2007). In addition to his experience with public companies, Mr. D’Appolonia previously served as a member of the board of directors of private companies including Kinetic Systems, Inc., Moll Industries, Inc., SHC, Inc., and Mobile Technologies Inc. In light of our ownership structure and Mr. D’Appolonia’s knowledge of the competitive opportunities facing the Company gained through his executive leadership and management experience, the board believes it is appropriate for Mr. D’Appolonia to serve as a director of the Company and Chairman of the Finance Committee.

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

Board Committees

The Board of Directors has the authority to appoint committees to perform certain management and administration functions. The Board of Directors has currently appointed an Audit Committee, a Compensation Committee, and a Finance Committee. The members of the Audit Committee are Lance Milken (Chairman), Antoine G. Munfakh, and Rohit Manocha. The Audit Committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the Board of Directors the engagement of our outside auditors. The Board of Directors has determined that Mr. Milken is an “audit committee financial expert” within the meaning of SEC regulations. The members of the Compensation Committee are Lance Milken (Chairman), Antoine G. Munfakh, and Rohit Manocha. The Compensation Committee is responsible for establishing and administering our executive compensation program, which includes reviewing and approving the annual salaries, stock option grants, and other compensation of our executive officers and, upon recommendation and consultation with other members of our senior management team, for employees other than our named executive officers. The Compensation Committee, or the full Board of Directors, also provides assistance and recommendations with respect to our general compensation policies and practices and assists with the administration of    our compensation plans. The members of the Finance Committee are Michael R. D’Appolonia (Chairman) and Ron Marshall. The Finance Committee is responsible for overseeing the Company’s restructuring process, including the prosecution of the Chapter 11 Cases, evaluating and considering strategic restructuring alternatives for the Company, overseeing communications with the Company’s stakeholders, and making recommedations to the Board of Directors regarding the same. The Audit and Compensation Committees are not required to, and do not, meet the independence requirements of Nasdaq or the New York Stock Exchange. See “Certain Relationships and Related Transactions, and Director Independence.”

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

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes, among other things, Fiscal 2017 executive compensation for each of the individuals whose compensation is set out below in the Summary Compensation Table (referred to as our “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including making compensation decisions during Fiscal 2017. The Compensation Committee is comprised of Lance Milken, Chairman, Rohit Manocha and Antoine G. Munfakh.

For Fiscal 2017, our named executive officers were Ron Marshall, our current Chief Executive Officer, and Scott Huckins, our current Executive Vice President and Chief Financial Officer.

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

During Fiscal 2017, the basic elements of compensation for our named executive officers remained essentially unchanged from Fiscal 2016 and prior years. On February 5, 2018, the Board of Directors approved the adoption of a key employee retention program. Under the program, the Company may make cash retention payments to certain employees identified by the Board, including the named executive officers of the Company. Participants in the program will each be eligible to receive a one-time retention payment upon entering into a retention agreement with the Company. Under the retention agreement, the payment will be subject to a repayment “clawback” by the Company in the event that the Company terminates the participant’s employment for Cause (as defined in the retention agreement) or the participant voluntarily resigns prior to the occurrence of the earlier of certain specified events or the expiration of 18 months from the date of the agreement. Awards under the key employee retention program would supersede and replace award opportunities under retention bonus arrangements approved by the Compensation Committee of the Board in June 2017. Pursuant to the program, cash retention bonuses (subject to clawback) were paid in February 2018 to Messrs. Marshall and Huckins in the amounts of $1,800,000 and $750,000, respectively.

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

Components of Executive Compensation

The principal components of compensation in Fiscal 2017 for our named executive officers were base salary, annual performance bonus, stock option awards, and other benefits and perquisites.

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

For Fiscal 2017, base salaries for our named executive officers were as follows:

Name	Salary ($)
Ron Marshall	$900,000
Scott Huckins	$500,000

Mr. Marshall was appointed as Chief Executive Officer in May 2016 and Mr. Huckins was appointed as Executive Vice President and Chief Financial Officer in October 2016, and their base salaries for FY 2017 were the amounts specified in their respective employment agreements.

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

Performance goals are based on projected internal plan targets available to the Compensation Committee at the time the goals are set, and may be weighted based on the executive’s responsibility from a global, North American and/or European perspective. In Fiscal 2017, the cash bonus potential for Mr. Huckins was based on EBITDA and was subject to the Company achieving EBITDA on a 52-week basis of at least $220 million.

Potential payouts of performance bonuses for Fiscal 2017 were based on the following numeric performance goals established by our Compensation Committee near the beginning of Fiscal 2017. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

Fiscal 2017 Targeted Performance Goals

Bonus Level	EBITDA ($ in millions(1))
Threshold	$220.0
Target	$230.0
Maximum	$249.0

(1)	EBITDA represents income from continuing operations before provision (benefit) for income tax, interest income and expense and depreciation and amortization, gain (loss) on early debt extinguishments, asset impairments, management fees, severance and transaction costs and certain non-cash and other expenses.

The following table indicates the threshold (minimum), target and maximum annual potential bonuses that our named executive officers were eligible to receive for Fiscal 2017, expressed as a dollar amount and as a percentage of the named executive officer’s Fiscal 2017 annual base salary, assuming that the numeric performance goals established by our Compensation Committee for each of the performance metrics applicable to the named executive officer at the threshold, target or maximum levels were achieved. As reflected in the last column of the table, based on performance, no bonuses were paid to any named executive officer for Fiscal 2017.

Fiscal Year 2017 Bonus Table

Name	Potential Threshold	Potential Target	Potential Maximum	Actual
Ron Marshall Chief Executive Officer	—	$900,000 (100%)	$1,350,000 (150%)	$0

Scott Huckins Executive Vice President and Chief Financial Officer	—	$300,000 (60%)	$450,000 (150%)	$0

On March 19, 2018, in connection with the commencement of the Chapter 11 Cases, the Debtors sought authority to continue the Company’s annual cash performance bonus program in the ordinary course of business in Fiscal 2018, but the Debtors did not seek authority to continue the annual cash performance bonus program with respect to certain “insider” employees, including Mssrs. Marshall and Huckins. On April 17, 2018, the Debtors received authority from the Bankruptcy Court to continue to admister the annual cash performance bonus program as provided by the Final Order (i) Authorizing Debtors to (a) Pay Prepetition Wages, Salaries, Reimbursable Expenses, and Other Obligations on Account of Compensation and Benefits Programs and (b) Continue Compensation and Benefits Programs and (ii) Granting Related Relief (the “Wages and Benefits Order”).

On May 9, 2018, the Debtors filed with the Bankruptcy Court a motion seeking authority to implement a key employee incentive program (the “Proposed KEIP”) for the benefit of certain key employees, including Mssrs. Marshall and Huckins. Potential awards under the Proposed KEIP for the second, third, and fourth quarters of Fiscal 2018 (“2Q 2018,” “3Q 2018,” and “4Q 2018,” respectively) would be based on the performance goals set forth below.

Proposed KEIP Targeted Performance Goals

Bonus Level	2Q 2018 EBITDA ($ in millions)	3Q 2018 EBITDA ($ in millions)	4Q 2018 EBITDA ($ in millions)

Threshold	$47.4	$42.4	$80.2

Target	$61.8	$49.1	$81.9

Reach	$66.3	$52.7	$87.9

The following table indicates the threshold (minimum), target, and reach (maximum) quarterly potential awards that our named executive officers would be eligible to receive under the Proposed KEIP.

Quarterly Award Table Under Proposed KEIP

Name	Potential Threshold	Potential Target	Potential Maximum
Ron Marshall Chief Executive Officer	$300,000	$600,000	$750,000

Scott Huckins Executive Vice President and Chief Financial Officer	$100,000	$208,333	$233,333

Potential awards would be made quarterly at the earlier of the effective date of a Chapter 11 plan of reorganization (the “Effective Date”), or 30 days following the end of the fiscal quarter end; provided that if the Effective Date is not at quarter-end, performance shall be evaluated on a ratable basis based on the period measured through the 1-week prior to the Effective Date with payment on the Effective Date.

A hearing before the Bankruptcy Court to consider approval of the Proposed KEIP is scheduled to be held on June 13, 2018.

The Proposed KEIP is subject to approval by the Bankruptcy Court, among other conditions. See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements included in the FY 2017 Form 10-K for further information on the the Chapter 11 Cases.

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

For Fiscal 2017, stock option grants to our named executive officers were as set out in the table below.

Name	Grant Date(1)	Options (#)	Exercise Price ($/Sh)
Ron Marshall
Time Options	—	—	—
Scott Huckins
Time Options	—	—	—

(1)	No options were granted to Mr. Marshall or Mr. Huckins in FY 2017.

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

No stock options will be granted under the Company’s current incentive program to named executive officers, including Mssrs. Marhsall and Huckins, in Fiscal 2018 or thereafter.

Retention Program. In February 2018, the Company adopted a key employee retention program (the “Prepetition KERP”). Under the Prepetition KERP, the Company made cash retention payments to certain employees identified by the Board, including the named executive officers of the Company. Participants in the Prepetiton KERP each received a one-time retention payment upon entering into a retention agreement with the Company. Under the retention agreement, the payment is subject to a repayment “clawback” by the Company in the event that the Company terminates the participant’s employment for “cause” or the participant voluntarily resigns prior to the occurrence of the earlier of certain specified events or the expiration of 18 months from the date of the agreement. The cash retention bonuses paid (subject to clawback) to Messrs. Marshall and Huckins totaled $1,800,000 and $750,000, respectively. Awards under the Prepetition KERP supersede and replace award opportunities under retention bonus arrangements approved by the Compensation Committee in June 2017.

On May 9, 2018, the Debtors filed with the Bankruptcy Court a motion seeking authority to implement a key employee retention program (the “Proposed KERP”) for the benefit of twenty-nine (29) non-exectuive employees of the Company. Neither Mr. Marshall nor Mr. Huckins are eligible to receive an award under the Proposed KERP. To receive and/or retain an award under the Proposed KERP, an eligible employee must be employed by the Debtors on the date that is sixty (60) days after the Effective Date for the Debtors, unless such employee is terminated by the Debtors prior thereto without “cause.” Awards under the Proposed KERP range from 10% to 25% of the eligible employees’ annual salaries. The Proposed KERP is subject to approval by the Bankruptcy Court, among other conditions. See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements included in the FY 2017 Form 10-K for further information on the Chapter 11 Cases.

Management Equity Investments. Our Board of Directors awarded certain management employees the opportunity to purchase or acquire Parent common stock at a price of $10.00 per share, the estimated fair market value of the Company’s common stock after the closing of the Merger. For investments made by management employees, the management employee was granted an option (a “Management Investment Option”) to purchase an additional share of Parent common stock at an exercise price of $10.00 per share.

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

On April 17, 2018, the Debtors received authority from the Bankruptcy Court to continue to administer the Company’s benefits programs as provided by the Wages and Benefits Order.

Retirement Plans. The Company maintains the Claire’s Stores, Inc. 401(k) Savings and Retirement Plan (the “401(k) Plan”) to enable eligible employees to save for retirement through tax-advantaged elective employee contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allowed eligible employees to elect to contribute from 1% to 50% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. Eligible compensation generally means all wages, salaries and fees for services. The Company, at its sole discretion, may make matching cash contributions up to specified percentages of employees’ contributions.    The portion of an employee’s account under the 401(k) Plan that is attributable to matching contributions vests as follows: 20% after one year of service, 20% after two years of service, 20% after three years of service, 20% after four years of service and 20% after five years of service. However, regardless of the number of years of service, an employee is fully vested in our matching contributions (and the earnings thereon) if the employee retires at age 65 or later, or terminates employment by reason of death or total and permanent disability. The 401(k) Plan provides for 26 different investment options, in which the employee’s and our contributions are invested. The 401(k) Plan was designed to provide for distributions in a lump sum or installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability, are permitted.

On April 17, 2018, the Debtors received authority from the Bankruptcy Court to continue to administer the Company’s retirement plans as provided by the Wages and Benefits Order.

Perquisites. While we believe that perquisites should not be a major part of executive compensation, we recognize the need to provide our current named executive officers with certain perquisites that are reasonable and consistent with our overall compensation program. Accordingly, certain of our current named executive officers receive customary expense reimbursements and relocation benefits.

On April 17, 2018, the Debtors received authority from the Bankruptcy Court to continue to administer the Company’s customary expense-reimbursement and relocation benefits as provided by the Wages and Benefits Order.

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

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with respect to Fiscal 2017 compensation required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amendment.

Lance Milken—Chairman

Rohit Manocha

Antoine G. Munfakh

Compensation Committee Interlocks and Insider Participation

Messrs. Milken, Manocha and Munfakh were the only members of the Compensation Committee during Fiscal 2017. Mr. Munfakh was appointed a director by the Company’s Board of Directors and member of the Company’s Audit and Compensation Committees on June 30, 2016. Mr. Milken was appointed Chairman of the Board and Chairman of the Audit and Compensation Committees on June 30, 2016. No member of the Compensation Committee is now, or was during Fiscal 2017 or any time prior thereto, an officer or employee of the Company. None of our executive officers currently serves or ever has served as a member of the board of directors, the compensation committee, or any similar body, of any entity one of whose executive officers serves or served on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers in Fiscal 2017, 2016, and 2015 for services rendered to us during that time.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Marshall(2) Chief Executive Officer	2017 2016	917,308 664,615	1,800,000(4) —	— —	— 236,962	— —	— 62,228	2,717,308 963,805

Scott Huckins(3) Executive Vice President and Chief Financial Officer	2017 2016	509,615 159,615	850,000(5) 50,000(6)	— —	— 57,251	— —	— —	1,359,615 266,866

(1)	This column reflects the amounts to be recognized for financial statement reporting purposes for the portion of the fair value of option awards to purchase Parent common stock in accordance with ASC Topic 718, Compensation - Stock Compensation (formerly, Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment). For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation-Stock Compensation, see Note 9-Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2017 Form 10-K. The amounts in this column reflect the accounting expense to the Company in connection with such option awards and do not reflect the amount of compensation actually received by the named executive officer during the respective fiscal year.
(2)	Mr. Marshall was appointed as Chief Executive Officer in May 2016.
(3)	Mr. Huckins was appointed as Executive Vice President and Chief Financial Officer in October 2016.
(4)	Includes retention bonus of $1,800,000 awarded in Fiscal 2017.
(5)	Includes retention bonus of $750,000 awarded in Fiscal 2017 and minimum bonus of $100,000.
(6)	Includes a one-time sign on bonus of $50,000.

CEO Pay Ratio

In accordance with SEC rules and including all full-time, part-time, seasonal and temporary employees other than Mr. Marshall, as of February 3, 2018, the median Claire’s employee was calculated to be a part-time store associate. The median employee was identified using total compensation for all employees as of February 3, 2018. After applying summary compensation table rules, the total compensation for that median employee in Fiscal 2017 was $2,705. Claire’s CEO total compensation for Fiscal 2017 was $2,717,308, which results in a ratio of 1,005:1. This information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

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

Mr. Marshall is a participant in the Company’s Proposed KEIP. See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements included in the FY 2017 Form 10-K for further information on the Chapter 11 Cases.

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

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits to Mr. Marshall during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Scott Huckins

General. In September 2016, in connection with the appointment of Mr. Huckins as Executive Vice President and Chief Financial Officer, we entered into a new employment agreement containing the following terms: a base salary of $500,000; a one-time sign on bonus of $50,000, a bonus opportunity of 60% of base salary for achievement of target level of performance; an annual bonus of $100,000 if still employed on January 28, 2017; an option for 150,000 shares of the common stock of Parent, which will vest at a rate of 25% per year subject to continued employment; and eligibility to receive option grants as determined by the Company’s compensation committee after a two-year waiting period. In addition, Mr. Huckins is entitled to expense reimbursement and other customary employee benefits. Mr. Huckins has also agreed not to engage in competitive and similar activities or solicit customers or clients until the later of one year following his termination of employment or the end of the period during which he is entitled to severance pay, and his agreement provides for customary protection of confidential information and intellectual property.

Mr. Huckins is a participant in the Company’s Proposed KEIP. See Note 16 – Subsequent Event in the Notes to Consolidated Financial Statements included in the FY 2017 Form 10-K for further information on the Chapter 11 Cases.

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

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits to Mr. Huckins during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Grants of Plan-Based Awards in Fiscal 2017

Option grants to our named executive officers in Fiscal 2017 are set forth below:

Name	Grant Date(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Ron Marshall
Time Options	—	—	—	—
Scott Huckins
Time Options	—	—	—	—

(1)	This column reflects the grant date fair value of equity awards in accordance with ASC Topic 718, Compensation—Stock Compensation. For a description of the assumptions used in calculating the fair value of option awards under ASC Topic 718, Compensation—Stock Compensation, see Note—9 Stock Options and Stock-Based Compensation of the Notes to our Consolidated Financial Statements included in our Fiscal 2017 Form 10-K.
(2)	No options were granted to Mr. Marshall or Mr. Huckins in FY 2017.

Outstanding Equity Awards at End of Fiscal 2017

The following table provides information about the number of outstanding equity awards held by our named executive officers at February 3, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ron Marshall
Time Option(1)	200,000		1.25	5/15/2023
Time Options(2)	150,000	450,000	1.25	5/15/2023
Scott Huckins
Time Options(2)	37,500	112,500	1.25	10/5/2023

(1)	Time Option vested immediately upon grant.
(2)	Time Options become vested and exercisable in four equal annual installments, subject to acceleration in the event of a change in control.

Option Exercises and Stock Vested in Fiscal 2017

None of our named executive officers exercised any options during Fiscal 2017.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change-In-Control

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the terms of employment between the Company and each of our named executive officers, upon a change in control, or if each named executive officer’s employment had terminated, in each case, effective as of February 3, 2018, the last day of Fiscal 2017. Because the disclosures in the table for Mr. Marshall and Mr. Huckins assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to such named executive officer upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts including the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs (as set forth in the first column in the table below).

Name	Salary ($)	Bonus($)(1)	Accelerated Vesting of Stock Options (2) ($)	Other Benefits ($)
Ron Marshall
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	900,000	—	—	24,000
Termination by the Company Without Cause(6)	900,000	—	—	24,000
Change in Control(7)	900,000	—	—	24,000

Scott Huckins
Retirement, Resignation or Voluntary Termination(3)	—	—	—	—
Termination by the Company for Cause(4)	—	—	—	—
Termination by the Executive for Good Reason(5)	500,000	—	—	24,000
Termination by the Company Without Cause(6)	500,000	—	—	24,000
Change in Control(7)	500,000	—	—	24,000

(1)	Under the terms of the Company’s annual performance bonus program, Mr. Huckins was entitled to receive the bonus if he completed the fiscal year as an employee, except in the case of a termination for cause. No performance bonus was paid to Mr. Huckins for Fiscal 2017, so no bonus is reflected in this table.
(2)	Claire’s Inc. is a privately held entity and there is no market for its common stock. For purposes of this table, the Company has assumed that the value of common stock underlying stock options did not exceed the option exercise price as of February 3, 2018.
(3)	Pursuant to employment agreements with each of Mr. Marshall and Mr. Huckins, upon retirement, resignation or voluntary termination, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.

(4)	The Company may terminate the employment agreements with Mr. Marshall and Mr. Huckins for cause upon written notice with a reasonable opportunity to respond. Upon termination for cause, such officers would be entitled to receive all amounts of earned but unpaid base salary and benefits accrued and vested through the date of such termination. Pursuant to such officer’s employment agreement, “cause” includes the occurrence of any one or more of the following events: (i) an act of fraud, embezzlement, theft or any other material violation of law that occurs during or in the course such officer’s employment with the Company; (ii) intentional damage to the Company’s assets; (iii) intentional disclosure of the Company’s confidential information contrary to the Company’s policies; (iv) material breach of such officer’s obligations under his or her employment agreement; (v) intentional engagement of any activity which would constitute a breach of such officer’s duty of loyalty; (vi) material breach of any material policy of the Company or its subsidiaries that has been communicated to such officer in writing; (vii) the willful and continued failure to substantially perform his or her duties for the Company; or (viii) willful conduct by such officer that is demonstrably and materially injurious to the Company. Pursuant to the terms of the stock options for the named executive officers, all stock options expire upon a termination for cause.
(5)	Pursuant to the terms of the employment agreements with Mr. Marshall and Mr. Huckins, such officers may terminate their employment for good reason upon 30 days’ prior written notice to the Company. Pursuant to the employment agreements of Messrs. Marshall and Huckins, such officers would be entitled to continued payments of their base salary for a 12-month period following such date of termination, and reimbursement for premiums for continued health benefits for the length of the severance period. The employment agreements define “good reason” as, if without such officer’s prior written consent: (i) the Company fails to comply with any material obligation imposed by his or her employment agreement; (ii) the Company effects a reduction in such officer’s base salary, unless all senior executives of the Company receive a substantially similar reduction in base salary; or (iii) the Company requires such officer to be based (excluding regular travel responsibilities) at any office or location more than 75 miles outside of Hoffman Estates, Illinois. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(6)	The Company may terminate the employment of Mr. Marshall or Mr. Huckins without cause without any notice. Upon termination of employment without cause, Messrs. Marshall and Huckins would be entitled to receive a severance payment equal to 12 months of base salary, and reimbursement for premiums for continued health benefits for the length of the severance period. Pursuant to the terms of the stock options held by the named executive officers, stock options that are not exercisable as of the date of termination will expire, and options which are exercisable as of such date will generally remain exercisable for a 90-day period, unless they would otherwise expire earlier.
(7)	Pursuant to the terms of the stock options held by the named executive officers, time options would vest and become fully vested and exercisable immediately prior to a change in control. Any termination of a named executive officer following a change in control would result in payments as set out in the table with respect to termination for cause, without cause or for good reason, as applicable.

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Compensation of Directors

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend ($1,000 if participating in any board meeting telephonically) and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. Fees paid to Lance Milken and Antoine Munfakh for their services as directors are paid to Apollo Management, and fees paid to Rohit Manocha for his services as a director are paid to Cowen. Additionally, Mr. D’Appolonia receives a monthly fee of $20,000 as compensation for his service as Chairman of the Finance Committee.

The total compensation of our non-employee directors earned for Fiscal 2017 is shown in the following table.

Name	Fees Earned or Paid in Cash(1)($)
Lance A. Milken(2)	69,000
Rohit Manocha (3)	68,000
Robert J. DiNicola (4)	63,839
Sally Pofcher	60,000
Michael R. D’Appolonia	62,608
Antoine Munfakh(5)	64,000

(1)	Includes annual retainer fees and committee fees.
(2)	Fees paid to Apollo Management.
(3)	Fees paid to Cowen. During Fiscal 2017, the TriArtisan professionals responsible for the investment in the Company, including Mr. Manocha, became employed by Cowen and are continuing to do business as TriArtisan Capital Advisors, LLC, an affiliate of Cowen.
(4)	On October 16, 2017, Mr. DiNicola informed the Company that he had decided to retire from the Board effective at the end of the Company’s fiscal year.
(5)	Fees paid to Apollo Management.

The Amendments to the Expiring Options described under “Stock Option Awards” included options held by our directors or their affiliates. Apollo Management holds 40,000 of the 2007 Options, TriArtisan holds 20,000 of the 2007 Options, and Ron Marshall holds 20,000 of 2007 Options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Parent, Claire’s Inc., owns all of the Company’s issued and outstanding capital stock.

The table below sets forth certain information regarding the beneficial ownership of the common stock of Claire’s Inc. with respect to each entity or person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and named executive officer and all directors and current executive officers as a group, at May 31, 2018.

Name of Beneficial Owner(1)	Number of Shares		Percentage(2)
Apollo Funds (3)	59,507,500	(3)	97.7
Antione G. Munfakh(4)	—		—
Lance A. Milken(4)	—		—
Sally Pofcher (5)	20,000	(6)	*
Rohit Manocha (5)	20,000	(7)	*
Michael R. D’Appolonia (5)	20,000	(6)	*
Ron Marshall(5)	370,000	(8)	*
Scott Huckins (5)	37,500	(9)
All current executive officers and directors as a group (8 persons)	505,000		*

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
(2)	These percentages are calculated on the basis of 60,894,500 outstanding shares of Claire’s Inc.’s common stock.
(3)	Represents all equity interests of Claire’s Inc. held of record by Apollo Investment Fund VI, L.P. (“AIF VI”), and Apollo Claire’s Investors A LLC, Apollo Claire’s Investors B LLC and Apollo Claire’s Investors C LLC (collectively, the “Apollo Claire’s LLCs,” and together with AIF VI, the “Apollo Funds”). Also includes fully vested options to purchase 40,000 shares of Claire’s Inc.’s common stock held by Apollo Management, L.P. (“Apollo Management”). Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI and each of the Apollo Claire’s LLCs. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Apollo Claire’s Investors A LLC serves as a fiduciary for Apollo Overseas Partners (Germany) VI, L.P. (“Germany VI”) with respect to Germany VI’s investment in Claire’s Inc. Apollo Advisors VI, L.P. (“Advisors VI”) is the managing general partner of Germany VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP and the managers, as well as executive officers, of AMH GP, and as such may be deemed to have voting and dispositive control with respect to the shares of Claire’s Inc.’s common stock held of record by the Apollo Funds and the options held by Apollo Management. Each of the Apollo Funds disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the other Apollo Funds or by Apollo Management, and Apollo Management disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record by the Apollo Funds, in each case except to the extent of any pecuniary interest therein. Management VI, AIF VI LLC, Management GP, AMH, AMH GP, Germany VI, Advisors VI, ACM VI, Principal I and Principal I GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all equity interests of Claire’s Inc. held of record or beneficially owned by any of the Apollo Funds, Apollo Management, or the other Apollo Entities, except to the extent of any pecuniary interest therein. The address for AIF VI, each of the Apollo Claire’s LLCs, Advisors VI, ACM VI, Principal I, and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for Germany VI is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY 1-9008, Cayman Islands. The address for Management VI, AIF VI LLC, Apollo Management, Management GP, AHM and AMH GP, and each of Messrs. Black, Harris and Rowan, is 9 West 57th St., New York, New York 10019.
(4)	Each of Messrs. Milken and Munfakh, who are each associated with Apollo Management, disclaim beneficial ownership of any equity interests of Claire’s Inc. that are held of record or may be deemed beneficially owned by any of the Apollo Funds, Apollo Management or the Apollo Entities. The address for Messrs. Milken and Munfakh is c/o Apollo Management, L.P., 9 West 57th Street New York, New York 10019.
(5)	The address for each of Messrs. Pofcher, Manocha, D’Appolonia, Marshall, and Huckins, is c/o Claire’s Inc., 2400 W. Central Road, Hoffman Estates, IL 60192.
(6)	Includes fully-vested time options to purchase 20,000 shares.
(7)	Includes a fully-vested time options to purchase 20,000 shares of common stock held by TriArtisan, an entity affiliated with Mr. Manocha.
(8)	Includes (i) 20,000 owned shares and (ii) fully-vested time options to purchase 350,000 shares.
(9)	Includes fully-vested time options to purchase 37,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management Fee

Upon consummation of the Merger, the Company entered into a management services agreement (the “Original Management Services Agreement”) with Apollo Management and TriArtisan Capital Partners, LLC, a member of one of the co-investment vehicles managed by Apollo Management (“TriArtisan” or “TACP”, and together with Apollo Management, the “Managers”) and TACP Investments – Claire’s LLC (“TACPI”). Under the Original Management Services Agreement, Apollo Management and TriArtisan agreed to provide to the Company certain investment banking, management, consulting, and financial planning services on an ongoing basis for a fee of $3.0 million per year plus reimbursement of out-of-pocket expenses. Under the Original Management Services Agreement, Apollo Management and TriArtisan also agreed to provide to the Company certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by it or its subsidiaries in exchange for fees customary for such services after taking into account expertise and relationships within the business and financial community of Apollo Management and TriArtisan. Under the Original Management Services Agreement, the Company also agreed to provide customary indemnification. During Fiscal 2017, the TriArtisan professionals responsible for the investment in the Company become employed by Cowen Group Inc. (“Cowen”) and are continuing to do business as TriArtisan Capital Advisors LLC, an affiliate of Cowen. In connection with that transaction TriArtisan assigned its rights and obligations to the management services agreement to Cowen and Company, LLC, an affiliate of Cowen. Therefore, the Company paid Apollo Management, TriArtisan, and the Cowen affiliate $1.4 million in Fiscal 2017.

On June 6, 2017, the Company and Parent entered into an Amended and Restated Management Services Agreement (the “Management Services Agreement”) with Apollo Management, Cowen & Co., LLC, as successor to TACP (“Cowen”, and together with Apollo, the “Managers”) and TACPI. The Management Services Agreement supersedes, amends and entirely restates the Original Management Services Agreement. Under the Management Service Agreement, the Managers have agreed to provide to the Company certain investment banking, management, consulting and financial planning services on an ongoing basis. The Managers will receive no fee for these services, but will be reimbursed by the Company for their out-of-pocket expenses. In addition, under the Management Services Agreement, the Managers have agreed to provide to the Company certain financial advisory and investment banking services from time-to-time in connection with major financial transactions that may be undertaken by the Company or its subsidiaries in exchange for normal and customary fees as agreed by the Managers (or their affiliates) and the Company and Parent, taking into consideration all relevant factors. Under the Management Services Agreement, the Company and Parent have also agreed to provide the Managers (and their affiliates) with customary indemnification. The Management Services Agreement will terminate upon the earliest to occur of May 29, 2025 or the occurrence of certain termination events specified therein.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee, but not with respect to the Audit Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the compensation committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At May 31, 2018, Apollo Management VI, L.P. beneficially owned 97.7% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Director Consulting Fees

Sally Pofcher joined our Board of Directors on February 18, 2016. Prior to joining the Board, Ms. Pofcher provided advisory services with respect to the Company’s business strategies and was paid consulting fees for such services at a rate of $5,000 per day, which amount in the opinion of management approximates an arm’s-length rate for these services. In connection with Ms. Pofcher’s appointment to the Board, the parties agreed that the consulting arrangement with the Company would continue at the request of Company. In FY 2017, the Company did not pay Ms. Pofcher any consulting fees pursuant to the consulting arrangement.

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

Fees Paid To Our Independent Registered Public Accounting Firm

We were billed or expect to be billed an aggregate of $2,177,016 and $1,674,972 by Grant Thornton for Fiscal 2017 and 2016 as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $1,970,316 and $1,674,972 for Fiscal 2017 and Fiscal 2016, respectively.

Audit-Related Fees

For audit-related services for an audit of the annual financial statements of a subsidiary, $206,700 for Fiscal 2017 and $0 for Fiscal 2016.

Tax Fees

For tax services, $0 for each of Fiscal 2017 and Fiscal 2016.

All Other Fees

For software licenses, $0 for each of Fiscal 2017 and Fiscal 2016.

Pre-Approval Policies and Procedures

We pre-approve a schedule of audit and non-audit services expected to be performed by Grant Thornton LLP in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve additional audit and non-audit services by Grant Thornton (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reports any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” are for Fiscal 2017 and Fiscal 2016 were pre-approved by the Audit Committee.

We were billed or expect to be billed an aggregate of $60,000 and $169,400 by KPMG LLP for Fiscal 2017 and Fiscal 2016, respectively, as follows:

Audit Fees

For professional services rendered for the annual audit of our Consolidated Financial Statements, review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings, $60,000 and $169,400 for Fiscal 2017 and Fiscal 2016, respectively.

Audit-Related Fees

For audit-related services, $0 for each of Fiscal 2017 and Fiscal 2016.

Tax Fees

For tax services, $0 for each of Fiscal 2017 and Fiscal 2016.

All Other Fees

For software licenses, $0 and $0 for Fiscal 2017 and Fiscal 2016, respectively.

Pre-Approval Policies and Procedures

We pre-approved the schedule of audit and non-audit services expected to be performed by KPMG in Fiscal 2017 and Fiscal 2016. In addition, the Audit Committee delegated authority to its Chairman to pre-approve additional audit and non-audit services performed by KPMG (other than services that have been generally pre-approved by the Audit Committee) since the previous meeting at which pre-approval decisions were reported. The Chairman reported any such pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services described above under “Audit Fees”, “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for Fiscal 2017 and Fiscal 2016 were pre-approved by the Audit Committee.

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

CLAIRE’S STORES, INC.

June 1, 2018	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

June 1, 2018	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)