Form 10-Q
period 2018-05-05
CLAIRES STORES INC
filed 2018-06-15
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2018

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

As of June 1, 2018, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5, 2018	February 3, 2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$56,082	$42,446
Inventories	134,545	134,690
Prepaid expenses	38,931	32,284
Other current assets	23,939	26,858

Total current assets	253,497	236,278

Property and equipment:
Furniture, fixtures and equipment	216,416	223,644
Leasehold improvements	291,016	301,338

	507,432	524,982
Accumulated depreciation and amortization	(397,487)	(405,284)

	109,945	119,698

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(7,442)	(7,216)

	10,613	10,839

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $88,043 and $87,295, respectively	452,822	457,078
Other assets	56,678	44,255

	1,642,075	1,633,908

Total assets	$2,016,130	$2,000,723

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	87,298	1,894,039
Debtor-in-possession term loan	60,000	—
Trade accounts payable	44,997	62,965
Income taxes payable	7,290	4,049
Accrued interest payable	1,196	56,182
Accrued expenses and other current liabilities	92,737	94,934

Total current liabilities	293,518	2,112,169

Long-term debt, net	208,847	250,355
Obligation under capital lease	15,846	15,970
Deferred tax liability	30,537	32,614
Deferred rent expense	33,062	34,851
Unfavorable lease obligations and other long-term liabilities	—	10,040

	288,292	343,830

Liabilities subject to compromise	1,910,230	—
Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,759	630,719
Accumulated other comprehensive loss, net of tax	(34,345)	(25,302)
Accumulated deficit	(1,072,324)	(1,060,693)

	(475,910)	(455,276)

Total liabilities and stockholder’s deficit	$2,016,130	$2,000,723

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	May 5, 2018	April 29, 2017
Net sales	$311,006	$299,621
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	155,648	151,788

Gross profit	155,358	147,833

Other expenses (income):
Selling, general and administrative	125,781	110,512
Depreciation and amortization	13,194	11,203
Severance and transaction-related costs	376	143
Other income, net	(4,006)	(2,701)

	135,345	119,157

Operating income before interest, reorganization items and income taxes	20,013	28,676
Reorganization items, net	10,009	—
Interest expense, net	24,889	43,580

Loss before income tax benefit	(14,885)	(14,904)
Income tax benefit	(3,254)	(8,146)

Net loss	$(11,631)	$(6,758)

Net loss	$(11,631)	$(6,758)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,535)	44
Net (loss) gain on intra-entity foreign currency transactions, net of tax expense of $40 and $229	(6,508)	1,881

Other comprehensive (loss) income	(9,043)	1,925

Comprehensive loss	$(20,674)	$(4,833)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Cash flows from operating activities:
Net loss	$(11,631)	$(6,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,194	11,203
Reorganization items, net	10,009	—
Amortization of lease rights and other assets	1,669	1,069
Amortization of debt issuance costs	1,179	2,187
Accretion of debt premium	(360)	(721)
Non-cash pay-in-kind interest expense	2,889	—
Net unfavorable accretion of lease obligations	9	(64)
Loss on sale/retirement of property and equipment, net	33	118
Stock-based compensation expense	40	62
(Increase) decrease in:
Inventories	(2,250)	(9,694)
Prepaid expenses	(8,105)	(1,371)
Other assets	(4,492)	(1,434)
Increase (decrease) in:
Trade accounts payable	2,423	(1,069)
Income taxes payable	1,771	(962)
Accrued interest payable	18,068	(29,263)
Accrued expenses and other liabilities	(10,277)	(10,834)
Deferred income taxes	(7,941)	(7,597)
Deferred rent expense	(1,298)	(525)

Net cash provided by (used in) operating activities	4,930	(55,653)

Cash flows from investing activities:
Acquisition of property and equipment	(5,164)	(3,365)
Acquisition of intangible assets/lease rights	(10)	(28)

Net cash used in investing activities	(5,174)	(3,393)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000	—
Repayments under debtor-in-possession credit facility	(57,000)	—
Proceeds from debtor-in-possession term loans	60,000	—
Debt issuance costs related to debtor-in-possession financing	(4,038)	—
Proceeds from revolving credit facilities	43,000	69,000
Payments on revolving credit facilities	(74,000)	(16,200)
Payment on current portion of long-term debt	(3,000)	(18,420)
Payments of unamortized interest related to long-term debt	(5,321)	(4,272)
Payment of debt issuance costs	(2)	(347)
Principal payments on capital lease	(99)	(76)

Net cash provided by financing activities	16,540	29,685

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,660)	(694)

Net increase (decrease) in cash and cash equivalents	13,636	(30,055)
Cash and cash equivalents, at beginning of period	42,446	55,792

Cash and cash equivalents, at end of period	$56,082	$25,737

Supplemental disclosure of cash flow information:
Interest paid	$11,334	$71,159
Income taxes paid	1,647	1,642
Non-cash supplemental financing activities:
Increase in term loans due 2021 from pay-in-kind interest	$2,976	$—
Decrease in adjustment to carrying value	2,976	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Claire’s Stores, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended February 3, 2018 filed with the Securities and Exchange Commission, including Note 2 to the Consolidated Financial Statements included therein, which discusses principles of consolidation and summary of significant accounting policies.

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

As discussed further in Note 2 entitled “Bankruptcy filing,” on March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

Ability to Continue as a Going Concern—The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession credit facility (the “DIP Facility”) described in Note 2 – Bankruptcy Filing, the Bankruptcy Court’s approval of its Chapter 11 plan of reorganization, its ability to successfully implement a restructuring plan, and obtain new financing, among other factors. The Company has significant indebtedness. The Company’s level of indebtedness has adversely impacted and is continuing to adversely impact its financial condition. The Company’s financial condition, the defaults under its debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The filing of the Chapter 11 petitions constituted an event of default with respect to certain of the Company’s existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions contained in the DIP Credit Agreement (see Note – 5 Debt) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Further, the Company’s restructuring plan, to the extent confirmed by the Bankruptcy Court, could materially impact the amounts and classifications of assets and liabilities reported in its Condensed Consolidated Financial Statements.

The Company plans to emerge from its Chapter 11 Cases after it obtains approval from the Bankruptcy Court for the Company’s Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of the Company’s creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with the Company’s stakeholders and decisions made by the Bankruptcy Court.

2.	Bankruptcy Filing

Chapter 11 Proceedings

On the Commencement Date, the Debtors, commenced the Chapter 11 Cases by filing voluntary petitions for reorganization under Chapter 11 with the Bankruptcy Court. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584 (MFW). Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

Significant Bankruptcy Court Actions

Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis, and approved the DIP Facility on a final basis.

Debtor-In-Possession Facility

See Note – 5 Debt for further discussion of the DIP Facility which provides up to $135.0 million in senior secured super-priority financing under a $75.0 million DIP ABL Loan and a $60.0 million DIP Term Loan.

Financial Reporting in Reorganization

Effective on March 19, 2018, the Company began to apply ASC, No. 852, “Reorganizations,” which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of non-Debtor entities, pre-petition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, the Company has classified the entire amount of the claim as a LSTC.

Liabilities Subject to Compromise

As a result of the Chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but not required, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and debt.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

Liabilities Subject to Compromise as of May 5, 2018 included the following components (in thousands):

May 5, 2018
Debt (1)	$1,806,363
Accrued interest on debt subject to compromise	73,054
Accounts payable, accrued expense and other liabilities	30,813

Total liabilities subject to compromise	$1,910,230

(1)	See Note 5 – Debt for details of pre-petition debt reported as liabilities subject to compromise.

Reorganization Items, Net

Reorganization items, net represent amounts incurred after the Commencement Date as a direct result of the Bankruptcy and are comprised of the following for the three months ended May 5, 2018 (in thousands):

Three Months Ended May 5, 2018
Professional fees	$10,953
Debtor-in-possession financing costs	4,038
Write-off of pre-petition debt issuance costs, debt premium, and adjustment in carrying value	(4,982)

Total reorganization items, net	$10,009

3.	Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update eliminates the exception for an intra-entity transfer of an asset other than inventory, which aligns the recognition of income tax consequences for inter-entity transfers of assets other than inventory by requiring the recognition of current and deferred income taxes resulting from an intra-entity transfer of such an asset when the transfer occurs rather than when it is sold to an external party. The Company adopted ASU 2016-16 as of the first day of Fiscal 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flow.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update address how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Company adopted ASU 2016-15 as of the first day of Fiscal 2018 and it did not have a material impact on the Company’s cash flows.

In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company adopted ASU 2016-04 as of the first day of Fiscal 2018 in connection with ASU 2014-09 and it did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted ASU 2014-09 as of the first day of Fiscal 2018 using the modified retrospective method. There were no changes to the consolidated financial position, results of operations, or cash flows as a result of the adoption and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance. The Company has included additional disclosures in Note 11 – Segment Information showing disaggregation by revenue channel.

Accounting policies as a result of recently adopted accounting pronouncements

Revenue Recognition – Net sales is comprised of company-operated store sales, and other sales, which includes sales from concession, e-commerce and franchise. The Company excludes sales taxes collected from customers from “Net sales” in its Consolidated Statements of Operations and Comprehensive Income (Loss). Net Sales is presented net of an allowance for estimated returns, which is based on historic experience. The estimated liability for sales returns is based on the historical return levels, which is included in “Accrued expenses and other current liabilities.”

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores is recognized as the customer takes possession of the merchandise. Revenue from concessions is recognized as the customer takes possession of the merchandise. Revenue from e-commerce is recognized when merchandise is shipped to the customer. Revenue from franchisees is recognized when merchandise is shipped from Company. The Company accounts for the merchandise it sells to third parties under franchising and licensing agreement within “Net Sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within cost of sales in the same period the related revenue is recognized.

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

4.	Fair Value Measurements

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

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.07 billion as of May 5, 2018, compared to a carrying value of $2.10 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.28 billion as of February 3, 2018, compared to a carrying value of $2.12 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

5.	Debt

Debt as of May 5, 2018 and February 3, 2018 included the following components (in thousands):

	May 5, 2018	February 3, 2018
Short-term borrowings:
Debtor-in-possession facility	$60,000	$—
Current portion of long-term debt:
Claire’s Gibraltar Intermediate secured term loan due 2019	$51,500	$51,500
Claire’s Gibraltar unsecured term loan due 2019	37,000	—
9.0% Senior secured first lien notes due 2019	—	1,125,000
8.875% Senior secured second lien notes due 2019	—	222,300
6.125% Senior secured first lien notes due 2020	—	210,000
7.75% Senior notes due 2020	—	216,742
9.0% Claire’s Stores term loan due 2021	—	31,804
U.S. asset based lending credit facility due 2019	—	31,000
Unamortized premium (1)	—	3,642
Adjustment to carrying value (1)	—	12,483
Unamortized debt issuance cost (1)	(1,202)	(10,432)

Total current portion of long-term debt, net (1)	$87,298	$1,894,039

Debt subject to compromise:
9.0% Senior secured first lien notes due 2019	$1,125,000	$—
8.875% Senior secured second lien notes due 2019	222,300	—
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	216,742	—
9.0% Claire’s Stores term loan due 2021	32,321	—

Total debt subject to compromise	$1,806,363	$—

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$—	$40,000
9.0% CLSIP term loan due 2021	107,926	103,356
9.0% Claire’s Gibraltar term loans due 2021	48,477	47,701
Adjustment to carrying value	52,444	59,298

Total long-term debt, net	$208,847	$250,355

Obligation under capital lease (including current portion)	$16,289	$16,388

(1)	LSTC must be reported at the amounts expected to be allowed by the Bankruptcy Court. The carrying value of the debt will be adjusted as claims are approved. As of May 5, 2018, the Company wrote off $5.0 million of debt issuance costs, debt premium to present the debt at the outstanding face value and the adjustment to carrying value. The write-offs are included within reorganization items, net in the Condensed Consolidated Statements of Operations. See Note 2 – Bankruptcy Filing for additional details.

Debtor-In-Possession Facility

On March 22, 2018, the Company, pursuant to a commitment letter dated as of March 11, 2018 and previously disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2018, and in connection with the Chapter 11 Cases and as a debtor-in possession pursuant to the Bankruptcy Code, entered into a Credit Agreement (the “DIP Credit Agreement”) among the Company, Claire’s Inc., a Delaware corporation (“Parent”), certain of the Company’s subsidiaries (as described below), the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent and collateral agent for the Lenders (in such capacities, the “Administrative Agent”), pursuant to which, among other things, the Lenders have provided (i) a senior secured superpriority non-amortizing asset-based revolving facility in an aggregate principal amount of $75,000,000 (the “DIP ABL Loan”), with up to $10,000,000 of such DIP ABL Loan available for the issuance of standby letters of credit and (ii) a superpriority senior secured last-out term facility in an aggregate principal amount of $60,000,000 (the “DIP Term Loan” and together with the DIP ABL Loan, the “DIP Facility”). The DIP Facility is guaranteed on a joint and several basis by Parent, and certain of the Company’s subsidiaries, including BMS Distributing Corp., a Delaware corporation, CBI Distributing Corp., a Delaware corporation, Claire’s Boutiques, Inc., a Colorado corporation, Claire’s Canada Corp., a Delaware corporation, Claire’s Puerto Rico Corp., a Delaware corporation and CSI Canada LLC, a Delaware limited liability company.

The proceeds of the DIP ABL Loan extended on the DIP Closing Date were used to refinance all outstanding obligations and replace commitments under the ABL Credit Facility (described below), including cash collateralization of certain letters of credit previously issued, outstanding and undrawn as of March 22, 2018, the closing date of the DIP Facility (the “DIP Closing Date”), and to pay fees, costs and expenses incurred in connection with the DIP Facility. The proceeds of the DIP Facility will also be used for working capital and general corporate purposes and to fund certain fees payable to professional service providers in connection with the Chapter 11 Cases.

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

As of May 5, 2018, the Company had $65.6 million of availability under the DIP ABL Loan, net of applicable reserves.

Contractual interest on debt subject to compromise

Effective as of the Commencement Date, the Company ceased recording interest expense on outstanding pre-petition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as LSTC. For the quarter ended May 5, 2018, contractual interest expense of $20.2 million related to LSTC has not been recorded in the financial statements.

ABL Credit Facility

In March 2018, the Company paid an aggregate amount of $71.0 million and, in addition, the related accrued interest associated with the extinguishment of the ABL Credit Facility.

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

See Note 4 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $1.9 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of May 5, 2018, there was a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

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

7.	Accumulated Other Comprehensive Loss

The following summary sets forth the components of accumulated other comprehensive loss, net of tax as follows (in thousands, net of tax):

Total (1)
Balance as of February 3, 2018	$(25,302)
Other comprehensive loss	(9,043)

Balance as of May 5, 2018	$(34,345)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments.

8.	Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the three months ended May 5, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of February 3, 2018	3,224,326	$5.18
Options granted	—
Options exercised	—
Options forfeited	(3,138)	$5.25
Options expired	(148,862)	$9.49

Outstanding as of May 5, 2018	3,072,326	$4.97	3.8

Options vested and expected to vest as of May 5, 2018	2,934,436	$5.12	3.8

Exercisable as of May 5, 2018	1,666,599	$6.72	3.1

There were no options granted during the three months ended May 5, 2018. The weighted average grant date fair value of options granted during the three months ended April 29, 2017 was $0.41.

Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

9.	Income Taxes

The effective income tax rate was 21.9% for the three months ended May 5, 2018. This effective income tax rate differed from the statutory federal income tax rate of 21% primarily from U.S. income recognition of foreign deemed dividend distributions per Subpart F of the Internal Revenue Code including Global Intangible Low-Taxed Income (“GILTI”).

The effective income tax rate was 54.7% for the three months ended April 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from U.S. income recognition of foreign deemed dividend distributions and foreign tax rate differentials as compared to the U.S. statutory rate.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017. The Tax Act instituted fundamental changes to the US tax system. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, Management calculated their best estimate of the impact of the Act in the 2017 year-end income tax provision in accordance with their understanding of the Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the Act remain open during the measurement period to include other indirect correlative impacts of the Act, the Company’s position with regards to the one-time mandatory transition tax and the state tax impacts of the Act. As of the close of the first quarter, the Company continues to analyze the Act in its entirety and refine its calculations, which could potentially impact the measurement of recorded tax balances. Any subsequent adjustment to the tax balances resulting from the analysis of the Tax Act, will be recorded to income tax expense in the fiscal quarter of 2018 when the analysis is completed.

10.	Related Party Transactions

Indebtedness

As of May 5, 2018 and February 3, 2018, Parent and affiliates held $68.6 million and $65.6 million of the Company’s indebtedness and the Company had accrued interest payable associated with the indebtedness in the amounts of $0.0 million and $0.0 million, respectively. For the three months ended May 5, 2018 and April 29, 2017, the Company recognized interest expense related to the indebtedness held by Parent and affiliates of $0.0 million and $0.0 million, respectively. Interest on the debt held as of May 5, 2018 is payable in kind.

Management Services Agreement

On June 6, 2017, the Company and Parent entered into an Amended and Restated Management Services Agreement (the “Management Services Agreement”) with Apollo Management VI, L.P. (“Apollo”), Cowen & Co., LLC, as successor to Tri-Artisan Capital Partners, LLC (“TACP”), (“Cowen”, and together with Apollo, the “Managers”) and TACP Investments – Claire’s LLC (“TACPI”). The Management Services Agreement supersedes, amends and entirely restates the Management Services Agreement, dated as of May 29, 2007 by and among the Company, Parent, Apollo, TACP and TACPI (“the Original Agreement”). Under the Management Service Agreement, the Managers have agreed to provide to the Company certain investment banking, management, consulting and financial planning services on an ongoing basis. The Managers will receive no fee for these services, but will be reimbursed by the Company for their out-of-pocket expenses. In the prior Management Services Agreement, the Managers were paid a $3.0 million fee annually. In addition, under the Management Services Agreement, the Managers have agreed to provide to the Company certain financial advisory and investment banking services from time-to-time in connection with major financial transactions that may be undertaken by the Company or its subsidiaries in exchange for normal and customary fees as agreed by the Managers (or their affiliates) and the Company and Parent, taking into consideration all relevant factors. Under the Management Services Agreement, the Company and Parent have also agreed to provide the Managers (and their affiliates) with customary indemnification. The Management Services Agreement will terminate upon the earliest to occur of May 29, 2025 or the occurrence of certain termination events specified therein. The Company has not made any payments on account of the Management Services Agreement since commencing the Chapter 11 Cases.

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

Net sales, depreciation and amortization and operating income for the three months ended May 5, 2018 and April 29, 2017 are as follows (in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Net sales:
North America	$206,934	$195,960
Europe	104,072	103,661

Total net sales	311,006	299,621

Depreciation and amortization:
North America	8,653	7,102
Europe	4,541	4,101

Total depreciation and amortization	13,194	11,203

Operating income (loss) for reportable segments:
North America	26,628	25,710
Europe	(6,239)	3,109

Total operating income for reportable segments	20,389	28,819
Severance and transaction-related costs	376	143

Consolidated operating income	20,013	28,676
Reorganization items, net	10,009	—
Interest expense, net	24,889	43,580

Consolidated loss before income tax benefit	$(14,885)	$(14,904)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.1 million and $0.0 million for the three months ended May 5, 2018 and April 29, 2017, respectively.

Excluded from operating loss for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $0.1 million for the three months ended May 5, 2018 and April 29, 2017, respectively.

Net sales by channel type and by segment for the three months ended May 5, 2018 are as follows (in thousands):

	Revenue by Channel and Segment
	North America	Europe	Total
Company-operated sales	$189,935	$96,670	$286,605
Other sales	16,999	7,402	24,401

Total net sales	$206,934	$104,072	$311,006

12.	Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors. For the three months ended May 5, 2018, the results of the Company’s subsidiaries that are not part of the Chapter 11 Cases, are not included in these condensed combined financial statements.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the subsidiaries that are not part of the Chapter 11 Cases have not been eliminated in the Debtors’ financial statements.

Debtors Condensed Combined Balance Sheet

May 5, 2018

(in thousands)

ASSETS
Current assets:
Cash	$34,705
Inventories	77,760
Prepaid expenses	22,281
Other current assets	11,772

Total current assets	146,518

Property and equipment:
Furniture, fixtures and equipment	133,459
Leasehold improvements	173,927

307,386
Accumulated depreciation and amortization	(246,027)

61,359

Leased property under capital lease:
Land and building	18,055
Accumulated depreciation and amortization	(7,442)

10,613

Investment in non-filing entities	409,355
Goodwill	987,517
Intangible assets, net	188,229
Other assets	12,683

1,597,784

Total assets	$1,816,274

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Debtor-in-possession term loan	$60,000
Trade accounts payable	12,314
Income taxes payable	4,765
Accrued interest payable	402
Accrued expenses and other current liabilities	53,950

Total current liabilities	131,431

Intercompany payables	183,783
Obligation under capital lease	15,846
Deferred tax liability	26,310
Deferred rent expense	21,695

247,634

Liabilities subject to compromise	1,910,230
Stockholder’s deficit:
Common stock	—
Additional paid in capital	630,759
Accumulated other comprehensive loss, net of tax	(34,345)
Accumulated deficit	(1,069,435)

(473,021)

Total liabilities and stockholder’s deficit	$1,816,274

Debtors Condensed Combined Statement of Operations and Comprehensive Income

For The Three Months Ended May 5, 2018

(in thousands)

Net sales	$192,454
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	90,265

Gross profit	102,189

Other expenses:
Selling, general and administrative	73,632
Depreciation and amortization	8,187
Severance and transaction-related costs	84
Other income	(6,413)

75,490

Operating income	26,699
Reorganization items, net	10,009
Interest expense, net	19,532

Loss before income taxes	(2,842)
Income tax expense	4,927

Loss from continuing operations	(7,769)
Equity in earnings of subsidiaries	27,092
Equity in earnings of non-filing entities	(973)

Net income	18,350
Foreign currency translation adjustments	(2,961)
Net loss on intra-entity foreign currency transactions, net of tax	(7,308)

Other comprehensive loss	(10,269)

Comprehensive income	$8,081

Debtors Condensed Combined Statement of Cash Flows

Three Months Ended May 5, 2018

(in thousands)

Cash flows from operating activities:
Net income	$18,350
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiaries	(27,092)
Equity in earnings of non-filing entities	973
Depreciation and amortization	8,187
Reorganization items, net	10,009
Amortization of debt issuance costs	898
Accretion of debt premium	(360)
Net accretion of unfavorable lease obligations	7
Loss on sale/retirement of property and equipment, net	31
Stock-based compensation expense	36
(Increase) decrease in:
Inventories	(1,291)
Prepaid expenses	(5,903)
Other assets	(5,235)
Increase (decrease) in:
Trade accounts payable	6,635
Income taxes payable	4,242
Accrued interest payable	17,649
Accrued expenses and other liabilities	(8,232)
Deferred income taxes	346
Deferred rent expense	(1,139)

Net cash provided by operating activities	18,111

Cash flows from investing activities:
Acquisition of property and equipment	(3,576)
Acquisition of intangible assets/lease rights	(10)

Net cash used in investing activities	(3,586)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000
Repayments under debtor-in-possession credit facility	(57,000)
Proceeds from debtor-in-possession term loans	60,000
Debt issuance costs related to debtor-in-possession financing	(4,038)
Proceeds from revolving credit facilities	43,000
Payments on revolving credit facilities	(74,000)
Payments of unamortized interest related to long-term debt	(925)
Principal payments on capital lease	(99)
Intercompany activity, net	(9,447)

Net cash provided by financing activities	14,491

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,658)

Net increase in cash and cash equivalents	27,358
Cash and cash equivalents, at beginning of period	7,347

Cash and cash equivalents, at end of period	34,705

13.	Supplemental Financial Information

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 13 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions, including CLSIP LLC and CLSIP Holdings LLC). As of May 5, 2018, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Condensed Consolidating Balance Sheet

May 5, 2018

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$31,487	$3,718	$20,877	$—	$56,082
Inventories	—	77,760	56,785	—	134,545
Prepaid expenses	8,984	13,297	16,650	—	38,931
Other current assets	338	11,434	12,167	—	23,939

Total current assets	40,809	106,209	106,479	—	253,497

Property and equipment:
Furniture, fixtures and equipment	3,183	130,276	82,957	—	216,416
Leasehold improvements	1,315	172,612	117,089	—	291,016

	4,498	302,888	200,046	—	507,432
Accumulated depreciation and amortization	(3,739)	(242,288)	(151,460)	—	(397,487)

	759	60,600	48,586	—	109,945

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(7,442)	—	—	(7,442)

	—	10,613	—	—	10,613

Intercompany receivables	—	346,950	108,262	(455,212)	—
Investment in subsidiaries	1,704,986	(41,753)	—	(1,663,233)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,663	199,693	(84,634)	452,822
Other assets	7,900	4,783	43,995	—	56,678

	1,900,986	1,447,160	497,008	(2,203,079)	1,642,075

Total assets	$1,942,554	$1,624,582	$652,073	$(2,203,079)	$2,016,130

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$—	$—	$87,298	$—	$87,298
Debtor-in-possession term loan	60,000	—	—	—	60,000
Trade accounts payable	2,227	10,087	32,683	—	44,997
Income taxes payable	—	4,765	2,525	—	7,290
Accrued interest payable	402	—	794	—	1,196
Accrued expenses and other current liabilities	20,415	33,535	38,787	—	92,737

Total current liabilities	83,044	48,387	162,087	—	293,518

Intercompany payables	455,212	—	—	(455,212)	—
Long-term debt, net	—	143,810	65,037	—	208,847
Revolving credit facility, net	—	—	—	—	—
Obligation under capital lease	—	15,846	—	—	15,846
Deferred tax liability	—	26,310	4,227	—	30,537
Deferred rent expense	—	21,695	11,367	—	33,062

	455,212	207,661	80,631	(455,212)	288,292

Liabilities subject to compromise	1,880,208	30,022	—	—	1,910,230
Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,759	1,520,543	766,993	(2,287,536)	630,759
Accumulated other comprehensive income (loss), net of tax	(34,345)	(4,382)	(30,715)	35,097	(34,345)
Accumulated deficit	(1,072,324)	(178,016)	(326,925)	504,941	(1,072,324)

	(475,910)	1,338,512	409,355	(1,747,867)	(475,910)

Total liabilities and stockholder’s equity (deficit)	$1,942,554	$1,624,582	$652,073	$(2,203,079)	$2,016,130

Condensed Consolidating Balance Sheet

February 3, 2018

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,203	$9,644	$28,599	$—	$42,446
Inventories	—	76,469	58,221	—	134,690
Prepaid expenses	2,638	13,740	15,906	—	32,284
Other current assets	1,281	13,111	12,466	—	26,858

Total current assets	8,122	112,964	115,192	—	236,278

Property and equipment:
Furniture, fixtures and equipment	3,075	133,664	86,905	—	223,644
Leasehold improvements	1,315	177,520	122,503	—	301,338

	4,390	311,184	209,408	—	524,982
Accumulated depreciation and amortization	(3,640)	(245,778)	(155,866)	—	(405,284)

	750	65,406	53,542	—	119,698

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(7,216)	—	—	(7,216)

	—	10,839	—	—	10,839

Intercompany receivables	—	299,768	121,143	(420,911)	—
Investment in subsidiaries	1,688,098	(42,369)	—	(1,645,729)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,678	203,934	(84,634)	457,078
Other assets	1,140	3,647	39,468	—	44,255

	1,877,338	1,398,241	509,603	(2,151,274)	1,633,908

Total assets	$1,886,210	$1,587,450	$678,337	$(2,151,274)	$2,000,723

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$1,843,582	$—	$50,457	$—	$1,894,039
Trade accounts payable	3,231	21,090	38,644	—	62,965
Income taxes payable	—	484	3,565	—	4,049
Accrued interest payable	55,808	—	374	—	56,182
Accrued expenses and other current liabilities	17,954	34,494	42,486	—	94,934

Total current liabilities	1,920,575	56,068	135,526	—	2,112,169

Intercompany payables	420,911	—	—	(420,911)	—
Long-term debt, net	—	143,929	106,426	—	250,355
Obligation under capital lease	—	15,970	—	—	15,970
Deferred tax liability	—	25,963	6,651	—	32,614
Deferred rent expense	—	22,834	12,017	—	34,851
Unfavorable lease obligations and other long-term liabilities	—	10,040	—	—	10,040

	420,911	218,736	125,094	(420,911)	343,830

Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,719	1,520,543	766,993	(2,287,536)	630,719
Accumulated other comprehensive income (loss), net of tax	(25,302)	(3,156)	(23,326)	26,482	(25,302)
Accumulated deficit	(1,060,693)	(205,108)	(325,952)	531,060	(1,060,693)

	(455,276)	1,312,646	417,717	(1,730,363)	(455,276)

Total liabilities and stockholder’s equity (deficit)	$1,886,210	$1,587,450	$678,337	$(2,151,274)	$2,000,723

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended May 5, 2018

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$192,454	$118,552	$—	$311,006
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,814	86,451	65,383	—	155,648

Gross profit (deficit)	(3,814)	106,003	53,169	—	155,358

Other expenses:
Selling, general and administrative	15,400	58,232	52,149	—	125,781
Depreciation and amortization	98	8,089	5,007	—	13,194
Severance and transaction-related costs	—	84	292	—	376
Other (income) expense	(10,780)	4,367	2,407	—	(4,006)

	4,718	70,772	59,855	—	135,345

Operating income (loss)	(8,532)	35,231	(6,686)	—	20,013
Reorganization items, net	10,009	—	—	—	10,009
Interest expense, net	19,024	3,397	2,468	—	24,889

Income (loss) before income taxes	(37,565)	31,834	(9,154)	—	(14,885)
Income tax benefit	—	4,927	(8,181)	—	(3,254)

Income (loss) from continuing operations	(37,565)	26,907	(973)	—	(11,631)
Equity in earnings (loss) of subsidiaries	25,934	185	—	(26,119)	—

Net income (loss)	(11,631)	27,092	(973)	(26,119)	(11,631)
Foreign currency translation adjustments	(2,535)	(426)	(884)	1,310	(2,535)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(6,508)	(800)	(6,505)	7,305	(6,508)

Other comprehensive income (loss)	(9,043)	(1,226)	(7,389)	8,615	(9,043)

Comprehensive income (loss)	$(20,674)	$25,866	$(8,362)	$(17,504)	$(20,674)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended April 29, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$182,070	$117,551	$—	$299,621
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,162	86,199	62,427	—	151,788

Gross profit (deficit)	(3,162)	95,871	55,124	—	147,833

Other expenses:
Selling, general and administrative	5,753	57,285	47,474	—	110,512
Depreciation and amortization	191	6,326	4,686	—	11,203
Severance and transaction-related costs	—	57	86	—	143
Other (income) expense	(1,937)	(192)	(572)	—	(2,701)

	4,007	63,476	51,674	—	119,157

Operating income (loss)	(7,169)	32,395	3,450	—	28,676
Interest expense, net	40,270	526	2,784	—	43,580

Income (loss) before income taxes	(47,439)	31,869	666	—	(14,904)
Income tax benefit	—	(1,064)	(7,082)	—	(8,146)

Income (loss) from continuing operations	(47,439)	32,933	7,748	—	(6,758)
Equity in earnings (loss) of subsidiaries	40,681	46	—	(40,727)	—

Net income (loss)	(6,758)	32,979	7,748	(40,727)	(6,758)
Foreign currency translation adjustments	44	(412)	1,837	(1,425)	44
Net gain (loss) on intra-entity foreign currency transactions, net of tax	1,881	(856)	1,883	(1,027)	1,881

Other comprehensive income (loss)	1,925	(1,268)	3,720	(2,452)	1,925

Comprehensive income (loss)	$(4,833)	$31,711	$11,468	$(43,179)	$(4,833)

Condensed Consolidating Statement of Cash Flows

Three Months Ended May 5, 2018

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,631)	$27,092	$(973)	$(26,119)	$(11,631)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(25,934)	(185)	—	26,119	—
Depreciation and amortization	98	8,089	5,007	—	13,194
Reorganization items, net	10,009	—	—	—	10,009
Amortization of lease rights and other assets	—	—	1,669	—	1,669
Amortization of debt issuance costs	898	—	281	—	1,179
Accretion of debt premium	(360)	—	—	—	(360)
Non-cash pay-in-kind interest expense	—	2,889	—	—	2,889
Net accretion of unfavorable lease obligations	—	7	2	—	9
Loss on sale/retirement of property and equipment, net	—	31	2	—	33
Stock-based compensation expense	36	—	4	—	40
(Increase) decrease in:
Inventories	—	(1,291)	(959)	—	(2,250)
Prepaid expenses	(6,346)	443	(2,202)	—	(8,105)
Other assets	(5,816)	581	743	—	(4,492)
Increase (decrease) in:
Trade accounts payable	(2,518)	9,153	(4,212)	—	2,423
Income taxes payable	—	4,242	(2,471)	—	1,771
Accrued interest payable	17,649	—	419	—	18,068
Accrued expenses and other liabilities	(7,473)	(759)	(2,045)	—	(10,277)
Deferred income taxes	—	346	(8,287)	—	(7,941)
Deferred rent expense	—	(1,139)	(159)	—	(1,298)

Net cash provided by (used in) operating activities	(31,388)	49,499	(13,181)	—	4,930

Cash flows from investing activities:
Acquisition of property and equipment	(108)	(3,468)	(1,588)	—	(5,164)
Acquisition of intangible assets/lease rights	—	(10)	—	—	(10)

Net cash used in investing activities	(108)	(3,478)	(1,588)	—	(5,174)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000	—	—	—	57,000
Repayments under debtor-in-possession credit facility	(57,000)	—	—	—	(57,000)
Proceeds from debtor-in-possession term loans	60,000	—	—	—	60,000
Debt issuance costs related to debtor-in-possession financing	(4,038)	—	—	—	(4,038)
Proceeds from revolving credit facilities	43,000	—	—	—	43,000
Payments on revolving credit facilities	(74,000)	—	—	—	(74,000)
Payment on current portion of long-term debt	—	—	(3,000)	—	(3,000)
Payments of unamortized interest related to long-term debt	(925)	(3,008)	(1,388)	—	(5,321)
Payment of debt issuance costs	—	—	(2)	—	(2)
Principal payments on capital lease	—	(99)	—	—	(99)
Intercompany activity, net	34,743	(47,182)	12,439	—	—

Net cash provided by (used in) financing activities	58,780	(50,289)	8,049	—	16,540

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,658)	(1,002)	—	(2,660)

Net increase in cash and cash equivalents	27,284	(5,926)	(7,722)	—	13,636
Cash and cash equivalents, at beginning of period	4,203	9,644	28,599	—	42,446

Cash and cash equivalents, at end of period	31,487	3,718	20,877	—	56,082

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 29, 2017

(in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,758)	$32,979	$7,748	$(40,727)	$(6,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(40,681)	(46)	—	40,727	—
Depreciation and amortization	191	6,326	4,686	—	11,203
Amortization of lease rights and other assets	—	—	1,069	—	1,069
Amortization of debt issuance costs	1,899	—	288	—	2,187
Accretion of debt premium	(721)	—	—	—	(721)
Net accretion of unfavorable lease obligations	—	(63)	(1)	—	(64)
Loss on sale/retirement of property and equipment, net	—	118	—	—	118
Stock-based compensation expense	58	—	4	—	62
(Increase) decrease in:
Inventories	—	(4,719)	(4,975)	—	(9,694)
Prepaid expenses	(850)	142	(663)	—	(1,371)
Other assets	(158)	(993)	(283)	—	(1,434)
Increase (decrease) in:
Trade accounts payable	(646)	2,380	(2,803)	—	(1,069)
Income taxes payable	—	367	(1,329)	—	(962)
Accrued interest payable	(29,345)	—	82	—	(29,263)
Accrued expenses and other liabilities	(3,184)	(3,479)	(4,171)	—	(10,834)
Deferred income taxes	—	—	(7,597)	—	(7,597)
Deferred rent expense	—	(280)	(245)	—	(525)

Net cash provided by (used in) operating activities	(80,195)	32,732	(8,190)	—	(55,653)

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,855)	(1,510)	—	(3,365)
Acquisition of intangible assets/lease rights	—	(28)	—	—	(28)

Net cash used in investing activities	—	(1,883)	(1,510)	—	(3,393)

Cash flows from financing activities:
Proceeds from revolving credit facilities	69,000	—	—	—	69,000
Payments on revolving credit facilities	(16,200)	—	—	—	(16,200)
Payment on current portion of long-term debt	(18,420)	—	—	—	(18,420)
Payments of unamortized interest related to long-term debt	(743)	(2,415)	(1,114)	—	(4,272)
Payment of debt issuance costs	—	—	(347)	—	(347)
Principal payments on capital lease	—	(76)	—	—	(76)
Intercompany activity, net	47,693	(25,629)	(22,064)	—	—

Net cash provided by (used in) financing activities	81,330	(28,120)	(23,525)	—	29,685

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(1,796)	1,102	—	(694)

Net increase in cash and cash equivalents	1,135	933	(32,123)	—	(30,055)
Cash and cash equivalents, at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents, at end of period	4,173	3,938	17,626	—	25,737

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Voluntary Reorganization under Chapter 11

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

We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Commencement Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Ability to Continue as a Going Concern

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition including operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, raise substantial doubt as to the Company’s ability to continue as a going concern.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. We operate our stores under two brand names: Claire’s® and Icing®. As of May 5, 2018, we operated a total of 2,534 company-operated stores of which 1,516 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,018 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment). As of May 5, 2018, we also had a total of 5,230 concession stores, of which 4,788 were located in the United States and Canada (North America segment) and 442 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of May 5, 2018, we also franchised 714 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Costa Rica, Serbia, Sweden, Romania, Martinique, Pakistan, Thailand, South Africa and Russia. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

In North America, our company-operated stores are located primarily in shopping malls. The differentiation of our Claire’s® and Icing® brands allows us to operate multiple stores within a single location. In Europe, our company-operated stores are located primarily on high streets, in shopping malls and in high traffic urban areas.

Financial activity for the three months ended May 5, 2018 includes the following:

•	Net sales increase of 3.8%;

•	Same store sales percentages;

Three Months Ended May 5, 2018
Consolidated	(0.4)%
North America	5.4%
Europe	(9.9)%

•	Gross profit percentage increase of 70 basis points; and

•	Operating income margin of 9.2%, excluding non-recurring pre-Chapter 11 consulting expense.

Operational activity for the three months ended May 5, 2018 includes the following:

Store Activity Openings (Closings):	Three Months Ended May 5, 2018
	Opened	Closed(1)
Company-operated	—	(60)
Concession	4,373	(112)
Franchise	15	(23)

Total	4,388	(195)

(1)	Due to underperformance or lease renewal terms of company-operated stores that did not meet our criteria and the cessation of business with certain concession and franchise partners.

A summary of our consolidated results of operations for the three months ended May 5, 2018 and April 29, 2017 are as follows (dollars in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Net sales	$311,006	$299,621
(Decrease) increase in same store sales	(0.4)%	4.4%
Gross profit percentage	50.0%	49.3%
Selling, general and administrative expenses as a percentage of net sales (1)	40.4%	36.9%
Depreciation and amortization as a percentage of net sales	4.2%	3.7%
Operating income	$20,013	$28,676
Net loss	$(11,631)	$(6,758)
Number of company-operated stores at the end of the period	2,534	2,680
Number of concession stores at the end of the period	5,230	901

(1)	Includes non-recurring pre-Chapter 11 consulting expense of $8.6 million.

Net sales

Net sales for the three months ended May 5, 2018 increased $11.4 million, or 3.8%, as compared to the three months ended April 29, 2017. Net sales were affected by a favorable foreign currency translation effect of our non-U.S. net sales of $14.4 million, an increase in new concession and company-operated store sales of $2.9 million and increased franchisees sales of $0.4 million, partially offset by the effect of store closures of $4.9 million and a decrease in same store sales of $1.4 million. Net sales would have decreased 1.0% excluding the impact of foreign currency exchange rate changes.

For the three months ended May 5, 2018, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 6.3%, partially offset by an increase in average transaction value of 8.6%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Jewelry	48.6	48.9
Accessories	51.4	51.1

	100.0	100.0

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

During the three months ended May 5, 2018, gross profit percentage increased 70 basis points to 50.0% compared to 49.3% during the three months ended April 29, 2017. The increase in gross profit percentage consisted of a 100 basis point decrease in occupancy costs, partially offset by a 20 basis point increase in buying and buying-related costs and by a 10 basis point decrease in merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in total net sales.

Selling, general and administrative expenses

During the three months ended May 5, 2018, selling, general and administrative expenses increased $15.3 million, or 13.8%, compared to the three months ended April 29, 2017. As a percentage of net sales, selling, general and administrative expenses increased 350 basis points compared to the three months ended April 29, 2017. Excluding an unfavorable $6.0 million foreign currency translation effect and non-recurring pre-Chapter 11 consulting expense of $8.6 million, selling, general, and administrative expenses would have increased by $0.7 million. Excluding the foreign currency translation effect and non-recurring pre-Chapter 11 consulting expense of $8.6 million, the increase was primarily due to increased compensation-related expense, including store incentive compensation, and concession store commission expense.

Depreciation and amortization expense

During the three months ended May 5, 2018, depreciation and amortization expense increased $2.0 million to $13.2 million compared to $11.2 million for the three months ended April 29, 2017. Excluding an unfavorable $0.5 million foreign currency translation effect, the decrease in depreciation and amortization expense would have been $1.5 million.

Other income, net

The following is a summary of other income activity for the three months ended May 5, 2018 and April 29, 2017 (in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Royalty income	$(2,470)	$(2,344)
Foreign currency exchange gain, net	(1,536)	(357)

	$(4,006)	$(2,701)

Reorganization items, net

Reorganization items, net represent amounts incurred after the Commencement Date as a direct result of the Bankruptcy and are comprised of the following for the three months ended May 5, 2018 (in thousands):

Three Months Ended May 5, 2018
Professional fees	$10,953
Debtor-in-possession financing costs	4,038
Write-off of pre-petition debt issuance costs, debt premium, and adjustment in carrying value	(4,982)

Total reorganization items, net	$10,009

Interest expense, net

During the three months ended May 5, 2018, net interest expense aggregated $24.9 million compared to $43.6 million for the three months ended April 29, 2017. The decrease is primarily due to the cessation of recording interest expense on outstanding debt subject to compromise.

Income taxes

The effective income tax rate for the three months ended May 5, 2018 was 21.9% compared to 54.7% for the three months ended April 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 21% primarily from U.S. income recognition of foreign deemed dividend distributions per Subpart F of the Internal Revenue Code including Global Intangible Low-Taxed Income (“GILTI”).

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Net sales	$206,934	$195,960
Increase in same store sales	5.4%	0.3%
Gross profit percentage	53.0%	50.9%
Number of company-operated stores at the end of the period	1,516	1,630
Number of concession stores at the end of the period	4,788	333

During the three months ended May 5, 2018, net sales in North America increased $11.0 million, or 5.6%, from the three months ended April 29, 2017. The increase was attributable to an increase in same store sales of $10.1 million, an increase in new concession and company-operated store sales of $3.6 million, a favorable foreign currency translation effect of our non-U.S. net sales of $0.5 million and increased franchisee sales of $0.4 million, offset by the effect of store closures of $3.6 million. Sales would have increased 5.3% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 5, 2018, the increase in same store sales was primarily attributable to an increase in average transaction value of 4.9% and an increase in average number of transactions per store of 2.3%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended May 5, 2018, gross profit percentage increased 210 basis points to 53.0% compared to 50.9% during the three months ended April 29, 2017. The increase in gross profit percentage consisted of a 270 basis point decrease in occupancy costs, partially offset by a 30 basis point increase in buying and buying-related costs and by a 30 basis point decrease in merchandise margin. The decrease in merchandise margin percentage resulted primarily from lower trade discounts and higher markdowns, partially offset by higher initial markups. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from the leveraging effect of an increase in same store sales. The increase in buying and buying-related costs, as a percentage of net sales, resulted primarily from increased compensation costs and buying-related costs.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Jewelry	53.4	55.5
Accessories	46.6	44.5

	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Net sales	$104,072	$103,661
(Decrease) increase in same store sales	(9.9)%	13.0%
Gross profit percentage	43.8%	46.4%
Number of company-operated stores at the end of the period	1,018	1,050
Number of concession stores at the end of the period	442	568

During the three months ended May 5, 2018, net sales in Europe increased $0.4 million, or 0.4%, from the three months ended April 29, 2017. The increase was attributable to a favorable foreign currency translation effect of our non-U.S. net sales of $13.9 million, offset by a decrease in same stores sales of $11.5 million, by the effect of store closures of $1.3 million and a decrease in concession store sales of $0.7 million. Sales would have decreased 11.5% excluding the impact from foreign currency exchange rate changes.

For the three months ended May 5, 2018, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 15.9%, partially offset by an increase in average transaction value of 10.0%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended May 5, 2018, gross profit percentage decreased 260 basis points to 43.8% compared to 46.4% during the three months ended April 29, 2017. The decrease in gross profit percentage consisted of a 280 basis point increase in occupancy costs, partially offset by a 20 basis point increase in merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the deleveraging effect of a decrease in same store sales. The increase in merchandise margin percentage resulted primarily from a favorable foreign currency translation effect, partially offset by lower initial markups and higher markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total
Product Category	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Jewelry	39.4	36.8
Accessories	60.6	63.2

	100.0	100.0

Liquidity and Capital Resources

On March 22, 2018, the Company, entered into a Credit Agreement (the “DIP Credit Agreement”) among the Company, Claire’s Inc., a Delaware corporation (“Parent”), certain of the Company’s subsidiaries, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent and collateral agent for the Lenders (in such capacities, the “Administrative Agent”), pursuant to which, among other things, the Lenders have provided (i) a senior secured superpriority non-amortizing asset-based revolving facility in an aggregate principal amount of $75,000,000 (the “DIP ABL Loan”), with up to $10,000,000 of such DIP ABL Loan available for the issuance of standby letters of credit and (ii) a superpriority senior secured last-out term facility in an aggregate principal amount of $60,000,000 (the “DIP Term Loan” and together with the DIP ABL Loan, the “DIP Facility”).

The proceeds of the DIP ABL Loan were used to refinance all outstanding obligations and replace commitments under the ABL Credit Facility, including cash collateralization of certain letters of credit prior issued, outstanding and undrawn as of March 22, 2018, the closing date of the DIP Facility (the “DIP Closing Date”), and to pay fees, costs and expenses incurred in connection with the DIP Facility. The proceeds of the DIP Facility will also be used for working capital and general corporate purposes and to fund certain fees payable to professional service providers in connection with prosecuting the Chapter 11 Cases.

The Bankruptcy Court has approved payment of certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees.

Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings.

Although the Company has obtained financing under the DIP Facility, we cannot state with certainty that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 cases or that we will be able to confirm a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. In addition, we must comply with the covenants of our DIP Facility in order to continue to access our borrowings thereunder. These covenants include, among other things, a minimum EBITDA covenant, restrictions on our ability to, among other things , incur or assume additional debt or provide guarantees in respect of obligations of other persons prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliate, provide financial information, budgets and other information, in each case except as permitted by the applicable agreements governing our DIP Facility. We cannot state with certainty that we will be able to comply with the covenants of our DIP Facility or secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

As of May 5, 2018, we had $65.6 million of availability under the DIP ABL Loan, net of applicable reserves.

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

A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended May 5, 2018 and April 29, 2017 is outlined in the table below (in thousands):

	Three Months Ended May 5, 2018	Three Months Ended April 29, 2017
Operating activities	$4,930	$(55,653)
Investing activities	(5,174)	(3,393)
Financing activities	16,540	29,685

Cash flows from operating activities

For the three months ended May 5, 2018, cash provided by operations increased $60.6 million compared to the prior year period. The primary reason for the increase provided by operations was an increase in operating income and net other items of $53.7 million and an increase in working capital of $6.9 million, excluding cash equivalents. For the three months ended April 29, 2017, cash used in operations decreased $31.1 million compared to the prior year period. The primary reason for the decrease in cash used in operations was an increase in operating income and net other items of $18.6 million and a decrease in working capital of $12.5 million, excluding cash equivalents.

Cash flows from investing activities

For the three months ended May 5, 2018, cash used in investing activities was $5.2 million and consisted of $5.2 million for capital expenditures.

Cash flows from financing activities

For the three months ended May 5, 2018, cash provided by financing activities was $16.5 million, which consisted primarily of proceeds from the issuance of our $60.0 million DIP term loan, partially offset by net payments of $31.0 million under our ABL Credit Facility, payment of $5.4 million for unamortized interest related to long-term debt, payment of $4.0 million in financing costs, payment of $3.0 million for current portion of long-term debt and payment of $0.1 million for capital lease. For the three months ended

April 29, 2017, cash provided by financing activities was $29.7 million, which consisted primarily of net borrowings of $52.8 million under our ABL Credit Facility, partially offset by payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $4.3 million for long-term debt, payment of $0.3 million in financing costs and payment of $0.1 million for capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of May 5, 2018, we had cash of $56.1 million.

In addition, as of May 5, 2018, our foreign subsidiaries held cash and cash equivalents of $20.9 million. During the three months ended May 5, 2018, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs.

ABL Credit Facility

In March 2018, the Company paid an aggregate amount of $71.0 million and, in addition, the related accrued interest associated with the extinguishment of the ABL Credit Facility. As a result, the Company discharged all obligations with respect to the Company’s ABL Credit Facility.

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

For a description of our existing debt and debt agreements, see Note 5 – Debt, in the Unaudited Condensed Consolidated Financial Statements. As of May 5, 2018, we were in compliance with the covenants in under all existing debt agreements for debt not subject to compromise.

See Note 4 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $1.9 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of May 5, 2018, we had a reduction of $1.8 million for outstanding bank guarantees, which reduces the borrowing availability to $0.1 million as of that date.

Management Services Agreement

See Note 10 – Related Party Transactions, in the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Fiscal 2017 Annual Report on Form 10-K, filed on April 20, 2018, in the Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies, and the Critical Accounting Policies and Estimates section contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations therein.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our impairment testing for Fiscal 2017 resulted in the recognition of a non-cash impairment charge of $1.1 million relating to long-lived assets. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2018, and we may be required to recognize additional impairment charges at that time or in the future.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base, expand our international store base through franchise or similar licensing arrangements, or expand our store base through concession stores; inability to design and implement new information systems; data security breaches of confidential information or other cyber-attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including law relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Risks and uncertainties relating to any capital restructuring initiative include: risks and uncertainties relating to the Chapter 11 Cases, including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate as a debtor in possession in Chapter 11, risks associated with motions filed and relief sought by third parties in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations or business prospects and increased legal and other professional costs necessary to execute the Company’s reorganization; risks and uncertainties associated with the transactions contemplated in the DIP Credit Agreement, Backstop Agreement and RSA, including satisfaction of the condition thereto are subject to certain conditions, which conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, including the negotiation of terms, conditions and provisions related thereto; the ability of the Company to obtain requisite support for the restructuring and a Chapter 11 plan of reorganization from various stakeholders; the ability of the Company to continue as a going concern; the ability of the Company and its Debtor affiliates to confirm a Chapter 11 plan of reorganization; and the effects of disruption from the Chapter 11 Cases and any restructuring transactions pursued or consummated in connection therewith or relating thereto, making it more difficult to maintain business, financing and operational relationships, to obtain and maintain normal terms with customers, suppliers and service providers and to retain key executives and to maintain various licenses and approvals necessary for the Company to conduct its business. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2017 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash

We have significant amounts of cash at financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on our deposits. We mitigate this risk by maintaining bank accounts with a group of credit worthy financial institutions.

Interest Rates

As of May 5, 2018, we had fixed rate debt of $2,063.7 million and variable rate debt of $100.0 million. Based on our variable rate balance as of May 5, 2018, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $1.0 million.

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

As of May 5, 2018, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(9.0) million and $1.9 million, net of tax, reflecting the unrealized gain on foreign currency translations and intra-entity foreign currency transactions during the three months ended May 5, 2018 and April 29, 2017, respectively.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended May 5, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 2 – Bankruptcy Filing for a description of the Chapter 11 Cases.

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

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

CLAIRE’S STORES, INC.

June 15, 2018	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

June 15, 2018	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document