Form 10-Q
period 2018-08-04
CLAIRES STORES INC
filed 2018-09-14
CIK 34115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2018

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

As of September 1, 2018, 100 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4, 2018	February 3, 2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$69,445	$42,446
Inventories	148,331	134,690
Prepaid expenses	36,889	32,284
Other current assets	21,737	26,858

Total current assets	276,402	236,278

Property and equipment:
Furniture, fixtures and equipment	208,288	223,644
Leasehold improvements	279,104	301,338

	487,392	524,982
Accumulated depreciation and amortization	(387,631)	(405,284)

	99,761	119,698

Leased property under capital lease:
Land and building	18,055	18,055
Accumulated depreciation and amortization	(7,667)	(7,216)

	10,388	10,839

Goodwill	1,132,575	1,132,575
Intangible assets, net of accumulated amortization of $88,005 and $87,295, respectively	450,145	457,078
Other assets	61,107	44,255

	1,643,827	1,633,908

Total assets	$2,030,378	$2,000,723

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt, net	$84,732	$1,894,039
Debtor-in-possession term loan	60,000	—
Trade accounts payable	55,272	62,965
Income taxes payable	14,096	4,049
Accrued interest payable	1,083	56,182
Accrued expenses and other current liabilities	101,216	94,934

Total current liabilities	316,399	2,112,169

Long-term debt, net	208,847	250,355
Obligation under capital lease	15,718	15,970
Deferred tax liability	29,179	32,614
Deferred rent expense	31,557	34,851
Unfavorable lease obligations and other long-term liabilities	8,646	10,040

	293,947	343,830

Liabilities subject to compromise	1,905,215	—
Commitments and contingencies
Stockholder’s deficit:
Common stock par value $0.001 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	630,794	630,719
Accumulated other comprehensive loss, net of tax	(40,364)	(25,302)
Accumulated deficit	(1,075,613)	(1,060,693)

	(485,183)	(455,276)

Total liabilities and stockholder’s deficit	$2,030,378	$2,000,723

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Net sales	$314,448	$316,637	$625,454	$616,258
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	154,723	161,583	310,371	313,371

Gross profit	159,725	155,054	315,083	302,887

Other expenses (income):
Selling, general and administrative	111,459	112,774	237,240	223,286
Depreciation and amortization	13,709	10,890	26,903	22,093
Severance and transaction-related costs	629	389	1,005	532
Other income, net	(3,348)	(2,171)	(7,354)	(4,872)

	122,449	121,882	257,794	241,039

Operating income before interest, reorganization items and income taxes	37,276	33,172	57,289	61,848
Reorganization items, net	30,453	—	40,462	—
Interest expense, net	5,072	43,394	29,961	86,974

Income (loss) before income tax expense	1,751	(10,222)	(13,134)	(25,126)
Income tax expense	5,040	10,266	1,786	2,120

Net loss	$(3,289)	$(20,488)	$(14,920)	$(27,246)

Net loss	$(3,289)	$(20,488)	$(14,920)	$(27,246)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,067)	4,523	(3,602)	4,567
Net (loss) gain on intra-entity foreign currency transactions, net of tax (benefit) expense of $(35), $714, $5 and $944	(4,952)	7,593	(11,460)	9,474

Other comprehensive (loss) income	(6,019)	12,116	(15,062)	14,041

Comprehensive loss	$(9,308)	$(8,372)	$(29,982)	$(13,205)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLAIRE’S STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Cash flows from operating activities:
Net loss	$(14,920)	$(27,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,903	22,093
Reorganization items, net	40,462	—
Amortization of lease rights and other assets	2,517	1,862
Amortization of debt issuance costs	1,613	4,312
Accretion of debt premium	(360)	(1,457)
Non-cash pay-in-kind interest expense	2,889	750
Net unfavorable accretion of lease obligations	9	(55)
Loss on sale/retirement of property and equipment, net	46	128
Stock-based compensation expense	75	156
(Increase) decrease in:
Inventories	(17,945)	(22,083)
Prepaid expenses	(7,130)	(1,926)
Other assets	(6,461)	(75)
Increase (decrease) in:
Trade accounts payable	(7,122)	(709)
Income taxes payable	12,249	(279)
Accrued interest payable	17,955	(155)
Accrued expenses and other liabilities	(6,128)	(6,994)
Deferred income taxes	(15,287)	(359)
Deferred rent expense	(2,460)	(1,196)

Net cash provided by (used in) operating activities	26,905	(33,233)

Cash flows from investing activities:
Acquisition of property and equipment	(9,027)	(8,101)
Acquisition of intangible assets/lease rights	(100)	(38)

Net cash used in investing activities	(9,127)	(8,139)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000	—
Repayments under debtor-in-possession credit facility	(57,000)	—
Proceeds from debtor-in-possession term loans	60,000	—
Debt issuance costs related to debtor-in-possession financing	(4,470)	—
Proceeds from revolving credit facilities	43,000	81,000
Payments on revolving credit facilities	(74,000)	(41,200)
Payment on current portion of long-term debt	(6,000)	(18,420)
Payments of unamortized interest related to long-term debt	(5,321)	(4,272)
Payment of debt issuance costs	(2)	(386)
Principal payments on capital lease	(200)	(156)

Net cash provided by financing activities	13,007	16,566

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,786)	203

Net increase (decrease) in cash and cash equivalents	26,999	(24,603)
Cash and cash equivalents, at beginning of period	42,446	55,792

Cash and cash equivalents, at end of period	$69,445	$31,189

Supplemental disclosure of cash flow information:

Interest paid	$13,002	$87,454
Income taxes paid	2,112	3,927
Non-cash supplemental financing activities:
Increase in term loans due 2021 from pay-in-kind interest	$2,976	$2,207
Decrease in adjustment to carrying value	2,976	2,207

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

As discussed further in Note 2 entitled “Bankruptcy Filing,” on March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”) commenced chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).    The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

Ability to Continue as a Going Concern - The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession credit facility (the “DIP Facility”) described in Note 2 – Bankruptcy Filing, the Bankruptcy Court’s approval of its Chapter 11 plan of reorganization, and its ability to successfully implement a restructuring plan and obtain new financing, among other factors. The Company has significant indebtedness. The Company’s level of indebtedness has adversely impacted and is continuing to adversely impact its financial condition. The Company’s financial condition, the defaults under its debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt as to the Company’s ability to continue as a going concern.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The commencement of the Chapter 11 Cases constituted an event of default with respect to certain of the Company’s existing debt obligations. While operating as debtors in possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business under the Bankruptcy Code and subject to restrictions contained in the DIP Credit Agreement (see Note – 5 Debt) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. Further, the Company’s restructuring plan, to the extent confirmed by the Bankruptcy Court, could materially impact the amounts and classifications of assets and liabilities reported in its Unaudited Condensed Consolidated Financial Statements.

The Company plans to emerge from its Chapter 11 Cases after it obtains an order from the Bankruptcy Court confirming the Company’s Proposed Plan (as defined below). Among other things, confirmation of the Proposed Plan will determine the rights and satisfy the claims of the Company’s creditors and security holders in accordance with the terms of the Proposed Plan. A copy of the Debtors’ Proposed Plan is available free of charge online at https://cases.primeclerk.com/claires/.

2. Bankruptcy Filing

Chapter 11 Proceedings

On the Commencement Date, the Debtors commenced the Chapter 11 Cases by filing voluntary petitions for reorganization under Chapter 11 with the Bankruptcy Court. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584 (MFW). Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

In connection with the commencement of the Chapter 11 Cases, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”), dated as of March 19, 2018, with Apollo Global Management, LLC, the Debtors’ equity sponsor (the “Sponsor”) and certain unaffiliated holders of first lien debt issued by the Company (each, an “Ad Hoc First Lien Holder” and, collectively, the “Ad Hoc First Lien Group” or the “Initial Consenting Holders”). On July 7, 2018, the Debtors and the Ad Hoc First Lien Group amended the Restructuring Support Agreement to permit the Debtors to solicit alternative proposals for (i) plans of reorganization or liquidation or (ii) the purchase of some or all of the Debtors’ assets, and to modify certain milestones with respect to the Debtors’ restructuring process.

Pursuant to the Restructuring Support Agreement, the Ad Hoc First Lien Group and Apollo agreed to support the pre-negotiated plan of reorganization that the Debtors seek to confirm. In accordance with the Restructuring Support Agreement, the Debtors filed the plan of reorganization (as amended, modified, or supplemented, the “Proposed Plan”) and related disclosure statement (as amended, modified, or supplemented the “Disclosure Statement”) with the Bankruptcy Court on April 12, 2018. The Debtors then amended the Proposed Plan on July 7, 2018 and again on July 16, 2018. On July 26, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement, finding that the Disclosure Statement contained adequate information as required by the Bankruptcy Code. Additionally, the Bankruptcy Court approved solicitation and confirmation procedures for the Proposed Plan and scheduled a hearing (the “Confirmation Hearing”) for September 17, 2018 to consider confirmation of the Proposed Plan.

Significant Bankruptcy Court Actions

Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis. The Bankruptcy Court also approved the DIP Facility on a final basis.

Global Plan Settlement

On July 15, 2018, the Debtors, the official committee of unsecured creditors appointed in the Chapter 11 Cases (the “Creditors’ Committee”), the indenture trustee under the Company’s Unsecured Notes (the “Unsecured Notes Trustee”), and the Ad Hoc First Lien Group entered into a settlement agreement (the “Global Plan Settlement”). Pursuant to the Global Plan Settlement, the Debtors resolved the formal and informal objections of the Creditors’ Committee and the Unsecured Notes Trustee with respect to the Proposed Plan and the Debtors’ restructuring, including with respect to (i) the enterprise value for the Debtors, together with their non-Debtor affiliates; (ii) value attributable to the Debtors’ unencumbered assets; (iii) junior creditor recoveries; (iv) the treatment of intercompany claims and interests; (v) the releases and exculpations contemplated by the Proposed Plan, including with respect to the Sponsor and claims or causes of action arising from or related to the exchange transaction effectuated by the Company in 2016 (the “2016 Exchange”); (vi) the terms of the new capital to be invested in the Company by the Ad Hoc First Lien Group; (vii) the allocation of assets and liabilities among the Debtors’ Estates; and (vii) prospective lien challenges, claims, or causes of action that might be brought by or on behalf of the Debtors’ Chapter 11 estates, including on account of the 2016 Exchange. The Bankruptcy Court will consider approval of the Global Plan Settlement at the Confirmation Hearing.

Settlement with FFI

On August 31, 2018, the Debtors, FFI Fund Ltd., FYI Ltd. and their affiliates (collectively, the “FFI Parties”), holders of the Company’s Unsecured Notes, and certain signatories to the Restructuring Support Agreement (the “Requisite Consenting Creditors”) entered into a Plan Support Agreement (the “PSA”), whereby the FFI Parties agreed to settle any and all potential objections they may have to the Proposed Plan and to support and vote all claims and interests held by the FFI Parties to accept the Proposed Plan and grant the releases provided for in the PSA. Pursuant to the PSA, the Debtors modified the Proposed Plan to increase the recoveries of holders of the Company’s Unsecured Notes. The PSA became effective and binding on each of the Parties upon the execution and delivery of the PSA by each of (a) the Debtors, (b) the Requisite Consenting Creditors, and (c) the FFI Parties; provided that the PSA shall not be effective as to the Debtors until approved by the Bankruptcy Court upon confirmation of the Proposed Plan.

Oaktree’s Standing Motion

On July 19, 2018, Oaktree Capital Management, L.P. (“Oaktree”), the majority holder of the Company’s Second Lien Notes, filed a motion in the Chapter 11 Cases seeking derivative standing to pursue certain avoidance actions with respect to the 2016 Exchange (the “Standing Motion”). The Debtors object to Oaktree’s Standing Motion on the grounds that, among other things, Oaktree is prohibited from bringing such avoidance actions by virtue of its intercreditor obligations, Oaktree’s Standing Motion is a premature objection to the approval of the Global Plan Settlement, and Oaktree cannot assert colorable claims with respect to such avoidance actions. The Bankruptcy Court will hold a hearing on Oaktree’s Standing Motion on September 17, 2018.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.

The Debtors have filed motions and received Bankruptcy Court approval for the rejection of 140 leases. As of August 4, 2018, the Debtors have rejected 83 leases. On August 24, 2018, the Debtors filed with the Bankruptcy Court a Rejected Executory Contracts and Unexpired Leases Schedule and Assumed Executory Contracts and Unexpired Leases Schedule with respect to those executory contracts and unexpired leases that either will be assumed or rejected pursuant to the Proposed Plan. Copies of these schedules are available free of charge online at https://cases.primeclerk.com/claires/.

Key Employee Incentive and Retention Programs

On May 5, 2018, the Debtors filed with the Bankruptcy Court a motion (the “KEIP/KERP Motion”) seeking authority to implement a key employee incentive plan (the “KEIP”) and a key employee retention program (the “KERP”).    The KEIP provides performance metrics for senior members of the Debtors’ management team to achieve in furtherance of the Debtors’ business goals and, upon the achievement of those performance metrics, provides for maximum payments of up to approximately $1.5 million in the aggregate per quarter through the end of the fourth quarter of Fiscal 2018. The KERP identifies valuable, hard-to-replace non-senior members of the Debtors’ management team that play important roles in the Debtors’ restructuring efforts, each performing crucial tasks to ensure a seamless transition into and an efficient emergence from Chapter 11. The KERP provides for payments of up to approximately $1.5 million in the aggregate. The KERP participants would receive awards on the earlier of thirty days following the effective date of a Chapter 11 plan of reorganization and December 31, 2018, with the payment of such awards conditioned on the KERP participants’ continued employment with the Company. The KEIP/KERP Motion was approved by the Bankruptcy Court on June 13, 2018.

Debtor-In-Possession Facility

See Note – 5 Debt for further discussion of the DIP Facility, which provides up to $135.0 million in senior secured super-priority financing under a $75.0 million DIP ABL Loan and a $60.0 million DIP Term Loan.

Marketing Process

On June 22, 2018, the Bankruptcy Court entered an order requiring the Debtors to solicit bids with respect to a sale or disposition by the Debtors of the Company’s assets or an investment and/or sponsorship of a Chapter 11 plan of reorganization or liquidation. Additionally, the Bankruptcy Court established certain procedures (the “Bid Procedures”) regarding the submission of certain bids (each, a “Qualified Bid” as defined in the Bid Procedures) with respect to some, all, or substantially all of the Company’s assets or an investment in, and/or sponsorship of, a Chapter 11 plan of reorganization or liquidation. The deadline for the submission of Qualified Bids was August 31, 2018. The Debtors, in consultation with the Creditors’ Committee, have determined that the Debtors have not received any Qualified Bids.

Financial Reporting in Reorganization

Effective on March 19, 2018, the Company began to apply ASC, No. 852, “Reorganizations,” which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of non-Debtor entities, pre-petition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Company has classified the entire amount of the claim as a LSTC.

Liabilities Subject to Compromise

As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Commencement Date liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, and certain vendors.

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

Liabilities Subject to Compromise as of August 4, 2018 included the following components (in thousands):

August 4, 2018
Debt (1)	$1,806,363
Accrued interest on debt subject to compromise	73,054
Accounts payable, accrued expense and other liabilities	25,798

Total liabilities subject to compromise	$1,905,215

(1)	See Note 5 – Debt for details of pre-petition debt reported as liabilities subject to compromise.

Reorganization Items, Net

Reorganization items, net represent amounts incurred after the Commencement Date as a direct result of the Bankruptcy and are comprised of the following for the three and six months ended August 4, 2018 (in thousands):

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018
Professional fees	$22,744	$33,697
Rejection of leases and other	7,277	7,277
Debtor-in-possession financing costs	432	4,470
Write-off of pre-petition debt issuance costs, debt premium, and adjustment in carrying value	—	(4,982)

Total reorganization items, net	$30,453	$40,462

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. In July 2018, the FASB issued ASU 2018-11 which provided additional transition methods. The Company is currently quantifying the amount of lease assets and lease liabilities that it will recognize on its balance sheet. The Company’s review of the requirements of Topic 842 is ongoing, and believes that the impact on its balance sheet, while not currently calculated, will be significant.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard was effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted ASU 2014-09 as of the first day of Fiscal 2018 using the modified retrospective method. There were no changes to the consolidated financial position, results of operations, or cash flows as a result of the adoption and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance. The Company has included additional disclosures in Note 11 – Segment Information showing disaggregation by revenue channel.

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

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue from company-operated stores is recognized as the customer takes possession of the merchandise. Revenue from concessions is recognized as the customer takes possession of the merchandise. Revenue from e-commerce is recognized when merchandise is shipped to the customer. Revenue from franchisees is recognized when merchandise is shipped from the Company to the franchisee. The Company accounts for the merchandise it sells to third parties under franchising and licensing agreements within “Net Sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Shipping fees billed to customers are recorded as revenue, and shipping costs are recognized within cost of sales in the same period the related revenue is recognized.

Upon purchase of a gift card or gift certificate, a liability is established for the cash value. The liability is included in “Accrued expenses and other current liabilities.” Revenue from gift card and gift certificate sales is recognized at the time of redemption. Unredeemed gift card and gift certificate breakage income is recorded as a reduction of “Selling, general and administrative” expenses. The Company records breakage income when the probability of redemption, based upon historical redemption patterns, is remote as there is currently no basis for estimating breakage income.

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term debt, current liabilities and long-term debt. Cash and cash equivalents, accounts receivable, short-term debt, and current liabilities approximate fair market value due to the relatively short maturity of these financial instruments.

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. The Company’s cash equivalent instruments are valued using quoted market prices and are primarily U.S. Treasury securities. The revolving credit facilities approximate fair value due to the variable component of the interest rate. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.12 billion as of August 4, 2018, compared to a carrying value of $2.10 billion at that date. Excluding unamortized debt issuance costs, the estimated fair value of the Company’s long-term debt (including current portion) was approximately $1.28 billion as of February 3, 2018, compared to a carrying value of $2.12 billion at that date. For publicly-traded debt, the fair value (estimated market value) is based on quoted market prices in less active markets. For non-publicly traded debt, fair value is estimated based on quoted prices for similar instruments. If measured at fair value in the financial statements, long-term debt excluding term loans would be classified as Level 2 in the fair value hierarchy, while term loans would be classified as Level 3 in the fair value hierarchy.

5. Debt

Debt as of August 4, 2018 and February 3, 2018 included the following components (in thousands):

	August 4, 2018	February 3, 2018
Short-term borrowings:
Debtor-in-possession facility	$60,000	$—
Current portion of long-term debt:
Claire’s Gibraltar Intermediate secured term loan due 2019	$51,500	$51,500
Claire’s Gibraltar unsecured term loan due 2019	34,000	—
9.0% Senior secured first lien notes due 2019	—	1,125,000
8.875% Senior secured second lien notes due 2019	—	222,300
6.125% Senior secured first lien notes due 2020	—	210,000
7.75% Senior notes due 2020	—	216,742
9.0% Claire’s Stores term loan due 2021	—	31,804
U.S. asset based lending credit facility due 2019	—	31,000
Unamortized premium (1)	—	3,642
Adjustment to carrying value (1)	—	12,483
Unamortized debt issuance cost (1)	(768)	(10,432)

Total current portion of long-term debt, net (1)	$84,732	$1,894,039

	August 4, 2018	February 3, 2018
Debt subject to compromise:
9.0% Senior secured first lien notes due 2019	$1,125,000	$—
8.875% Senior secured second lien notes due 2019	222,300	—
6.125% Senior secured first lien notes due 2020	210,000	—
7.75% Senior notes due 2020	216,742	—
9.0% Claire’s Stores term loan due 2021	32,321	—

Total debt subject to compromise	$1,806,363	$—

Long-term debt:
Claire’s Gibraltar unsecured term loan due 2019	$—	$40,000
11.0% CLSIP term loan due 2021 (2)	107,926	103,356
9.0% Claire’s Gibraltar term loans due 2021	48,477	47,701
Adjustment to carrying value	52,444	59,298

Total long-term debt, net	$208,847	$250,355

Obligation under capital lease (including current portion)	$16,188	$16,388

(1)

LSTC must be reported at the amounts expected to be allowed by the Bankruptcy Court. The carrying value of the debt will be adjusted as claims are approved. As of August 4, 2018, the Company wrote off $5.0 million of debt issuance costs, debt premium, and the adjustment to carrying value to present the debt at the outstanding face value. The write-offs are included within reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. See Note 2 – Bankruptcy Filing for additional details.

(2)	See CLSIP Forbearance Agreement below for discussion of increased interest rate.

Debtor-In-Possession Facility

On March 22, 2018, the Company, pursuant to a commitment letter dated as of March 11, 2018 and previously disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2018, and in connection with the Chapter 11 Cases and as a debtor in possession pursuant to the Bankruptcy Code, entered into a Credit Agreement (the “DIP Credit Agreement”) among the Company, Claire’s Inc., a Delaware corporation (“Parent”), certain of the Company’s subsidiaries (as described below), the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent and collateral agent for the Lenders (in such capacities, the “Administrative Agent”), pursuant to which, among other things, the Lenders have provided (i) a senior secured superpriority non-amortizing asset-based revolving facility in an aggregate principal amount of $75,000,000 (the “DIP ABL Loan”), with up to $10,000,000 of such DIP ABL Loan available for the issuance of standby letters of credit and (ii) a superpriority senior secured last-out term facility in an aggregate principal amount of $60,000,000 (the “DIP Term Loan” and together with the DIP ABL Loan, the “DIP Facility”). The DIP Facility is guaranteed on a joint and several basis by Parent, and certain of the Company’s subsidiaries, including BMS Distributing Corp., a Delaware corporation, CBI Distributing Corp., a Delaware corporation, Claire’s Boutiques, Inc., a Colorado corporation, Claire’s Canada Corp., a Delaware corporation, Claire’s Puerto Rico Corp., a Delaware corporation and CSI Canada LLC, a Delaware limited liability company.

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

As of August 4, 2018, the Company had $65.6 million of availability under the DIP ABL Loan, net of applicable reserves.

Contractual interest on debt subject to compromise

Effective as of the Commencement Date, the Company ceased recording interest expense on outstanding pre-petition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as LSTC. For the quarter ended August 4, 2018, contractual interest expense of $58.5 million related to LSTC has not been recorded in the financial statements.

ABL Credit Facility

In March 2018, the Company paid an aggregate amount of $71.0 million and, in addition, the related accrued interest associated with the extinguishment of the ABL Credit Facility.

CLSIP Forbearance Agreement

CLSIP Holdings, CLSIP, Wilmington Trust, N.A., as Administrative Agent and Collateral Agent under the CLSIP Term Loan Agreement, and certain of the lenders constituting Required Lenders (as that term is defined by the CLSIP Term Loan Agreement) under the CLSIP Term Loan entered into a forbearance agreement dated as of April 19, 2018 (the “CLSIP Forbearance”) providing that, among other things, such lenders will forbear from causing the CLSIP Term Loan to become immediately due and payable and from exercising remedies arising from such event of default or other events of default that may arise on account of the commencement of the Chapter 11 Cases and/or any other transaction and/or agreement contemplated by the Restructuring Support Agreement. The CLSIP Forbearance also increased the interest rate of the CLSIP Term Loan to bear 11.0% per annum. As a result of the CLSIP Forbearance, the CLSIP Term Loan is classified as long-term debt.

Debt Covenants

The Company’s debt agreements contain certain covenants that, among other things, subject to certain exceptions and other basket amounts, restrict its ability and the ability of its subsidiaries to:

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

Europe Bank Credit Facilities

The Company’s non-U.S. subsidiaries have bank credit facilities totaling approximately $1.9 million. The facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in the respective country of operation. As of August 4, 2018, there was a reduction of $1.7 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

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

7. Accumulated Other Comprehensive Loss

The following summary sets forth the components of accumulated other comprehensive loss, net of tax as follows (in thousands, net of tax):

Total (1)
Balance as of February 3, 2018	$(25,302)
Other comprehensive loss	(15,062)

Balance as of August 4, 2018	$(40,364)

(1)	Represents foreign currency items and $5.7 million of other income associated with expired derivative instruments.

8. Stock Options and Stock-Based Compensation

The following is a summary of activity in the Company’s stock option plan for the six months ended August 4, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of February 3, 2018	3,224,326	$5.18
Options granted	—
Options exercised	—
Options forfeited	(17,511)	$2.83
Options expired	(154,887)	$9.48

Outstanding as of August 4, 2018	3,051,928	$4.98	3.6

Options vested and expected to vest as of August 4, 2018	2,938,253	$5.10	3.5

Exercisable as of August 4, 2018	1,892,324	$6.09	3.1

There were no options granted during the six months ended August 4, 2018. The weighted average grant date fair value of options granted during the six months ended July 29, 2017 was $0.39.

Stock-based compensation benefit is recorded in “Selling, general and administrative” expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

9. Income Taxes

The effective income tax rate was 287.8% and (13.6)% for the three and six months ended August 4, 2018. This effective income tax rate differed from the statutory federal income tax rate of 21.0% primarily due to foreign losses with no associated income tax benefit and changes in valuation allowances.

The effective income tax rate was (100.4)% and (8.4)% for the three and six months ended July 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35.0% primarily due to foreign tax rate differentials as compared to the U.S. statutory rate, changes in the valuation allowance and the correction of an immaterial error in the three months ended July 29, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act instituted fundamental changes to the US tax system. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, Management calculated their best estimate of the impact of the Tax Act in the 2017 year-end income tax provision in accordance with their understanding of the Tax Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the Tax Act remain open during the measurement period to include other indirect correlative impacts of the Tax Act, the Company’s position with regards to the one-time mandatory transition tax and the state tax impacts of the Tax Act. As of the close of the second quarter, the Company continues to analyze the Tax Act in its entirety and refine its calculations, which could potentially impact the measurement of recorded tax balances. Any subsequent adjustment to the tax balances resulting from the analysis of the Tax Act, will be recorded to income tax expense in the fiscal quarter of 2018 when the analysis is completed.

10. Related Party Transactions

Indebtedness

As of August 4, 2018 and February 3, 2018, Parent and affiliates held $68.6 million and $65.6 million of the Company’s indebtedness and the Company had no accrued interest payable associated with the indebtedness. For the three and six months ended August 4, 2018 and July 29, 2017, the Company recognized no interest expense related to the indebtedness held by Parent and affiliates as a result of the 2016 debt exchange whereby all future interest to be paid through maturity date was recorded at the time of the exchange.

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

In addition, on June 6, 2017, the Company and Cowen entered into a letter agreement (the “Cowen Management Agreement”) pursuant to which Cowen agreed to provide the Company with certain financial advisory and investment banking services on a month-to-month basis. In return for such services, the Company agreed to pay Cowen a monthly cash fee of $32,000, payable at the beginning of each month, and in addition, to reimburse Cowen for all reasonable out-of-pocket expenses. The Company also agreed to provide Cowen (and its affiliates) with customary indemnification. Both Cowen and the Company had the right to terminate the Cowen Management Agreement at any time during its term on 30 days prior written notice. While in effect, the terms of the Cowen Management Agreement were to govern in the event of any conflict between the Cowen Management Agreement and the terms of the Management Services Agreement referred to above. On September 1, 2017, the Company elected to terminate the Cowen Management Agreement effective as of September 30, 2017.

11. Segment Information

The Company is organized based on the geographic markets in which it operates. Under this structure, the Company currently has two reportable segments: North America and Europe. The Company accounts for the goods it sells to third parties under franchising and licensing agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within its North America segment. The franchise fees the Company charges under the franchising agreements are reported in “Other income, net” in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within its Europe segment. Substantially all of the interest expense on the Company’s outstanding debt and all of Reorganization Items, net is recorded in the Company’s North America segment.

Net sales, depreciation and amortization and operating income for the three and six months ended August 4, 2018 and July 29, 2017 are as follows (in thousands):

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Net sales:
North America	$199,454	$196,033	$406,388	$391,993
Europe	114,994	120,604	219,066	224,265

Total net sales	314,448	316,637	625,454	616,258

Depreciation and amortization:
North America	9,623	7,028	18,276	14,130
Europe	4,086	3,862	8,627	7,963

Total depreciation and amortization	13,709	10,890	26,903	22,093

Operating income for reportable segments:
North America	28,511	16,306	55,139	42,016
Europe	9,394	17,255	3,155	20,364

Total operating income for reportable segments	37,905	33,561	58,294	62,380
Severance and transaction-related costs	629	389	1,005	532

Consolidated operating income	37,276	33,172	57,289	61,848
Reorganization items, net	30,453	—	40,462	—
Interest expense, net	5,072	43,394	29,961	86,974

Consolidated income (loss) before income tax expense	$1,751	$(10,222)	$(13,134)	$(25,126)

Excluded from operating income for the North America segment are severance and transaction-related costs of approximately $0.3 million and $0.3 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $0.4 million and $0.3 million for the six months ended August 4, 2018 and July 29, 2017, respectively.

Excluded from operating income for the Europe segment are severance and transaction-related costs of approximately $0.3 million and $0.1 million for the three months ended August 4, 2018 and July 29, 2017, respectively and $0.6 million and $0.2 million for the six months ended August 4, 2018 and July 29, 2017, respectively.

Net sales by channel type and by segment for the three and six months ended August 4, 2018 are as follows (in thousands):

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018
North America:
Company-operated net sales	$186,518	$376,453
Other net sales	12,936	29,935

Total net sales	199,454	406,388

Europe:
Company-operated net sales	108,419	205,089
Other net sales	6,575	13,977

Total net sales	114,994	219,066

Consolidated:
Company-operated net sales	294,937	581,542
Other net sales	19,511	43,912

Total net sales	$314,448	$625,454

12. Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the unaudited condensed combined financial statements of the Debtors. As of and for the three and six months ended August 4, 2018, the results of the Company’s subsidiaries that are not part of the Chapter 11 Cases, are not included in these condensed combined financial statements.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the subsidiaries that are not part of the Chapter 11 Cases have not been eliminated in the Debtors’ financial statements.

Debtors Unaudited Condensed Combined Balance Sheet

August 4, 2018

(in thousands)

ASSETS
Current assets:
Cash	$27,825
Inventories	88,422
Prepaid expenses	20,935
Other current assets	13,400

Total current assets	150,582

Property and equipment:
Furniture, fixtures and equipment	128,307
Leasehold improvements	167,133

295,440
Accumulated depreciation and amortization	(240,023)

55,417

Leased property under capital lease:
Land and building	18,055
Accumulated depreciation and amortization	(7,667)

10,388

Investment in non-filing entities	409,863
Goodwill	987,517
Intangible assets, net	188,223
Other assets	14,169

1,599,772

Total assets	$1,816,159

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Debtor-in-possession term loan	$60,000
Trade accounts payable	18,549
Income taxes payable	7,849
Accrued interest payable	140
Accrued expenses and other current liabilities	61,907

Total current liabilities	148,445

Intercompany payables	174,547
Obligation under capital lease	15,718
Deferred tax liability	24,795
Deferred rent expense	20,692
Other long-term liabilities	8,646

244,398

Liabilities subject to compromise	1,905,215
Stockholder’s deficit:
Common stock	—
Additional paid in capital	630,794
Accumulated other comprehensive loss, net of tax	(40,364)
Accumulated deficit	(1,072,329)

(481,899)

Total liabilities and stockholder’s deficit	$1,816,159

Debtors Unaudited Condensed Combined Statement of Operations and Comprehensive Income

(in thousands)

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018
Net sales	$184,157	$376,611
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	89,654	179,919

Gross profit	94,503	196,692

Other expenses:
Selling, general and administrative	62,921	136,553
Depreciation and amortization	9,202	17,389
Severance and transaction-related costs	264	348
Other income	(4,351)	(10,764)

	68,036	143,526

Operating income	26,467	53,166
Reorganization items, net	30,453	40,462
Interest expense, net	1,940	21,472

Loss before income taxes	(5,926)	(8,768)
Income tax expense	2,945	7,872

Loss from continuing operations	(8,871)	(16,640)
Equity in earnings of subsidiaries	24,836	51,928
Equity in earnings of non-filing entities	5,977	5,004

Net income	21,942	40,292
Foreign currency translation adjustments	(1,207)	(4,168)
Net loss on intra-entity foreign currency transactions, net of tax	(5,214)	(12,522)

Other comprehensive loss	(6,421)	(16,690)

Comprehensive income	$15,521	$23,602

Debtors Unaudited Condensed Combined Statement of Cash Flows

Six Months Ended August 4, 2018

(in thousands)

Cash flows from operating activities:
Net income	$40,292
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(51,928)
Equity in earnings of non-filing entities	(5,004)
Depreciation and amortization	17,389
Reorganization items, net	40,462
Amortization of debt issuance costs	898
Accretion of debt premium	(360)
Net accretion of unfavorable lease obligations	7
Loss on sale/retirement of property and equipment, net	44
Stock-based compensation expense	70
(Increase) decrease in:
Inventories	(11,953)
Prepaid expenses	(4,557)
Other assets	(6,947)
Increase (decrease) in:
Trade accounts payable	(8,076)
Income taxes payable	7,340
Accrued interest payable	17,386
Accrued expenses and other liabilities	(5,802)
Deferred income taxes	(2,586)
Deferred rent expense	(2,142)

Net cash provided by operating activities	24,533

Cash flows from investing activities:
Acquisition of property and equipment	(6,553)
Acquisition of intangible assets/lease rights	(20)

Net cash used in investing activities	(6,573)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000
Repayments under debtor-in-possession credit facility	(57,000)
Proceeds from debtor-in-possession term loans	60,000
Debt issuance costs related to debtor-in-possession financing	(4,470)
Proceeds from revolving credit facilities	43,000
Payments on revolving credit facilities	(74,000)
Payments of unamortized interest related to long-term debt	(925)
Principal payments on capital lease	(200)
Intercompany activity, net	(18,680)

Net cash provided by financing activities	4,725

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,207)

Net increase in cash and cash equivalents	20,478
Cash and cash equivalents, at beginning of period	7,347

Cash and cash equivalents, at end of period	27,825

13. Supplemental Financial Information

On March 4, 2011, Claire’s Stores, Inc. (referred to in this Note 13 as the “Issuer”), issued the Second Lien Notes. On February 28, 2012, March 12, 2012 and September 20, 2012, the Issuer issued the 9.0% Senior Secured First Lien Notes. On March 15, 2013, the Issuer issued the 6.125% Senior Secured First Lien Notes and on May 14, 2013, the Issuer issued the Unsecured Notes. The Second Lien Notes are irrevocably and unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. that guarantee the Company’s ABL Credit Facility and U.S. Credit Facility. The First Lien Notes are unconditionally guaranteed, jointly and severally, by all wholly-owned domestic current and future subsidiaries of Claire’s Stores, Inc. (subject to certain exceptions, including CLSIP LLC and CLSIP Holdings LLC). As of August 4, 2018, Claire’s Stores, Inc. owned 100% of its domestic subsidiaries that guarantee the Notes. All guarantors are collectively referred to as the “Guarantors.” The Company’s other subsidiaries, principally its international subsidiaries including its European, Canadian and Asian subsidiaries (the “Non-Guarantors”), are not guarantors of these Notes.

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

Unaudited Condensed Consolidating Balance Sheet

August 4, 2018

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$23,551	$10,774	$35,120	$—	$69,445
Inventories	—	88,422	59,909	—	148,331
Prepaid expenses	8,300	12,635	15,954	—	36,889
Other current assets	418	12,982	8,337	—	21,737

Total current assets	32,269	124,813	119,320	—	276,402

Property and equipment:
Furniture, fixtures and equipment	3,239	125,068	79,981	—	208,288
Leasehold improvements	1,315	165,818	111,971	—	279,104

	4,554	290,886	191,952	—	487,392
Accumulated depreciation and amortization	(3,834)	(236,189)	(147,608)	—	(387,631)

	720	54,697	44,344	—	99,761

Leased property under capital lease:
Land and building	—	18,055	—	—	18,055
Accumulated depreciation and amortization	—	(7,667)	—	—	(7,667)

	—	10,388	—	—	10,388

Intercompany receivables	—	368,135	105,026	(473,161)	—
Investment in subsidiaries	1,729,045	(40,870)	—	(1,688,175)	—
Goodwill	—	987,517	145,058	—	1,132,575
Intangible assets, net	188,100	149,657	197,022	(84,634)	450,145
Other assets	8,000	6,169	46,938	—	61,107

	1,925,145	1,470,608	494,044	(2,245,970)	1,643,827

Total assets	$1,958,134	$1,660,506	$657,708	$(2,245,970)	$2,030,378

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net	$—	$—	$84,732	$—	$84,732
Debtor-in-possession term loan	60,000	—	—	—	60,000
Trade accounts payable	2,323	16,226	36,723	—	55,272
Income taxes payable	—	7,849	6,247	—	14,096
Accrued interest payable	140	395	548	—	1,083
Accrued expenses and other current liabilities	27,113	34,794	39,309	—	101,216

Total current liabilities	89,576	59,264	167,559	—	316,399

Intercompany payables	473,161	—	—	(473,161)	—
Long-term debt, net	—	143,810	65,037	—	208,847
Revolving credit facility, net	—	—	—	—	—
Obligation under capital lease	—	15,718	—	—	15,718
Deferred tax liability	—	24,795	4,384	—	29,179
Deferred rent expense	—	20,692	10,865	—	31,557
Other long-term liabilities	—	8,646	—	—	8,646

	473,161	213,661	80,286	(473,161)	293,947

Liabilities subject to compromise	1,880,580	24,635	—	—	1,905,215
Stockholder’s equity (deficit):
Common stock	—	367	2	(369)	—
Additional paid in capital	630,794	1,520,543	766,993	(2,287,536)	630,794
Accumulated other comprehensive income (loss), net of tax	(40,364)	(4,784)	(36,187)	40,971	(40,364)
Accumulated deficit	(1,075,613)	(153,180)	(320,945)	474,125	(1,075,613)

	(485,183)	1,362,946	409,863	(1,772,809)	(485,183)

Total liabilities and stockholder’s equity (deficit)	$1,958,134	$1,660,506	$657,708	$(2,245,970)	$2,030,378

Unaudited Condensed Consolidating Balance Sheet

February 3, 2018

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

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended August 4, 2018

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$184,157	$130,291	$—	$314,448
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	2,828	86,826	65,069	—	154,723

Gross profit (deficit)	(2,828)	97,331	65,222	—	159,725

Other expenses:
Selling, general and administrative	5,536	57,385	48,538	—	111,459
Depreciation and amortization	96	9,106	4,507	—	13,709
Severance and transaction-related costs	209	55	365	—	629
Other (income) expense	(1,541)	(2,810)	1,003	—	(3,348)

	4,300	63,736	54,413	—	122,449

Operating income (loss)	(7,128)	33,595	10,809	—	37,276
Reorganization items, net	24,832	5,621	—	—	30,453
Interest expense, net	1,406	929	2,737	—	5,072

Income (loss) before income taxes	(33,366)	27,045	8,072	—	1,751
Income tax expense	—	2,945	2,095	—	5,040

Income (loss) from continuing operations	(33,366)	24,100	5,977	—	(3,289)
Equity in earnings (loss) of subsidiaries	30,077	736	—	(30,813)	—

Net income (loss)	(3,289)	24,836	5,977	(30,813)	(3,289)
Foreign currency translation adjustments	(1,067)	(140)	(520)	660	(1,067)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(4,952)	(262)	(4,952)	5,214	(4,952)

Other comprehensive income (loss)	(6,019)	(402)	(5,472)	5,874	(6,019)

Comprehensive income (loss)	$(9,308)	$24,434	$505	$(24,939)	$(9,308)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Three Months Ended July 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$180,868	$135,769	$—	$316,637
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	3,017	89,864	68,702	—	161,583

Gross (deficit) profit	(3,017)	91,004	67,067	—	155,054

Other expenses:
Selling, general and administrative	5,967	58,717	48,090	—	112,774
Depreciation and amortization	181	6,379	4,330	—	10,890
Severance and transaction-related costs	234	16	139	—	389
Other income, net	(918)	(112)	(1,141)	—	(2,171)

	5,464	65,000	51,418	—	121,882

Operating (loss) income	(8,481)	26,004	15,649	—	33,172
Interest expense, net	40,071	535	2,788	—	43,394

(Loss) income before income taxes	(48,552)	25,469	12,861	—	(10,222)
Income tax expense	—	121	10,145	—	10,266

(Loss) income from continuing operations	(48,552)	25,348	2,716	—	(20,488)
Equity in earnings (loss) of subsidiaries	28,064	(2,203)	—	(25,861)	—

Net (loss) income	(20,488)	23,145	2,716	(25,861)	(20,488)
Foreign currency translation adjustments	4,523	1,080	(196)	(884)	4,523
Net gain (loss) on intra-entity foreign currency transactions, net of tax	7,593	2,199	7,588	(9,787)	7,593

Other comprehensive income (loss)	12,116	3,279	7,392	(10,671)	12,116

Comprehensive (loss) income	$(8,372)	$26,424	$10,108	$(36,532)	$(8,372)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Loss

For The Six Months Ended August 4, 2018

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$376,611	$248,843	$—	$625,454
Cost of sales, occupancy and buying expenses (exclusive of depreciation and amortization shown separately below)	6,642	173,277	130,452	—	310,371

Gross profit (deficit)	(6,642)	203,334	118,391	—	315,083

Other expenses:
Selling, general and administrative	20,936	115,617	100,687	—	237,240
Depreciation and amortization	194	17,195	9,514	—	26,903
Severance and transaction-related costs	209	139	657	—	1,005
Other (income) expense	(12,321)	1,557	3,410	—	(7,354)

	9,018	134,508	114,268	—	257,794

Operating income (loss)	(15,660)	68,826	4,123	—	57,289
Reorganization items, net	34,841	5,621	—	—	40,462
Interest expense, net	20,430	4,326	5,205	—	29,961

Income (loss) before income taxes	(70,931)	58,879	(1,082)	—	(13,134)
Income tax benefit	—	7,872	(6,086)	—	1,786

Income (loss) from continuing operations	(70,931)	51,007	5,004	—	(14,920)
Equity in earnings (loss) of subsidiaries	56,011	921	—	(56,932)	—

Net income (loss)	(14,920)	51,928	5,004	(56,932)	(14,920)
Foreign currency translation adjustments	(3,602)	(566)	(1,404)	1,970	(3,602)
Net gain (loss) on intra-entity foreign currency transactions, net of tax	(11,460)	(1,062)	(11,457)	12,519	(11,460)

Other comprehensive income (loss)	(15,062)	(1,628)	(12,861)	14,489	(15,062)

Comprehensive income (loss)	$(29,982)	$50,300	$(7,857)	$(42,443)	$(29,982)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Loss

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

Unaudited Condensed Consolidating Statement of Cash Flows

Six Months Ended August 4, 2018

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,920)	$51,928	$5,004	$(56,932)	$(14,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(56,011)	(921)	—	56,932	—
Depreciation and amortization	194	17,195	9,514	—	26,903
Reorganization items, net	34,841	5,621	—	—	40,462
Amortization of lease rights and other assets	—	—	2,517	—	2,517
Amortization of debt issuance costs	898	—	715	—	1,613
Accretion of debt premium	(360)	—	—	—	(360)
Non-cash pay-in-kind interest expense	—	2,889	—	—	2,889
Net accretion of unfavorable lease obligations	—	7	2	—	9
Loss on sale/retirement of property and equipment, net	—	44	2	—	46
Stock-based compensation expense	70	—	5	—	75
(Increase) decrease in:
Inventories	—	(11,953)	(5,992)	—	(17,945)
Prepaid expenses	(5,662)	1,105	(2,573)	—	(7,130)
Other assets	(5,998)	(949)	486	—	(6,461)
Increase (decrease) in:
Trade accounts payable	(19,578)	11,502	954	—	(7,122)
Income taxes payable	—	7,340	4,909	—	12,249
Accrued interest payable	17,386	395	174	—	17,955
Accrued expenses and other liabilities	(7,648)	1,846	(326)	—	(6,128)
Deferred income taxes	—	(2,586)	(12,701)	—	(15,287)
Deferred rent expense	—	(2,142)	(318)	—	(2,460)

Net cash provided by (used in) operating activities	(56,788)	81,321	2,372	—	26,905

Cash flows from investing activities:
Acquisition of property and equipment	(164)	(6,389)	(2,474)	—	(9,027)
Acquisition of intangible assets/lease rights	—	(20)	(80)	—	(100)

Net cash used in investing activities	(164)	(6,409)	(2,544)	—	(9,127)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit facility	57,000	—	—	—	57,000
Repayments under debtor-in-possession credit facility	(57,000)	—	—	—	(57,000)
Proceeds from debtor-in-possession term loans	60,000	—	—	—	60,000
Debt issuance costs related to debtor-in-possession financing	(4,470)	—	—	—	(4,470)
Proceeds from revolving credit facilities	43,000	—	—	—	43,000
Payments on revolving credit facilities	(74,000)	—	—	—	(74,000)
Payment on current portion of long-term debt	—	—	(6,000)	—	(6,000)
Payments of unamortized interest related to long-term debt	(925)	(3,008)	(1,388)	—	(5,321)
Payment of debt issuance costs	—	—	(2)	—	(2)
Principal payments on capital lease	—	(200)	—	—	(200)
Intercompany activity, net	52,695	(68,367)	15,672	—	—

Net cash provided by (used in) financing activities	76,300	(71,575)	8,282	—	13,007

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(2,207)	(1,579)	—	(3,786)

Net increase (decrease) in cash and cash equivalents	19,348	1,130	6,521	—	26,999
Cash and cash equivalents, at beginning of period	4,203	9,644	28,599	—	42,446

Cash and cash equivalents, at end of period	23,551	10,774	35,120	—	69,445

Unaudited Condensed Consolidating Statement of Cash Flows

Six Months Ended July 29, 2017

(in thousands)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,246)	$56,124	$10,464	$(66,588)	$(27,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (equity) in earnings of subsidiaries	(68,745)	2,157	—	66,588	—
Depreciation and amortization	372	12,705	9,016	—	22,093
Amortization of lease rights and other assets	—	—	1,862	—	1,862
Amortization of debt issuance costs	3,781	—	531	—	4,312
Accretion of debt premium	(1,457)	—	—	—	(1,457)
Non-cash pay-in-kind interest expense	—	—	750	—	750
Net accretion of unfavorable lease obligations	—	(56)	1	—	(55)
Loss on sale/retirement of property and equipment, net	—	126	2	—	128
Stock-based compensation expense	139	—	17	—	156
(Increase) decrease in:
Inventories	—	(12,077)	(10,006)	—	(22,083)
Prepaid expenses	(675)	(84)	(1,167)	—	(1,926)
Other assets	(268)	(23)	216	—	(75)
Increase (decrease) in:
Trade accounts payable	(912)	2,811	(2,608)	—	(709)
Income taxes payable	—	(967)	688	—	(279)
Accrued interest payable	73	—	(228)	—	(155)
Accrued expenses and other liabilities	(2,683)	(365)	(3,946)	—	(6,994)
Deferred income taxes	—	—	(359)	—	(359)
Deferred rent expense	—	(712)	(484)	—	(1,196)

Net cash provided by (used in) operating activities	(97,621)	59,639	4,749	—	(33,233)

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,111)	(2,990)	—	(8,101)
Acquisition of intangible assets/lease rights	—	(38)	—	—	(38)

Net cash used in investing activities	—	(5,149)	(2,990)	—	(8,139)

Cash flows from financing activities:
Proceeds from revolving credit facilities	81,000	—	—	—	81,000
Payments on revolving credit facilities	(41,200)	—	—	—	(41,200)
Payment on current portion of long-term debt	(18,420)	—	—	—	(18,420)
Payments of unamortized interest related to long-term debt	(743)	(2,415)	(1,114)	—	(4,272)
Payment of debt issuance costs	—	—	(386)	—	(386)
Principal payments on capital lease	—	(156)	—	—	(156)
Intercompany activity, net	79,605	(53,034)	(26,571)	—	—

Net cash provided by (used in) financing activities	100,242	(55,605)	(28,071)	—	16,566

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2,928	(2,725)	—	203

Net increase (decrease) in cash and cash equivalents	2,621	1,813	(29,037)	—	(24,603)
Cash and cash equivalents, at beginning of period	3,038	3,005	49,749	—	55,792

Cash and cash equivalents, at end of period	$5,659	$4,818	$20,712	$—	$31,189

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We include a store in the calculation of same store sales once it has been in operation sixty weeks after its initial opening and we include sales from e-commerce. A store which is temporarily closed, such as for remodeling, is removed from the same store sales computation if it is closed for one week or more. The removal is effective prospectively upon the completion of the first fiscal week of closure. A store which is closed permanently, such as upon termination of the lease, is immediately removed from the same store sales computation. We compute same store sales on a local currency basis, which eliminates any impact for changes in foreign currency rates. Our calculation of same store sales may not be comparable to other retailers.

Voluntary Reorganization under Chapter 11

On March 19, 2018 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced chapter 11 cases (the “Chapter 11 Cases”) by filing voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Claire’s Stores, Inc., et al., Case No. 18-10584 (MFW). Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/claires/.

We are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we commenced the Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate our cash management system in the ordinary course, and pay the pre-petition claims of certain of our vendors. For goods and services provided following the Commencement Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions, under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, although the filing of the commencement of the Chapter 11 Cases triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Debtors’ Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Debtors’ emergence from Chapter 11.

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

See Note 2 – Bankruptcy Filing for further information regarding the Chapter 11 Cases.

Ability to Continue as a Going Concern

The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Unaudited Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 Cases. We have significant indebtedness. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition including operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 Cases, raise substantial doubt as to the Company’s ability to continue as a going concern.

Results of Consolidated Operations

Management Overview

We are one of the world’s leading specialty retailers of fashionable jewelry and accessories for young women, teens, tweens, and kids. Our vision is to be the emporium of choice for all girls (in age or attitude) across the world. We deliver this by offering a range of innovative, fun and affordable products and services that cater to all of her activities, as she grows up, whenever and wherever. Our broad and dynamic selection of merchandise is unique. We are organized into two operating segments: North America and Europe. We identify our operating segments by how we manage and evaluate our business activities. We operate our stores under two brand names: Claire’s® and Icing®. As of August 4, 2018, we operated a total of 2,471 company-operated stores of which 1,466 were located in all 50 states of the United States, Puerto Rico, Canada and the U.S. Virgin Islands (North America segment) and 1,005 stores were located in the United Kingdom, Switzerland, Austria, Germany, France, Ireland, Spain, Portugal, Netherlands, Belgium, Poland, Czech Republic, Hungary, Italy and Luxembourg (Europe segment).

As of August 4, 2018, we also had a total of 6,631 concession stores, of which 6,190 were located in the United States and Canada (North America segment) and 441 stores were located in the United Kingdom, France, Spain, Austria, Germany, Italy, Portugal, Switzerland, Hungary and Poland (Europe segment).

As of August 4, 2018, we also franchised 687 stores in Japan, the Middle East, Greece, Guatemala, Malta, India, Dominican Republic, El Salvador, Panama, Costa Rica, Romania, Martinique, Pakistan, Thailand, Southern Africa, Russia, Ecuador, Curacao, Chile and Paraguay. We account for the goods we sell to third parties under franchising agreements within “Net sales” and “Cost of sales, occupancy and buying expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The franchise fees we charge under the franchising agreements are reported in “Other income, net” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Financial activity for the three and six months ended August 4, 2018 includes the following:

•	Net sales decrease of 0.7% and increase of 1.5%; respectively;

•	Same store sales percentages;

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018
Consolidated	0.1%	(0.2)%
North America	4.4%	4.9%
Europe	(6.3)%	(8.1)%

•	Gross profit percentage increase of 180 basis points and 130 basis points, respectively; and

•	Operating income margin of 11.9% and 10.5%, respectively; excluding $8.6 million of non-recurring pre-Chapter 11 consulting expense.

Operational activity for the three and six months ended August 4, 2018 includes the following:

Store Activity Openings (Closings):	Three Months Ended August 4, 2018		Six Months Ended August 4, 2018
	Opened	Closed(1)	Opened	Closed(1)
Company-operated	2	(65)	2	(125)
Concession	1,746	(345)	6,119	(458)
Franchise	3	(30)	18	(53)

Total	1,751	(440)	6,139	(636)

(1)	Due to underperformance or lease renewal terms of company-operated stores that did not meet our criteria and the cessation of business with certain concession and franchise partners.

A summary of our consolidated results of operations for the three and six months ended August 4, 2018 and July 29, 2017 are as follows (dollars in thousands):

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017
Net sales	$314,448	$316,637
Increase in same store sales	0.1%	2.8%
Gross profit percentage	50.8%	49.0%
Selling, general and administrative expenses as a percentage of net sales	35.4%	35.6%
Depreciation and amortization as a percentage of net sales	4.4%	3.4%
Operating income	$37,276	$33,172
Net loss	$(3,289)	$(20,488)
Number of company-operated stores at the end of the period	2,471	2,660
Number of concession stores at the end of the period	6,631	860

	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Net sales	$625,454	$616,258
(Decrease) increase in same store sales	(0.2)%	3.6%
Gross profit percentage	50.4%	49.1%
Selling, general and administrative expenses as a percentage of net sales (1)	37.9%	36.2%
Depreciation and amortization as a percentage of net sales	4.3%	3.6%
Operating income	$57,289	$61,848
Net loss	$(14,920)	$(27,246)
Number of company-operated stores at the end of the period	2,471	2,660
Number of concession stores at the end of the period	6,631	860

(1)	Includes non-recurring pre-Chapter 11 consulting expense of $8.6 million.

Net sales

Net sales for the three months ended August 4, 2018 decreased $2.2 million, or 0.7%, as compared to the three months ended July 29, 2017. Net sales were affected by the effect of company-operated and concession store closures of $7.9 million, partially offset by a favorable foreign currency translation effect of our non-U.S. net sales of $3.8 million, an increase in new and same store company-operated sales of $1.2 million and increased franchisees sales of $0.7 million. Net sales would have decreased 1.9% excluding the impact of foreign currency exchange rate changes.

Net sales for the six months ended August 4, 2018 increased $9.2 million, or 1.5%, as compared to the six months ended July 29, 2017. Net sales were affected by a favorable foreign currency translation effect of our non-U.S. net sales of $18.2 million, an increase in new concession and company-operated store sales of $2.0 million and increased franchisees sales of $1.1 million, partially offset by the effect of store closures of $10.9 million and a decrease in same store sales of $1.2 million. Net sales would have decreased 1.4% excluding the impact of foreign currency exchange rate changes.

For the three months ended August 4, 2018, the increase in same store sales was primarily attributable to an increase in average transaction value of 9.7%, partially offset by a decrease in average number of transactions per store of 5.3%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended August 4, 2018, the decrease in same store sales was primarily attributable a decrease in average number of transactions per store of 5.9%, partially offset by an increase in average transaction value of 9.1%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

The following table compares our sales of each product category for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Jewelry	49.3	48.5	49.0	48.7
Accessories	50.7	51.5	51.0	51.3

	100.0	100.0	100.0	100.0

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

During the three months ended August 4, 2018, gross profit percentage increased 180 basis points to 50.8% compared to 49.0% during the three months ended July 29, 2017. The increase in gross profit percentage consisted of a 100 basis point decrease in occupancy costs and by an 80 basis point increase in merchandise margin. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from cost reductions associated with store closures. The increase in merchandise margin percentage resulted primarily from a favorable foreign currency translation effect.

During the six months ended August 4, 2018, gross profit percentage increased 130 basis points to 50.4% compared to 49.1% during the six months ended July 29, 2017. The increase in gross profit percentage consisted of a 110 basis point decrease in occupancy costs and a 30 basis point increase in merchandise margin, partially offset by a 10 basis point increase in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from cost reductions associated with store closures. The increase in merchandise margin percentage resulted primarily from a favorable foreign currency translation effect, partially offset by higher markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

Selling, general and administrative expenses

During the three months ended August 4, 2018, selling, general and administrative expenses decreased $1.3 million, or 1.2%, compared to the three months ended July 29, 2017. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points compared to the three months ended July 29, 2017. Excluding an unfavorable $1.4 million foreign currency translation effect, selling, general, and administrative expenses would have decreased by $2.7 million. Excluding the foreign currency translation effect, the decrease was primarily due to decreased compensation-related expense, including concession store commission expense.

During the six months ended August 4, 2018, selling, general and administrative expenses increased $14.0 million, or 6.2%, compared to the six months ended July 29, 2017. As a percentage of net sales, selling, general and administrative expenses increased 170 basis points compared to the six months ended July 29, 2017. Excluding an unfavorable $7.4 million foreign currency translation effect and non-recurring pre-Chapter 11 consulting expense of $8.6 million, selling, general, and administrative expenses would have decreased by $2.0 million. Excluding the foreign currency translation effect and non-recurring pre-Chapter 11 consulting expense of $8.6 million, the decrease was primarily due to decreased compensation-related expense, including concession store commission expense.

Depreciation and amortization expense

During the three months ended August 4, 2018, depreciation and amortization expense increased $2.8 million to $13.7 million compared to $10.9 million for the three months ended July 29, 2017. Excluding an unfavorable $0.1 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $2.7 million.

During the six months ended August 4, 2018, depreciation and amortization expense increased $4.8 million to $26.9 million compared to $22.1 million for the six months ended July 29, 2017. Excluding an unfavorable $0.6 million foreign currency translation effect, the increase in depreciation and amortization expense would have been $4.2 million.

Other (income) expense, net

The following is a summary of other income activity for the three and six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Royalty income	$(2,809)	$(2,934)	$(5,279)	$(5,278)
Foreign currency exchange gain, net	(539)	768	(2,075)	411
Other income	—	(5)	—	(5)

	$(3,348)	$(2,171)	$(7,354)	$(4,872)

Reorganization items, net

Reorganization items, net represent amounts incurred after the Commencement Date as a direct result of the Bankruptcy and are comprised of the following for the three and six months ended August 4, 2018 (in thousands):

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018
Professional fees	$22,744	$33,697
Rejection of leases and other	7,277	7,277
Debtor-in-possession financing costs	432	4,470
Write-off of pre-petition debt issuance costs, debt premium, and adjustment in carrying value	—	(4,982)

Total reorganization items, net	$30,453	$40,462

Interest expense, net

During the three months ended August 4, 2018, net interest expense aggregated $5.1 million compared to $43.4 million for the three months ended July 29, 2017. The decrease is primarily due to the cessation of recording interest expense on outstanding debt subject to compromise.

During the six months ended August 4, 2018, net interest expense aggregated $30.0 million compared to $87.0 million for the six months ended July 29, 2017. The decrease is primarily due to the cessation of recording interest expense on outstanding debt subject to compromise.

Income taxes

The effective income tax rate was 287.8% and (13.6)% for the three and six months ended August 4, 2018. This effective income tax rate differed from the statutory federal income tax rate of 21.0% primarily from foreign losses with no associated income tax benefit and changes in valuation allowances.

The effective income tax rate was (100.4)% and (8.4)% for the three and six months ended July 29, 2017. This effective income tax rate differed from the statutory federal income tax rate of 35% primarily from foreign tax rate differentials as compared to the U.S. statutory rate, changes in the valuation allowance and the correction of an error associated with the prior quarter.

Segment Operations

We have two reportable segments – North America and Europe. The following is a discussion of results of operations by reportable segment.

North America

Key statistics and results of operations for our North America segment are as follows (dollars in thousands):

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Net sales	$199,454	$196,033	$406,388	$391,993
Increase in same store sales	4.4%	2.6%	4.9%	1.4%
Gross profit percentage	51.8%	48.9%	52.4%	49.9%
Number of company-operated stores at the end of the period	1,466	1,614	1,466	1,614
Number of concession stores at the end of the period	6,190	333	6,190	333

During the three months ended August 4, 2018, net sales in North America increased $3.4 million, or 1.7%, from the three months ended July 29, 2017. The increase was attributable to an increase in same store and new company-operated store sales of $8.9 million, increased franchisee sales of $0.7 million and a favorable foreign currency translation effect of our non-U.S. net sales of $0.1 million, partially offset by the effect of company-operated and concession store closures of $6.3 million. Sales would have increased 1.7% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 4, 2018, net sales in North America increased $14.4 million, or 3.7%, from the six months ended July 29, 2017. The increase was attributable to an increase in same store sales of $18.1 million, an increase in new concession and company-operated store sales of $4.1 million, increased franchisee sales of $1.1 million and a favorable foreign currency translation effect of our non-U.S. net sales of $0.6 million, partially offset by the effect of company-operated and concession store closures of $9.5 million. Sales would have increased 3.5% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 4, 2018, the increase in same store sales was primarily attributable to an increase in average transaction value of 8.5% and an increase in average number of transactions per store of 1.2%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended August 4, 2018, the increase in same store sales was primarily attributable to an increase in average transaction value of 6.7% and an increase in average number of transactions per store of 1.7%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended August 4, 2018, gross profit percentage increased 290 basis points to 51.8% compared to 48.9% during the three months ended July 29, 2017. The increase in gross profit percentage consisted of a 260 basis point decrease in occupancy costs, a 20 basis point increase in merchandise margin and by a 10 basis point decrease in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from cost reductions associated with store closures. The increase in merchandise margin percentage resulted primarily from higher initial markups and decreased shrink, partially offset by higher markdowns. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

During the six months ended August 4, 2018, gross profit percentage increased 250 basis points to 52.4% compared to 49.9% during the six months ended July 29, 2017. The increase in gross profit percentage consisted of a 260 basis point decrease in occupancy costs, partially offset by a 10 basis point increase in buying and buying-related costs. The decrease in occupancy costs, as a percentage of net sales, resulted primarily from cost reductions associated with store closures.

The following table compares our sales of each product category in North America for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Jewelry	54.3	54.8	53.8	55.1
Accessories	45.7	45.2	46.2	44.9

	100.0	100.0	100.0	100.0

Europe

Key statistics and results of operations for our Europe segment are as follows (dollars in thousands):

	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Net sales	$114,994	$120,604	$219,066	$224,265
(Decrease) increase in same store sales	(6.3)%	3.2%	(8.1)%	7.5%
Gross profit percentage	49.1%	49.0%	46.6%	47.8%
Number of company-operated stores at the end of the period	1,005	1,046	1,005	1,046
Number of concession stores at the end of the period	441	527	441	527

During the three months ended August 4, 2018, net sales in Europe decreased $5.6 million, or 4.7%, from the three months ended July 29, 2017. The decrease was attributable to a decrease in same stores sales of $7.7 million, and the effect of company-operated and concession store closures of $1.6 million, partially offset by a favorable foreign currency translation effect of our non-U.S. net sales of $3.7 million. Sales would have decreased 7.4% excluding the impact from foreign currency exchange rate changes.

During the six months ended August 4, 2018, net sales in Europe decreased $5.2 million, or 2.3%, from the six months ended July 29, 2017. The decrease was attributable to a decrease in same stores sales of $19.2 million and the effect of company-operated and concession store closures of $3.6 million, partially offset by a favorable foreign currency translation effect of our non-U.S. net sales of $17.6 million. Sales would have decreased 9.4% excluding the impact from foreign currency exchange rate changes.

For the three months ended August 4, 2018, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 13.0%, partially offset by an increase in average transaction value of 9.2%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

For the six months ended August 4, 2018, the decrease in same store sales was primarily attributable to a decrease in average number of transactions per store of 14.4%, partially offset by an increase in average transaction value of 9.6%. The average transaction value and the average number of transactions are calculated on an average store basis rather than a same store basis.

During the three months ended August 4, 2018, gross profit percentage increased 10 basis points to 49.1% compared to 49.0% during the three months ended July 29, 2017. The increase in gross profit percentage consisted of a 150 basis point increase in merchandise margin and a 10 basis point decrease in buying and buying-related costs, partially offset by a 150 basis point increase in occupancy costs. The increase in merchandise margin percentage resulted primarily from a favorable foreign currency translation effect and lower markdowns, partially offset by lower initial markups. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the deleveraging effect of a decrease in same store sales.

During the six months ended August 4, 2018, gross profit percentage decreased 120 basis points to 46.6% compared to 47.8% during the six months ended July 29, 2017. The decrease in gross profit percentage consisted of a 210 basis point increase in occupancy costs, partially offset by a 90 basis point increase in merchandise margin. The increase in occupancy costs, as a percentage of net sales, resulted primarily from the deleveraging effect of a decrease in same store sales. The increase in merchandise margin percentage resulted primarily from a favorable foreign currency translation effect and lower markdowns, partially offset by lower initial markups. Markdowns fluctuate based upon many factors, including the amount of inventory purchased versus the rate of sale and promotional activity. We do not anticipate a significant change in the level of markdowns that would materially affect our merchandise margin.

The following table compares our sales of each product category in Europe for each of the periods presented:

	Percentage of Total		Percentage of Total
Product Category	Three Months Ended August 4, 2018	Three Months Ended July 29, 2017	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Jewelry	40.8	38.4	40.2	37.7
Accessories	59.2	61.6	59.8	62.3

	100.0	100.0	100.0	100.0

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

The proceeds of the DIP ABL Loan were used to refinance all outstanding obligations and replace commitments under the ABL Credit Facility, including cash collateralization of certain letters of credit previously issued, outstanding and undrawn as of March 22, 2018, the closing date of the DIP Facility (the “DIP Closing Date”), and to pay fees, costs and expenses incurred in connection with the DIP Facility. The proceeds of the DIP Facility will also be used for working capital and general corporate purposes and to fund certain fees payable to professional service providers in connection with prosecuting the Chapter 11 Cases.

The Bankruptcy Court has approved the payment of certain pre-petition employee wages and benefits, the use of the debtors’ existing cash management system, the maintenance and administration of customer programs, the payment of the pre-petition claims of certain vendors, the honoring of insurance-related obligations, and the payment of certain pre-petition taxes and related fees.

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

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases.

Although the Company has obtained financing under the DIP Facility, we cannot state with certainty that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or that we will be able to confirm a Chapter 11 plan of reorganization that allows us to emerge from bankruptcy. In addition, we must comply with the covenants of our DIP Facility in order to continue to access our borrowings thereunder. These covenants include, among other things, a minimum EBITDA covenant, restrictions on our ability to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons, prepay, redeem or repurchase subordinated debt, make loans and investments, incur certain liens, impose limitations on dividends, loans or asset transfers from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of its assets to another person and enter into transactions with affiliates, provide financial information, budgets and other information, in each case except as permitted by the applicable agreements governing our DIP Facility. We cannot state with certainty that we will be able to comply with the covenants of our DIP Facility or secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

As of August 4, 2018, we had $65.6 million of availability under the DIP ABL Loan, net of applicable reserves.

Our independent registered public accountants’ report dated as of April 20, 2018, includes an other matter paragraph regarding the Company’s ability to continue as a going concern. This other matter paragraph constitutes an event of default under the CLSIP Term Loan Agreement that would otherwise permit the lenders under the CLSIP Term Loan to cause such indebtedness to become immediately due and payable. CLSIP Holdings, CLSIP, Wilmington Trust, N.A., as Administrative Agent and Collateral Agent under the CLSIP Term Loan Agreement, and certain of the lenders constituting Required Lenders (as that term is defined by the CLSIP Term Loan Agreement) under the CLSIP Term Loan have entered into a forbearance agreement dated as of April 19, 2018 (the “CLSIP Forbearance”) providing that, among other things, such lenders will forbear from causing the CLSIP Term Loan to become immediately due and payable and from exercising remedies arising from such event of default or other events of default that may arise on account of the commencement of the Chapter 11 Cases and/or any other transaction and/or agreement contemplated by the Restructuring Agreement. The CLSIP Forbearance also increased the interest rate of the loan to bear 11.0% per annum. As a result of the CLSIP Forbearance, the CLSIP Term Loan is classified as long-term debt.

Certain indebtedness of our European subsidiaries in an aggregate principal amount of $85.5 million matures in early 2019, as follows (dollars in millions):

Facility	Outstanding Amount	Maturity
Claire’s Gibraltar Credit Facility	$34.0	February 4, 2019
Europe Credit Agreement	$51.5	January 31, 2019

We currently anticipate that our European subsidiaries should be able to refinance this existing indebtedness as it matures, but this will depend on market and other conditions. In addition, efforts to reach agreements on a restructuring of our U.S. debt may impact our ability to refinance the European debt.

A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended August 4, 2018 and July 29, 2017 is outlined in the table below (in thousands):

	Six Months Ended August 4, 2018	Six Months Ended July 29, 2017
Operating activities	$26,905	$(33,233)
Investing activities	(9,127)	(8,139)
Financing activities	13,007	16,566

Cash flows from operating activities

For the six months ended August 4, 2018, cash provided by operations increased $60.1 million compared to the prior year period. The primary reason for the increase provided by operations was an increase in operating income and net other items of $85.8 million, offset by an increase in working capital of $25.7 million, excluding cash equivalents. For the six months ended July 29, 2017, cash used in operations decreased $20.3 million compared to the prior year period. The primary reason for the decrease in cash used in operations was an increase in operating income and net other items of $28.8 million, offset by an increase in working capital of $8.5 million, excluding cash equivalents.

Cash flows from investing activities

For the six months ended August 4, 2018, cash used in investing activities was $9.1 million and consisted of $9.1 million for capital expenditures. For the six months ended July 29, 2017, cash used in investing activities was $8.1 million and consisted of $8.1 million for capital expenditures.

Cash flows from financing activities

For the six months ended August 4, 2018, cash provided by financing activities was $13.0 million, which consisted primarily of proceeds from the issuance of our $60.0 million DIP term loan, partially offset by net payments of $31.0 million under our ABL Credit Facility, payment of $5.3 million for unamortized interest related to long-term debt, payment of $4.5 million in financing costs, payment of $6.0 million for current portion of long-term debt and payment of $0.2 million for a capital lease. For the six months ended July 29, 2017, cash provided by financing activities was $16.6 million, which consisted primarily of net borrowings of $39.8 million under our ABL Credit Facility, partially offset by payment of $18.4 million for the extinguishment of the Senior Subordinated Notes, payment of $4.3 million for unamortized interest related to long-term debt, payment of $0.4 million in financing costs and payment of $0.1 million for a capital lease.

We or our affiliates have purchased and may, from time to time, purchase portions of our indebtedness. All of our purchases have been open market transactions.

Cash Position

As of August 4, 2018, we had cash of $69.4 million.

In addition, as of August 4, 2018, our foreign subsidiaries held cash and cash equivalents of $35.1 million. During the six months ended August 4, 2018, we transferred certain cash held by foreign subsidiaries to the U.S. to meet certain liquidity needs.

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

For a description of our existing debt and debt agreements, see Note 5 – Debt, in the Unaudited Condensed Consolidated Financial Statements. As of August 4, 2018, we were in compliance with the covenants in all existing debt agreements for debt not subject to compromise.

See Note 4 – Fair Value Measurements for related fair value disclosure on debt.

Europe Bank Credit Facilities

Our non-U.S. subsidiaries have bank credit facilities totaling $1.9 million. These facilities are used for working capital requirements, letters of credit and various guarantees. These credit facilities have been arranged in accordance with customary lending practices in their respective countries of operation. As of August 4, 2018, we had a reduction of $1.7 million for outstanding bank guarantees, which reduces the borrowing availability to $0.2 million as of that date.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value test. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis. Our principal intangible assets, other than goodwill, are tradenames, franchise agreements, and leases that existed as of the date that the Company was acquired in May 2007, which had terms that were favorable to market at that date. Our impairment testing for Fiscal 2017 resulted in the recognition of a non-cash impairment charge of $1.4 million relating to long-lived assets. We expect to next perform our annual impairment analysis during the fourth fiscal quarter of Fiscal 2018, and we may be required to recognize additional impairment charges at that time or in the future.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our press releases and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our future financial performance, business strategy, planned capital expenditures, ability to service our debt, and new store openings for future fiscal years, are forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and we assume no obligation to update any forward-looking statement. The forward-looking statements may use the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe,” “forecast,” and similar expressions. Forward-looking statements involve known or unknown risks, uncertainties and other factors, including changes in estimates and judgments discussed under “Critical Accounting Policies and Estimates” which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of these risks, uncertainties and other factors are as follows: our level of indebtedness; general economic conditions; changes in consumer preferences and consumer spending; unwillingness of vendors and service providers to supply goods or services pursuant to historical customary credit arrangements; competition; general political and social conditions such as war, political unrest and terrorism; natural disasters or severe weather events; currency fluctuations and exchange rate adjustments; failure to maintain our favorable brand recognition; failure to successfully market our products through other channels, such as e-commerce; uncertainties generally associated with the specialty retailing business, such as decreases in mall traffic; disruptions in our supply of inventory; inability to increase same store sales; inability to renew, replace or enter into new store leases on favorable terms; increase in our cost of merchandise; significant increases in our merchandise markdowns; inability to grow our company-operated store base, expand our international store base through franchise or similar licensing arrangements, or expand our store base through concession stores; inability to design and implement new information systems; data security breaches of confidential information or other cyber-attacks; delays in anticipated store openings or renovations; results from any future asset impairment analysis, changes in applicable laws, rules and regulations, including laws and regulations governing the sale of our products, particularly regulations relating to heavy metal and chemical content in our products; changes in anti-bribery laws; changes in employment laws, including laws relating to overtime pay, tax laws and import laws; product recalls; loss of key members of management; increases in the costs of healthcare for our employees; increases in the cost of labor; labor disputes; increases in the cost of borrowings; unavailability of additional debt or equity capital; and the impact of our substantial indebtedness on our operating income and our ability to grow. In addition, we typically earn a disproportionate share of our operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. Risks and uncertainties relating to any capital restructuring initiative include: risks and uncertainties relating to the Chapter 11 Cases, including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate as a debtor in possession in Chapter 11, risks associated with motions filed and relief sought by third parties in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations or business prospects and increased legal and other professional costs necessary to execute the Company’s reorganization; risks and uncertainties associated with the transactions contemplated in the DIP Credit Agreement, Backstop Agreement and Restructuring Support Agreement, including satisfaction of the conditions thereto are subject to certain conditions, which conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, including the negotiation of terms, conditions and provisions related thereto; the ability of the Company to obtain requisite support for the restructuring and a Chapter 11 plan of reorganization from various stakeholders; the ability of the Company to continue as a going concern; the ability of the Company and its Debtor affiliates to confirm a Chapter 11 plan of reorganization; and the effects of disruption from the Chapter 11 Cases and any restructuring transactions pursued or consummated in connection therewith or relating thereto, making it more difficult to maintain business, financing and operational relationships, to obtain and maintain normal terms with customers, suppliers and service providers and to retain key executives and to maintain various licenses and approvals necessary for the Company to conduct its business. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. Additional discussion of these and other risks and uncertainties is contained elsewhere in this Item 2, in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and in our Form 10-K for Fiscal 2017 under “Statement Regarding Forward-Looking Disclosures” and “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash

We have significant amounts of cash at financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on our deposits. We mitigate this risk by maintaining bank accounts with a group of credit worthy financial institutions.

Interest Rates

As of August 4, 2018, we had fixed rate debt of $2,066.7 million and variable rate debt of $94.0 million. Based on our variable rate balance as of August 4, 2018, a 1% change in interest rates would increase or decrease our annual interest expense by approximately $0.9 million.

Foreign Currency

We are exposed to market risk from foreign currency exchange rate fluctuations on the United States dollar (“USD” or “dollar”) value of foreign currency denominated transactions and our investments in foreign subsidiaries. We manage this exposure to market risk through our regular operating and financing activities, and may from time to time, use foreign currency hedges. Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling, and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. As of August 4, 2018, we maintained no foreign currency options. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries. Included in “Comprehensive loss” are $(15.1) million and $14.0 million, net of tax, reflecting the unrealized gain on foreign currency translations and intra-entity foreign currency transactions during the six months ended August 4, 2018 and July 29, 2017, respectively.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting have been made during the quarter ended August 4, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 6.	Exhibits

10.1	Amendment to Restructuring Support Agreement. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIRE’S STORES, INC.

September 14, 2018	By:	/s/ Ron Marshall
Ron Marshall, Chief Executive Officer (principal executive officer)

September 14, 2018	By:	/s/ Scott Huckins
Scott Huckins, Executive Vice President and Chief Financial Officer (principal financial officer)